Form 10-Q
period 2004-09-30
ACADIA PHARMACEUTICALS INC
filed 2004-11-12
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days—    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on October 31, 2004:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	16,866,979

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2004	December 31, 2003(1)
Assets
Cash and cash equivalents	$5,692,600	$6,308,100
Investment securities, available-for-sale	37,465,200	20,905,900
Prepaid expenses and other current assets	1,747,600	1,058,200

Total current assets	44,905,400	28,272,200
Property and equipment, net	2,549,000	3,117,000
Other assets	295,100	303,800

	$47,749,500	$31,693,000

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$2,450,300	$1,532,700
Accrued expenses	3,200,700	2,130,900
Deferred revenue	1,653,600	1,320,000
Current portion of long-term debt	2,059,400	3,242,300

Total current liabilities	9,364,000	8,225,900

Long-term debt, less current portion	1,026,300	1,624,100

Commitments
Convertible preferred stock, $0.01 par value; no shares and 21,169,067 shares authorized at September 30, 2004 and December 31, 2003, respectively; no shares and 9,900,913 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	74,514,000

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares and no shares authorized at September 30, 2004 and December 31, 2003, respectively; no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.0001 par value; 75,000,000 shares and 30,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 16,866,979 shares and 1,462,062 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1,700	300
Additional paid-in capital	126,772,500	18,193,600
Accumulated deficit	(86,948,200)	(68,365,900)
Unearned stock-based compensation	(2,765,100)	(2,923,100)
Accumulated other comprehensive income	298,300	424,100

Total stockholders’ equity (deficit)	37,359,200	(52,671,000)

	$47,749,500	$31,693,000

(1)	The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Collaborative revenues—related party	$1,506,300	$1,249,900	$3,445,900	$3,580,000
Other collaborative research revenues	75,000	425,000	75,000	2,225,800

Total revenues	1,581,300	1,674,900	3,520,900	5,805,800

Operating expenses
Research and development(1)	5,923,200	3,989,400	17,079,100	12,443,600
General and administrative(1)	1,311,000	642,500	3,102,400	2,032,400
Stock-based compensation	669,600	358,500	1,979,300	801,500

Total operating expenses	7,903,800	4,990,400	22,160,800	15,277,500

Loss from operations	(6,322,500)	(3,315,500)	(18,639,900)	(9,471,700)
Interest income	204,400	102,300	409,000	264,300
Interest expense	(96,400)	(163,200)	(351,400)	(556,000)

Net loss	$(6,214,500)	$(3,376,400)	$(18,582,300)	$(9,763,400)
Participation of preferred stock	—	(2,942,700)	(8,586,500)	(8,509,200)

Net loss available to common stockholders	(6,214,500)	(433,700)	(9,995,800)	(1,254,200)

Net loss per common share, basic and diluted	$(0.37)	$(0.30)	$(1.22)	$(0.86)

Weighted average common shares outstanding, basic and diluted	16,628,914	1,458,961	8,225,452	1,458,294

Net loss available to participating preferred stockholders	$—	$(2,942,700)	$(8,586,500)	$(8,509,200)

Net loss per participating preferred share, basic and diluted	$—	$(0.30)	$(0.87)	$(1.00)

Weighted average participating preferred shares outstanding, basic and diluted	—	9,900,913	9,900,913	8,535,686

(1) Excludes stock-based compensation as follows:
Research and development	$376,400	$192,200	$1,062,600	$447,300
General and administrative	293,200	166,300	916,700	354,200

	$669,600	$358,500	$1,979,300	$801,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net loss	$(18,582,300)	$(9,763,400)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	948,300	994,900
Stock-based compensation	1,979,300	801,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(707,500)	(295,200)
Other assets	1,400	73,100
Accounts payable	943,000	122,700
Accrued expenses	1,094,300	230,900
Deferred revenue	333,600	1,295,000

Net cash used in operating activities	(13,989,900)	(6,540,500)

Cash flows from investing activities
Purchases of investment securities	(32,211,500)	(32,558,800)
Maturities of investment securities	15,610,000	15,650,000
Purchases of property and equipment	(385,200)	(984,000)

Net cash used in investing activities	(16,986,700)	(17,892,800)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	31,245,000	14,700
Proceeds from issuance of preferred stock, net of issuance costs	—	28,004,700
Proceeds from issuance of long-term debt	1,669,700	932,100
Repayments of long-term debt	(2,502,000)	(2,269,000)

Net cash provided by financing activities	30,412,700	26,682,500

Effect of exchange rate changes on cash	(51,600)	(9,500)

Net increase (decrease) in cash and cash equivalents	(615,500)	2,239,700
Cash and cash equivalents
Beginning of period	6,308,100	4,453,600

End of period	$5,692,600	$6,693,300

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	$(42,200)	$22,800
Conversion of debt to common stock	$1,007,400	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$74,514,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiary ACADIA Pharmaceuticals A/S, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2003 included in the Company’s Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on May 26, 2004. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The Company computed its net income (loss) per common share using the two class method; therefore, the right of preferred stockholders to participate in the Company’s net income (loss) was excluded from net income (loss) available to common stockholders up to the closing of the Company’s initial public offering on June 2, 2004, at which time all outstanding preferred stock was reclassified or converted into common stock. During the three months ended September 30, 2004, there was only one class of stock outstanding. For the 2003 financial reporting periods, the method by which the Company allocated net income (loss) to the preferred stock was based on the number of preferred shares outstanding compared to the total combined preferred and common shares outstanding at the end of the applicable financial reporting period. For the nine months ended September 30, 2004, the Company allocated net income (loss) to the preferred stock based on the number of preferred shares outstanding compared to the total combined preferred and common shares outstanding as of the date of the closing of the Company’s initial public offering on June 2, 2004. The remaining net income (loss) was available to common stockholders.

The basic and diluted net loss per common share amounts for the three and nine months ended September 30, 2004, presented in the statements of operations, include the effect, on a weighted average basis, of the 5.0 million shares of common stock issued in the Company’s initial public offering that closed on June 2, 2004 and the approximately 9.9 million shares of common stock issued upon conversion or reclassification of the Company’s preferred stock in conjunction with the closing of the initial public offering.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	1,715,355	1,516,412	1,741,094	1,263,329
Antidilutive warrants to purchase common stock	74,073	74,073	74,073	74,073
Restricted common stock	216,687	—	177,195	—

	2,006,115	1,590,485	1,992,362	1,337,402

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

For purposes of determining compensation expense, the fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for grants during the periods (the 70% volatility assumption was used to determine compensation expense beginning June 2, 2004, the date of the closing of the Company’s initial public offering):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	70.0%	0.0%	70.0%	0.0%
Risk-free interest rate	3.0%	3.0%	3.0%	3.0%
Expected life (in years)	5	5	5	5

Pro forma information follows for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net loss, as reported	$(6,214,500)	$(3,376,400)	$(18,582,300)	$(9,763,400)
Add: Total stock-based employee compensation costs included in the determination of net loss	640,100	333,000	1,932,800	763,000
Deduct: Total stock-based employee compensation costs that would have been included in net loss if the fair value method had been applied	(734,200)	(376,200)	(2,143,600)	(878,400)

Pro forma net loss	$(6,308,600)	$(3,419,600)	$(18,793,100)	$(9,878,800)
Participation of preferred stock	—	(2,980,300)	(8,641,100)	(8,609,800)

Pro forma net loss available to common stockholders	$(6,308,600)	$(439,300)	$(10,152,000)	$(1,269,000)

Actual net loss per common share, basic and diluted	$(0.37)	$(0.30)	$(1.22)	$(0.86)
Pro forma net loss per common share, basic and diluted	$(0.38)	$(0.30)	$(1.23)	$(0.87)
Pro forma net loss available to participating preferred stockholders	$—	$(2,980,300)	$(8,641,100)	$(8,609,800)

Actual net loss per participating preferred share, basic and diluted	$—	$(0.30)	$(0.87)	$(1.00)
Pro forma net loss per participating preferred share, basic and diluted	$—	$(0.30)	$(0.87)	$(1.01)

4. Comprehensive Loss

For the three and nine months ended September 30, 2004 and 2003, comprehensive loss consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net loss	$(6,214,500)	$(3,376,400)	$(18,582,300)	$(9,763,400)
Unrealized gain (loss) on investment securities	3,500	10,400	(42,200)	22,800
Foreign currency translation gain (loss)	(25,800)	16,700	(83,600)	51,900

Total comprehensive loss	$(6,236,800)	$(3,349,300)	$(18,708,100)	$(9,688,700)

5. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and nine months ended September 30, 2004 and 2003 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated is as follows:

	September 30, 2004	December 31, 2003
	(unaudited)
United States	$1,465,600	$1,660,300
Denmark	1,378,500	1,760,500

Total	$2,844,100	$3,420,800

6. Development Agreement With The Stanley Medical Research Institute

On May 3, 2004, the Company entered into a development agreement with The Stanley Medical Research Institute, or SMRI, a leading nonprofit organization that supports research on potential treatments for schizophrenia. The development term is for three years and may be extended for additional one-year periods by written agreement of the parties. Under this agreement, the Company is entitled to receive up to $5 million in funding to support the further development of one of the Company’s drug candidates for the treatment of schizophrenia. Assuming the successful development and commercialization of this drug candidate, the Company is required to pay to SMRI royalties on product sales up to a specified level. SMRI may terminate this agreement in selected instances, including if the Company enters into a strategic alliance covering the drug candidate or does not reasonably progress its development. Upon signing this agreement, the Company also received $1 million from SMRI and issued a $1 million convertible promissory note to SMRI bearing interest at 9% per annum (the “SMRI Note”). Upon the closing of the Company’s initial public offering, the SMRI Note and accrued interest automatically converted into 143,914 shares of the Company’s common stock at the initial public offering price of $7.00 per share. As of September 30, 2004, no revenues have been recognized under this development agreement.

7. Convertible Preferred Stock and Stockholders’ Equity

Initial Public Offering

On June 2, 2004, the Company completed the initial public offering of 5.0 million shares of its common stock for proceeds of $31.0 million net of underwriting discounts and commissions and offering expenses.

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

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, internal programs, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have five drug programs in clinical and preclinical development. Our three Phase II-stage clinical programs are ACP-103 for treatment-induced dysfunction in Parkinson’s disease, ACP103 as an adjunctive therapy for schizophrenia, and ACP-104 for the treatment of schizophrenia. We have retained worldwide commercialization rights for these programs. We also have a clinical program for neuropathic pain and a preclinical drug development program for glaucoma, each in collaboration with Allergan.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At September 30, 2004, we had an accumulated deficit of $86.9 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. To date, we have entered into three separate collaboration agreements with Allergan. We have also entered into a technology license agreement with Aventis and smaller scale collaboration agreements with other parties. As of September 30, 2004, we had received $31.3 million in payments under these agreements, including research funding and related fees and upfront and milestone payments.

We expect our revenues for the next several years to consist of payments under our current agreements and any additional collaborations, including upfront payments upon execution of new agreements, research funding and related fees throughout the research term of the agreements and milestone payments contingent upon achievement of agreed upon objectives. Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we expect to receive a minimum of approximately $12.0 million in research funding and other fees through March 2006, of which $7.3 million had been received as of September 30, 2004. Our collaboration agreements with Allergan also allow for potential additional levels of research funding as determined by the parties. In addition, we may receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Revenues from our collaboration agreements with Allergan, a stockholder, are classified as “Collaborative revenues — related party” in the accompanying condensed consolidated financial statements. Each of our collaboration agreements is subject to early termination by the collaborator upon specified events, including if we have a change in control or breach the agreement. Upon the conclusion of the research term under each agreement, our collaborator may terminate the agreement by notice.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, laboratory supplies and costs for facilities and equipment. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on the preclinical and clinical development of our most advanced programs. We are responsible for all costs incurred in the development of ACP-103 for both schizophrenia and treatment-induced dysfunction in Parkinson’s disease patients and ACP-104 for schizophrenia, as well as the research costs associated with other drug programs. We are not responsible for, nor have we incurred, preclinical or clinical development expenses in the drug programs that we are pursuing under our collaboration agreements, including our clinical program for neuropathic pain and our preclinical program for glaucoma, each of which we are developing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research projects. Accordingly, we do not account for our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the substantial majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that costs associated with external service providers are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2004 and 2003 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Costs of external service providers:
ACP-103	$1,055	$602	$3,566	$2,294
ACP-104	510	6	674	125
Other	442	286	1,096	702

Subtotal	2,007	894	5,336	3,121
Unallocated internal costs	3,916	3,095	11,743	9,323

Total research and development	$5,923	$3,989	$17,079	$12,444

At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our drug programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our drug candidates for potential commercialization. Due to these factors and the other factors highlighted in the risk factors included elsewhere in this Quarterly Report, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While we are currently focused on advancing the clinical development of ACP-103 and ACP-104, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as an ongoing assessment as to the drug candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which drug candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.

We expect our research and development expenses to be substantial and to increase as we continue the development of our clinical programs and as we continue and expand our research programs. The lengthy process of completing clinical trials and seeking regulatory approval for our drug candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectibility is reasonably assured. Our revenues are primarily related to our collaboration agreements, and such agreements provide for various types of payments to us, including research funding and related fees, upfront payments, future milestone payments, and royalties.

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

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. We account for expenses associated with these external services by determining the total cost of a given study based on the terms of the related contract. We accrue for costs incurred as the services are being provided by monitoring the status of the trials and the invoices received from our external service providers. In the case of clinical trials, the estimated cost normally relates to the projected cost to treat a patient in our trials and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, the number of clinical trials and related research service agreements has been relatively limited and our estimates have not differed significantly from the actual costs incurred. However, we expect to expand the level of our clinical trials and related research and development services in the future. As a result, we anticipate that our estimated accruals for clinical and research services will be more material to our operations in future periods. Subsequent changes in estimates may be a material change in our accrual, which could also materially affect our balance sheet and results of operations.

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

Comparison of the Three Months Ended September 30, 2004 and 2003

Revenues

Revenues totaled $1.6 million for the three months ended September 30, 2004 compared to $1.7 million for the three months ended September 30, 2003. Revenues from our collaboration agreements with Allergan increased to $1.5 million for the three months ended September 30, 2004, from $1.2 million for the three months ended September 30, 2003, primarily due to a milestone earned in the third quarter of 2004. The increase in revenues from our Allergan collaborations largely offset a decrease in other collaborative revenues during the period.

Research and Development Expenses

Research and development expenses increased to $5.9 million for the three months ended September 30, 2004 from $4.0 million for the three months ended September 30, 2003. This increase was primarily due to $1.1 million in increased fees paid to external service providers and increased costs associated with our internal research and development activities, including $378,000 in increased salaries and related personnel costs, $264,000 in increased laboratory supplies, and increased facility and equipment costs. The increase in external service costs for the three months ended September 30, 2004 relative to the comparable period of 2003 was primarily attributable to increased clinical development expenses associated with ACP-103 and ACP-104. We expect that fees paid to external service providers will continue to increase in future periods as we continue to develop our drug candidates.

General and Administrative Expenses

General and administrative expenses increased to $1.3 million for the three months ended September 30, 2004 from $643,000 for the three months ended September 30, 2003. The increase in general and administrative expenses was primarily due to $355,000 in increased insurance costs, legal and other professional fees and $255,000 in increased salaries and related personnel costs primarily associated with operating as a public company. We anticipate increases in general and administrative expenses in future periods as we expand our administrative organization and incur additional costs associated with operating as a public company and to support the future growth of our research and development organization.

Stock-Based Compensation Expenses

Stock-based compensation expense totaled $670,000 for the three months ended September 30, 2004, compared to $359,000 for the three months ended September 30, 2003. The increase in stock-based compensation expense resulted from an increase in the amortization of deferred stock-based compensation associated with employee stock options and compensation expense from the valuation of options granted to consultants. We estimate that the remaining unearned stock-based compensation of $2.8 million at September 30, 2004 will be recognized as expense in future years as follows: $495,000 for the remainder of 2004, $1.3 million in 2005, $667,000 in 2006, $265,000 in 2007 and $31,000 thereafter.

Interest Income

Interest income increased to $204,000 for the three months ended September 30, 2004 from $102,000 for the three months ended September 30, 2003. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from the proceeds of our initial public offering, which closed in early June 2004.

Comparison of the Nine Months Ended September 30, 2004 and 2003

Revenues

Revenues decreased to $3.5 million for the nine months ended September 30, 2004 from $5.8 million for the nine months ended September 30, 2003. Revenues from our collaboration agreements with Allergan totaled $3.4 million and $3.6 million for the nine months ended September 30, 2004 and 2003, respectively. Revenues decreased primarily due to a decrease in other collaborative research revenues, following the completion of the research term of our collaboration agreement with Amgen in late 2003.

Research and Development Expenses

Research and development expenses increased to $17.1 million for the nine months ended September 30, 2004 from $12.4 million for the nine months ended September 30, 2003. This increase was primarily due to $2.2 million in increased fees paid to external service providers and increased costs associated with our internal research and development activities, including $1.0 million in increased salaries and related personnel costs, $784,000 in increased laboratory supplies, and increased facility and equipment costs. The increase in external service costs for the nine months ended September 30, 2004 relative to the comparable period of 2003 was primarily attributable to increased clinical development expenses associated with ACP-103 and ACP-104.

General and Administrative Expenses

General and administrative expenses increased to $3.1 million for the nine months ended September 30, 2004 from $2.0 million for the nine months ended September 30, 2003. The increase in general and administrative expenses was primarily due to $615,000 in increased insurance costs, legal and other professional fees, and, to a lesser degree, increased personnel expenses as we transitioned to operating as a public company in June 2004.

Stock-Based Compensation Expenses

Stock-based compensation expense totaled $2.0 million for the nine months ended September 30, 2004, compared to $802,000 for the nine months ended September 30, 2003. The increase in stock-based compensation expense resulted from an increase in the amortization of deferred stock-based compensation associated with employee stock options and compensation expense from the valuation of options granted to consultants. We recorded deferred stock-based compensation totaling $1.8 million and $3.0 million for the nine months ended September 30, 2004 and 2003, respectively, in connection with the grant of stock options to employees.

Interest Income

Interest income increased to $409,000 for the nine months ended September 30, 2004 from $264,000 for the nine months ended September 30, 2003. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from the proceeds of our initial public offering, which closed in early June 2004.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments under our collaboration agreements, debt financing and interest income. As of September 30, 2004, we had received $107.2 million in net proceeds from sales of our equity securities, including $6.0 million from Allergan. In addition, as of September 30, 2004, we had retired $6.9 million in debt and related accrued interest through the issuance of our common stock. From inception to September 30, 2004, we received $31.3 million in payments from collaboration agreements, $19.0 million in debt financing, and $5.9 million in interest income.

At September 30, 2004, we had approximately $43.2 million in cash, cash equivalents and investment securities compared to $27.2 million at December 31, 2003. We have invested a substantial portion of our available cash funds in investment securities consisting of high quality, marketable debt instruments of corporations and financial institutions. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities increased to $14.0 million for the nine months ended September 30, 2004 compared to $6.5 million for the nine months ended September 30, 2003. The increase in net cash used in operations during the nine months ended September 30, 2004 was primarily due to an increase in our net loss, as adjusted by increased non-cash, stock-based compensation expense partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities (excluding purchases and maturities of investment securities) reflects our purchases of property and equipment. From inception through September 30, 2004, we purchased $9.9 million in property and equipment, the majority of which we have funded through equipment financing agreements and other debt facilities.

Net cash provided by financing activities totaled $30.4 million for the nine months ended September 30, 2004 compared to $26.7 million for the nine months ended September 30, 2003. The net cash provided by financing activities in the nine months ended September 30, 2004 was primarily due to net proceeds of approximately $31.0 million raised in our initial public offering. The net cash provided by financing activities in the nine months ended September 30, 2003 was primarily due to net proceeds of $28.0 million from the issuance of our Series F preferred stock.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment acquisitions. The agreements contain interest rates ranging from 7.93% to 12.58% per annum. At September 30, 2004, we had $2.0 million in outstanding borrowings under these agreements, which are secured by the related equipment. In May 2002, we also issued a secured promissory note to a lender for $5.0 million, which we utilized to finance equipment, leasehold improvements and other working capital needs. We had an outstanding balance of $1.1 million under this promissory note at September 30, 2004. This note accrues interest at a rate of 10.73% per annum and is collateralized by substantially all personal property of the Company, excluding its intellectual property. We were in compliance with required financial covenants and conditions at September 30, 2004.

In June 2004, we entered into an agreement to lease a new facility in Scandinavia. The lease is expected to commence in June 2005 and will require us to pay annual rent of approximately $970,000 for a ten-year period.

The following table summarizes our long-term contractual obligations at September 30, 2004:

	Total	Less than 1 Year	1 - 3 Years (2005-2007)	4 - 5 Years (2008-2009)	Thereafter
Operating leases	$11,207,800	$353,700	$3,645,100	$1,944,000	$5,265,000
Long-term debt	3,085,700	829,300	2,216,700	39,700	—

Total	$14,293,500	$1,183,000	$5,861,800	$1,983,700	$5,265,000

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

We have experienced significant net losses since our inception. As of September 30, 2004, we had an accumulated deficit of approximately $86.9 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Our primary source of revenues for the nine months ended September 30, 2004 was from research and milestone payments under our collaboration agreements with Allergan. For the nine-month period ended September 30, 2004, we received 98% of our revenues from our collaborations with Allergan. We anticipate that our collaborations with pharmaceutical companies will continue to be our primary source of revenues for the next several years, which provide us with research funding and potential milestone payments and royalties. We cannot be certain that the milestones required to trigger revenues will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

All of our drug candidates are at an early stage of development and the historical rate of failures for drug candidates is extremely high. Our three Phase II-stage clinical programs are ACP-103 for treatment-induced dysfunction in Parkinson’s disease, ACP-103 as an adjunctive therapy for schizophrenia, and ACP-104 for the treatment of schizophrenia.

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

We have consumed substantial amounts of capital since our inception. For the year ended December 31, 2003 and the nine months ended September 30, 2004, we used $13.2 million and $15.2 million, respectively, in cash, cash equivalents and investment securities to fund our activities. Although we believe our existing cash resources and anticipated payments from existing collaboration agreements will be sufficient to fund our anticipated cash requirements through 2005, we will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise for selected drug candidates. For the nine months ended September 30, 2004, we received 98% of our revenues from our collaborations with Allergan. We expect that a similar percentage of our revenues for the foreseeable future will be generated by collaborations, although there is no guarantee that revenues from our collaborations will continue at current or past levels.

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

Our subsidiary in Denmark, ACADIA Pharmaceuticals A/S, employs approximately 36% of our total personnel, and is engaged in research and development activities with primary responsibility for combinatorial, medicinal and analytical chemistry. Our principal executive offices, however, are located in California. The additional administrative expense required to follow and coordinate activities in both Denmark and California could divert management resources from other important endeavors and, in turn, delay any development and commercialization efforts. In addition, currency fluctuations involving our Danish operations may cause foreign currency translation gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

We have no manufacturing facilities and have no experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our drug candidates for clinical trials. If any of our drug candidates are approved by the FDA or other regulatory agencies for commercial sale, we may need to contract with a third party to manufacture them in larger quantities. We currently use third-party manufacturers to produce ACP-103 and ACP-104 for us. While we believe that there are numerous alternative sources available to manufacture our drug candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but do not expect them to be material.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our drug candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our drug candidates, proprietary technologies and their uses from unauthorized use by third parties to the extent that valid and enforceable patents or effectively protected trade secrets cover them. Although we have filed several patent applications with respect to ACP-104 and ACP-103, we have not been issued any patents with respect to ACP-104 and have been issued only two patents with respect to ACP-103.

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

Even if we have or obtain patents covering our drug candidates or technologies, we may still be barred from making, using and selling our drug candidates or technologies because of the patent rights of others. Others have or may have filed, and in the future are likely to file, patent applications covering compounds, assays, genes, gene products or therapeutic products that are similar or identical to ours. There are many issued U.S. and foreign patents relating to genes, nucleic acids, polypeptides, chemical compounds or therapeutic products, and some of these may encompass reagents utilized in the identification of candidate drug compounds or compounds that we desire to commercialize. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of central nervous system disorders and the other fields in which we are developing products. These could materially affect our ability to develop our drug candidates or sell our products. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our drug candidates or technologies may infringe. These patent applications may have priority over patent applications filed by us. Disputes may arise regarding the ownership or inventorship of our inventions. It is difficult to determine how such disputes would be resolved. Others may challenge the validity of our patents. If our patents are found to be invalid, we will lose the ability to exclude others from making, using or selling the inventions claimed therein.

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

For example, our potential product for treatment-induced dysfunction in Parkinson’s disease will compete with off-label use of Seroquel, marketed by Astra-Zeneca, and the generic drug clozapine. Our potential products for the treatment of schizophrenia will compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Seroquel, marketed by Astra-Zeneca, and clozapine. In the area of neuropathic pain, our potential products will compete with Neurontin, marketed by Pfizer, and Lyrica (pregabalin), anticipated to be marketed by Pfizer, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma will compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

The market prices for securities of biotechnology companies in general, and early-stage drug discovery and development companies in particular have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, including results of our clinical trials for ACP-103, ACP-104 and our neuropathic pain collaboration;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities such as chat rooms;

•	public concern as to, and legislative action with respect to, genetic testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;

•	regulatory developments in the United States and foreign countries; or

•	economic and political factors, including wars, terrorism and political unrest.

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. The holders of most of our outstanding capital stock have agreed with the underwriters of the initial public offering to be bound by a lock-up agreement that prohibits these holders from selling or transferring their stock, other than in specific circumstances, through November 22, 2004. However, Banc of America Securities LLC, on behalf of the underwriters, at its discretion can waive the restrictions of the lock-up agreement at an earlier time without prior notice or announcement. We have been advised that Banc of America, in evaluating whether to waive the restrictions in a lock-up agreement, may consider a number of factors with a view toward maintaining an orderly market for, and minimizing volatility in the market price of, our common stock. These factors include, among others, the number of shares involved, the then recent trading volume and prices of our common stock, the length of time before the lock-up expires and the reasons for, and the timing of, the request. Once the lock-up expires, other than the shares sold in the initial public offering, 3,093,296 shares of our common stock will be tradable pursuant to Rule 144(k), 699,722 shares of our common stock will be eligible for resale under Rule 701 and 7,771,489 shares of our common stock will be eligible for resale under Rule 144 subject to volume limitations. Once the lock-up expires, holders of at least 10,003,289 shares of our common stock will have rights to cause us to file a registration statement on their behalf or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance and other matters.

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

Foreign Currency Risk

We have a wholly owned subsidiary in Denmark, ACADIA Pharmaceuticals A/S, which exposes us to foreign exchange risk. The functional currency of our subsidiary is the Danish local currency, the Danish kroner. Accordingly, all assets and liabilities of our subsidiary are translated to U.S. dollars based on the exchange rate on the balance sheet date. Expense components are translated to U.S. dollars at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income as a component of our stockholders’ equity (deficit). Other foreign currency transaction gains and losses are included in our results of operations and, to date, have not been significant. We have not hedged exposures denominated in foreign currencies or any other derivative financial instrument.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) The initial public offering of our common stock, par value $0.0001 (the “Offering”), was effected through a Registration Statement on Form S-1 (File No. 333-113137) that was declared effective by the Securities and Exchange Commission on May 26, 2004. On June 2, 2004, 5.0 million shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, resulting in aggregate net proceeds of approximately $31.0 million. There has been no material change in the planned use of proceeds described in our Prospectus for the Offering.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Amended and Restated Stockholders Agreement, dated March 27, 2003, by and among the Registrant and the stockholders named therein (filed as Exhibit 4.2, as applicable, to Registration Statement No. 333-113137).

4.3	Form of Warrants to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3, as applicable, to Registration Statement No. 333-113137).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 12, 2004
	By:	/s/ Uli Hacksell
Uli Hacksell, Ph.D. Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)