Form 10-K
period 2004-12-31
ACADIA PHARMACEUTICALS INC
filed 2005-03-18
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50768

ACADIA PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1376651
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3911 Sorrento Valley Boulevard San Diego, California	92121
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:

(858) 558-2871

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $68.7 million, based on the closing price of the registrant’s common stock on the Nasdaq National Market on June 30, 2004 of $6.20 per share.

As of March 14, 2005, 18,051,197 shares of registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 2, 2005 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2004

i

PART I

FORWARD-LOOKING STATEMENTS

This report and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the heading “Item 1. Business — Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 1. Business

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have four drug programs in clinical development and several additional programs in preclinical and discovery stages. Our three Phase II clinical programs are ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, ACP-103 as an adjunctive therapy for schizophrenia, and ACP-104 for the treatment of schizophrenia. We have retained worldwide commercialization rights for these programs. We also have a neuropathic pain program in Phase I clinical trials and a glaucoma program in preclinical development, each in collaboration with Allergan, Inc. Using our proprietary drug discovery platform, we have discovered all of the drug candidates in our product pipeline.

The annual worldwide market for drugs used to treat schizophrenia and other psychoses exceeds $12 billion and the annual worldwide market for drugs used to treat Parkinson’s disease exceeds $2 billion. Current therapies in each of these two markets have substantial limitations, and we believe that significant opportunities exist for improved therapies.

In our first clinical program, we are developing ACP-103 to treat the debilitating psychiatric and neurological dysfunctions that frequently result from currently prescribed Parkinson’s disease therapies. We have completed a Phase Ib/IIa clinical trial that demonstrated safety and tolerability of ACP-103 in Parkinson’s disease patients, and we are currently conducting a multi-center Phase II clinical trial designed to evaluate the efficacy and safety of this drug candidate in Parkinson’s disease patients suffering from treatment-induced psychosis.

In our second clinical program, we are developing ACP-103 as an adjunctive therapy for schizophrenia, which means that, if approved, it will be used together with other drugs. We believe that the use of ACP-103 adjunctively will result in an improved antipsychotic therapy with better efficacy and lower side effects relative to existing therapies. We have completed a clinical study in healthy volunteers that showed that ACP-103 reduced side effects associated with treatment with haloperidol, an existing antipsychotic drug. We are currently conducting a multi-center Phase II clinical trial designed to evaluate the ability of ACP-103 to treat antipsychotic-induced side effects in patients with schizophrenia. We are preparing to conduct a larger multi-center Phase II clinical trial designed to evaluate the ability of ACP-103 when used adjunctively with other antipsychotic drugs to provide an improved therapy for patients with schizophrenia.

In our third clinical program, we are developing ACP-104 as a novel approach for the treatment of schizophrenia. Currently prescribed treatments often do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. We believe that ACP-104 may provide an effective antipsychotic therapy that may have the added advantage of improved cognitive function for patients with schizophrenia. We are currently conducting initial Phase II clinical trials for ACP-104 in patients with schizophrenia.

In our fourth clinical program, we have discovered a new class of compounds in collaboration with Allergan Inc. that we believe may represent a significant breakthrough in the treatment of neuropathic pain. Allergan is currently conducting Phase I clinical trials in this program. In addition to our clinical programs, we have discovered, and in collaboration with Allergan, are developing AC-262271, a small molecule drug candidate for the treatment of glaucoma. AC-262271 has been found to have a promising preclinical profile and has been selected for testing for lowering intraocular pressure in humans.

We have built a proprietary drug discovery platform that we use to rapidly discover new compounds that may serve as potential treatments for significant unmet medical needs. Our platform encompasses proprietary target-based and chemistry-based technologies that we integrate with our discovery and development capabilities. We believe that the breadth of our discovery and development programs and the rapid pace at which we have discovered drug candidates provide strong validation of our proprietary platform and a basis for expanding our pipeline.

We leverage our proprietary drug discovery platform and expertise through collaborations with leading pharmaceutical and biotechnology companies. We have three collaborations with Allergan and one with Sepracor Inc. for the discovery and development of small molecule drug candidates and a technology license agreement with

Aventis. To date, we have received research funding, upfront and milestone payments from our collaborators, and an equity investment from each of Allergan and Sepracor. We may receive additional payments, including research support, milestone payments and royalties on product sales.

We have assembled a management team with significant industry experience to lead the discovery, development and commercialization of our drug candidates. Members of our management team have contributed to the discovery, development and approval of multiple drug candidates to treat central nervous system disorders and are also experts in the application of gene, target and chemical technologies in drug discovery. We complement our management team with a network of scientific and clinical advisors that includes recognized experts in the fields of schizophrenia, Parkinson’s disease, and other central nervous system disorders.

We were originally incorporated in Vermont on July 16, 1993 as Receptor Technologies, Inc. In 1997, we reincorporated in Delaware. “ACADIA” and “R-SAT” are our trademarks. Our logos and trademarks are the property of ACADIA Pharmaceuticals Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress or products in this report is not intended to, and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

We maintain a website at www.acadia-pharm.com. We make available free of charge on our website our periodic and current reports as reasonably practicable after such reports are filed with the Securities and Exchange Commission, or SEC. Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC.

Our Strategy

Our goal is to become a leader in the discovery, development and commercialization of novel small molecule drugs for the treatment of central nervous system disorders and other areas of unmet medical need. Key elements of our strategy are to:

•    Develop and commercialize our lead drug candidates. We are focused on advancing the development of our three internal clinical programs, ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, ACP-103 as an adjunctive therapy for schizophrenia, and ACP-104 for the treatment of schizophrenia. We intend to complete Phase II clinical trials in each of these programs. In therapeutic indications in which we have a cost-effective development path and believe our drug candidates could effectively be marketed by us, we intend to engage in late-stage clinical development and commercialization.

•    Expand our pipeline of drug candidates for the treatment of central nervous system and related disorders. We plan to continue using our proprietary drug discovery platform and expertise to expand our pipeline of drug candidates for the treatment of central nervous system disorders and related disorders. We believe that these disorders represent significant market opportunities because current treatment options are suboptimal and produce adverse effects. We plan to expand our pipeline to include additional clinical programs that address a range of neuropsychiatric and related disorders. We believe that our diversified pipeline of programs will mitigate the risks inherent in drug discovery and development and increase the likelihood of commercial success.

•    Selectively establish strategic collaborations to advance and maximize the commercial potential of our pipeline. We will continue to pursue selective strategic collaborations to leverage the development, regulatory and commercialization expertise of our partners. However, we plan to retain selected commercialization rights to our products where we can pursue specialty markets that could result in significant financial return on our investment. In therapeutic indications that do not have a cost-effective development path or require a large sales force, we plan to complete late-stage clinical development and commercialization of our drug candidates through, or in collaboration with, collaborators.

•    Leverage our proprietary drug discovery platform to identify novel drug candidates outside of our core focus. In addition to our focus on central nervous system disorders, we are leveraging our proprietary drug discovery platform to identify novel drug candidates in therapeutic areas outside of our core focus that we may develop independently or in partnerships. Our platform has broad applicability in a variety of therapeutic areas, including ophthalmology, endocrinology, metabolic disorders and oncology. To date, we have formed collaborations with Allergan in the area of ophthalmology. We may continue to selectively partner or out-license drug candidates in therapeutic areas outside of our core focus.

•    Maintain and enhance our technology leadership position. We believe we are a leader in small molecule discovery with expertise in molecular biology, ultra-high throughput screening, pharmacology and chemistry. Currently we have three proprietary target-based platforms that incorporate some of the largest gene families that include the most relevant targets for small molecule drug discovery. These platforms utilize proprietary screening and pharmacology tools. We are also developing additional target platforms that incorporate other gene families of pharmaceutical interest. In addition, we will continue to augment our proprietary combinatorial chemistries and expand our diverse compound library.

•    Opportunistically in-license or acquire complementary technologies and drug candidates. Although we have discovered all of the drug candidates currently in our pipeline, we believe that in-licensing or acquiring technologies and drug candidates that complement our capabilities may enable us to expand our product pipeline more rapidly and enhance our state-of-the-art discovery capabilities. Therefore, in the future, we may elect to in-license or acquire complementary technologies and augment our internal pipeline with clinical products.

Our Drug Development Programs

Our drug development programs include four programs in clinical development and one program in preclinical development. Our programs address diseases that are not well served by currently available therapies and represent large commercial market opportunities. We believe that our drug candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our five drug development programs:

Drug Program	Stage of Development	Commercialization Rights
ACP-103 for treatment-induced dysfunctions in Parkinson’s disease	Phase II	ACADIA
ACP-103 as an adjunctive therapy for schizophrenia	Phase II	ACADIA
ACP-104 for schizophrenia	Phase II	ACADIA
AGN-XX and AGN-YY for neuropathic pain	Phase I	Allergan
AC-262271 for glaucoma	Preclinical development	Allergan

Treatment-Induced Dysfunctions in Parkinson’s Disease

Disease and Market Overview

Parkinson’s disease is a chronic, progressive neurological disorder that results from the degeneration of neurons in a region of the brain that controls movement. This degeneration creates a shortage of an important brain signaling chemical, or neurotransmitter, known as dopamine, rendering patients unable to initiate their movements in a normal manner. Parkinson’s disease is characterized by a number of symptoms including tremors, limb stiffness, slowness of movements, and difficulties with posture and balance. The severity of Parkinson’s disease symptoms tends to worsen over time.

According to the American Parkinson’s Disease Association, over 1.5 million people in the United States suffer from this disease. Parkinson’s disease is more prevalent in people over 60 years of age, and the incidence and prevalence of this disease is expected to increase as the average age of the population increases. In 2003, approximately $2.3 billion was spent on drug therapy worldwide to treat Parkinson’s disease.

Parkinson’s disease patients are currently treated with dopamine replacement therapies such as levodopa, commonly referred to as L-dopa, and dopamine agonists, which are molecules that mimic the action of dopamine. These therapies are relatively effective in controlling the symptoms of the disease in most patients. However, the use of these agents normally is required throughout the course of the disease and often results in a range of side effects that are not effectively treated with marketed drugs. These side effects may include neuropsychiatric abnormalities such as hallucinosis and psychosis, as well as uncontrollable movements of the limbs, referred to as dyskinesias. Studies have suggested that approximately 30% of Parkinson’s disease patients that are undergoing dopamine replacement therapies will develop hallucinosis, typically consisting of visual hallucinations, with a smaller portion of these patients developing a state of psychosis. These abnormalities are often disabling, and drug-induced psychosis is the most important factor leading to nursing home placements of Parkinson’s disease patients. In addition, drug-induced dyskinesias are estimated to occur in up to 80% of Parkinson’s disease patients after five years of receiving available therapies. Currently, there is a large unmet medical need for new therapies that will effectively control or eliminate the dose-limiting side effects that result from the use of dopamine replacement therapies in the treatment of Parkinson’s disease.

There have been numerous attempts to use existing antipsychotic drugs to treat the neuropsychiatric abnormalities caused by the treatment of Parkinson’s disease patients. Because antipsychotic agents worsen the preexisting brain dopamine deficit, these drugs are generally not well-tolerated by Parkinson’s disease patients. One antipsychotic drug therapy that has demonstrated efficacy in reducing the treatment-induced psychosis in Parkinson’s disease patients without further impairing motor function is low-dose treatment with the generic drug clozapine. Our studies suggest that this unique clinical utility of clozapine arises from its ability to block a key serotonin receptor, a protein that responds to the neurotransmitter serotonin, known as the 5-HT2A receptor. The U.S. Food and Drug Administration, or FDA, has not approved any therapy for treatment-induced psychotic disorders in Parkinson’s disease. However, in Europe, the use of low-dose clozapine has been approved for this indication. Seroquel, an antipsychotic drug, is also used off-label for this indication in both the United States and in Europe.

ACP-103 for Treatment-Induced Dysfunctions in Parkinson’s Disease

Overview

ACP-103 is a small molecule drug candidate that we discovered and are developing to treat the debilitating psychiatric and neurological dysfunctions produced by current Parkinson’s disease therapies, thereby significantly improving the quality of life for Parkinson’s disease patients. ACP-103 is a potent and selective 5-HT2A inverse agonist, a compound that blocks the activity of the 5-HT2A receptor. We believe that ACP-103 may effectively treat the hallucinosis, psychosis and dyskinesias that frequently result from the use of existing Parkinson’s disease medications. Because ACP-103 does not interact with dopamine receptors, it is not expected to impair motor function.

Development Status

We are currently conducting a multi-center, double-blind, placebo-controlled Phase II trial designed to evaluate the efficacy and safety of ACP-103 in Parkinson’s disease patients suffering from treatment-induced psychosis without impairing motor skills. We expect to enroll a total of 60 Parkinson’s disease patients in this trial at several clinical sites in the United States. The study involves once-daily oral administration of either ACP-103 at selected doses or a placebo for four weeks to patients who also receive their stable dopamine-replacement therapy. Efficacy is assessed by a battery of standard rating scales and by physicians’ global impressions of change at multiple times throughout the study period. We modeled the study design of this clinical trial after a study conducted by The Parkinson Study Group, which was a double-blind, placebo-controlled trial that demonstrated the efficacy of clozapine at low doses in this indication. We are planning to report results from this trial at two points during the study. By mid-2005, we intend to report on potential trends in patient responses to ACP-103 seen in the first 30 patients to complete the study. This initial examination will be limited to trends relative to the trial’s endpoints of efficacy. We are continuing to enroll patients in this trial and we expect to report results from a complete statistical analysis of all clinical endpoints on all 60 patients in late-2005 or early-2006. We also have an ongoing study involving the extended use of ACP-103 in Parkinson’s disease patients with treatment-induced psychosis who have completed the aforementioned Phase II trial and may, in the opinion of the treating physician, benefit from continued treatment with ACP-103. This is an open-label extension study, which is designed to determine the safety of ACP-103 during long-term administration.

During the second quarter of 2004, we reported results from a double-blind, placebo-controlled Phase Ib/IIa clinical trial with ACP-103 comprised of 12 Parkinson’s disease patients on standard dopamine replacement therapy. This clinical trial evaluated the safety and tolerability of ACP-103 in Parkinson’s disease patients following administration of 25 and 100 milligram doses once-daily for 14 days. ACP-103 was well-tolerated in these patients. Importantly, the motor skills of these patients did not deteriorate, an effect commonly seen with other antipsychotic drugs. In addition, patients who entered this trial with treatment-induced dyskinesias exhibited indications of antidyskinetic activity after ACP-103 administration. This outcome is consistent with the previously demonstrated antidyskinetic activity of ACP-103 in a monkey model of Parkinson’s disease. Following this Phase Ib/IIa clinical trial, we initiated a clinical pharmacology study to further evaluate the ability of ACP-103 to treat levodopa-induced dyskinesias in patients with Parkinson’s disease. This study is being conducted at the National Institutes of Neurological Disorders and Stroke, an institute of the National Institutes of Health, and is expected to enroll up to twenty patients.

In 2003, we completed two Phase I clinical trials that assessed the safety, tolerability and blood levels of ACP-103 following oral administration in a total of 57 healthy volunteers. These randomized, double-blind, placebo-controlled, dose-escalation trials encompassed both single-dose and multiple-dose studies. The single-dose study evaluated five different dose levels ranging from 20 to 300 milligrams, which resulted in mean maximum plasma levels ranging from nine to 152 nanograms per milliliter. The multiple dose-escalation study evaluated three different dose levels, ranging from 50 to 150 milligrams administered once-daily for 14 days, which resulted in mean maximum plasma levels at steady state ranging from 93 to 247 nanograms per milliliter. In both the single-dose and multiple-dose studies, ACP-103 exhibited consistent drug levels in the blood and a long half-life that we believe make our drug candidate ideal for once-daily dosing. ACP-103 was well-tolerated at plasma levels of 229 nanograms per milliliter and below with no changes in cardiovascular or neurological function and no serious adverse events in the healthy volunteers at any plasma level of ACP-103.

In addition to our Phase I clinical trials of ACP-103, we also conducted drug receptor occupancy studies in healthy volunteers in collaboration with the Karolinska Institute, a prominent Swedish research center, using non-invasive, positron emission tomography, or PET, with various single doses of ACP-103. This study demonstrated that even low acute oral doses of this drug candidate produce significant occupancy of 5-HT2A receptors in the human brain. We believe that the results from this PET study support that ACP-103 has a wide separation between the plasma drug levels that are predicted for clinical efficacy and the plasma levels shown to be safe and well-tolerated in our Phase I and Phase Ib/IIa clinical trials.

Figure 1: Composite of Two Human Brains Demonstrating High 5-HT2A Receptor Occupancy of ACP-103

Figure 1 is a composite of PET images of two human brains. The left half of the figure is from a subject given placebo, and the right half of the figure is from a subject given a single five milligram dose of ACP-103 that yields an estimated plasma drug level of approximately three nanograms per milliliter. This dose leads to significant occupancy of 5-HT2A receptors in the neocortex of the brain. Darker regions in the neocortex on the left half of the image show the PET-labeled 5-HT2A receptors. These receptors are not visible on the right because they are being blocked, or occupied, by ACP-103 treatment. Based on these PET data and the results of our Phase I and Phase Ib/IIa clinical trials, we believe that low doses of ACP-103 will be sufficient to demonstrate efficacy in our clinical trials.

Schizophrenia

Disease and Market Overview

Schizophrenia is a debilitating mental illness characterized by disturbances in thinking, emotional reaction and behavior. These disturbances may include positive symptoms, such as hallucinations and delusions and a range of negative symptoms, including cognitive disturbances. Schizophrenia is associated with persistent impairment in a patient’s social functioning and productivity. It is believed that cognitive disturbances prevent patients with schizophrenia from readjusting to society. As a result, schizophrenia requires patients to be under medical care for their entire lives.

According to the National Institute of Mental Health, approximately one percent of the population develops schizophrenia during their lifetime and more than two million people in the United States suffer from this disease. Worldwide sales of drugs to treat schizophrenia and other psychoses totaled approximately $12.2 billion in 2003. Currently, schizophrenia is treated by administration of first generation, known as typical, or second generation, known as atypical, antipsychotic agents. The typical antipsychotic agents that were introduced in the late-1950s block dopamine receptors. This class of compounds is effective against positive symptoms of schizophrenia but also produces disabling motor disturbances, including akathesia, an extremely distressful motor disturbance characterized by feelings of inner restlessness and an urge to move. Typical antipsychotic drugs fail to address or worsen most of the negative symptoms of schizophrenia, and their use has decreased in the United States and Europe.

Atypical antipsychotic drugs produce fewer motor disturbances than typical antipsychotic agents, but also fail to address most of the negative symptoms of schizophrenia. It is believed that the efficacy of atypical antipsychotic drugs is due to their interactions with dopamine and 5-HT2A receptors. The side effects produced by the atypical agents include severe obesity, type II diabetes and cardiovascular side effects. We believe that these side effects arise from non-essential receptor interactions that are unrelated to their actions at receptors driving their efficacy.

In spite of the availability of a variety of antipsychotic agents, only a portion of the negative symptoms of schizophrenia are treatable and, in particular, the cognitive disturbances are poorly addressed by current therapies. Clozapine, more so than other atypical antipsychotics, appears to have the ability to partially address cognitive disturbances while typical antipsychotic drugs frequently worsen the cognitive function of the patients. We believe there is a large unmet medical need for therapies that address both the positive and negative symptoms of schizophrenia and produce fewer side effects.

We have two development programs that we believe offer innovative therapeutic solutions to major unmet medical needs in schizophrenia.

ACP-103 as an Adjunctive Therapy for Schizophrenia

Overview

We are developing ACP-103 as an adjunctive therapy to be used together with other antipsychotic drugs to treat schizophrenia. ACP-103 can be taken orally and is a small molecule drug candidate that acts as a potent and selective inverse agonist at 5-HT2A receptors. Antipsychotic drugs produce a range of side effects that arise either from off-target receptor interactions or excessive dopamine blockade. By identifying and correlating the molecular properties of marketed antipsychotic drugs with their clinical actions, we have identified inverse agonism at 5-HT2A receptors as essential to the improved clinical profile of atypical antipsychotic drugs. By adding ACP-103 to existing treatment regimens, we believe the optimal combination of dopamine receptor blockade and 5-HT2A inverse agonism can be achieved with a range of typical and atypical antipsychotic drugs. This adjunctive therapy may result in better efficacy and lower side effects.

Development Status

We are currently conducting a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate the ability of ACP-103 to treat side effects associated with chronic treatment with haloperidol, a typical antipsychotic drug, in up to 40 patients with schizophrenia. This clinical study involves once-daily oral administration of either ACP-103 or a placebo for a five-day period. Efficacy is assessed by the use of standard rating scales at multiple times throughout the study period. We are planning to report results from this trial during the second half of 2005.

We currently are preparing to initiate the clinical phase of a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate the ability of ACP-103 when used adjunctively with other antipsychotic drugs to provide an improved therapy for patients with schizophrenia. This clinical trial will explore the ability of ACP-103 in adjunctive therapy with each of risperidone, an atypical antipsychotic drug, and haloperidol to reduce acute exacerbations of schizophrenia. We expect to enroll up to 400 patients with schizophrenia, who will be randomly assigned to one of five treatment groups. These groups will include treatment with ACP-103 together with selected doses of either risperidone or haloperidol, and three additional groups consisting of treatment with specified doses of risperidone or haloperidol. We will assess efficacy on positive and negative symptoms and tolerability using a battery of standard psychiatric and neurological rating scales. A formal interim analysis is planned for this study after 200 patients have completed the trial. We expect to begin the clinical phase of this trial during the second quarter of 2005.

During the third quarter of 2004, we reported results of a clinical study designed to assess the ability of ACP-103 to reduce the side effects associated with drug treatment with haloperidol. This double-blind, placebo-controlled study involved 18 healthy volunteers. All subjects were administered a single 7.5 milligram dose of haloperidol and the majority of these subjects developed measurable akathisia. In addition, the haloperidol treatment induced approximately a three-fold increase in prolactin secretion. This condition of elevated prolactin secretion may adversely affect menstrual and sexual function and bone formation. The results of the study indicated that a single dose of ACP-103 reduced akathisia symptoms in most subjects. In addition, ACP-103 reduced haloperidol-induced increases in prolactin secretion by 33%.

ACP-104 as a Treatment for Schizophrenia Providing Potential Cognitive Benefits

Overview

ACP-104 is a small molecule drug candidate that we are developing as a novel, stand-alone therapy for schizophrenia. It is known that large amounts of ACP-104, or N-desmethylclozapine, are formed in the body after administration of clozapine. That is, clozapine is metabolized to ACP-104. We discovered that ACP-104 has a unique ability to stimulate m1 muscarinic receptors. The m1 muscarinic receptors are widely known to play an important role in cognition. Since clozapine itself blocks the m1 muscarinic receptor, patients need to extensively metabolize clozapine into ACP-104 to stimulate this receptor and thereby overcome the blocking action of clozapine. Administration of ACP-104 will avoid the variability of this metabolic process and the competing action of clozapine. Like clozapine, ACP-104 interacts with dopamine and 5-HT2A receptors. We believe that ACP-104 represents a new approach to schizophrenia therapy that combines an atypical antipsychotic efficacy profile with the added advantage of beneficial cognitive effects.

Development Status

We are currently conducting the initial studies in our Phase II clinical program for ACP-104. The initial studies are double-blind, placebo-controlled, single-dose and multiple-dose escalation trials in patients with schizophrenia. These trials are focused primarily on safety and drug levels in the blood, but may also provide preliminary indications of the efficacy of ACP-104 in patients with schizophrenia. We plan to use these studies to determine the doses required to achieve plasma levels of ACP-104 similar to those seen after clozapine administration. We are also conducting a preliminary assessment of antipsychotic and cognitive efficacy of ACP-

104 using standard rating scales in these two trials. We are planning to report results from these initial studies in the second half of 2005. Following completion of these initial studies, we plan to conduct additional studies to further assess the efficacy of ACP-104 in the treatment of patients with schizophrenia and cognitive disturbances.

We have analyzed data on clozapine and ACP-104 plasma levels relative to clinical response from two clinical trials that included 92 patients with schizophrenia treated with clozapine for up to six months. We demonstrated in this study that the plasma drug ratio of ACP-104 to clozapine positively predicts improvement in cognitive functioning and quality of life parameters in these patients. This study indicated that a higher ratio of ACP-104 relative to clozapine resulted in a better response by these patients in a wide range of standard cognitive functioning and quality of life clinical measures. The results of this study and our preclinical tests suggest that due to its robust m1 receptor activation, ACP-104 is responsible for the unique cognitive benefits of clozapine.

As ACP-104 is a metabolite of clozapine, millions of patients worldwide have been exposed to ACP-104 over the last 30 years. Over 70 clinical studies are available in the scientific literature in which the serum levels of ACP-104 were reported in patients with schizophrenia treated with clozapine. The total patient exposure to ACP-104 presented in these studies alone exceeds 2,000 patients. ACP-104 serum levels are highly correlated with clozapine serum concentrations and on average are approximately 70% of clozapine levels. Across the 25 to 1,000 milligrams per day dose range of clozapine used in these studies, the steady state serum level of ACP-104 achieved in patients with schizophrenia was as high as 1,500 nanograms per milliliter. Importantly, clozapine therapy and the resulting ACP-104 levels of this magnitude were tolerated by the patients in these studies. These studies provide an extensive clinical database that enables us to select doses that yield a wide range of plasma levels of ACP-104, corresponding to those plasma levels of ACP-104 that are achieved in clozapine-treated patients. Therefore, we believe that we may be able to rely on the significant previous exposure of ACP-104 in humans to demonstrate and support the safety of ACP-104.

Neuropathic Pain

Disease and Market Overview

Neuropathic pain is a common and growing subset of pain that is thought to involve an alteration in nervous system function or a reorganization of nervous system structure. Neuropathic pain can be associated with nerve damage caused by trauma, diseases such as diabetes, shingles, irritable bowel syndrome, late-stage cancer or the toxic effects of chemotherapy. In many patients, damage to sensory nerves is accompanied by varying degrees of pain. The experience can range from mildly increased sensitivity to touch or temperature to excruciating pain. This kind of pain is usually chronic and extremely difficult to manage clinically because it fails to respond to most medications currently used to treat other forms of pain. According to Pharmaprojects, a healthcare publication, each year approximately 26 million people worldwide suffer from some form of neuropathic pain.

Drugs such as opioid painkillers and nonsteroidal anti-inflammatory agents that are effective in treating inflammatory and acute pain usually are not effective in treating neuropathic pain. Opioid painkillers provide suboptimal pain management and have significant adverse side effects that limit their usefulness, including respiratory depression, nausea, vomiting, dizziness, sedation, mental clouding, constipation, urinary retention and severe itching. In addition, prolonged chronic use of opioid painkillers can lead to the need for increasing dosage and potentially to addiction. Currently, the market leading treatment for neuropathic pain is Neurontin, which had worldwide sales of approximately $2.7 billion in 2004. In addition, two drugs, Lyrica (pregabalin) and Cymbalta, have been recently approved for this indication. We believe that there is a large unmet medical need for new therapies with improved efficacy and side effect profiles.

Our Drug Candidates for Neuropathic Pain

In collaboration with Allergan, we have discovered and are developing a new class of small molecule drug candidates that we believe provide the potential for a significant breakthrough in the treatment of neuropathic pain. Using our proprietary drug discovery platform, we have identified a previously unappreciated target for neuropathic pain, which is a key alpha adrenergic receptor subtype. We have discovered and are developing orally active small molecule drug candidates that selectively activate this target. Our novel and selective alpha adrenergic agonists provide highly effective pain relief in a wide range of preclinical models, without the side effects of current pain therapies, including sedation and cardiovascular and respiratory effects. Allergan has demonstrated that these drug candidates are highly potent and efficacious when administered orally in relevant animal models and are more efficacious than Neurontin in preclinical models at 300-to-1,000 fold lower doses. Based on the compelling preclinical profile of our drug candidates, we believe that these drug candidates may represent a new class of highly effective and safe therapeutics for neuropathic pain.

Together with Allergan, we have nominated two orally active, small molecule drug candidates, AGN-XX and AGN-YY, for development. Allergan filed an Investigation New Drug application with the FDA during the third quarter of 2004 and is currently conducting Phase I clinical trials in this program.

Glaucoma

Disease and Market Overview

Glaucoma is an eye disease that, if left untreated, can lead to degeneration of the optic nerve and blindness. Glaucoma is the second leading cause of blindness in the United States. A prevalent symptom of glaucoma is increased fluid pressure within the eye, or intraocular pressure. According to the Glaucoma Research Foundation, an estimated three million people in the United States and 67 million people worldwide have glaucoma. In 2002, worldwide sales for glaucoma therapeutics totaled $2.3 billion. It is expected that worldwide sales of glaucoma therapeutics will increase significantly as awareness and diagnoses increase and the general population ages. Currently, physicians treat glaucoma with multiple classes of therapeutics to optimize therapy and minimize side effects. We believe significant market demand exists for new glaucoma therapies that offers superior efficacy with minimal side effects.

AC-262271 for treatment of Glaucoma

We have discovered, and in collaboration with Allergan, are developing AC-262271, a small molecule drug candidate for the treatment of glaucoma. Allergan is currently conducting studies with AC-262271 in preparation for possible clinical trials. AC-262271 uses a new therapeutic mechanism to produce a highly effective and long lasting reduction of intraocular pressure in primate models of glaucoma. Using our proprietary drug discovery platform, we identified a subtype of the muscarinic receptor that controls intraocular pressure and discovered lead compounds that selectively activate this target. In a primate model of glaucoma, AC-262271 demonstrated efficacy and a long duration of action without causing visual disturbances, such as accommodation. Preclinical data for AC-262271 suggests that this drug candidate has the potential to be a promising new therapy for glaucoma.

Our Preclinical Discovery Programs

In addition to our five development programs, we have established preclinical discovery programs in the areas of muscarinic receptors, 5-HT2 receptors, and androgen receptors, or ARs. We have extensive expertise and discovery assets in these areas, which provide us with a wide range of therapeutic opportunities. Our efforts in these three areas have already led to our three proprietary development programs as well as additional programs currently in preclinical testing.

Preclinical Muscarinic Program

Our muscarinic program is designed to deliver new drug candidates to treat psychosis, cognitive disturbances in patients with schizophrenia and dementia, and neuropathic pain. One aspect of our muscarinic program involves the investigation of our muscarinic agonists that selectively target the m1 muscarinic receptor and may represent a novel approach to the treatment of cognition in patients with schizophrenia. We have discovered over 300 potent muscarinic agonists that selectively target the m1 muscarinic receptor. These muscarinic agonist compounds inhibit behaviors associated with psychotic states and enhance cognitive function in preclinical animal models. We have also identified the muscarinic receptor subtype that we believe alleviates neuropathic pain. We have used genetically altered mice that lack the relevant muscarinic receptor subtype to support our efforts in this program and we have identified novel sites for muscarinic receptor/drug interactions that yield, for the first time, truly selective muscarinic agonists. Such compounds have not shown the side effects typical of non-selective muscarinic agents, but show robust effects in animal models of psychosis, cognition and neuropathic pain. The promising preclinical profile of our selective muscarinic compounds suggests significant therapeutic potential. In January 2005, we formed a collaboration with Sepracor that will explore potential clinical candidates resulting from our muscarinic program. We have previously used this program to discover the unique muscarinic agonist action of ACP-104 and a series of preclinical analogs of ACP-104. We have retained all rights related to each of these compounds.

Preclinical 5-HT2 Program

We use our 5-HT2 program to generate new drug candidates to treat neuropsychiatric and related central nervous system disturbances. We discovered ACP-103, a potent and selective 5-HT2A inverse agonist, in this program. We have synthesized a large number of additional compounds having diverse pharmacological and pharmaceutical properties that interact with the various 5-HT2 and related receptor subtypes. These compounds may also be used to modify sleep architecture, particularly deep sleep that is commonly disturbed in the elderly. In connection with our collaboration agreement with Sepracor formed in January 2005, Sepracor has the option to select one preclinical compound from this program for use in combination with LUNESTA, Sepracor’s insomnia drug, for sleep-related indications. We will retain the rights to all other compounds in this program.

Preclinical AR Program

We have identified novel, potent and selective non-steroidal small molecule agonists of the androgen receptor. These compounds are orally bioavailable and demonstrate robust testosterone-like endocrine effects without enlarging the prostate. The potential therapeutic applications for AR agonists include indications such as hormone replacement therapies to treat osteoporosis, sexual dysfunctions and muscle wasting, as well as therapies for dry eye and various central nervous system disorders.

Our Drug Discovery Platform and Capabilities

Overview

We have established drug discovery and technical expertise in the areas of molecular biology, ultra-high throughput screening, molecular and behavioral pharmacology, and combinatorial, medicinal and analytical chemistry. In addition, we collaborate with world-renowned scientists, clinicians and academic institutions. We believe that our expertise combined with our proprietary drug discovery platform has allowed us to discover drug candidates more efficiently than traditional approaches.

All of our drug candidates that are currently in clinical trials, preclinical testing and earlier stages of discovery were discovered using our proprietary drug discovery platform. We have integrated our discovery and development capabilities with proprietary target-based and chemistry-based technologies. We have demonstrated that our platform can be used to rapidly identify drug-like, small molecule chemistries for a wide range of drug targets. We believe that the breadth of our discovery and development programs and the rapid pace at which we have discovered drug candidates provide strong validation of our proprietary platform and a basis for expanding our pipeline.

Our Chemical-Genomics Discovery Approach

Our drug discovery approach is designed to introduce chemistry at an early stage in the drug discovery process and enable selection of the most attractive, drug-like chemistries for desired targets that we validate with past clinical experience. A key to our approach, which we refer to as a chemical-genomics discovery approach, is our comprehensive set of proprietary functional test systems, or assays, that we developed for members of two important gene families, G-protein coupled receptors, or GPCRs, and nuclear receptors, or NRs, which believe represent the most relevant and feasible targets for small molecule drug discovery. We have also developed assays for other relevant targets, including tyrosine kinase linked receptors, or RTKs. We use our proprietary assays to validate drug targets and to discover novel small molecule drug candidates that are specific for these targets using two complementary approaches.

Our first approach is to validate potential drug targets. We profile our collection of reference drugs,

primarily consisting of currently and formerly marketed central nervous system drugs, over the range of targets in our functional assays to link clinical and physiological effects of drugs with specific drug targets. Using our reference-drug approach, we are able to identify key drug targets that are validated with past clinical experience as well as the targets that we believe are responsible for various side effects of these drugs. Our discoveries of ACP-103 and ACP-104 resulted from the successful application of our reference-drug approach. The only property that we have found to predict atypical antipsychotic clinical activity is inverse agonism at the 5-HT2A receptor. This important finding led us to the discovery of selective 5-HT2A inverse agonists that we are developing as treatments for a variety of central nervous system disorders. In the case of ACP-104, we found that, of all of the clinical compounds within our reference library, only ACP-104 was a robust m1 muscarinic agonist, thus suggesting the cognitive benefits of ACP-104.

Our second approach is to broadly screen large numbers of targets for the most attractive small molecule chemistries. These chemistries may be prioritized and used as starting points for our drug discovery programs. Using this approach, we discovered that one of our target-specific chemistries demonstrated activity in preclinical models of neuropathic pain, providing the starting point for our collaborative neuropathic pain development program. Similarly, one of our selective muscarinic agonists was active in a glaucoma model without showing classical side effects, providing the starting point for our collaborative glaucoma development program.

Key Components of Our Drug Discovery Platform

Key components of our drug discovery platform are shown in the following diagram and discussed below:

Our Target-Based Discovery Technologies

Overview

The human genome project has provided information about the genetic structure of essentially all of the potential drug targets in the human genome. This knowledge, when combined with our proprietary technologies, allows for the efficient testing of the effects of chemical compounds on a wide range of potential drug targets. Within the human genome there are families of genes that include the most frequent targets of drugs. We focus our drug discovery efforts on those families of targets that are most likely to be affected by small molecule drugs.

R-SAT Functional Assay Technologies

Our proprietary receptor selection and amplification technology, which we refer to as R-SAT, is a valuable component of our drug discovery platform. R-SAT is a cell-based assay system where genes are transferred to cultured cells. The functional activity of the gene products, or potential drug targets, are then evaluated through signal transduction pathways that lead to cellular growth. The growth signals are reported using marker gene technologies. Thus, effects of drugs on potential drug targets can be efficiently detected as changes in color or fluorescence. R-SAT enables the efficient screening of large compound libraries for identification of new chemistries at given targets, as well as detailed pharmacological testing of compounds at a wide range of targets. We have developed additional proprietary tools that evaluate compound interaction with these targets. One of these technologies measures the physical interaction of GPCRs and RTKs with signaling proteins.

Proprietary Receptor Assay Platforms

Our scientists have cloned the genes for the majority of the targets in the G-protein coupled receptor, nuclear receptor and tyrosine kinsase gene families. These represent some of the largest families of genes targeted by known drugs. Our R-SAT assay system has enabled the building of functional assays for most of these genes yielding robust assay platforms, which we refer to as GPCR-SAT, NR-SAT and RTK-SAT. We also have developed assays for several additional targets in other relevant gene families.

Our Chemistry-Based Discovery Technologies

Our drug discovery approach aims to identify small molecules that can serve as chemical starting points, or leads, for optimization efforts providing novel, potent and selective drug candidates for targets that are most likely to be affected by small molecule drugs. To enable our screening operation to identify high quality leads, we have assembled a large proprietary chemical library of diverse compounds. This diverse compound library consists of more than 300,000 small organic molecules. We have also developed proprietary synthetic methods for library construction and lead optimization. In addition, our reference drug library provides us with the opportunity to validate targets and is another key component of our drug discovery platform. This reference drug library includes a wide range of the known central nervous system active drugs.

Drug Discovery Opportunities

Our proprietary drug discovery platform has generated a wide range of novel chemistries that we believe will continue to provide us with starting points for additional drug programs. We have identified novel chemistries for more than 100 distinct targets. Using these target-specific chemistries, we have established a portfolio of proprietary drug discovery assets and projects in four key therapeutic areas. In each of these areas, we have identified novel chemistries for several different drug targets that we believe play an important role in these major diseases. The following table illustrates examples of targets where we have discovered novel chemistries.

Therapeutic Area	Targets with Novel Chemistry
Neuropsychiatry	mGluR5, muscarinic, serotonin, neuropeptides
Neuropathic pain, inflammation	NPFF2, Mrg, PAR2, lipoxin
Endocrinology	AR, ERß, ERR, Ghrelin, RAR
Metabolic syndrome	LXR, SSR5, HNF4alpha

Our discovery projects aim to answer specific scientific questions using relatively-limited synthetic chemistry and biological efforts. When all key criteria have been fulfilled, these earlier-stage discovery projects may be advanced into preclinical programs.

Collaboration Agreements

We have established three separate collaboration agreements with Allergan, one with Sepracor, and a technology license agreement with Aventis, to leverage our drug discovery platform and related assets and to commercialize selected drug candidates. Our collaborations have included upfront payments at initiation of the collaboration, which may be in the form of an equity investment, research support during the term, milestone payments upon successful completion of specified development objectives, and royalties based upon sales, if any, of drugs developed under the collaboration. Our current agreements are as follows:

Allergan

In March 2003, we entered into a collaboration agreement with Allergan to discover, develop and commercialize new therapeutics predominantly for ophthalmic indications. The research term is for three years and may be extended by written agreement of the parties. During the research term, the parties will use our target-specific chemistries to explore a range of discovery opportunities. Allergan will have the right to exclusively license chemistry and related assets for up to three drug targets for development and commercialization. Following Allergan’s license of a given target area, we are restricted from conducting competing research in those target areas. Under the agreement, we received an upfront payment and we are entitled to receive research funding and related fees over the three-year research term. The agreement also provides Allergan the option to fund additional research in selected areas. We are also eligible to receive license fees and milestone payments upon the successful achievement of agreed upon clinical and regulatory objectives. Allergan retains the commercialization rights to the drug candidates in the three target areas they exclusively license from us, and we are eligible to receive royalties on future product sales, if any, worldwide. Assuming the successful development of products for each of the three target areas, we could receive up to approximately $60.0 million in aggregate payments under the agreement, excluding product royalties. Through December 31, 2004, we had received a total of $7.9 million pursuant to this collaboration.

In July 1999, we entered into a collaboration agreement with Allergan to discover, develop and commercialize selective muscarinic drugs for the treatment of glaucoma based on our compounds. Under this agreement, we provided our chemistry and discovery expertise to enable Allergan to select a compound in November 2003 for development. We granted Allergan exclusive worldwide rights to commercialize products based on this compound for the treatment of ocular disease. As of December 31, 2004, we had received an aggregate of $8.7 million in payments under the agreement, consisting of upfront fees, research funding and milestone payments. We are also eligible to receive additional milestone payments of up to approximately $15.2 million, and would receive royalties on future product sales worldwide, if any. Allergan may terminate this agreement upon 90 days’ notice. However, if terminated, Allergan’s rights to the selected compound would revert to us.

In September 1997, we entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for neuropathic pain and ophthalmic indications. This agreement was subsequently amended in conjunction with the execution of the March 2003 collaboration agreement and provides for the continued development of drug candidates for one target area. Pursuant to the agreement, we granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. In exchange, we had received an aggregate of $9.5 million in research funding and milestone payments through December 31, 2004. We are also eligible to receive additional milestone payments of up to $11.0 million as well as royalties on future worldwide sales of products, if any, resulting from this collaboration. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in us.

The general terms of our collaboration agreements with Allergan continue until the later of the expiration of the last to expire patent covering a drug candidate licensed under the collaboration and at least 10 years from the date of first commercial sale of a drug candidate. In addition, each of our Allergan collaboration agreements includes a research term that is shorter but may be renewed by the parties.

Sepracor

In January 2005, we entered into a collaboration agreement with Sepracor for the development of new drug candidates targeted toward the treatment of central nervous system disorders. Under the agreement, the parties will investigate potential clinical candidates resulting from our preclinical muscarinic program. The agreement also includes an option to select a preclinical compound from our 5-HT2A program for use in combination with LUNESTA, Sepracor’s insomnia drug, for sleep-related indications. In connection with the collaboration, Sepracor purchased 1,077,029 shares of our common stock in January 2005 at a price per share of approximately $9.28 for aggregate proceeds of $10 million. Sepracor also agreed to purchase an additional $10 million of our common stock in January 2006 at a 25 percent premium to the 30-day trailing average closing price at that time, subject to specified closing conditions. We will also receive research funding over a three-year term and, if certain conditions are met, we are eligible to receive milestone payments as well as applicable royalties on worldwide product sales, if any. Assuming the successful development of a single product in the muscarinic program, we may receive up to $40 million in aggregate payments, plus applicable royalties. In addition, should the collaboration successfully develop a combination product with LUNESTA, we may receive up to approximately $35 million in aggregate payments plus applicable royalties.

The general terms of this agreement continue until the later of the expiration of the last to expire patent covering a drug candidate licensed under the collaboration and the earlier of the date a generic version of the product is launched or a specified number of years from the date of the first commercial sale of the product. In addition, this agreement may terminate at the end of the research term if no compound has been selected for advancement.

The Stanley Medical Research Institute

In May 2004, we entered into a development agreement with The Stanley Medical Research Institute, or SMRI, a leading nonprofit organization that supports research on the treatment of schizophrenia. The development term is for three years and may be extended for additional consecutive one-year periods by written agreement of the parties. Under this agreement, we are entitled to receive up to $5 million in funding to support the further development of ACP-104. Assuming the successful development and commercialization of ACP-104, we are required to pay to SMRI royalties on product sales of ACP-104 up to a specified level. SMRI may terminate this agreement in selected instances, including if we enter into a strategic alliance covering ACP-104 or do not reasonably progress its development. In connection with this agreement, we issued a $1 million convertible promissory note to SMRI. Upon the closing of our initial public offering on June 2, 2004, the principal and accrued interest under this note automatically converted into 143,914 shares of our common stock at a conversion price equal to the initial public offering price of $7.00 per share.

Aventis

In July 2002, we entered into an agreement with Aventis under which we have licensed a portion of our technology for their use in a specified area that we are not presently pursuing.

Intellectual Property

We currently hold eight issued U.S. patents and 24 issued foreign patents. All of these patents originated from us. In addition, we have 46 provisional and utility U.S. patent applications and 116 foreign patent applications.

Patents or other proprietary rights are an essential element of our business. Our strategy is to file patent applications in the United States and any other country that represents an important potential commercial market to us. In addition, we seek to protect our technology, inventions and improvements to inventions that are important to the development of our business. Our patent applications claim proprietary technology, including methods of screening and chemical synthetic methods, novel genomic targets and novel compounds identified using our technology.

We also rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We protect our trade secrets in part through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use certain technologies in our research and development.

ACP-103

Two patents that provide generic coverage for ACP-103 have been issued in the United States. Similar claims for ACP-103 have also been allowed in South Africa. We continue to prosecute patent applications directed to ACP-103 and to methods of treating various diseases using ACP-103, either alone or in combination with other agents, worldwide.

ACP-104

The chemical structure of ACP-104 is unpatentable, as it has been known and disclosed to the public for many years. We have filed patent applications with claims that will be directed to the use of ACP-104 as a treatment for neuropsychiatric disease, either alone or in combination with various other agents, including ACP-103. We have also filed a provisional patent application covering methods of synthesis of ACP-104 and applications directed to the analogs of ACP-104 and their uses for the treatment of disease. We are aware of an issued patent, not owned by us, that claims the use of ACP-104 for treatment of analgesia.

Our Drug Discovery Platform

Our core R-SAT technology is protected by three issued U.S. patents and 20 foreign patents.

Other Drug Candidates

We have two issued U.S. patents and four issued foreign patents with claims for compounds that affect muscarinic receptor activity and we continue to pursue patent applications in this area in the U.S. and in other countries.

Competition

We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. We compete with existing and new products being developed by our competitors. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions that our research programs target. In each of our development programs, we intend to complete clinical trials designed to evaluate the potential advantages of our drug candidates as compared to the current standard of care.

Even if we and our collaborators are successful in developing our drug candidates, the resulting products would compete with a variety of established drugs in the areas of Parkinson’s disease, schizophrenia, neuropathic pain and glaucoma. For example, our potential product for treatment-induced psychosis in Parkinson’s disease will compete with off-label use of Seroquel, marketed by Astra-Zeneca, and clozapine, a generic drug.

Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Seroquel, and clozapine. Zyprexa is the market leader with worldwide sales of $4.3 billion in 2003, corresponding to an estimated 35% market share. While proven effective in schizophrenia and bipolar mania, it produces a variety of adverse events including weight gain, orthostatic hypertension, and other side effects.

In the area of neuropathic pain, our potential products would compete with Neurontin and Lyrica (Pregabalin), each marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as with a variety of generic or proprietary opioids. In 2003, Neurontin was the first product to be approved by the FDA for the treatment of neuropathic pain. Neurontin had worldwide sales of approximately $2.7 billion in 2004. Neurontin is only partially effective and is associated with a range of central nervous system related side effects.

Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan. Xalatan is the leading drug for glaucoma treatment and had worldwide sales in excess of $1 billion in 2004. It is an effective anti-glaucoma agent but frequently causes an increased pigmentation of the iris that may lead to a change of iris color. Other side effects of Xalatan include blurred vision and burning and stinging sensations in the eye.

In addition, the companies described above and other competitors may have a variety of drugs in development or awaiting FDA approval that could reach the market and become established before we have a product to sell. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Some of our competitors are using functional genomics technologies or other methods to identify and validate drug targets and to discover novel small molecule drugs. Many of our competitors and their collaborators have significantly greater experience than we do in the following:

•	identifying and validating targets;

•	screening compounds against targets;

•	preclinical and clinical trials of potential pharmaceutical products; and

•	obtaining FDA and other regulatory clearances.

In addition, many of our competitors and their collaborators have substantially greater advantages in the following areas:

•	capital resources;

•	research and development resources;

•	manufacturing capabilities; and

•	sales and marketing.

Smaller companies also may prove to be significant competitors, particularly through proprietary research discoveries and collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of our competitors have products that have been approved or are in advanced development. We face competition from other companies, academic institutions, governmental agencies and other public and private research organizations for collaborative arrangements with pharmaceutical and biotechnology companies, in recruiting and retaining highly qualified scientific and management personnel and for licenses to additional technologies. Our competitors, either alone or with their collaborators, may succeed in developing technologies or drugs that are more effective, safer, and more affordable or more easily administered than ours and may achieve patent protection or commercialize drugs sooner than us. Developments by others may render our drug candidates or our technologies obsolete. Our failure to compete effectively could have a material adverse affect on our business.

Government Regulation

The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any drug developed by us must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug, and Cosmetic Act, as amended. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. None of our drug candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain.

In the United States, drug candidates are tested in animals until adequate proof of safety is established. Clinical trials for new drug candidates are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the drug candidate into healthy human volunteers, the emphasis is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes. Before commencing clinical investigations in humans, we or our collaborators must submit to the FDA an Investigational New Drug Application, or IND, which must also be approved by the FDA. Regulatory authorities may require additional data before allowing the clinical studies to commence or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. We have in the past and may in the future rely on some of our collaborators to file INDs and generally direct the regulatory approval process for many of our potential products. Clinical testing must also meet requirements for institutional review board oversight, informed consent and good clinical practices.

Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a drug candidate’s safety and efficacy. These data are submitted to the FDA in the form of a New Drug Application, or NDA. The approval process takes many years and requires the expenditure of substantial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process. The failure to demonstrate adequately the quality, safety and efficacy of a drug candidate under development would delay or prevent regulatory approval of the drug candidate. We cannot assure you that, even if clinical trials are completed, either our collaborators or we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 45 to 60 days following submission of the NDA. If deemed complete, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal goals of six months for priority NDAs and 10 months for regular NDAs. However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but an “action letter” that describes additional work that must be done before the NDA can be approved. The FDA’s review of an NDA may involve review and recommendations by an independent FDA advisory committee.

Before receiving FDA clearance to market a potential product, we or our collaborators must demonstrate through adequate and well-controlled clinical studies that the potential product is safe and effective on the patient population that will be treated. If regulatory clearance of a potential product is granted, this clearance will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, clearance may entail ongoing requirements for post-marketing studies. Even if this regulatory clearance is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continuing review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on this product or manufacturer, including labeling changes, costly recalls or withdrawal of the product from the market.

Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Unacceptable toxicities or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or clinical trials of our potential products. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent their clearance by the FDA or foreign regulatory authorities for any or all targeted indications.

We and our collaborators and contract manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our potential products. We or our collaborators or contract manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements.

Outside of the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA clearance discussed above.

Drugs for Serious or Life-Threatening Illnesses

The Federal Food, Drug and Cosmetic Act, as amended, and FDA regulations provide certain mechanisms for the accelerated “Fast Track” approval of potential products intended to treat serious or life-threatening illnesses which have been studied for safety and effectiveness and which demonstrate the potential to address unmet medical needs. The procedures permit early consultation and commitment from the FDA regarding the preclinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, NDAs to be approved on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. Certain potential products employing our technology might qualify for this accelerated regulatory procedure. Even if the FDA agrees that these potential products qualify for accelerated approval procedures, the FDA may deny approval of our drugs or may require that additional studies be required before approval. The FDA may also require us to perform post-approval, or Phase IV, studies as a condition of such early approval. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the potential product.

Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services, including, for example, the Office of Inspector General, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Marketing, Sales and Distribution

We currently have no marketing, sales or distribution capabilities. In order to commercialize any of our drug candidates, we must develop these capabilities internally or through collaboration with third parties. In selected therapeutic areas where we feel that our products can be commercialized by a specialty sales force that calls on a limited and focused group of physicians, we plan to commercialize our products. In therapeutic areas that require a large sales force selling to a large and diverse prescribing population, we plan to partner our drug candidates for commercialization.

Manufacturing

We outsource and plan to continue to outsource manufacturing responsibilities for our existing and future drug candidates for development and commercial purposes. The production of ACP-103 and ACP-104 employs small molecule synthetic organic chemistry procedures that are standard in the pharmaceutical industry. Our collaboration agreements provide for our partners to arrange for the production of our drug candidates for use in clinical trials and potential commercialization.

Employees

At December 31, 2004, we had 101 full time employees, of whom 39 hold Ph.D. or other advanced degrees. Of our total workforce, 87 are engaged in research and development activities and 14 are engaged in business development, finance and administration. Sixty-six of our employees are located in the United States and 35 are located in Denmark. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.

We have experienced significant net losses since our inception. As of December 31, 2004, we had an accumulated deficit of approximately $94.3 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Our primary source of revenues for the year ended December 31, 2004 was from research and milestone payments under our collaboration agreements with Allergan. For the year ended December 31, 2004, we received 98% of our revenues from our collaborations with Allergan. We anticipate that our collaborations with pharmaceutical companies will continue to be our primary source of revenues for the next several years, which provide us with research funding and potential milestone payments and royalties. We cannot be certain that the milestones required to trigger revenues will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

All of our drug candidates are at an early stage of development and the historical rate of failures for drug candidates is extremely high. Our three Phase II-stage clinical programs are ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, ACP-103 as an adjunctive therapy for schizophrenia, and ACP-104 for the treatment of schizophrenia.

In connection with clinical trials, we face risks that:

•	a drug candidate may not prove to be efficacious;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the drug candidate being tested;

•	the results may not confirm the positive results of earlier trials; and

•	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies.

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

Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay our ability to generate product revenues.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	manufacturing sufficient quantities of a drug candidate;

•	obtaining approval of an IND from the FDA;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated retention rate of patients in clinical trials;

•	serious adverse events or side effects experienced by participants; and

•	insufficient supply or deficient quality of drug candidates or other materials necessary for the conduct of our clinical trials.

Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential drug candidate. If we experience delays in our clinical trials, the commercial prospects for our drug candidates will be harmed, and our ability to generate product revenues will be delayed.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.

We have consumed substantial amounts of capital since our inception. For the year ended December 31, 2004 we used $20.7 million in cash, cash equivalents and investment securities to fund our activities. Although we believe our existing cash resources and anticipated payments from existing agreements with our collaborators will be sufficient to fund our anticipated cash requirements through 2006, we will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, and other events or developments, under our collaboration agreements or to otherwise make payments under these agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production; and

•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our drug candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, or debt financings or by licensing all or a portion of our drug candidates or technology. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding may significantly dilute existing stockholders.

We depend on collaborations with third parties to develop and commercialize selected drug candidates and to provide the majority of our revenues.

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise for selected drug candidates. For the year ended December 31, 2004, we received 98% of our revenues from our collaborations with Allergan. We expect that nearly all of our revenues for the foreseeable future will be generated by collaborations, although there is no guarantee that revenues from our collaborations will continue at current or past levels.

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

The continuation of our collaborations is dependent on our collaborators’ periodic renewal of the governing agreements. Allergan and Sepracor can terminate our existing collaborations before the full term of these collaborations under specific circumstances, including in some cases the right to terminate upon notice. We may not be able to renew these collaborations on acceptable terms, if at all. We also face competition in our search for new collaborators.

If conflicts arise with our collaborators, they may act in their self interests, which may be adverse to our interests.

Conflicts may arise in our collaborations due to one or more of the following:

•	disputes with respect to payments that we believe are due under the applicable agreements;

•	disagreements with respect to ownership of intellectual property rights;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities;

•	delay of a collaborator’s development or commercialization efforts with respect to our drug candidates; or

•	termination or non-renewal of the collaboration.

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

We have collaborations with Allergan for the development of drug candidates related to neuropathic pain and glaucoma. Allergan currently markets therapeutic products to treat glaucoma and is engaged in other research programs related to glaucoma and other ophthalmic products that are independent from our development program in this therapeutic area. Allergan is also pursuing other research programs related to pain management that are independent from our collaboration in this therapeutic area. Our collaboration with Sepracor includes a option to pursue a combination drug to treat sleep disorders. Sepracor currently markets a therapeutic product to treat sleep disorders and is engaged in other research programs related to this field that are independent from our development program in this therapeutic area. Competing products, either developed by our collaborators or to which our collaborators have rights, may result in their withdrawal of support for our drug candidates.

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

Our preclinical development activities or clinical trials may be delayed, suspended or terminated if:

•	these third parties do not successfully carry out their contractual duties or fail to meet regulatory obligations or expected deadlines;

•	these third parties need to be replaced; or

•	the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons.

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

If any drug candidate that we discover and develop does not provide a treatment regimen that is as beneficial as the current standard of care or otherwise does not provide patient benefit, that product will not achieve market acceptance and we will not generate sufficient revenues to achieve or maintain profitability.

We do not know whether one of our drug candidates, ACP-104, will have the same adverse effects as clozapine, a currently available therapy.

One of our drug candidates under development is ACP-104 for the treatment of schizophrenia. ACP-104 is formed in the body from clozapine, a generic drug that is currently approved as a “second-line” therapy for schizophrenia in the United States. This means that clozapine will only be prescribed to a patient after a doctor determines that the patient has failed to progress under a “first-line” therapy consisting of antipsychotic drugs. Clozapine is associated with the occurrence of a rare and potentially fatal blood disorder leading to a complete loss of white blood cells, known as agranulocytosis, in approximately 1% of patients treated with clozapine. As a result, patients being treated with clozapine are subject to weekly or bi-weekly blood monitoring. In addition, one of the other side effects of clozapine is the occurrence of seizures, which is found in approximately 5% of users. ACP-104 may have the same adverse effects of clozapine or other significant adverse effects and, if successfully developed, may also only be approved as a “second-line” therapy. These factors could substantially limit the commercial potential of ACP-104 and may substantially restrict its potential market.

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

Our drug discovery platform uses new and unproven methods to identify and develop drug candidates that we believe will be safe, well-tolerated and effective in humans. We have never successfully completed clinical development of any of our drug candidates, and there are no drugs on the market that have been discovered using our drug discovery platform.

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

We face financial and administrative challenges in coordinating the operations of our European activities with our activities in California, which could have on adverse impact on our operations.

Our subsidiary in Denmark, ACADIA Pharmaceuticals A/S, employs approximately 35% of our total personnel, and is engaged in research and development activities with primary responsibility for combinatorial, medicinal and analytical chemistry. Our principal executive offices, however, are located in San Diego. The additional administrative expense required to follow and coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay any development and commercialization efforts. In addition, currency fluctuations involving our Danish operations may cause foreign currency translation gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

We face financial and administrative challenges in opening our new chemistry research facility in Malmo, Sweden, which could have on adverse impact on our operations.

We have announced that we have entered into a lease for a chemistry research and development facility in Malmo, which is located near our current facilities in the Copenhagen region. We will incur additional costs in setting up and adjusting to operations in a new country with a new Swedish subsidiary. In addition, we may not be able to retain all of our current European employees when we establish our new facility in Malmo. In addition, like our current Danish operations, currency fluctuations involving our Swedish operations may cause foreign currency translation gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. As mentioned above, we do not engage in currency hedging transactions.

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the status of development of ACP-103 and ACP-104 and the preclinical and clinical development of our other drug candidates;

•	whether we generate revenues by achieving specified research or commercialization milestones under any agreements or otherwise receive potential payments under these agreements;

•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period;

•	the initiation, termination or reduction in the scope of our collaborations during these periods or any disputes regarding these collaborations;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development and other internal research and development efforts;

•	the effect of competing technologies and products and market developments; and

•	general and industry specific economic conditions.

We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Relying on third-party manufacturers may result in delays in our clinical trials and product introductions.

We have no manufacturing facilities and have no experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our drug candidates for clinical trials. If any of our drug candidates are approved by the FDA or other regulatory agencies for commercial sale, we may need to contract with a third party to manufacture them in larger quantities. We currently use third-party manufacturers to produce ACP-103 and ACP-104 for us. While we believe that there are alternative sources available to manufacture our drug candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but do not expect them to be material.

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

Our management has broad discretion over the use of our cash, and we may not use our cash effectively, which could adversely affect our results of operations.

Our management has significant flexibility in applying the our cash resources and could use these resources for corporate purposes that do not increase our profitability or our market value, or in ways with which our stockholders may not agree. We may use our cash resources for corporate purposes that do not yield a significant return or any return at all for our stockholders, which may cause our stock price to decline.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance and other matters.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOA, and rules adopted or proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. Although we are not required to issue an evaluation of our internal control over financial reporting under Section 404 of SOA until March 2006, at the earliest, preparations for the issuance of this report have already resulted in increased costs to us, which will increase further. If we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent accounting firm determine that our internal control over financial reporting is not effective, we could face potential penalties that would have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with these rules and regulations.

Changes in stock option accounting treatment may adversely affect our results of operations.

Changes in stock option accounting treatment commencing July 1, 2005 will require us to account for employee stock options as compensation expense in our financial statements. In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. We are required to implement SFAS 123(R) in our third quarter of 2005. We are currently evaluating the requirements of SFAS 123(R) and we have not yet fully determined the impact on our consolidated financial statements. However, implementation of SFAS 123(R) could materially and adversely affect our reported results of operations and our timing to achieve profitability.

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

Our headquarters and research and development facilities in San Diego are located in a seismic zone, and there is the possibility of an earthquake, which could be disruptive to our operations and result in delays in our research and development efforts. In the event of an earthquake, if our facilities or the equipment in our facilities is significantly damaged or destroyed for any reason, we may not be able to rebuild or relocate our facilities or replace any damaged equipment in a timely manner and our business, financial condition and results of operations could be materially and adversely affected. We do not have insurance for damages resulting from earthquakes.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.

Our commercial success depends on obtaining and maintaining proprietary rights to our drug candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our drug candidates, proprietary technologies and their uses from unauthorized use by third parties to the extent that valid and enforceable patents or effectively protected trade secrets cover them. Although we have filed several patent applications with respect to ACP-104 and ACP-103, we have not been issued any patents with respect to ACP-104, and have been issued only two patents with respect to ACP-103.

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

We regularly conduct searches to identify patents or patent applications that may prevent us from obtaining patent protection for our proprietary compounds or that could limit the rights we have claimed in our patents and patent applications. In particular, we are aware of claims that have been allowed by, and are pending before, the United States Patent and Trademark Office that, if issued as currently drafted, would encompass the chemical structure of ACP-103. While we do not believe that these pending claims would be valid if issued in their current form, there can be no assurance that a court would find these claims invalid or that the text or substance of these claims will not be modified upon further prosecution of the application. If valid, these claims could limit our rights with respect to ACP-103.

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

One of our drug candidates, ACP-104, is a publicly available compound, and we will have limited proprietary rights in this candidate. Other companies may obtain patents or regulatory approvals to use the same drug for treatments other than to treat the indications for which we have filed for patent protection. We are aware of an issued patent not owned by us that claims the use of N-desmethylclozapine, which is the chemical name for ACP-104, to induce analgesia. ACP-104, which we are developing for treatment of schizophrenia, is formed in the body from clozapine and its structure was known prior to our filing of patent applications relating to its use to treat certain conditions. Accordingly, we will not be able to obtain composition of matter patents for ACP-104. We have filed a method of use patent application for ACP-104, but a competitor could use ACP-104, and patent its method of use, for a treatment not covered by our patent application. In addition, while we have filed a patent application directed to methods of synthesis of ACP-104, those claims will not prevent a potential competitor from making ACP-104 altogether.

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

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. In particular, there are many patents relating to specific genes, nucleic acids, polypeptides or the uses thereof to identify drug candidates. Some of these may encompass genes or polypeptides that we utilize in our drug development activities. If our drug development activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from using the patented genes or polypeptides for the identification or development of drug compounds. There are also many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators could lead to:

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

For example, our potential product for treatment-induced dysfunctions in Parkinson’s disease would compete with off-label use of Seroquel, marketed by Astra-Zeneca, and the generic drug clozapine. Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Seroquel, marketed by Astra-Zeneca, and clozapine. In the area of neuropathic pain, our potential products would compete with Neurontin and Lyrica (pregabalin), marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

The market prices for securities of biotechnology companies in general, and early-stage drug discovery and development companies in particular have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, including results of our clinical trials for ACP-103, ACP-104, and our neuropathic pain collaboration;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities such as chat rooms;

•	public concern as to, and legislative action with respect to, genetic testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;

•	regulatory developments in the United States and foreign countries; or

•	economic and political factors, including wars, terrorism and political unrest.

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

Our directors, executive officers and holders of 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 67% of our common stock, based on their beneficial ownership at December 31, 2004. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of all of our directors, amendments to our certificate of incorporation, going-private transactions and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. As of January 15, 2005, holders of at least 10 million shares of our common stock have rights to cause us to file a registration statement on their behalf or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders.

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

Item 2. Properties

Our primary facilities consist of approximately 36,000 square feet of research and office space located in San Diego, California that is leased to us until the fourth quarter of 2005. We have an option to renew the leases for these facilities for one additional period of five years. We also have approximately 21,000 square feet of research and office space located near Copenhagen, Denmark that is leased to us until June 2005. We have entered into a lease for an approximately 30,000 square foot chemistry research and development facility in Malmo, Sweden that is scheduled to commence in June 2005. We believe that our existing facilities are adequate for our current needs. When our leases expire, we may look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock has been traded on the Nasdaq National Market since May 27, 2004 under the symbol ACAD. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

2004	High	Low
Second Quarter (from May 27, 2004)	$7.50	$5.79
Third Quarter	$8.00	$4.95
Fourth Quarter	$7.90	$5.70

As of March 8, 2005, there were approximately 98 stockholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

(b) The initial public offering of our common stock, par value $0.0001 (the “Offering”), was effected through a Registration Statement on Form S-1 (File No. 333-113137) that was declared effective by the Securities and Exchange Commission on May 26, 2004. On June 2, 2004, 5.0 million shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, resulting in aggregate net proceeds of approximately $31.1 million. There has been no material change in the planned use of proceeds described in our prospectus for the Offering.

Item 6. Selected Financial Data

The following data has been derived from our audited financial statements, including the consolidated balance sheet at December 31, 2004 and 2003 and the related consolidated statements of operations for the three years ended December 31, 2004 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001, and 2000 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:

Revenues:
Collaborative revenues—related party	$4,529	$4,953	$3,655	$3,714	$4,193
Other research revenues	75	2,425	2,621	—	119

Total revenues	4,604	7,378	6,276	3,714	4,312

Operating expenses:
Research and development	23,454	16,935	14,921	13,090	9,728
General and administrative	4,889	2,791	2,818	3,756	2,999
Stock-based compensation	2,356	1,392	1,163	2,147	2,854

Total operating expenses	30,699	21,118	18,902	18,993	15,581

Loss from operations	(26,095)	(13,740)	(12,626)	(15,279)	(11,269)
Interest income	607	360	420	1,494	1,516
Interest expense	(429)	(712)	(662)	(621)	(441)

Net loss	$(25,917)	$(14,092)	$(12,868)	$(14,406)	$(10,194)

Net loss available to common stockholders	$(17,331)	$(1,813)	$(3,246)	$(3,614)	$(2,040)

Net loss per common share, basic and diluted	$(1.67)	$(1.24)	$(2.24)	$(2.99)	$(1.91)

Weighted average shares used in computing net loss per common share, basic and diluted(1)	10,354	1,459	1,452	1,208	1,070

Net loss available to participating preferred stockholders	$(8,586)	$(12,279)	$(9,622)	$(10,792)	$(8,154)

Net loss per participating preferred share, basic and diluted	$(0.87)	$(1.46)	$(2.23)	$(2.50)	$(2.15)

Weighted average participating preferred shares outstanding, basic and diluted(1)	9,901	8,412	4,313	4,313	3,788

(1)	Please see Note 2 of the notes to our consolidated financial statements appearing elsewhere in this report for an explanation of the determination of the number of shares used in computing per share data. All amounts reflect a 1-for-2 reverse stock split effected by the Company on May 25, 2004.

	At December 31,
	2004	2003	2002	2001	2000
	($ in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$35,927	$27,214	$12,439	$17,830	$28,896
Working capital	29,178	20,046	7,098	15,646	25,330
Total assets	40,365	31,693	16,023	21,959	34,113
Long-term debt, less current portion	1,044	1,624	3,458	1,323	5,789
Convertible preferred stock	—	74,514	46,502	46,502	46,502
Total stockholders’ equity (deficit)	30,680	(52,671)	(40,090)	(28,640)	(22,508)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve a number of risks and uncertainties. Forward-looking statements are not guarantees of performance. Actual results or events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Business – Risk Factors” in Item 1 of this report. Information in the following discussion for a yearly period means for the year ended December 31 of the indicated year.

Overview

Background

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have four drug programs in clinical development and several additional programs in preclinical and discovery stages. Our three Phase II clinical programs are ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, ACP-103 as an adjunctive therapy for schizophrenia, and ACP-104 for the treatment of schizophrenia. We have retained worldwide commercialization rights for these programs. We also have a neuropathic pain program in Phase I clinical trials and a glaucoma program in preclinical development, each in collaboration with Allergan, Inc.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At December 31, 2004, we had an accumulated deficit of $94.3 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan. We have also entered into a development agreement with The Stanley Medical Research Institute, a technology license agreement with Aventis and smaller scale collaboration agreements with other parties. As of December 31, 2004, we had received an aggregate of $32.0 million in payments under these agreements, including research funding and related fees and upfront and milestone payments. In addition, in January 2005, we entered into a collaboration agreement with Sepracor Inc.

We expect our revenues for the next several years to consist of payments under our current agreements and any additional collaborations, including upfront payments upon execution of new agreements, research funding and related fees throughout the research term of the agreements and milestone payments contingent upon achievement of agreed-upon objectives. Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we have received an aggregate of $7.9 million in research funding and related fees through December 31, 2004, and we are entitled to receive additional research funding and related fees through March 2006. In addition, we may receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Revenues from our collaboration agreements with Allergan, a stockholder, are classified as “Collaborative revenues — related party” in the accompanying condensed consolidated financial statements. Pursuant to the terms of our January 2005 collaboration agreement with Sepracor, we are entitled to receive research funding for a three-year period and, if certain conditions are met, we are eligible to receive license fees and milestone payments as well as royalties on product sales, if any. Each of our collaboration agreements is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in one case, if we have a change in control. Upon the conclusion of the research term under each agreement, our collaborator may terminate the agreement by notice.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, laboratory supplies and costs for facilities and equipment. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced clinical and preclinical programs. We are responsible for all costs incurred in the development of ACP-103 for both schizophrenia and treatment-induced dysfunctions in Parkinson’s disease patients and ACP-104 for schizophrenia, as well as the research costs associated with our other internal drug programs. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in the drug programs that we are pursuing under our collaboration agreements, including our clinical program for neuropathic pain and our preclinical development program for glaucoma, each of which we are pursuing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research projects. Accordingly, we do not account for our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the substantial majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that costs associated with external service providers are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Costs of external service providers:
ACP-103	$4,859	$3,090	$1,539
ACP-104	1,335	234	—
Other	1,513	866	726

Subtotal	7,707	4,190	2,265
Unallocated internal costs	15,747	12,745	12,656

Total research and development	$23,454	$16,935	$14,921

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

We expect our research and development expenses to be substantial and to increase as we continue the development of our clinical programs, as well as continue and expand our preclinical and discovery programs. The lengthy process of completing clinical trials and seeking regulatory approval for our drug candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in note 2 of the notes to consolidated financial statements included in this report, we believe that the following accounting policies require the application of significant judgments and estimates.

Revenue Recognition

We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectibility is reasonably assured. Our revenues are primarily related to our collaboration agreements, and such agreements provide for various types of payments to us, including research funding, upfront payments, milestone payments, and royalties.

Upfront, nonrefundable payments under collaboration agreements are recognized ratably over the term of the agreement. Payments for research funding are recognized as revenues as the related research activities are performed. Our collaborations do not require scientific achievement as a performance obligation, and amounts received under the agreements are nonrefundable. Revenues from nonrefundable milestones are recognized when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) we do not have ongoing performance obligations. Any amounts received under the agreements in advance of performance are recorded as deferred revenue. Revenues from licenses of our technology are generally recognized at the inception of the license term. When arrangements contain extended payment terms, revenues are recognized upon the receipt of the payment. None of the revenues recognized to date are refundable even if the related research activities are not successful.

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. We account for expenses associated with these external services by determining the total cost of a given study based on the terms of the related contract. We accrue for costs incurred as the services are being provided by monitoring the status of the trials and the invoices received from our external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in our trials and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed significantly from the actual costs incurred. However, we expect to expand the level of our clinical trials and related research and development services in the future. As a result, we anticipate that our estimated accruals for clinical and research services will be more material to our operations in future periods. Subsequent changes in estimates may be a material change in our accrual, which could also materially affect our results of operations.

Stock-based Compensation

We currently account for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provide pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Stock compensation expense, which is a non-cash charge, is measured as the excess, if any, of the fair value of our underlying common stock at the date of grant over the amount an employee must pay to acquire such stock. This compensation cost is amortized over the related vesting periods, generally four years, using an accelerated method.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. We are required to implement SFAS 123(R) in our third quarter of 2005. We are currently evaluating the requirements of SFAS 123(R) and we have not yet fully determined the impact on our consolidated financial statements.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and future collaborations, and the progress and timing of expenditures related to our discovery and development efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Years Ended December 31, 2004 and 2003

Revenues

Revenues decreased to $4.6 million in 2004 from $7.4 million in 2003 primarily due to a decrease in other collaborative research revenues, following the completion of the research term of our collaboration agreement with Amgen Inc. in late 2003. Revenues from our collaboration agreements with Allergan totaled $4.5 million and $5.0 million in 2004 and 2003, respectively, and are reflected as “collaborative revenues—related party” in our consolidated financial statements.

Research and Development Expenses

Research and development expenses increased to $23.5 million in 2004 from $16.9 million in 2003. This increase was primarily due to $3.5 million in increased fees paid to external service providers, and increased costs associated with our internal research and development activities, including $1.3 million in increased salaries and related personnel costs, $918,000 in increased laboratory supplies, and $730,000 in increased facility and equipment costs. External service costs totaled $7.7 million in 2004, or 33% of our research and development expenses, compared to $4.2 million in 2003, or 25% of our research and development expenses. The increase in external service costs in 2004 compared to 2003 was primarily attributable to increased clinical development expenses associated with ACP-103 and ACP-104. We expect that fees paid to external service providers will continue to increase in future periods as we continue to develop our drug candidates.

General and Administrative Expenses

General and administrative expenses, which consist primarily of salaries and related personnel expenses and facilities costs for employees serving in executive, finance, business development and business operations functions, as well as professional fees associated with legal and accounting services, increased to $4.9 million in 2004 from $2.8 million in 2003. The increase in general and administrative expenses was primarily due to $1.1 million in increased professional services and insurance costs and $828,000 in increased personnel and related expenses associated with operating as a public company, beginning in June 2004.

Stock-Based Compensation Expenses

Stock-based compensation expense totaled $2.4 million in 2004, compared to $1.4 million in 2003. The increase in stock-based compensation expense resulted from an increase in the amortization of deferred stock-based compensation associated with employee stock options and compensation expense from the valuation of options granted to consultants. We recorded deferred stock-based compensation totaling $1.5 million and $3.0 million in 2004 and 2003, respectively, in connection with the grant of stock options to employees.

Interest Income

Interest income increased to $607,000 in 2004 from $360,000 in 2003. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from the proceeds of our initial public offering, which closed in June 2004.

Interest Expense

Interest expense decreased to $429,000 in 2004 from $713,000 in 2003. The decrease in interest expense was primarily due to repayments of and decreased borrowings under our loan agreements.

Comparison of the Years Ended December 31, 2003 and 2002

Revenues

Revenues increased to $7.4 million in 2003 from $6.3 million in 2002. The increase in revenues was primarily due to $1.3 million in increased revenues from our collaborations with Allergan with the inception of our third collaboration agreement in March 2003, and a $408,000 increase in revenues recognized under an agreement with Amgen, which were offset in part by lower revenues recognized under our technology license agreement with Aventis. Revenues from our collaboration agreements with Allergan totaled $5.0 million and $3.7 million in 2003 and 2002, respectively.

Research and Development Expenses

Research and development expenses increased to $16.9 million in 2003 from $14.9 million in 2002. This increase primarily reflected increased fees paid to external service providers, which totaled $4.2 million in 2003, or 25% of our research and development expenses, up from $2.3 million, or 15% of our research and development expenses, in 2002. The increase in external service fees in 2003 was primarily attributable to increased clinical and preclinical expenses associated with ACP-103.

The costs associated with our internal research and development activities, consisting primarily of salaries and related personnel expenses, laboratory supplies, and costs for facilities and equipment, totaled $12.7 million in 2003 and $12.6 million in 2002. Each component of our internal research and development costs was comparable in 2003 and 2002.

General and Administrative Expenses

General and administrative expenses totaled $2.8 million in 2003 and in 2002. Each component of these expenses, which consisted primarily of salaries and related personnel expenses and facilities costs for employees serving in executive, finance, business development and business operations functions, as well as professional fees associated with legal and accounting services, was comparable in 2003 and 2002.

Stock-based Compensation Expenses

Stock-based compensation expense totaled $1.4 million in 2003 compared to $1.2 million in 2002. Stock-based compensation expense resulted from the amortization of deferred stock-based compensation associated with employee stock options and compensation expense from the valuation of options granted to consultants. We recorded deferred stock-based compensation, net of forfeitures, totaling $3.0 million in 2003 and $(32,000) in 2002 in connection with the grant of stock options to employees.

Interest Income

Interest income decreased to $360,000 in 2003 from $420,000 in 2002. The decrease in interest income was primarily attributable to declining interest rates during the periods.

Interest Expense

Interest expense increased to $713,000 in 2003 from $662,000 in 2002. This increase in interest expense was primarily due to increased borrowings under our loan agreements.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments under our collaboration agreements, debt financing and interest income. As of December 31, 2004, we had received $114.7 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our stock, $32.0 million in payments from collaboration agreements, $19.3 million in debt financing, and $6.1 million in interest income.

At December 31, 2004, we had approximately $35.9 million in cash, cash equivalents and investment securities compared to $27.2 million at December 31, 2003. In addition, in January 2005 we received $10 million in proceeds from the sale of 1,077,029 shares of our common stock to Sepracor in connection with a new collaboration agreement. Sepracor has also agreed to purchase an additional $10 million of our common stock on the one-year anniversary of the agreement, subject to specified closing conditions set forth in a stock purchase agreement entered into by the parties. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations and financial institutions. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities totaled $20.7 million in 2004, compared to $9.8 million in 2003 and $9.2 million in 2002. The increase in net cash used in operations in 2004 relative to 2003 was primarily due to an increase in our net loss, partially offset by increased non-cash, stock-based compensation expense and increases in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was primarily due to the increase in activity with external service providers and employee related expenses. The increase in net cash used in operations in 2003 relative to 2002 was primarily due to increases in our net loss, partially offset by an increase of $1.0 million in deferred revenues from our collaboration agreements.

Net cash used in investing activities (excluding purchases and maturities of investment securities) reflects our purchases of property and equipment. From inception through December 31, 2004, we purchased $10.1 million in property and equipment, the majority of which we have funded through equipment financing agreements and other debt facilities.

Net cash provided by financing activities totaled $30.1 million in 2004 compared to $26.4 million in 2003 and $4.4 million in 2002. The net cash provided by financing activities in 2004 was primarily due to net proceeds of approximately $31.1 million raised in our initial public offering, partially offset by $1.4 million in net repayments of our long-term debt. The increase in net cash provided by financing activities in 2003 relative to 2002 was primarily due to net proceeds of $28.0 million from the sale of preferred stock, partially offset by lower proceeds from long-term debt, net of repayments.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment acquisitions. The agreements contain interest rates ranging from 7.93% to 9.58% per annum. At December 31, 2004, we had $2.0 million in outstanding borrowings under these agreements, which are secured by the related equipment. In May 2002, we also issued a secured promissory note to a lender for $5.0 million, which we utilized to finance equipment, leasehold improvements and other working capital needs. We had an outstanding balance of $560,000 under this promissory note at December 31, 2004, which was fully repaid in the first quarter of 2005. This note accrued interest at a rate of 10.73% per annum and was collateralized by substantially all personal property of the Company, excluding its intellectual property. We were in compliance with required financial covenants and conditions at December 31, 2004.

The following table summarizes our long-term contractual obligations at December 31, 2004:

	Total	Less than 1 Year	1 -3 Years	4 -5 Years	After 5 Years
Operating leases	$10,622,900	$1,672,800	$2,874,400	$1,893,700	$4,182,000
Long-term debt	2,530,400	1,486,400	1,044,000	—	—

Total	$13,153,300	$3,159,200	$3,918,400	$1,893,700	$4,182,000

We have consumed substantial amounts of capital since our inception. Although we believe our existing cash resources plus the anticipated payments from our stock purchase agreement with Sepracor and under our existing collaboration agreements will be sufficient to fund our anticipated cash requirements through 2006, we will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with the third quarter of 2005. We are currently evaluating the requirements of SFAS 123(R) and we have not yet fully determined the impact on our consolidated financial statements.

In March 2004, the FASB issued EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”), which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September, 2004 the FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-01 once the final guidance is issued.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, government agencies and financial institutions with maturities of less than two years. If a 10% change in interest rates were to have occurred on December 31, 2004, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Risk

We have a wholly owned subsidiary in Denmark, ACADIA Pharmaceuticals A/S, which exposes us to foreign exchange risk. The functional currency of our subsidiary is the Danish kroner. Accordingly, all assets and liabilities of our subsidiary are translated to U.S. dollars based on the exchange rate on the balance sheet date. Expense components are translated to U.S. dollars at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of our stockholders’ equity (deficit). Other foreign currency transaction gains and losses are included in our results of operations and, to date, have not been significant. We have not hedged exposures denominated in foreign currencies or any other derivative financial instrument.

Item 8. Financial Statements and Supplementary Data

The consolidated financials statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the year ended December 31, 2004.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item will be set forth in the section headed “Proposal 1 — Election of Directors” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC by May 2, 2005 (the “Proxy Statement”), and is incorporated in this report by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Ethics. The Code of Ethics is available on our website at http://www.acadia-pharm.com under the Corporate Governance section of our Investors page. Stockholders may request a free copy of the Code of Ethics from our corporate compliance officer, Glenn F. Baity c/o ACADIA Pharmaceuticals Inc., 3911 Sorrento Valley Boulevard, San Diego, CA 92121.

Item 11. Executive Compensation

The information required by this Item will be set forth in the section headed “Executive Compensation and Other Information” in the Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated in this report by reference.

Information regarding our equity compensation plans will be set forth in the section entitled “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item will be set forth in the section headed “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the section headed “Independent Auditors Fees” in the Proxy Statement, and is incorporated in this report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

1. The following financial statements of ACADIA Pharmaceuticals Inc. and Reports of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this report:

Page Number
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2004 and 2003	F-2
Consolidated Statements of Operations for Each of the Three Years Ended December 31, 2004, 2003 and 2002	F-3
Consolidated Statements of Cash Flows for Each of the Three Years Ended December 31, 2004, 2003 and 2002	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for Each of the Three Years Ended December 31, 2004, 2003 and 2002	F-5
Notes to Consolidated Financial Statements	F-6

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. See the Exhibit Index and Exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

/s/ Uli Hacksell
Uli Hacksell, Ph.D.
Chief Executive Officer

Date: March 18, 2005

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Uli Hacksell and Thomas H. Aasen, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Uli Hacksell Uli Hacksell	Chief Executive Officer (Principal Executive Officer)	March 18, 2005

/s/ Thomas H. Aasen Thomas H. Aasen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2005

/s/ Gordon Binder Gordon Binder	Director	March 18, 2005

/s/ Mark R. Brann Mark R. Brann	Director	March 18, 2005

/s/ Carl Gordon Carl Gordon	Director	March 18, 2005

/s/ Leslie Iversen Leslie Iversen	Director	March 18, 2005

/s/ Lester Kaplan Lester Kaplan	Director	March 18, 2005

/s/ Torsten Rasmussen Torsten Rasmussen	Director	March 18, 2005

/s/ Martien van Osch Martien van Osch	Director	March 18, 2005

/s/ Alan Walton Alan Walton	Director	March 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of ACADIA Pharmaceuticals Inc. and its subsidiary at December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Diego, California

March 18, 2005

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$8,301,700	$6,308,100
Investment securities, available-for-sale	27,625,700	20,905,900
Prepaid expenses and other current assets	1,890,700	1,058,200

Total current assets	37,818,100	28,272,200
Property and equipment, net	2,546,900	3,117,000
Other assets	—	303,800

	$40,365,000	$31,693,000

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$2,152,800	$1,532,700
Accrued expenses	3,681,100	2,130,900
Deferred revenue	1,320,300	1,320,000
Current portion of long-term debt	1,486,400	3,242,300

Total current liabilities	8,640,600	8,225,900

Long-term debt, less current portion	1,044,000	1,624,100

Commitments and contingencies
Convertible preferred stock, $0.01 par value; no shares and 21,169,067 shares authorized at December 31, 2004 and 2003, respectively; no shares and 9,900,913 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	74,514,000

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares and no shares authorized at December 31, 2004 and 2003, respectively; no shares issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock, $0.0001 par value; 75,000,000 shares and 30,000,000 shares authorized at December 31, 2004 and 2003, respectively; 16,922,850 shares and 1,462,062 shares issued and outstanding at December 31, 2004 and 2003, respectively	1,700	300
Additional paid-in capital	126,755,100	18,193,600
Accumulated deficit	(94,283,000)	(68,365,900)
Unearned stock-based compensation	(2,107,800)	(2,923,100)
Accumulated other comprehensive income	314,400	424,100

Total stockholders’ equity (deficit)	30,680,400	(52,671,000)

	$40,365,000	$31,693,000

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Revenues
Collaborative revenues—related party	$4,529,300	$4,952,700	$3,654,500
Other collaborative research revenues	75,000	2,425,700	2,621,100

Total revenues	4,604,300	7,378,400	6,275,600

Operating expenses
Research and development(1)	23,454,000	16,935,000	14,920,700
General and administrative(1)	4,889,800	2,790,900	2,818,200
Stock-based compensation	2,355,800	1,392,500	1,162,600

Total operating expenses	30,699,600	21,118,400	18,901,500

Loss from operations	(26,095,300)	(13,740,000)	(12,625,900)
Interest income	607,100	360,000	419,600
Interest expense	(428,900)	(712,600)	(661,900)

Net loss	$(25,917,100)	$(14,092,600)	$(12,868,200)
Participation of preferred stock	(8,586,500)	(12,279,300)	(9,622,200)

Net loss available to common stockholders	(17,330,600)	(1,813,300)	(3,246,000)

Net loss per common share, basic and diluted	$(1.67)	$(1.24)	$(2.24)

Weighted average common shares outstanding, basic and diluted	10,353,351	1,459,214	1,452,005

Net loss available to participating preferred stockholders	$(8,586,500)	$(12,279,300)	$(9,622,200)

Net loss per participating preferred share, basic and diluted (through June 2, 2004)	$(0.87)	$(1.46)	$(2.23)

Weighted average participating preferred shares outstanding, basic and diluted (through June 2, 2004) (2)	9,900,913	8,411,329	4,312,951

(1) Excludes stock-based compensation as follows:
Research and development	$1,335,200	$778,100	$611,900
General and administrative	1,020,600	614,400	550,700

	$2,355,800	$1,392,500	$1,162,600

(2) Weighted average shares used for the year-ended December 31, 2004, was the number of shares outstanding as of the closing of the Company’s initial public offering on June 2, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(25,917,100)	$(14,092,600)	$(12,868,200)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,305,600	1,343,600	1,402,800
Stock-based compensation	2,355,800	1,392,500	1,162,600
Other noncash expense	7,400	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(601,100)	(177,700)	(191,200)
Other assets	106,800	81,600	10,400
Accounts payable	577,600	319,800	538,300
Accrued expenses	1,471,300	317,400	381,100
Deferred revenue	300	999,000	321,000

Net cash used in operating activities	(20,693,400)	(9,816,400)	(9,243,200)

Cash flows from investing activities
Purchases of investment securities	(36,646,400)	(37,063,600)	(11,992,000)
Maturities of investment securities	29,853,000	24,150,000	16,221,000
Purchases of property and equipment	(585,300)	(1,777,300)	(380,600)

Net cash provided by (used in) investing activities	(7,378,700)	(14,690,900)	3,848,400

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	31,501,000	19,700	15,000
Proceeds from issuance of preferred stock, net of issuance costs	—	28,004,700	—
Proceeds from issuance of long-term debt	1,952,100	1,451,500	5,889,000
Repayments of long-term debt	(3,346,700)	(3,071,800)	(1,518,400)

Net cash provided by financing activities	30,106,400	26,404,100	4,385,600

Effect of exchange rate changes on cash	(40,700)	(42,300)	(48,000)

Net increase (decrease) in cash and cash equivalents	1,993,600	1,854,500	(1,057,200)
Cash and cash equivalents
Beginning of year	6,308,100	4,453,600	5,510,800

End of year	$8,301,700	$6,308,100	$4,453,600

Supplemental schedule of cash flow information
Interest paid	$356,600	$570,600	$474,600
Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	(73,600)	6,600	(104,700)
Conversion of debt to common stock	1,007,400	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	74,514,000	—	—
Issuance of stock warrants related to note payable	—	—	304,000

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Stock-Based Compensation	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balances at December 31, 2001	4,312,951	46,501,800	1,444,031	300	14,849,400	(41,405,100)	(2,465,200)	381,000	(28,639,600)	$(14,331,200)

Issuance of common stock from exercise of stock options	—	—	10,888	—	15,000	—	—	—	15,000
Issuance of preferred stock warrants in connection with debt financing	—	—	—	—	304,000	—	—	—	304,000
Net loss	—	—	—	—	—	(12,868,200)	—	—	(12,868,200)	$(12,868,200)
Noncash compensation related to stock options granted	—	—	—	—	(122,700)	—	1,285,300	—	1,162,600
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	—	(104,700)	(104,700)	(104,700)
Cumulative translation adjustment	—	—	—	—	—	—	—	40,900	40,900	40,900

Balances at December 31, 2002	4,312,951	46,501,800	1,454,919	300	15,045,700	(54,273,300)	(1,179,900)	317,200	(40,090,000)	$(12,932,000)

Issuance of Series F preferred stock at $5.40 per share, net of issuance costs	5,212,962	28,004,700	—	—	—	—	—	—	—
Issuance of Series E preferred stock in connection with Series F offering	375,000	7,500	—	—	(7,500)	—	—	—	(7,500)
Issuance of common stock from exercise of stock options	—	—	7,143	—	19,700	—	—	—	19,700
Net loss	—	—	—	—	—	(14,092,600)	—	—	(14,092,600)	$(14,092,600)
Noncash compensation related to stock options granted	—	—	—	—	3,135,700	—	(1,743,200)	—	1,392,500
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	—	6,600	6,600	6,600
Cumulative translation adjustment	—	—	—	—	—	—	—	100,300	100,300	100,300

Balances at December 31, 2003	9,900,913	$74,514,000	1,462,062	$300	$18,193,600	$(68,365,900)	$(2,923,100)	$424,100	$(52,671,000)	$(13,985,700)

Issuance of common stock in initial public offering, net of issuance costs	—	—	5,000,000	500	31,088,200	—	—	—	31,088,700
Conversion of preferred stock to common stock	(9,900,913)	(74,514,000)	9,900,913	900	74,513,100	—	—	—	74,514,000
Issuance of common stock from conversion of debt	—	—	143,914	—	1,007,400	—	—	—	1,007,400
Issuance of common stock from exercise of stock options	—	—	397,569	—	305,600	—	—	—	305,600
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	18,392	—	106,700	—	—	—	106,700
Net loss	—	—	—	—	—	(25,917,100)	—	—	(25,917,100)	$(25,917,100)
Noncash compensation related to stock options granted	—	—	—	—	1,540,500	—	815,300	—	2,355,800
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	—	(73,600)	(73,600)	(73,600)
Cumulative translation adjustment	—	—	—	—	—	—	—	(36,100)	(36,100)	(36,100)

Balances at December 31, 2004	—	$—	16,922,850	$1,700	$126,755,100	$(94,283,000)	$(2,107,800)	$314,400	$30,680,400	$(26,026,800)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

ACADIA Pharmaceuticals Inc. (the “Company”), was originally incorporated in Vermont on July 16, 1993 as Receptor Technologies, Inc. The Company reincorporated in Delaware in 1997. ACADIA is focused on the discovery and development of small molecule drugs for the treatment of central nervous system disorders. ACADIA Pharmaceuticals A/S, a wholly owned subsidiary of the Company based near Copenhagen, Denmark, was established in 1997 to conduct the Company’s chemistry research operations.

The Company has not been profitable and has generated substantial operating losses since its inception. The Company’s operations are subject to certain risks and uncertainties, including those associated with the history of operating losses and risk of continued losses, early stage of development, dependence on the outcome of clinical trials, and dependence on regulatory approval to sell products. At December 31, 2004, the Company’s accumulated losses were approximately $94.3 million. The Company expects to increase its operating expenses over the next several years as it expands its research and development activities. Accordingly, the Company will require additional financing in the future to fund its operations. The Company does not know whether additional financing will be available when needed, or if it will be available on favorable terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of opportunities, develop drug candidates and technologies or otherwise respond to competitive pressures could be significantly limited.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these financial statements are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and ACADIA Pharmaceuticals A/S, its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date at the date of purchase of three months or less to be cash equivalents.

Investment Securities

Investment securities are considered to be available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ equity (deficit). The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts payable and accrued expenses included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for investment securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments. Based on borrowing rates currently available to the Company, the carrying value of the equipment financing lines approximate fair value.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives (generally three to ten years) using the straight line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight line method. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

Revenues

The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectibility is reasonably assured. The Company’s revenues are primarily related to its collaboration agreements, and such agreements provide for various types of payments to the Company, including research funding, upfront payments, future milestone payments, and royalties.

Upfront, nonrefundable payments under collaboration agreements are recognized ratably over the term of the agreement. Payments for research funding are recognized as revenues as the related research activities are performed. The Company’s collaborations do not require scientific achievement as a performance obligation, and amounts received under the agreements are nonrefundable. Revenues from nonrefundable milestones are recognized when earned, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company does not have ongoing performance obligations. Any amounts received under the agreements in advance of performance are recorded as deferred revenue. Revenues from licenses of our technology are generally recognized at the inception of the license term. When arrangements contain extended payment terms, revenues are recognized upon the receipt of the payment. None of the revenues recognized to date are refundable even if the related research activities are not successful.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs include costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials and this cost is recognized over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. The Company determines the total cost of a given study based on the terms of the related contract. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial and the invoices received from its external service providers. As actual costs become known, the Company adjusts its accruals. Certain research and development projects are funded under agreements with collaboration partners, and the costs related to these activities are included in research and development expense. The charges to collaboration partners are based upon negotiated rates for full-time equivalent scientists of the Company, and such rates are intended to approximate the Company’s anticipated cost.

Concentrations of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk principally consist of cash, cash equivalents and investment securities. The Company invests its excess cash primarily in marketable debt securities of government agencies, corporations and financial institutions with strong credit ratings. The Company has adopted an investment policy that includes guidelines relative to diversification and maturities to maintain safety and liquidity.

During the years ended December 31, 2004, 2003 and 2002, revenue from two customers comprised 100 percent, 99 percent and 88 percent of revenues, respectively, of which 98 percent, 67 percent and 58 percent, respectively, were from Allergan, a related party. At December 31, 2004 and 2003, deferred revenue from Allergan was $1,320,300 and $1,320,000, respectively.

Foreign Currency Translation

The functional currency of ACADIA Pharmaceuticals A/S is the local currency. Accordingly, assets and liabilities of this entity are translated at the current exchange rate at the balance sheet date and historical rates for equity. Revenue and expense components are translated at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of stockholders’ equity (deficit). At December 31, 2004 and 2003, the balance within accumulated and other comprehensive income from foreign currency translation was $380,300 and $416,400, respectively. Other foreign currency transaction gains and losses are included in the results of operations and, to date, have not been significant.

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

Pro forma information regarding net income (loss) has been determined as if the Company had accounted for its employee stock options and its employee stock purchase plan under the fair value methodology.

The value of each employee stock option granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. Prior to the initial public trading of the Company’s stock on May 27, 2004, the value of each employee stock option grant was estimated on the date of grant using the minimum value method. Under the minimum value method, a volatility factor of 0.0 percent is assumed. The following assumptions were used for the employee stock purchase plan, which became effective on May 26, 2004: dividend yield of 0.0 percent; volatility of 50.0 percent; risk-free interest rate of 3.0 percent; and expected life (in years) of 0.5. The weighted average fair value of employee stock purchase rights granted during the year ended December 31, 2004 was approximately $2.01. The following weighted average assumptions were used for employee stock options:

	Year ended December 31,
	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Volatility	70.0%	0.0%	0.0%
Risk-free interest rate	3.0%	3.0%	6.0%
Expected life (in years)	5	5	5

Pro forma information follows for the periods:

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(25,917,100)	$(14,092,600)	$(12,868,200)
Add: Total stock-based employee compensation costs included in the determination of net loss	2,306,000	1,306,400	1,252,800
Deduct: Total stock-based employee compensation costs that would have been included in net loss if the fair value method had been applied	(2,673,500)	(1,460,300)	(1,454,600)

Pro forma net loss	$(26,284,600)	$(14,246,500)	$(13,070,000)
Participation of preferred stock	(8,641,100)	(12,413,000)	(9,773,700)

Pro forma net loss available to common stockholders	$(17,643,500)	$(1,833,500)	$(3,296,300)

Actual net loss per common share, basic and diluted	$(1.67)	$(1.24)	$(2.24)
Pro forma net loss per common share, basic and diluted	$(1.70)	$(1.26)	$(2.27)
Pro forma net loss available to participating preferred stockholders	$(8,641,100)	$(12,413,000)	$(9,773,700)

Actual net loss per participating preferred share, basic and diluted	$(0.87)	$(1.46)	$(2.23)
Pro forma net loss per participating preferred share, basic and diluted	$(0.87)	$(1.48)	$(2.27)

Income Taxes

Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and income tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Deferred income tax expense or benefit represents the net change during the year in the deferred income tax asset or liability. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Long Lived Assets

The Company assesses potential impairments to its long lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. No such impairment losses have been recorded by the Company.

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Accordingly, in addition to reporting net income (loss) under the current rules, the Company is required to display the impact of any fluctuations in its foreign currency translation adjustments and any unrealized gains or losses on its investment securities as components of comprehensive income (loss) and to display an amount representing total comprehensive income (loss) for each period.

Net Income (Loss) Per Common Share

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

The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. The total number of potential common shares excluded from the calculation of diluted net loss per common share, prior to application of the treasury stock method for options and warrants, was 1,992,222, 1,546,148 and 1,003,060 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company computes its net income (loss) per share using the two-class method; therefore, the Company’s income (loss) is allocated between the common stockholders and the preferred stockholders based on their respective rights to share in dividends. For the years ended December 31, 2003 and 2002, the method by which the Company allocated net income (loss) to the preferred stock was based on the number of preferred shares outstanding compared to the total combined preferred and common shares outstanding at the end of the year. The remaining net income (loss) was allocated to common stockholders. The amounts allocated to each class were then divided by the weighted average number of shares of each class outstanding during the year to determine income (loss) per share. Upon the closing of the Company’s initial public offering on June 2, 2004, all outstanding preferred stock was reclassified or converted into common stock. For the year ended December 31, 2004, the Company allocated net income (loss) through the date of the initial public offering to the preferred stock based on the number of preferred shares outstanding as of June 2, 2004 compared to the total combined preferred and common shares outstanding as of that date. The remaining income (loss) for this period was allocated to the common stock, along with any income (loss) for the remainder of the year. The amount allocated to the common stock was divided by the weighted average number of common shares outstanding during 2004 to determine income (loss) per common share. The amount allocated to the preferred stock for 2004 was divided by the weighted average number of preferred shares outstanding from the beginning of the year through June 2, 2004, when all of the shares of preferred stock were reclassified or converted into common stock, to calculate income (loss) per preferred share through the date of the initial public offering.

The basic and diluted net loss per common share amounts for the year ended December 31, 2004, presented in the consolidated statements of operations, include the effect, on a weighted average basis, of the 5.0 million shares of common stock issued in the Company’s initial public offering that closed on June 2, 2004 and the approximately 9.9 million shares of common stock issued upon conversion or reclassification of the Company’s preferred stock in conjunction with the closing of the initial public offering.

The following table presents the calculation of net loss per share:

	Year ended December 31,
	2004	2003	2002
Net loss	$(25,917,100)	$(14,092,600)	$(12,868,200)
Participation of preferred stock	(8,586,500)	(12,279,300)	(9,622,200)

Net loss available to common stockholders	(17,330,600)	(1,813,300)	(3,246,000)

Basic and diluted net loss per common share	$(1.67)	$(1.24)	$(2.24)

Weighted-average shares used in computing net loss per common share, basic and diluted	10,353,351	1,459,214	1,452,005

Net loss available to participating preferred stockholders	$(8,586,500)	$(12,279,300)	$(9,622,200)

Basic and diluted net loss per participating preferred share	$(0.87)	$(1.46)	$(2.23)

Weighted average shares used in computing net loss per participating preferred share, basic and diluted(1)	9,900,913	8,411,329	4,312,951

(1)	Weighted average shares used for the year-ended December 31, 2004, was the number of shares outstanding as of the closing of the Company’s initial public offering on June 2, 2004.

Shares used in calculating basic and diluted net loss per common share above exclude these potential common shares:

	Year Ended December 31,
	2004	2003	2002
Antidilutive options to purchase common stock	1,747,649	1,472,075	959,851
Antidilutive warrants to purchase common stock	74,073	74,073	43,209
Restricted vesting common stock	170,500	—	—

	1,992,222	1,546,148	1,003,060

Warrants to purchase common stock represented the right to purchase preferred stock prior to the completion of the Company’s initial public offering which closed on June 2, 2004.

Segment Reporting

Management has determined that the Company operates in one business segment. All revenues for the years ended December 31, 2004 and 2003 were generated in the United States. Information regarding long-lived assets by geographic area is as follows:

	December 31,
	2004	2003
United States	$1,364,500	$1,660,300
Denmark	1,182,400	1,760,500

Total	$2,546,900	$3,420,800

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement will be effective beginning with the Company’s third quarter of 2005. The Company is currently evaluating the requirements of SFAS 123(R) and has not yet fully determined the impact on its consolidated financial statements.

In March 2004, the FASB issued EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-01”), which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September, 2004 the FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once the final guidance is issued.

3. Investment Securities

Investment securities are comprised entirely of marketable debt securities of corporations and financial institutions. The fair value of available-for-sale securities by contractual maturity is as follows:

	December 31,
	2004	2003
Corporate securities due within one year	$25,554,800	$15,522,300
Corporate securities due after one year	2,070,900	5,383,600

	$27,625,700	$20,905,900

The fair value of investment securities at December 31, 2004 was lower than historical cost and, therefore, an unrealized loss of $65,900 is included in accumulated other comprehensive income in stockholders’ equity. The fair value of investment securities at December 31, 2003 was higher than historical cost, thus an unrealized gain of $7,700 is included in accumulated other comprehensive income in stockholders’ deficit.

4. Balance Sheet Components

Property and equipment, net consist of:

	Estimated Useful Lives (Years)	December 31,
		2004	2003
Machinery and equipment	5	$5,735,400	$5,146,500
Computers and software	3	2,463,300	2,258,700
Furniture and fixtures	3–10	137,700	130,500
Leasehold improvements	life of lease	2,608,200	2,445,300

		10,944,600	9,981,000
Accumulated depreciation and amortization		(8,397,700)	(6,864,000)

		$2,546,900	$3,117,000

Depreciation and amortization of property and equipment was $1,246,900, $1,209,200 and $1,294,200 for the years ended December 31, 2004, 2003 and 2002, respectively.

Accrued expenses consist of:

	December 31,
	2004	2003
Accrued compensation and benefits	$1,822,700	$1,181,700
Accrued clinical and research services	1,012,700	536,800
Accrued professional fees	551,500	155,500
Other	294,200	256,900

	$3,681,100	$2,130,900

5. Long-Term Debt

The Company has entered into equipment financing agreements that were used by the Company to finance $6.7 million of capital expenditures. The agreements provide for equal monthly installments to be paid over a three to four year period, with interest at rates ranging from 7.93 percent to 9.58 percent per annum. Outstanding borrowings under these agreements are collateralized by the related equipment. At December 31, 2004 and 2003, the Company had $1,970,100 and $2,260,200, respectively, in outstanding borrowings under these agreements. The Company was in compliance with certain required financial covenants and conditions at December 31, 2004 and 2003.

In May 2002, the Company issued a secured promissory note for $5,000,000. At December 31, 2004 and 2003, the Company had balances of $560,400 and $2,606,100, respectively, outstanding under this promissory note. The note payable accrues interest at a rate of 10.73 percent with monthly interest only payments through August 2002, followed by monthly principal and interest payments through March 2005. The note payable is collateralized by substantially all personal property of the Company, excluding its intellectual property. In connection with the note payable, the Company issued to the lender warrants to purchase shares of its convertible preferred stock, which are now exercisable for shares of the Company’s common stock. The fair value of the warrant was deducted from the total proceeds resulting in a debt discount of $304,000 (Note 7), which is being amortized to interest expense over the term of the note payable.

At December 31, 2004, future payments under the Company’s long-term debt are as follows:

Years Ending
2005	$1,486,400
2006	674,900
2007	312,500
2008	58,400

2,532,200
Less: Unamortized discount	(1,800)
Less: Current portion	(1,486,400)

Long-term portion	$1,044,000

6. Collaborative Research and Licensing Agreements

In March 2003, the Company entered into a three year collaboration agreement with Allergan, Inc. to discover, develop and commercialize new therapeutics predominantly for ophthalmic indications. Under the agreement, Allergan will have the exclusive right to license chemistry and related assets for up to three drug targets. The Company received an upfront payment and is entitled to receive research funding and additional fees over the three-year term. The Company is also eligible to receive license fees and milestone payments as well as royalties on future product sales worldwide, if any. Revenue recognized under this agreement during the years ended December 31, 2004 and 2003 totaled $3.9 million and $2.7 million, respectively.

In July 1999, the Company entered into a collaboration agreement with Allergan to discover, develop and commercialize drugs for glaucoma based on the Company’s compounds. Under the agreement, the Company provided its drug discovery expertise to enable the selection by Allergan of a drug candidate for development and commercialization. Allergan was granted worldwide rights to products based on this compound for the treatment of ocular disease. As of December 31, 2004, the Company had received an aggregate of $8.7 million in payments under the agreement, consisting of upfront fees, research and development funding and milestone payments. In addition, the Company is eligible to receive additional milestone payments as well as royalties on future product sales worldwide, if any. Revenue recognized under this agreement totaled $165,000, $1.8 million and $1.9 million during the years ended December 31, 2004, 2003 and 2002, respectively.

In September 1997, the Company entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for neuropathic pain and ophthalmic indications. This agreement was subsequently amended in conjunction with the execution of the March 2003 collaboration agreement and provides for the continued development of drug candidates for one target area. Pursuant to the 1997 agreement, the Company granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. In exchange, the Company received an aggregate of $9.5 million in research funding and milestone payments through December 31, 2004. The Company is also eligible to receive additional milestone payments as well as royalties on future worldwide sales of products, if any. Revenue recognized under this agreement totaled $500,000, $463,100 and $1.7 million during the years ended December 31, 2004, 2003 and 2002, respectively. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in the Company.

In May 2004, the Company entered into a development agreement with The Stanley Medical Research Institute, or SMRI. The development term is for three years and may be extended for additional one-year periods by written agreement of the parties. Under this agreement, the Company is entitled to receive up to $5 million in funding to support the further development of one of the Company’s drug candidates for the treatment of schizophrenia. Assuming the successful development and commercialization of this drug candidate, the Company is required to pay to SMRI royalties on product sales up to a specified level. SMRI may terminate this agreement in selected instances, including if the Company enters into a strategic alliance covering the drug candidate or does not reasonably progress its development. Upon signing this agreement, the Company also received $1 million from SMRI in exchange for a convertible promissory note issued to SMRI bearing interest at 9% per annum (the “SMRI Note”). Upon the closing of the Company’s initial public offering on June 2, 2004, the SMRI Note and accrued interest automatically converted into 143,914 shares of the Company’s common stock at the initial public offering price of $7.00 per share. As of December 31, 2004, no revenues have been recognized under this development agreement.

In July 2002, the Company entered into an agreement with Aventis under which the Company granted Aventis a license to utilize certain of the Company’s technology for a specified use. The agreement provided for an initial payment and annual payments thereafter. The agreement terminates upon expiration of the Company’s patent underlying the licensed technology. Revenue recognized under this agreement totaled $75,000, $50,000 and $500,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

In December 2001, the Company entered into a collaboration agreement with Amgen to discover novel small molecule drugs using the Company’s proprietary drug discovery platform. The Company received aggregate payments of $4.3 million under the agreement through December 31, 2003, at which time the research term was completed. Revenue recognized under this agreement totaled $2.4 million and $1.9 million during the years ended December 31, 2003 and 2002, respectively.

7. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Reverse Stock Split

On May 25, 2004, the Company effected a 1-for-2 reverse stock split of the outstanding preferred stock and common stock. The accompanying financial statements give retroactive effect to the 1-for-2 reverse stock split for all periods presented.

Initial Public Offering

On June 2, 2004, the Company completed the initial public offering of 5.0 million shares of its common stock for proceeds of $31.1 million, net of underwriting discounts and commissions and offering expenses.

Convertible Preferred Stock

Each outstanding share of the Company’s Series A, B, D, E and F preferred stock was reclassified and each share of the Company’s Series C preferred stock was converted into one share of its common stock upon the closing of the initial public offering on June 2, 2004.

A summary of the Company’s preferred stock as of December 31, 2003 is as follows:

	Shares Authorized	Shares Issued and Outstanding
Series A	2,372,548	1,186,271
Series B	738,384	369,190
Series C	1,000,000	500,000
Series D	1,908,135	790,826
Series E	4,000,000	1,841,664
Series F	11,150,000	5,212,962

	21,169,067	9,900,913

Prior to the reclassification or conversion of the Company’s preferred stock upon the completion of its initial public offering, the holders of the preferred stock had rights and preferences with respect to conversion, voting, dividends, liquidation and rights of first refusal, among other things. Other than registration rights with respect to the common shares now held by the preferred stockholders, all rights and preferences relating to the preferred stock under the Company’s Certificate of Incorporation expired upon the reclassification or conversion into common stock and other rights of the preferred stock terminated upon the closing of the initial public offering on June 2, 2004. The preferred stock was considered mezzanine equity for presentation in the December 31, 2003 consolidated balance sheet.

Warrants

At December 31, 2004, the Company had outstanding warrants to purchase an aggregate of 74,073 shares of its common stock. Each of the warrants has an exercise price of $8.10 per share and expires in May 2012. The warrants were issued in connection with a secured promissory note in 2002 (Note 5). The fair value of the warrants at the time of grant was determined by management to be $304,000 based upon the application of the Black-Scholes option pricing model using the following assumptions: contractual life of ten years, risk free interest rate of 4.9%, volatility of 80% and expected dividend yield of zero. The fair value of the warrants was recorded as a debt discount.

Stock Option Plans

The 1997 stock option plan (the “1997 Plan”), as amended, provided for the grant of incentive stock options and nonqualified stock options to employees, officers, directors, consultants and advisors of the Company representing the right to purchase up to an aggregate of 3,080,000 shares of common stock. The exercise price of each option grant was set at the fair market value for the Company’s common stock as determined by the Company’s Board of Directors and each option’s maximum term was ten years. Options granted under the 1997 Plan generally vest over a four-year period. The 1997 Plan permitted grants to certain employees allowing those employees to early exercise their options for restricted shares of the Company’s common stock that were subject to the original vesting terms of the option. Restricted shares are generally subject to a repurchase option in favor of the Company that is exercisable upon termination of the employment of the optionee at an amount per share equal to the purchase price of the restricted shares. For financial reporting purposes, these options are not considered exercised until the repurchase feature lapses. Therefore, the amount of cash received by the Company for the purchase of restricted shares is included as a liability until the repurchase feature lapses. Furthermore, for financial reporting purposes restricted shares subject to repurchase are excluded from the calculation of basic earnings per share (and only included in the computation of diluted earnings per share to the extent their effect is dilutive). No restricted shares subject to repurchase were outstanding prior to January 2004. At December 31, 2004, 143,720 restricted shares were subject to repurchase by the Company and $159,400 was recorded as an accrued expense. Upon the closing of the initial public offering on June 2, 2004, all shares that remained eligible for grant under the 1997 Plan were transferred to the 2004 Equity Incentive Plan. Therefore, at December 31, 2004, no shares remain available for new grants under the 1997 Plan but shares may still be issued thereunder upon the exercise of options granted prior to the closing of the initial public offering on June 2, 2004.

The 2004 Equity Incentive Plan (the “2004 Plan”) was approved by the stockholders in May 2004 and became effective upon the closing of the initial public offering on June 2, 2004. The 2004 Plan permits the grant of options to directors, officers, other employees and consultants. In addition, the 2004 Plan permits the grant of stock bonuses, rights to purchase restricted stock, stock and other stock awards. The number of shares authorized for issuance under the 2004 Plan is 945,233 shares of common stock, which includes the 745,233 shares that remained eligible for grant under the 1997 Plan at June 2, 2004, the date of the closing of the Company’s initial public offering. The 2004 Plan share reserve may also be increased by the number of shares, if any, that would otherwise have reverted to the 1997 Plan reserve after June 2, 2004. The 2004 Plan includes an “evergreen” provision providing that an additional number of shares will automatically be added to the shares authorized for issuance at each annual meeting of stockholders for a period of five years beginning in 2005. At December 31, 2004, 796,467 shares of common stock were available for new grants under the 2004 Plan.

Stock option transactions under the 1997 Plan and 2004 Plan during the years ended December 31, 2004, 2003 and 2002 are presented below:

	Number of Shares	Weighted- Average Exercise Prices
Balance at December 31, 2001	899,712	$2.83
Granted	193,000	$2.83
Exercised	(10,888)	$1.38
Canceled/forfeited	(62,718)	$1.96

Balance at December 31, 2002	1,019,106	$2.78
Granted	876,625	$1.08
Exercised	(7,143)	$2.76
Canceled/forfeited	(34,500)	$3.80

Balance at December 31, 2003	1,854,088	$1.95
Granted	361,873	$4.15
Exercised	(397,569)	$1.17
Canceled/forfeited	(44,517)	$3.70

Balance at December 31, 2004	1,773,875	$2.52

At December 31, 2004, 2003 and 2002 there were 1,421,514, 1,573,872 and 708,754 options exercisable, respectively. Were these options to have been exercised, 473,530, 822,241 and 110,000 shares would have been subject to repurchase by the Company at December 31, 2004, 2003 and 2002, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.02–$0.50	49,312	2.2	$0.25	49,312	$0.25
$0.80–$1.20	749,949	7.9	$1.09	626,121	$1.10
$1.50–$2.00	512,388	6.5	$1.78	483,638	$1.79
$3.00–$4.00	160,895	6.1	$3.81	153,639	$3.81
$5.60–$6.81	186,000	9.8	$6.38	23,625	$6.10
$8.00	115,331	6.9	$8.00	85,179	$8.00

	1,773,875			1,421,514

The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was approximately $7.34, $3.80 and $2.44, respectively.

During the years ended December 31, 2004 and 2003, in connection with the grant of various stock options to employees, the Company recorded unearned stock-based compensation, net of forfeitures, of $1,478,400 and $3,049,600, respectively, representing the difference between the exercise price and the estimated market value of the Company’s common stock on the date such stock options were granted. Unearned stock-based compensation is included as a component of stockholders’ deficit and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. During the years ended December 31, 2004, 2003 and 2002, the Company recorded amortization of unearned stock-based compensation expense of $2,306,000, $1,306,400 and $1,252,800, respectively.

During the years ended December 31, 2004, 2003 and 2002, in connection with the grant of stock options to consultants, the Company recorded expense of $49,800, $86,100 and a credit of $90,200, respectively. For purposes of determining this compensation expense, the fair value of each option grant is estimated on the measurement date using the Black-Scholes option pricing model with the following assumptions used for each of the years ended December 31, 2004, 2003 and 2002: dividend yield of 0.0 percent; volatility of 100 percent; and contractual life of ten years for all periods. Risk free interest rates of 4 percent, 4 percent and 6 percent were assumed for the years ended December 31, 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) was approved by the stockholders in May 2004 and became effective upon the closing of the initial public offering on June 2, 2004. A total of 125,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan includes an “evergreen” provision providing that an additional number of shares will automatically be added to the shares authorized for issuance at each annual meeting of stockholders for a period of ten years beginning in 2005. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15% of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the year ended December 31, 2004, 18,392 shares of common stock were issued under the Purchase Plan.

Common Stock Reserved For Future Issuance

At December 31, 2004, 1,773,875 and 74,073 shares of common stock were reserved for issuance upon the exercise of stock options and warrants, respectively.

8. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation. The Company’s total contributions to the 401(k) Plan were $219,600, $204,700, $214,100, for the years ended December 31, 2004, 2003 and 2002, respectively.

9. Income Taxes

At December 31, 2004, the Company had both federal and state net operating loss carryforwards of approximately $70,600,000 and $14,700,000, respectively, which will begin to expire in 2013 and 2007, respectively. The Company has $1,650,000 of federal research and development credit carryforwards that will begin to expire in 2012. In addition, the Company has $1,749,000 of state research and development credit carryforwards that have no expiration date. The Company also has foreign net operating loss carryforwards of approximately $4,900,000 that will begin to expire in 2005. In certain circumstances, as specified in the Code, an ownership change of fifty percent or more by certain combinations of the Company’s stockholders during any three-year period could result in an annual limitation on the Company’s ability to utilize portions of the domestic net operating loss and research and development credit carryforwards.

The components of the deferred tax asset are as follows:

	2004	2003
Net operating loss carryforwards	$26,326,700	$18,280,700
Research and development credit carryforwards	3,065,600	2,609,100
Purchased intellectual property	1,054,000	1,141,900
Property and equipment	1,473,200	1,109,200
Capitalized research and development	2,861,300	1,631,100
Other	1,060,000	537,100

	35,840,800	25,309,100
Valuation allowance	(35,840,800)	(25,309,100)

	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	2004	2003	2002
Amounts computed at statutory federal rate	$(8,811,600)	$(4,791,200)	$(4,375,300)
Permanent Differences	534,000	473,400	456,600
Federal research and development credits	(429,600)	(254,100)	(261,900)
Change in valuation allowance of deferred tax assets	10,562,100	5,650,300	4,833,700
State taxes	(1,724,200)	(1,011,600)	(762,700)
Foreign tax rate difference	(8,700)	(14,800)	(4,600)
Other	(122,000)	(52,000)	114,200

	$—	$—	$—

10. Commitments and Contingencies

The Company and its subsidiary lease office/laboratory facilities and certain equipment under noncancelable operating leases that expire at various dates through May 2015. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.

Future minimum payment obligations under noncancelable operating lease arrangements are as follows at December 31, 2004:

Years Ending
2005	$1,672,800
2006	965,000
2007	962,500
2008	946,900
Thereafter	6,075,700

$10,622,900

Rent expense was $1,449,300, $1,189,100 and $1,128,800 for the years ended December 31, 2004, 2003 and 2002, respectively. Facility operating leases contain escalation clauses. The Company recognized rent expense on a straight-line basis over the lease term.

The Company is party to a civil action brought by a former employee whose employment was terminated by the Company. The Company believes that this lawsuit is without merit and intends to vigorously defend itself. While the amount of damages sought has not been specified, it is the opinion of the Company, after consultation with its outside legal counsel regarding the claims specified in the complaint, that the resolution of this matter will not have a material impact on the Company’s business, results of operations, or financial condition. However, as with most litigation, the ultimate resolution of this matter is subject to uncertainties.

11. Subsequent Event (Unaudited)

On January 10, 2005, the Company entered into a collaboration agreement with Sepracor Inc. (“Sepracor”) for the development of new drug candidates targeted toward the treatment of central nervous system disorders. The agreement also includes an option to select a preclinical compound from the Company for use in combination with LUNESTA, Sepracor’s insomnia drug, for sleep-related indications. In connection with this collaboration, Sepracor purchased 1,077,029 shares of the Company’s common stock for $10 million, a price of approximately $9.28 per share, representing a 40% premium to the 30-day trailing average closing price. Sepracor also agreed to purchase up to $10 million of ACADIA common stock at a 25 percent premium to the 30-day trailing average closing price on the one-year anniversary date of the collaboration, subject to customary closing conditions. These stock purchases, in the aggregate, shall not exceed 19.99 percent of the Company’s outstanding common stock after giving effect to the second purchase. The Company will receive research funding from Sepracor over a three-year term and, if certain conditions are met, is eligible to receive milestone payments as well as royalties on future product sales worldwide, if any.

12. Selected Quarterly Financial Data (Unaudited)

2004	March 31,	June 30,	September 30,	December 31,
Revenues
Collaborative revenues - related party	$923,900	$1,015,700	$1,506,300	$1,083,400
Other research revenues		—	75,000	—

Operating Expenses
Research and development*	5,749,300	5,406,600	5,923,200	6,374,900
General and administrative*	911,400	879,900	1,311,000	1,787,500
Stock-based compensation	695,200	614,500	669,600	376,500

Net loss	(6,481,200)	(5,886,500)	(6,214,500)	(7,334,900)
Participation of preferred stock	(5,615,900)	(3,109,900)	—	—
Net loss available to common stockholders	$(865,300)	$(2,776,600)	$(6,214,500)	$(7,334,900)
Net loss per common share, basic and diluted	$(0.58)	$(0.42)	$(0.37)	$(0.44)
Net loss available to participating preferred stockholders	(5,615,900)	$(3,109,900)	$—	$—
Net loss per participating preferred share, basic and diluted	$(0.57)	$(0.31)	$—	$—

2003	March 31,	June 30,	September 30,	December 31,
Revenues
Collaborative revenues - related party	$978,000	$1,352,100	$1,249,900	$1,372,700
Other research revenues	871,600	929,200	425,000	199,900

Operating Expenses
Research and development*	4,130,700	4,323,600	3,989,400	4,491,300
General and administrative*	746,200	643,600	642,500	758,600
Stock-based compensation	225,000	218,000	358,500	591,000

Net loss	(3,410,400)	(2,976,600)	(3,376,400)	(4,329,200)
Participation of preferred stock	(2,949,900)	(2,594,400)	(2,942,700)	(3,772,200)
Net loss available to common stockholders	$(460,500)	$(382,200)	$(433,700)	$(557,000)
Net loss per common share, basic and diluted	$(0.32)	$(0.26)	$(0.30)	$(0.38)
Net loss available to participating preferred stockholders	$(2,949,900)	$(2,594,400)	$(2,942,700)	$(3,772,200)
Net loss per participating preferred share, basic and diluted	$(0.49)	$(0.27)	$(0.30)	$(0.38)

*	Excludes stock-based compensation

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrants to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-113137).

10.1	Amended and Restated Stockholders Agreement, dated March 27, 2003, by and among Registrant and the stockholders named therein (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-113137).

10.2[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.3[a]	1997 Stock Option Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-113137).

10.4	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.5[a]	2004 Employee Stock Purchase Plan and initial offering thereunder (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-113137).

10.6[a]	401(k) Plan (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-113137).

10.7[a]	Employment Letter Agreement, dated December 21, 1998, between the Registrant and Uli Hacksell, Ph.D. (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-52492).

10.8[a]	Employment Agreement, dated January 31, 1997, between the Registrant and Mark R. Brann, Ph.D. (incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-52492).

10.9[a]	Employment Letter Agreement, dated March 4, 1998, between the Registrant and Thomas H. Aasen (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-52492).

10.10[a]	Employment Letter Agreement, dated February 1, 2001, between the Registrant and Robert E. Davis, Ph.D. (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-113137).

10.11[a]	Employment Contract, dated November 21, 2000, between the Registrant and Bo-Ragnar Tolf, Ph.D. (incorporated by reference to Exhibit 10.11 to Registration Statement No. 333-113137).

10.12[a]	Description of Outside Director Compensation Program.

10.13[b]	Collaborative Research, Development and License Agreement, dated September 24, 1997, by and among the Registrant, Allergan, Inc. and Vision Pharmaceuticals L.P. (now Allergan Sales, Inc.) (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-113137).

10.14[b]	Amendment to Collaboration Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-113137).

10.15[b]	Collaborative Research, Development and License Agreement, dated July 26, 1999, by and among the Registrant and Allergan, Inc., Allergan Pharmaceuticals (Ireland) Limited, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-113137).

1

10.16[b]	Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-113137).

10.17	Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-52492).

10.18	Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant. (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.19[b]	Development Agreement, dated May 3, 2004, between the Registrant and The Stanley Medical Research Institute (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-113137).

10.20	General Agreement, dated April 22, 2004, between the Registrant and Medeon Fastigheter AB (incorporated by reference to Exhibit 10.19 to Registration Statement No. 333-113137).

10.21[c]	License, Option and Collaboration Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.22[c]	Common Stock Purchase Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.23[c]	Registration Rights Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.24[a]	Description of Executive Officer Annual Incentive Cash Compensation Program.

21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement No. 333-113137).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 49).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[a]	Indicates management contract or compensatory plan or arrangement.
[b]	We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933.
[c]	We have applied for confidential treatment of certain provisions of this exhibit with the SEC. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the SEC pursuant to our request for confidential treatment.

2