Form 10-Q
period 2005-03-31
ACADIA PHARMACEUTICALS INC
filed 2005-05-13
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on April 29, 2005:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	23,350,818

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004(1)
Assets
Cash and cash equivalents	$11,235,900	$8,301,700
Investment securities, available-for-sale	30,410,200	27,625,700
Prepaid expenses and other current assets	2,006,500	1,890,700

Total current assets	43,652,600	37,818,100
Property and equipment, net	2,271,700	2,546,900

	$45,924,300	$40,365,000

Liabilities and Stockholders’ Equity
Accounts payable	$1,356,500	$2,152,800
Accrued expenses	3,656,600	3,681,100
Current portion of deferred revenue	5,834,600	1,320,300
Current portion of long-term debt	844,800	1,486,400

Total current liabilities	11,692,500	8,640,600

Long-term debt, less current portion	854,000	1,044,000

Deferred revenue, less current portion	1,007,200	—

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2005 and December 31, 2004; no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at March 31, 2005 and December 31, 2004; 18,055,047 shares and 16,922,850 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1,800	1,700
Additional paid-in capital	133,685,700	126,755,100
Accumulated deficit	(99,872,200)	(94,283,000)
Unearned stock-based compensation	(1,711,400)	(2,107,800)
Accumulated other comprehensive income	266,700	314,400

Total stockholders’ equity	32,370,600	30,680,400

	$45,924,300	$40,365,000

(1)	The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Collaborative revenues	$2,325,200	$923,900

Operating expenses
Research and development(1)	6,115,600	5,749,300
General and administrative(1)	1,638,600	911,400
Stock-based compensation	371,200	695,200

Total operating expenses	8,125,400	7,355,900

Loss from operations	(5,800,200)	(6,432,000)
Interest income	261,300	87,100
Interest expense	(50,300)	(136,300)

Net loss	$(5,589,200)	$(6,481,200)
Participation of preferred stock	—	(5,615,900)

Net loss available to common stockholders	(5,589,200)	(865,300)

Net loss per common share, basic and diluted	$(0.31)	$(0.58)

Weighted average common shares outstanding, basic and diluted	17,903,209	1,495,056

Net loss available to participating preferred stockholders	$—	$(5,615,900)

Net loss per participating preferred share, basic and diluted	$—	$(0.57)

Weighted average participating preferred shares outstanding, basic and diluted	—	9,900,913

(1) Excludes stock-based compensation as follows:

Research and development	$211,100	$406,800
General and administrative	160,100	288,400

	$371,200	$695,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(5,589,200)	$(6,481,200)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	306,000	334,600
Stock-based compensation	371,200	695,200
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(140,000)	(150,600)
Other assets	—	(627,200)
Accounts payable	(768,000)	1,017,100
Accrued expenses	30,700	308,600
Deferred revenue	5,521,500	1,000,300

Net cash used in operating activities	(267,800)	(3,903,200)

Cash flows from investing activities
Purchases of investment securities	(11,459,800)	242,100
Maturities of investment securities	8,643,000	2,550,000
Purchases of property and equipment	(91,000)	(41,800)

Net cash provided by (used in) investing activities	(2,907,800)	2,750,300

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	6,956,000	86,500
Repayments of long-term debt	(833,500)	(844,600)

Net cash provided by (used in) financing activities	6,122,500	(758,100)

Effect of exchange rate changes on cash	(12,700)	(29,200)

Net increase (decrease) in cash and cash equivalents	2,934,200	(1,940,200)
Cash and cash equivalents
Beginning of period	8,301,700	6,308,100

End of period	$11,235,900	$4,367,900

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	$(32,300)	$12,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiary, ACADIA Pharmaceuticals A/S, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form
10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Net Income (Loss) Per Share

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

For the period prior to the closing of the Company’s initial public offering, the Company computed its net income (loss) per common share using the two class method; therefore, the Company’s net income (loss) was allocated between the common stockholders and the preferred stockholders based on their respective rights to share in dividends. For the three months ended March 31, 2004, the method by which the Company allocated net income (loss) to the preferred stock was based on the number of preferred shares outstanding compared to the total combined preferred and common shares outstanding as of March 31, 2004. The remaining net income (loss) was allocated to common stockholders. Upon the closing of the Company’s initial public offering on June 2, 2004, all outstanding preferred stock was reclassified or converted into common stock. As there were no preferred shares outstanding during the three months ended March 31, 2005, the Company allocated net income (loss) solely to common stock.

The basic and diluted net loss per common share amounts for the three months ended March 31, 2005 presented in the statements of operations include the effect of the 5.0 million shares of common stock issued in the Company’s initial public offering that closed on June 2, 2004 and the approximately 9.9 million shares of common stock issued upon reclassification or conversion of the Company’s preferred stock in conjunction with the closing of the initial public offering, as well as the effect, on a weighted average basis, of the approximately 1.1 million shares of common stock issued by the Company in connection with a collaboration agreement with Sepracor Inc. (“Sepracor”) on January 10, 2005.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares:

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Antidilutive options to purchase common stock	1,938,759	1,766,833
Antidilutive warrants to purchase common stock	74,073	74,073
Restricted vesting common stock	125,206	137,702

	2,138,038	1,978,608

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

The value of each employee stock option granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. Prior to the initial public trading of the Company’s stock on May 27, 2004, the value of each employee stock option grant was estimated on the date of grant using the minimum value method. Under the minimum value method, a volatility factor of 0.0 percent is assumed. The following assumptions were used for the employee stock purchase plan, which became effective as of May 26, 2004: dividend yield of 0.0 percent; volatility of 50.0 percent; risk-free interest rate of 3.0 percent; and expected life in years of 0.5. The following weighted average assumptions were used for employee stock options:

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Dividend yield	0.0%	0.0%
Volatility	70.0%	0.0%
Risk-free interest rate	4.0%	3.0%
Expected life in years	5	5

Pro forma information follows for the periods:

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Net loss, as reported	$(5,589,200)	$(6,481,200)
Add: Total stock-based employee compensation costs included in the determination of net loss	360,200	630,100
Deduct: Total stock-based employee compensation costs that would have been included in net loss if the fair value method had been applied	(630,500)	(669,900)

Pro forma net loss	$(5,859,500)	$(6,521,000)
Participation of preferred stock	—	(5,650,400)

Pro forma net loss available to common stockholders	$(5,859,500)	$(870,600)

Actual net loss per common share, basic and diluted	$(0.31)	$(0.58)
Pro forma net loss per common share, basic and diluted	$(0.33)	$(0.58)
Pro forma net loss available to participating preferred stockholders	$—	$(5,650,400)

Actual net loss per participating preferred share, basic and diluted	$—	$(0.57)
Pro forma net loss per participating preferred share, basic and diluted	$—	$(0.57)

4. Comprehensive Loss

For the three months ended March 31, 2005 and 2004, comprehensive loss consisted of the following:

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Net loss	$(5,589,200)	$(6,481,200)
Unrealized gain (loss) on investment securities	(32,300)	12,400
Foreign currency translation loss	(15,400)	(57,300)

Total comprehensive loss	$(5,636,900)	$(6,526,100)

5. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three months ended March 31, 2005 and 2004 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated is as follows:

	March 31, 2005	December 31, 2004
	(unaudited)
United States	$1,267,000	$1,364,500
Denmark	1,004,700	1,182,400

Total	$2,271,700	$2,546,900

6. Collaboration Agreement With Sepracor Inc.

On January 10, 2005, the Company entered into a collaboration agreement with Sepracor for the development of new drug candidates targeted toward the treatment of central nervous system disorders. Under the agreement, the parties will investigate potential clinical candidates resulting from the Company’s preclinical muscarinic program. The Company will receive research funding from Sepracor over the three-year research term of the collaboration and, if certain conditions are met, is eligible to receive milestone payments as well as royalties on future product sales worldwide, if any. The agreement also includes an option to select a preclinical compound from the Company’s 5-HT2A program for use in combination with LUNESTA, Sepracor’s insomnia drug, for sleep-related indications. Should this option be exercised, the Company will be eligible to receive additional license and milestone payments as well as royalties on future product sales worldwide, if any.

In connection with the collaboration, Sepracor purchased 1,077,029 shares of the Company’s common stock for $10 million based on a per share price of approximately $9.28, which represented a 40 percent premium to the 30-day trailing average closing price. The Company recorded the aggregate premium amount of $3.1 million, which was computed based on the excess of the purchase price over the closing price of the Company’s common stock on January 10, 2005, as deferred revenue and the remaining purchase amount of $6.9 million as stockholders’ equity. The deferred revenue will be recognized as revenue as the related research activities are performed over the research term. Sepracor also agreed to purchase an additional $10 million of ACADIA common stock at a 25 percent premium to the 30-day trailing average closing price on the one-year anniversary of the collaboration, subject to customary closing conditions. These stock purchases, in the aggregate, shall not exceed 19.99 percent of the Company’s outstanding common stock after giving effect to the second purchase. During the three months ended March 31, 2005, revenue of $820,300 was recognized under this collaboration.

7. Subsequent Event

On April 20, 2005, the Company completed a private placement in which it raised net proceeds of approximately $34 million through the sale, at a price of $6.82125 per share, of 5,277,621 shares of its common stock and warrants to purchase 1,319,402 shares of its common stock. The warrants have an exercise price of $8.148 per share and become exercisable on October 17, 2005 and will expire on April 19, 2010, unless earlier terminated. Pursuant to the terms of the private placement documents, the Company has filed a registration statement with the SEC to register for resale the shares of common stock sold in the private placement and the shares of common stock issuable upon the exercise of the warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included with our annual report on Form 10-K (“Annual Report”) filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, internal programs, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our filings with the SEC, including this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have four drug programs in clinical development and several additional programs in preclinical and discovery stages. Our three Phase II clinical programs are ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, ACP-103 as an adjunctive therapy for schizophrenia, and ACP-104 for the treatment of schizophrenia. We have retained worldwide commercialization rights for these programs. We also have a neuropathic pain program in Phase I clinical trials and a glaucoma program in preclinical development, each in collaboration with Allergan.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At March 31, 2005, we had an accumulated deficit of $99.9 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan and one with Sepracor. We have also entered into a development agreement with The Stanley Medical Research Institute (“SMRI”), and smaller scale collaboration and license agreements with other parties. As of March 31, 2005, we had received $39.8 million in payments under these agreements, including research funding and related fees and upfront and milestone payments. We expect our revenues for the next several years to consist of payments under our current agreements and any additional collaborations, including upfront payments upon execution of new agreements, research funding and related fees throughout the research term of the agreements and milestone payments contingent upon achievement of agreed upon objectives.

Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we had received an aggregate of $9.6 million in research funding and other fees through March 31, 2005 and we are entitled to receive additional research funding and related fees through March 2006. In addition, we may receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Pursuant to the terms of our January 2005 collaboration agreement with Sepracor, we had received $2.0 million in initial research funding through March 31, 2005 and we are entitled to receive additional research funding through January 2008. In addition, in connection with this collaboration, Sepracor purchased 1,077,029 shares of our common stock in January 2005 for $10 million based on a per share price of approximately $9.28, which represented a 40 percent premium to the 30-day trailing average closing price. We recorded the aggregate premium amount of $3.1 million resulting from this stock purchase as deferred revenue, which we will recognize as revenue over the research term. Pursuant to our collaboration with Sepracor, if certain conditions are met, we are also eligible to receive license fees and milestone payments as well as royalties on product sales, if any. Each of our collaboration agreements is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in one case, if we have a change in control. Upon the conclusion of the research term under each agreement, our collaborator may terminate the agreement by notice. Pursuant to our development agreement with SMRI, we are entitled to receive up to $5 million in funding to support the development of ACP-104, of which $1 million has been received to date.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, laboratory supplies and costs for facilities and equipment. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced clinical and preclinical programs. We are responsible for all costs incurred in the development of ACP-103 for both schizophrenia and treatment-induced dysfunctions in Parkinson’s disease and in the development of ACP-104 for schizophrenia, as well as the research costs associated with our other internal drug programs. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in the drug programs that we are pursuing under our collaboration agreements, including our clinical program for neuropathic pain and our preclinical development program for glaucoma, each of which we are pursuing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research projects. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that costs associated with external service providers are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Costs of external service providers:
ACP-103	$891	$1,384
ACP-104	100	50
Other	358	250

Subtotal	1,349	1,684
Internal costs	4,767	4,065

Total research and development	$6,116	$5,749

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

We expect our research and development expenses to be substantial and to increase as we continue the development of our clinical programs, and as we continue and expand our preclinical and discovery programs. The lengthy process of completing clinical trials and seeking regulatory approval for our drug candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in this Quarterly Report and in our Annual Report, we believe that the following accounting policies require the application of significant judgments and estimates.

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectibility is reasonably assured. Our revenues are primarily related to our collaboration agreements, and such agreements provide for various types of payments to us, including research funding and related fees, upfront payments, milestone payments, and royalties. We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF-0021.

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

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves estimating the level of service performed on our behalf and the associated cost incurred in instances where we have not been invoiced or otherwise notified of actual costs. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. We account for expenses associated with these external services by determining the total cost of a given study or service based on the terms of the related contract. We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in our trials and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed significantly from the actual costs incurred. However, we expect to expand the level of our clinical trials and related research and development services in the future. As a result, we anticipate that our estimated accruals for clinical and research services will be more material to our operations in future periods. Subsequent changes in estimates may result in a material change in our accrual, which could also materially affect our balance sheet and results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. We are required to implement SFAS 123(R) in the first quarter of 2006. We are currently evaluating the requirements of SFAS 123(R) and we have not yet fully determined the impact on our consolidated financial statements.

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

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenues

Revenues increased to $2.3 million for the three months ended March 31, 2005 from $924,000 for the three months ended March 31, 2004. This increase was primarily due to $820,000 in initial revenues recognized under our collaboration agreement with Sepracor, which commenced in January 2005, and $500,000 in revenues earned pursuant to our development agreement with SMRI during the three months ended March 31, 2005. Revenues from our collaboration agreements with Allergan totaled $987,000 and $924,000 for the three months ended March 31, 2005 and 2004, respectively.

Research and Development Expenses

Research and development expenses increased to $6.1million for the three months ended March 31, 2005 from $5.7 million for the three months ended March 31, 2004. This increase was primarily due to increased costs associated with our internal research and development activities, including $651,000 in increased salaries and related personnel costs, and $145,000 in increased laboratory supplies, partially offset by decreased costs paid to external service providers. External service costs totaled $1.3 million, or 21 percent of our research and development expenses, for the three months ended March 31, 2005, compared to $1.7 million, or 30 percent of our research and development expenses, for the comparable period in 2004. While fees paid to external service providers will fluctuate from period to period due to the timing of services related to our clinical trials and other factors, we expect that these costs will increase significantly in future periods as we continue to develop our drug candidates and expand our development programs.

General and Administrative Expenses

General and administrative expenses increased to $1.6 million for the three months ended March 31, 2005 from $911,000 for the three months ended March 31, 2004. The increase in general and administrative expenses was primarily due to $334,000 in increased salaries and related personnel costs, and $329,000 in increased professional fees and insurance costs, primarily associated with operating as a public company. We anticipate increases in general and administrative expenses in future periods as we expand our administrative organization and incur additional costs associated with operating as a public company and to support the future growth of our research and development organization.

Stock-Based Compensation Expenses

Stock-based compensation expenses totaled $371,000 for the three months ended March 31, 2005, compared to $695,000 for the three months ended March 31, 2004. The decrease in stock-based compensation expenses resulted from a decrease in the amortization of deferred stock-based compensation associated with employee stock options and compensation expense from the valuation of options granted to consultants.

Interest Income

Interest income increased to $261,000 for the three months ended March 31, 2005 from $87,000 for the three months ended March 31, 2004. The increase in interest income was primarily due to higher average levels of cash and investment securities and, to a lesser extent, increased yields on our investment portfolio.

Interest Expense

Interest expense decreased to $50,000 for the three months ended March 31, 2005 from $136,000 for the three months ended March 31, 2004. The decrease in interest expense was primarily due to repayments under our loan agreements.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments under our collaboration agreements, debt financings, and interest income. As of March 31, 2005, we had received $121.6 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our stock, $39.8 million in payments from collaboration agreements, $19.3 million in debt financing, and $6.4 million in interest income.

At March 31, 2005, we had approximately $41.6 million in cash, cash equivalents and investment securities compared to $35.9 million at December 31, 2004. In addition, in April 2005, we raised net proceeds of approximately $34 million from the sale of shares of our common stock and warrants to purchase shares of our common stock in a private placement. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations and financial institutions. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities decreased to $268,000 for the three months ended March 31, 2005 compared to $3.9 million for the three months ended March 31, 2004. This decrease was primarily due to an increase of $5.5 million in deferred revenue from our collaboration agreements during the three months ended March 31, 2005, compared to a $1.0 increase during the comparable quarter of 2004, and a decrease in our net loss, partially offset by a reduction in accounts payable. The increase in deferred revenue during the three months ended March 31, 2005 was largely attributable to payments from our collaboration with Sepracor, including the aggregate premium amount of $3.1 million resulting from Sepracor’s purchase of $10 million of our common stock in January 2005. Sepracor has agreed to purchase an additional $10 million of our common stock in January 2006 at a 25 percent premium to the then 30-day trailing average closing price, subject to specified closing conditions set forth in a stock purchase agreement entered into by the parties.

Net cash used in investing activities (excluding purchases and maturities of investment securities) reflects our purchases of property and equipment. From inception through March 31, 2005, we purchased $10.2 million in property and equipment, the majority of which we have funded through equipment financing agreements and other debt facilities.

Net cash provided by financing activities totaled $6.1 million for the three months ended March 31, 2005 compared to net cash used by financing activities of $758,000 for the three months ended March 31, 2004. The net cash provided by financing activities in the three months ended March 31, 2005 was primarily due to proceeds of approximately $6.9 million resulting from the purchase of common stock by Sepracor, which amount does not include the premium amount of $3.1 million received in connection with this stock purchase, partially offset by repayments of our long-term debt. The net cash used by financing activities for the three months ended March 31, 2005 was primarily attributable to repayments of our long-term debt.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment acquisitions. The agreements contain interest rates ranging from 7.93 to 9.58 percent per annum. At March 31, 2005, we had $1.7 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at March 31, 2005. In May 2002, we also issued a secured promissory note to a lender for $5.0 million, which we utilized to finance equipment, leasehold improvements and other working capital needs. We had an outstanding balance of $560,000 under this promissory note at December 31, 2004, which amount was fully repaid in the first quarter of 2005.

The following table summarizes our long-term contractual obligations at March 31, 2005:

	Total	Less than 1 Year	1 - 3 Years (2006-2009)	4 - 5 Years (2009-2010)	After 5 Years
Operating leases	$10,885,600	$1,589,000	$3,061,100	$2,022,300	$4,213,200
Long-term debt	1,698,800	844,800	854,000	—	—

Total	$12,584,400	$2,433,800	$3,915,100	$2,022,300	$4,213,200

We have consumed substantial amounts of capital since our inception and expect to use between $26 and $30 million of our cash resources to fund operations during 2005. Although we believe our existing cash resources, including the net proceeds from our private placement in April 2005, and the anticipated payments from existing agreements with our collaborators will be sufficient to fund our anticipated cash requirements through at least mid-2007, we will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, and other events or developments, under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of drug candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our drug candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our drug candidates or technology. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts.

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

We have experienced significant net losses since our inception. As of March 31, 2005, we had an accumulated deficit of approximately $99.9 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. All of our revenues for the three months ended March 31, 2005 were from our agreements with Allergan, Sepracor and SMRI. We anticipate that collaborations with pharmaceutical companies will continue to be our primary source of revenues for the next several years, which provide us with research funding and potential milestone payments and royalties. We cannot be certain that the milestones required to trigger payments will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

If we do not successfully complete preclinical and clinical development, we will be unable to market and sell products derived from our drug candidates and to generate product revenues. Even if we do successfully complete Phase I and Phase II clinical trials, those results are not necessarily predictive of results of future trials. Of the large number of drugs in development, only a small percentage result in the submission of a new drug application to the FDA and even fewer are approved for commercialization.

Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay our ability to generate product revenues.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	manufacturing sufficient quantities of a drug candidate;

•	obtaining approval of an Investigation New Drug Application, or IND, from the FDA;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated retention rate of patients in clinical trials;

•	serious adverse events or side effects experienced by participants; and

•	insufficient supply or deficient quality of drug candidates or other materials necessary for the conduct of our clinical trials.

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

We have consumed substantial amounts of capital since our inception. For the year ended December 31, 2004, we used $20.7 million in cash, cash equivalents and investment securities to fund our operating activities. We expect to use between $26 and $30 million of our cash resources to fund operations during 2005. Although we believe our existing cash resources and anticipated payments from existing agreements with our collaborators will be sufficient to fund our anticipated cash requirements through at least mid-2007, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the ability of our collaborators and us to reach the milestones, and other events or developments, triggering payments under our collaboration agreements or to otherwise make payments under these agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production; and

•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our drug candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our drug candidates or technology. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding may significantly dilute existing stockholders.

We depend on collaborations with third parties to develop and commercialize selected drug candidates and to provide the majority of our revenues.

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise for selected drug candidates. For the three months ended March 31, 2005, we received 43 percent, 35 percent, and 22 percent of our revenues from our agreements with Allergan, Sepracor, and SMRI, respectively. We expect that nearly all of our revenues for the foreseeable future will be generated by collaborations, although there is no guarantee that revenues from our collaborations will continue at current or past levels.

Our collaborators may fail to develop or effectively commercialize products using our drug candidates or technologies because they:

•	do not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources;

•	decide to pursue a competitive product developed outside of the collaboration; or

•	cannot obtain the necessary regulatory approvals.

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

In addition, in each of our collaborations, we generally have agreed not to conduct independently, or with any third party, any research that is directly competitive with the research conducted under our collaborations. Our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations.

We have collaborations with Allergan for the development of drug candidates related to neuropathic pain and opthalmic diseases, including glaucoma. Allergan currently markets therapeutic products to treat glaucoma and is engaged in other research programs related to glaucoma and other ophthalmic products that are independent from our development program in this therapeutic area. Allergan is also pursuing other research programs related to pain management that are independent from our collaboration in this therapeutic area. Our collaboration with Sepracor includes an option to pursue a combination drug to treat sleep disorders. Sepracor currently markets a therapeutic product to treat sleep disorders and is engaged in other research programs related to this field that are independent from our development program in this therapeutic area. Competing products, either developed by our collaborators or to which our collaborators have rights, may result in the allocation of resources to competing products and their withdrawal of support for our drug candidates.

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

Even if we successfully complete the clinical trials of our drug candidates, they may fail for other reasons, including the possibility that the drug candidates will:

•	fail to receive the regulatory clearances required to market them as drugs;

•	be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;

•	be difficult or expensive to manufacture on a commercial scale;

•	have adverse side effects that make their use less desirable; or

•	fail to compete with drug candidates or other treatments commercialized by our competitors.

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

One of our drug candidates under development is ACP-104 for the treatment of schizophrenia. ACP-104 is formed in the body from clozapine, a generic drug that is currently approved as a “second-line” therapy for schizophrenia in the United States. This means that clozapine will only be prescribed to a patient after a doctor determines that the patient has failed to progress under a “first-line” therapy consisting of antipsychotic drugs. Clozapine is associated with the occurrence of a rare and potentially fatal blood disorder leading to a complete loss of white blood cells, known as agranulocytosis, in approximately 1 percent of patients treated with clozapine. As a result, patients being treated with clozapine are subject to weekly or bi-weekly blood monitoring. In addition, one of the other side effects of clozapine is the occurrence of seizures, which is found in approximately 5 percent of users. ACP-104 may have the same adverse effects of clozapine or other significant adverse effects and, if successfully developed, may also only be approved as a “second-line” therapy. These factors could substantially limit the commercial potential of ACP-104 and may substantially restrict its potential market.

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

Our drug discovery platform uses new and unproven methods to identify and develop drug candidates. We have never successfully completed clinical development of any of our drug candidates, and there are no drugs on the market that have been discovered using our drug discovery platform.

Much of our research focuses on small molecule drugs for the treatment of central nervous system disorders. Due to our limited resources, we may have to forego potential opportunities with respect to discovering drug candidates to treat diseases or conditions in other areas. If we are not able to use our technologies to discover and develop drug candidates that can be commercialized, we may not achieve profitability. In the future, we may find it necessary to license the technology of others or acquire additional drug candidates to augment the results of our internal discovery activities. If we are unable to identify new drug candidates using our drug discovery platform, we may be unable to establish or maintain a clinical development pipeline or generate product revenues.

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

Our subsidiary in Denmark, ACADIA Pharmaceuticals A/S, employs approximately 33 percent of our total personnel and is engaged in research and development activities, with primary responsibility for combinatorial, medicinal and analytical chemistry. Our principal executive offices, however, are located in San Diego. The additional administrative expense required to follow and coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay any development and commercialization efforts. In addition, currency fluctuations involving our Danish operations may cause foreign currency translation gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

Our management has broad discretion over the use of our cash and we may not use our cash effectively, which could adversely affect our results of operations.

Our management has significant flexibility in applying our cash resources and could use these resources for corporate purposes that do not increase our profitability or our market value, or in ways with which our stockholders may not agree. We may use our cash resources for corporate purposes that do not yield a significant return or any return at all for our stockholders, which may cause our stock price to decline.

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance and other matters.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOA, and rules adopted or proposed by the SEC and by the Nasdaq Stock Market, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. Although we are not required to issue an evaluation of our internal control over financial reporting under Section 404 of SOA until March 2006, at the earliest, preparations for the issuance of this report have already resulted in increased costs to us, which will increase further. If we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with these rules and regulations.

Changes in stock option accounting treatment may adversely affect our results of operations.

Changes in stock option accounting treatment commencing January 1, 2006 will require us to account for employee stock options as compensation expense in our financial statements. In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. We are required to implement SFAS 123(R) in our first quarter of 2006. We are currently evaluating the requirements of SFAS 123(R) and we have not yet fully determined the impact on our consolidated financial statements. However, implementation of SFAS 123(R) could materially and adversely affect our reported results of operations and our timing to achieve profitability.

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

We may attempt to acquire businesses, technologies, services or products or license in technologies that we believe are a strategic fit with our business. We have limited experience in identifying acquisition targets, successfully completing proposed acquisitions and integrating any acquired businesses, technologies, services or products into our current infrastructure. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize its anticipated benefits.

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

Some of our academic institutional licensors, research collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired. In addition, technology that we may license in may become important to some aspects of our business. We generally will not control the patent prosecution, maintenance or enforcement of in-licensed technology.

We have limited proprietary rights to one of our drug candidates, ACP-104, which may limit our ability to prevent competitors from exploiting that compound.

One of our drug candidates, ACP-104, is a publicly available compound, and we will have limited proprietary rights in this candidate. Other companies may obtain patents or regulatory approvals to use the same drug for treatments other than to treat the indications for which we have filed for patent protection. We are aware of an issued patent not owned by us that claims the use of N-desmethylclozapine, which is the chemical name for ACP-104, to induce analgesia. ACP-104, which we are developing for treatment of schizophrenia, is formed in the body from clozapine and its structure was known prior to our filing of patent applications relating to its use to treat certain conditions. Accordingly, we will not be able to obtain composition of matter patents for ACP-104. We have filed a method of use patent application for ACP-104, but a competitor could use ACP-104, and patent its method of use, for a treatment not covered by our patent application. In addition, while we have filed a patent application directed to methods of synthesis of ACP-104, those claims will not prevent a potential competitor from making ACP-104.

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

Our research and development activities involve the controlled use of potentially harmful hazardous materials, including volatile solvents, biological materials such as blood from patients that has the potential to transmit disease, chemicals that cause cancer and various radioactive compounds. Our operations also produce hazardous waste products. We face the risk of contamination or injury from the use, storage, handling or disposal of these materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant, and current or future environmental regulations may impair our research, development or production efforts. If one of our employees were accidentally injured from the use, storage, handling or disposal of these materials, the medical costs related to his or her treatment would be covered by our workers’ compensation insurance policy. However, we do not carry specific biological or hazardous waste insurance coverage and our general liability insurance policy specifically excludes coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be subject to criminal sanctions or fines or be held liable for damages, our operating licenses could be revoked, or we could be required to suspend or modify our operations and our research and development efforts.

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

Our directors, executive officers and holders of five percent or more of our outstanding common stock, as of April 20, 2005, and their affiliates beneficially owned approximately 47.5 percent of our common stock, based on their beneficial ownership at that time. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of all of our directors, amendments to our certificate of incorporation, going-private transactions and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. As of May 1, 2005, holders of at least 15 million shares of our common stock, not including approximately 1.4 million shares issuable upon the exercise of warrants, have rights to cause us to file a registration statement on their behalf or include those shares in registration statements that we may file on our behalf or on behalf of other stockholders. We have filed a registration statement with respect to approximately 6.5 million shares of our common stock that are owned by stockholders with registration rights, including approximately 1.3 million shares that may be issued upon the exercise of warrants. Our stock price may decline as a result of the sale of shares of our common stock pursuant to the prospectus included in that registration statement, once it becomes effective.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more complicated and may make the removal and replacement of our directors and management more difficult.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions may also make it difficult for stockholders to remove and replace our board of directors and management. These provisions:

•	establish that members of the board of directors may be removed only for cause upon the affirmative vote of stockholders owning at least a majority of our capital stock;

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and prevent or delay a takeover attempt;

•	limit who may call a special meeting of stockholders;

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	prohibit our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2/3 percent stockholder approval; and

•	provide for a board of directors with staggered terms.

We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15 percent or more of our common stock for five years unless the holder’s acquisition of our stock was approved in advance by our board of directors. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, government agencies and financial institutions with maturities of less than two years. If a 10 percent change in interest rates were to have occurred on March 31, 2005, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Risk

We have a wholly owned subsidiary in Denmark, ACADIA Pharmaceuticals A/S, which exposes us to foreign exchange risk. The functional currency of our subsidiary is the Danish local currency, the Danish kroner. Accordingly, all assets and liabilities of this subsidiary are translated to U.S. dollars based on the exchange rate on the balance sheet date. Expense components are translated to U.S. dollars at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income as a component of our stockholders’ equity (deficit). Other foreign currency transaction gains and losses are included in our results of operations and, to date, have not been significant. We have not hedged exposures denominated in foreign currencies or any other derivative financial instrument.

ITEM 4.	CONTROLS AND PROCEDURES

Prior to the filing of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d -15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that its disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) The initial public offering of our common stock, par value $0.0001 (the “Offering”), was effected through a Registration Statement on Form S-1 (File No. 333-113137) that was declared effective by the SEC on May 26, 2004. On June 2, 2004, 5.0 million shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, resulting in aggregate net proceeds of approximately $31.0 million. There has been no material change in the planned use of proceeds described in our prospectus for the Offering.

(c) Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 2005	—	—	—	—
February 2005(1)	21,251	$1.17	—	—
March 2005	—	—	—	—
Total	21,251	$1.17	—	—

(1)	On February 11, 2005, we repurchased 21,251 shares of our common stock for an aggregate purchase price of $24,876.36 from a former employee. The shares had been early-exercised, were unvested when the individual’s employment with us terminated, and were subject to a right of repurchase at the original exercise price for such shares.

(2)	We do not have any publicly announced plan or program to repurchase shares of our common stock.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (filed as Exhibit 4.3 to Registration Statement No 333-124753).

10.1a	License, Option and Collaboration Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed January 14, 2005)

10.2a	Common Stock Purchase Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.3	Registration Rights Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.4	Securities Purchase Agreement, dated April 15, 2005, by and between the Registrant and the purchasers listed on Exhibit A thereto (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed April 20, 2005).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a	We have applied for confidential treatment of this exhibit with the SEC. The confidential portions of this exhibit are marked with an asterisk and have been omitted and filed separately with the SEC pursuant to our request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.
Date: May 13, 2005

	By:	/s/ ULI HACKSELL, PH.D.
Uli Hacksell, Ph.D.
Chief Executive Officer
(on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ THOMAS H. AASEN
Thomas H. Aasen
Vice President and Chief Financial Officer
(on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)