Form 10-Q
period 2005-06-30
ACADIA PHARMACEUTICALS INC
filed 2005-08-15
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 22, 2005:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	23,463,991

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004(1)
Assets
Cash and cash equivalents	$15,812,400	$8,301,700
Investment securities, available-for-sale	53,148,400	27,625,700
Prepaid expenses and other current assets	2,437,400	1,890,700

Total current assets	71,398,200	37,818,100
Property and equipment, net	2,232,300	2,546,900

	$73,630,500	$40,365,000

Liabilities and Stockholders’ Equity
Accounts payable	$2,317,200	$2,152,800
Accrued expenses	3,404,700	3,681,100
Current portion of deferred revenue	4,501,300	1,320,300
Current portion of long-term debt	854,600	1,486,400

Total current liabilities	11,077,800	8,640,600

Long-term debt, less current portion	818,900	1,044,000

Deferred revenue, less current portion	584,300	—

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2005 and December 31, 2004; no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at June 30, 2005 and December 31, 2004; 23,457,804 shares and 16,922,850 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	2,300	1,700
Additional paid-in capital	168,244,100	126,755,100
Accumulated deficit	(105,909,100)	(94,283,000)
Unearned stock-based compensation	(1,386,400)	(2,107,800)
Accumulated other comprehensive income	198,600	314,400

Total stockholders’ equity	61,149,500	30,680,400

	$73,630,500	$40,365,000

(1)	The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Collaborative revenues	$2,514,600	$1,015,700	$4,839,800	$1,939,600

Operating expenses
Research and development(1)	6,563,100	5,406,600	12,678,800	11,155,900
General and administrative(1)	2,050,300	879,900	3,688,900	1,791,300
Stock-based compensation	394,900	614,500	766,000	1,309,700

Total operating expenses	9,008,300	6,901,000	17,133,700	14,256,900

Loss from operations	(6,493,700)	(5,885,300)	(12,293,900)	(12,317,300)
Interest income	494,400	117,400	755,400	204,500
Interest expense	(37,600)	(118,600)	(87,600)	(254,900)

Net loss	$(6,036,900)	$(5,886,500)	$(11,626,100)	$(12,367,700)
Participation of preferred stock	—	(3,109,900)	—	(8,586,500)

Net loss available to common stockholders	(6,036,900)	(2,776,600)	(11,626,100)	(3,781,200)

Net loss per common share, basic and diluted	$(0.26)	$(0.42)	$(0.56)	$(0.94)

Weighted average common shares outstanding, basic and diluted	23,274,186	6,552,366	20,588,698	4,023,717

Net loss available to participating preferred stockholders	$—	$(3,109,900)	$—	$(8,586,500)

Net loss per participating preferred share, basic and diluted	$—	$(0.31)	$—	$(0.87)

Weighted average participating preferred shares outstanding, basic and diluted	—	9,900,913	—	9,900,913

(1)	Excludes stock-based compensation as follows:

Research and development	$205,700	$279,400	$416,800	$686,200
General and administrative	189,200	335,100	349,200	623,500

	$394,900	$614,500	$766,000	$1,309,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(11,626,100)	$(12,367,700)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	598,600	643,000
Stock-based compensation	766,000	1,309,700
Loss on disposal of property and equipment	67,600	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(599,500)	(423,100)
Other assets	—	12,500
Accounts payable	262,700	474,700
Accrued expenses	(199,200)	880,100
Deferred revenue	3,765,300	667,000

Net cash used in operating activities	(6,964,600)	(8,803,800)

Cash flows from investing activities
Purchases of investment securities	(43,453,600)	(28,886,000)
Maturities of investment securities	17,900,000	9,110,000
Purchases of property and equipment	(480,000)	(300,400)

Net cash used in investing activities	(26,033,600)	(20,076,400)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	41,445,000	31,110,300
Proceeds from issuance of long-term debt	215,500	1,296,300
Repayments of long-term debt	(1,074,200)	(1,651,800)

Net cash provided by financing activities	40,586,300	30,754,800

Effect of exchange rate changes on cash	(77,400)	(26,200)

Net increase in cash and cash equivalents	7,510,700	1,848,400
Cash and cash equivalents
Beginning of period	8,301,700	6,308,100

End of period	$15,812,400	$8,156,500

Supplemental schedule of noncash investing and financing activities
Unrealized loss on investment securities	$(30,900)	$(45,700)
Conversion of debt to common stock	$—	$1,007,400
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$74,514,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiaries, ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

For the period prior to the closing of the Company’s initial public offering, the Company computed its net income (loss) per common share using the two class method; therefore, the Company’s net income (loss) was allocated between the common stockholders and the preferred stockholders based on their respective rights to share in dividends. For the three and six months ended June 30, 2004, the method by which the Company allocated net income (loss) to the preferred stock was based on the number of preferred shares outstanding compared to the total combined preferred and common shares outstanding as of the date of the completion of the initial public offering on June 2, 2004. The remaining net income (loss) was allocated to common stockholders. Upon the closing of the Company’s initial public offering on June 2, 2004, all outstanding preferred stock was reclassified or converted into common stock. As there were no preferred shares outstanding during the three and six months ended June 30, 2005, the Company allocated net income (loss) solely to common stockholders.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	2,133,969	1,686,102	2,013,937	1,742,095
Antidilutive warrants to purchase common stock	1,393,475	74,073	733,774	74,073
Restricted vesting common stock	98,804	273,609	113,776	182,406

	3,626,248	2,033,784	2,861,487	1,998,574

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	70.0%	70.0%	70.0%	70.0%
Risk-free interest rate	4.0%	3.0%	4.0%	3.0%
Expected life in years	5	5	5	5

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

Pro forma information follows for the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net loss, as reported	$(6,036,900)	$(5,886,500)	$(11,626,100)	$(12,367,700)
Add: Total stock-based employee compensation costs included in the determination of net loss	373,100	662,700	733,300	1,292,700
Deduct: Total stock-based employee compensation costs that would have been included in net loss if the fair value method had been applied	(791,800)	(740,100)	(1,422,300)	(1,409,300)

Pro forma net loss	$(6,455,600)	$(5,963,900)	$(12,315,100)	$(12,484,300)
Participation of preferred stock	—	(3,131,400)		(8,641,100)

Pro forma net loss available to common stockholders	$(6,455,600)	$(2,832,500)	$(12,315,100)	$(3,843,200)

Actual net loss per common share, basic and diluted	$(0.26)	$(0.42)	$(0.56)	$(0.94)
Pro forma net loss per common share, basic and diluted	$(0.28)	$(0.43)	$(0.60)	$(0.96)
Pro forma net loss available to participating preferred stockholders	$—	$(3,131,400)	$—	$(8,641,100)

Actual net loss per participating preferred share, basic and diluted	$—	$(0.31)	$—	$(0.87)
Pro forma net loss per participating preferred share, basic and diluted	$—	$(0.32)	$—	$(0.87)

4. Comprehensive Loss

For the three and six months ended June 30, 2005 and 2004, comprehensive loss consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net loss	$(6,036,900)	$(5,886,500)	$(11,626,100)	$(12,367,700)
Unrealized gain (loss) on investment securities	1,300	(58,100)	(30,900)	(45,700)
Foreign currency translation loss	(69,500)	(500)	(84,900)	(57,800)

Total comprehensive loss	$(6,105,100)	$(5,945,100)	$(11,741,900)	$(12,471,200)

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

5. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and six months ended June 30, 2005 and 2004 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated is as follows:

	June 30, 2005	December 31, 2004
	(unaudited)
United States	$1,283,700	$1,364,500
Europe	948,600	1,182,400

Total	$2,232,300	$2,546,900

6. Collaboration Agreement With Sepracor

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

In connection with the collaboration, Sepracor purchased 1,077,029 shares of the Company’s common stock for $10 million based on a per share price of approximately $9.28, which represented a 40 percent premium to the 30-day trailing average closing price. The Company recorded the aggregate premium amount of $3.1 million, which was computed based on the excess of the purchase price over the closing price of the Company’s common stock on January 10, 2005, as deferred revenue and the remaining purchase amount of $6.9 million as stockholders’ equity. The deferred revenue will be recognized as revenue as the related research activities are performed over the research term. Sepracor also agreed to purchase an additional $10 million of ACADIA common stock at a 25 percent premium to the 30-day trailing average closing price on the one-year anniversary of the collaboration, subject to customary closing conditions. These stock purchases, in the aggregate, shall not exceed 19.99 percent of the Company’s outstanding common stock after giving effect to the second purchase. During the three and six months ended June 30, 2005, revenue of $923,000 and $1.7 million was recognized under this collaboration, respectively.

7. Private Placement

On April 20, 2005, the Company completed a private placement in which it raised net proceeds of approximately $34 million through the sale, at a price of $6.82125 per share, of 5,277,621 shares of its common stock and warrants to purchase 1,319,402 shares of its common stock. The warrants have an exercise price of $8.148 per share, become exercisable on October 17, 2005, and will expire on April 19, 2010, unless earlier terminated. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the allocated fair value of the warrants at the issuance date of $4.5 million has been included as permanent equity. The fair value was determined at the date of issuance using the Black-Scholes model. Pursuant to the terms of the private placement documents, the Company filed a registration statement with the SEC to register for resale the shares of common stock sold in the private placement and the shares of common stock issuable upon the exercise of the warrants. This registration statement became effective June 7, 2005.

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

Overview

Background

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have four drug programs in clinical development and several additional programs in preclinical and discovery stages. Our three Phase II clinical programs are ACP-103 as an adjunctive therapy for schizophrenia, ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, and ACP-104 for the treatment of schizophrenia. We have retained worldwide commercialization rights for these programs. We also have a neuropathic pain program in Phase I clinical trials and a glaucoma program in preclinical development, each in collaboration with Allergan.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At June 30, 2005, we had an accumulated deficit of $105.9 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Recent Developments

On April 20, 2005, we completed a private placement in which we raised net proceeds of approximately $34 million through the sale, at a price of $6.82125 per share, of 5,277,621 shares of our common stock and warrants to purchase 1,319,402 shares of our common stock. The warrants have an exercise price of $8.148 per share, become exercisable on October 17, 2005, and will expire on April 19, 2010, unless earlier terminated.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan and one with Sepracor. We have also entered into a development agreement with The Stanley Medical Research Institute (“SMRI”), and smaller scale collaboration and license agreements with other parties. As of June 30, 2005, we had received $40.7 million in payments under these agreements, including research funding and related fees and upfront and milestone payments. We expect our revenues for the next several years to consist of payments under our current agreements and any additional collaborations, including potential upfront payments upon execution of new agreements, research funding and related fees throughout the research term of the agreements and milestone payments contingent upon achievement of agreed upon objectives.

Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we had received an aggregate of $10.4 million in research funding and other fees through June 30, 2005, and we are entitled to receive additional research funding and related fees through March 2006. In addition, we may receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Pursuant to the terms of our January 2005 collaboration agreement with Sepracor, we had received $2.0 million in initial research funding through June 30, 2005, and we are entitled to receive additional research funding through January 2008. In addition, in connection with this collaboration, Sepracor purchased $10 million of our common stock at a 40 percent premium to the 30-day trailing average closing price. We recorded the aggregate premium amount of $3.1 million resulting from this stock purchase as deferred revenue, which we will recognize as revenue over the research term. Pursuant to our collaboration with Sepracor, if certain conditions are met, we are also eligible to receive license fees and milestone payments as well as royalties on product sales, if any. Each of our collaboration agreements is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in the case of one of our agreements with Allergan, if we have a change in control. Upon the conclusion of the research term under each agreement, our collaborator may terminate the agreement by notice. Pursuant to our development agreement with SMRI, we are entitled to receive up to $5 million in funding to support the development of ACP-104, of which $1 million had been received as of June 30, 2005.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, laboratory supplies and costs for facilities and equipment. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced clinical and preclinical programs. We are responsible for all costs incurred in the development of ACP-103 for both schizophrenia and treatment-induced dysfunctions in Parkinson’s disease and in the development of ACP-104 for schizophrenia, as well as the costs associated with our other internal drug programs. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in the drug programs that we are pursuing under our collaboration agreements, including our clinical program for neuropathic pain and our preclinical development program for glaucoma, each of which we are pursuing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that costs associated with external service providers are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Costs of external service providers:
ACP-103	$1,462	$1,127	$2,353	$2,511
ACP-104	218	114	317	164
Other	420	404	779	654

Subtotal	2,100	1,645	3,449	3,329
Internal costs	4,463	3,762	9,230	7,827

Total research and development	$6,563	$5,407	$12,679	$11,156

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

We expect our research and development expenses to be substantial and to increase as we continue the development of our clinical programs and expand our discovery and development pipeline. The lengthy process of completing clinical trials and seeking regulatory approval for our drug candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Comparison of the Three Months Ended June 30, 2005 and 2004

Revenues

Revenues increased to $2.5 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. This increase was primarily due to $923,000 in revenues recognized under our collaboration agreement with Sepracor, which commenced in January 2005, and $500,000 in revenues earned pursuant to our agreement with SMRI during the three months ended June 30, 2005. Revenues from our collaboration agreements with Allergan totaled $1.1 million and $1.0 million for the three months ended June 30, 2005 and 2004, respectively.

Research and Development Expenses

Research and development expenses increased to $6.6 million for the three months ended June 30, 2005 from $5.4 million for the three months ended June 30, 2004. This increase was primarily due to $455,000 in increased fees paid to external service providers, and increased costs associated with our internal research and development activities, including $402,000 in increased salaries and related personnel costs, and increased equipment, facility and other costs. External service costs totaled $2.1 million, or 32 percent of our research and development expenses, for the three months ended June 30, 2005, compared to $1.6 million, or 30 percent of our research and development expenses, for the comparable period in 2004. The increase in external service costs for the three months ended June 30, 2005 relative to the comparable period of 2004 was primarily attributable to increased clinical development expenses associated with ACP-103 and ACP-104. We expect that our research and development costs will increase significantly in future periods as we continue to pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

General and Administrative Expenses

General and administrative expenses increased to $2.1 million for the three months ended June 30, 2005 from $880,000 for the three months ended June 30, 2004. The increase in general and administrative expenses was primarily due to $555,000 in increased professional fees and insurance costs, largely associated with operating as a public company, and $415,000 in increased salaries and related personnel costs. We anticipate increases in general and administrative expenses in future periods as we continue to expand our administrative organization and incur additional costs associated with operating as a public company and to support the future operations and growth of our organization.

Stock-Based Compensation Expenses

Stock-based compensation expenses totaled $395,000 for the three months ended June 30, 2005, compared to $615,000 for the three months ended June 30, 2004. The decrease in stock-based compensation expenses resulted largely from a decrease in the amortization of deferred stock-based compensation associated with employee stock options.

Interest Income

Interest income increased to $494,000 for the three months ended June 30, 2005 from $117,000 for the three months ended June 30, 2004. The increase in interest income was primarily due to higher average levels of cash and investment securities and, to a lesser extent, increased yields on our investment portfolio.

Interest Expense

Interest expense decreased to $38,000 for the three months ended June 30, 2005 from $119,000 for the three months ended June 30, 2004. The decrease in interest expense was primarily due to repayments under our loan agreements.

Comparison of the Six Months Ended June 30, 2005 and 2004

Revenues

Revenues increased to $4.8 million for the six months ended June 30, 2005 from $1.9 million for the comparable period of 2004. This increase was primarily due to $1.7 million in revenues recognized under our collaboration agreement with Sepracor, which commenced in January 2005, and $1.0 million in revenues earned pursuant to our agreement with SMRI during the six months ended June 30, 2005. Revenues from our collaboration agreements with Allergan totaled $2.1 million and $1.9 million for the six months ended June 30, 2005 and 2004, respectively.

Research and Development Expenses

Research and development expenses increased to $12.7 million for the six months ended June 30, 2005 from $11.2 million for the comparable period of 2004. This increase was primarily due to increased costs associated with our internal research and development activities, including $1.1 million in increased salaries and related personnel costs and $299,000 in increased equipment and facilities expenses, as well as $119,000 in increased external service costs. External service costs totaled $3.4 million, or 27 percent of our research and development expenses, for the six months ended June 30, 2005 compared to $3.3 million, or 29 percent of our research and development expenses, for the comparable period in 2004.

General and Administrative Expenses

General and administrative expenses increased to $3.7 million for the six months ended June 30, 2005 from $1.8 million for the comparable period of 2004. This increase was primarily due to $884,000 in increased professional fees and insurance costs largely associated with operating as a public company, and $749,000 in increased salaries and related personnel costs.

Stock-Based Compensation Expenses

Stock-based compensation expense totaled $766,000 for the six months ended June 30, 2005, compared to $1.3 million for the comparable period of 2004. The decrease in stock-based compensation expense resulted largely from a decrease in the amortization of deferred stock-based compensation associated with employee stock options.

Interest Income

Interest income increased to $755,000 for the six months ended June 30, 2005 from $205,000 for the comparable period in 2004. The increase in interest income was primarily due to higher average levels of cash and investment securities and increased yields on our investment portfolio.

Interest Expense

Interest expense decreased to $88,000 for the six months ended June 30, 2005 from $255,000 for the comparable period in 2004. The decrease in interest expense was primarily due to repayments under our loan agreements.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments under our collaboration agreements, debt financings, and interest income. As of June 30, 2005, we had received $156.1 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our stock, $40.7 million in payments from collaboration agreements, $19.5 million in debt financing, and $6.9 million in interest income.

At June 30, 2005, we had approximately $69.0 million in cash, cash equivalents and investment securities compared to $35.9 million at December 31, 2004. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions and government agencies. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities decreased to $7.0 million for the six months ended June 30, 2005 compared to $8.8 million for the six months ended June 30, 2004. This decrease was primarily due to an increase of $3.8 million in deferred revenue from our collaboration agreements during the six months ended June 30, 2005, compared to an increase of $667,000 during the comparable period in 2004, and a decrease in our net loss, partially offset by a decrease in accrued expenses. The increase in deferred revenue during the six months ended June 30, 2005 was largely attributable to payments from our collaboration with Sepracor, including a portion of the premium amount of $3.1 million resulting from Sepracor’s purchase of $10 million of our common stock in January 2005.

Net cash used in investing activities other than purchases and maturities of investment securities reflects our purchases of property and equipment. From inception through June 30, 2005, we purchased $10.6 million in property and equipment, the majority of which we have funded through equipment financing agreements and other debt facilities.

Net cash provided by financing activities totaled $40.6 million for the six months ended June 30, 2005, compared to $30.8 million for the six months ended June 30, 2004. The net cash provided by financing activities in the six months ended June 30, 2005 was primarily due to $41.4 million in net proceeds received from sales of our equity securities, including $34.0 million received from the sale of common stock and warrants to purchase common stock in our private placement and $6.9 million resulting from the purchase of common stock by Sepracor, which amount does not include the premium amount of $3.1 million received in connection with this stock purchase, partially offset by repayments of our long-term debt. Sepracor has agreed to purchase an additional $10 million of our common stock in January 2006 at a 25 percent premium to the then 30-day trailing average closing price, subject to specified closing conditions set forth in a stock purchase agreement entered into by the parties. The net cash provided by financing activities for the six months ended June 30, 2004 was primarily due to net proceeds of approximately $31.1 million raised in our initial public offering, offset by net repayments of our long-term debt.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment acquisitions. The agreements contain interest rates ranging from 7.93 to 9.58 percent per annum. At June 30, 2005, we had $1.7 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at June 30, 2005.

The following table summarizes our contractual obligations at June 30, 2005:

	Total	Less than 1 Year	1 - 3 Years (2006-2009)	4 - 5 Years (2009-2010)	After 5 Years
Operating leases	$10,367,600	$1,304,800	$2,756,900	$1,823,400	$4,482,500
Long-term debt	1,843,400	962,300	881,100	—	—

Total	$12,211,000	$2,267,100	$3,638,000	$1,823,400	$4,482,500

We have consumed substantial amounts of capital since our inception and expect to use between $26 and $30 million of our cash resources to fund operations during 2005. Although we believe our existing cash resources and the anticipated payments from existing agreements with our collaborators will be sufficient to fund our anticipated cash requirements through at least mid-2007, we will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

We have experienced significant net losses since our inception. As of June 30, 2005, we had an accumulated deficit of approximately $105.9 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. All of our revenues for the three and six months ended June 30, 2005 were from our agreements with Allergan, Sepracor and SMRI. We anticipate that collaborations with pharmaceutical companies will continue to be our primary source of revenues for the next several years, which provide us with research funding and potential milestone payments and royalties. We cannot be certain that the milestones required to trigger payments will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

All of our drug candidates are at an early stage of development and the historical rate of failures for drug candidates is extremely high. Our three Phase II-stage clinical programs are ACP-103 as an adjunctive therapy for schizophrenia, ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, and ACP-104 for the treatment of schizophrenia.

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

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise for selected drug candidates. All of our revenues for the three and six months ended June 30, 2005 were from our agreements with Allergan, Sepracor and SMRI. We expect that nearly all of our revenues for the foreseeable future will be generated by collaborations, although there is no guarantee that revenues from our collaborations will continue at current or past levels.

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

We have collaborations with Allergan for the development of drug candidates related to neuropathic pain and opthalmic diseases, including glaucoma. Allergan currently markets therapeutic products to treat glaucoma and is engaged in other research programs related to glaucoma and other ophthalmic products that are independent from our development program in this therapeutic area. Allergan is also pursuing other research programs related to pain management that are independent from our collaboration in this therapeutic area. Our collaboration with Sepracor is targeted toward the development of new drug candidates to treat central nervous system disorders. Sepracor currently is engaged in other research programs related to this field that are independent from our collaboration project in this therapeutic area. In addition, our collaboration with Sepracor includes an option to pursue a combination drug to treat sleep disorders. Sepracor currently markets a therapeutic product to treat sleep disorders and is engaged in other research programs related to this field that are independent from our development program in this therapeutic area. Competing products, either developed by our collaborators or to which our collaborators have rights, may result in the allocation of resources by our competitors to competing products and their withdrawal of support for our drug candidates or may otherwise result in lower demand for our potential products.

We rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing drug candidates.

Although we design and manage our current preclinical studies and clinical trials, we currently do not have the ability to conduct clinical trials for our drug candidates. In addition to our collaborators, we rely on contract research organizations, medical institutions, clinical investigators and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. In addition, we also rely on third parties to assist with our preclinical studies, including studies regarding biological activity, safety, absorption, metabolism and excretion of drug candidates.

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

Failure to perform by these third parties may increase our development costs, delay our ability to obtain regulatory approval, and delay or prevent the commercialization of our drug candidates. We currently use several contract research organizations to perform services for our preclinical studies and clinical trials. While we believe that there are numerous alternative sources to provide these services, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures.

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

We work with scientific and clinical advisors at academic and other institutions who are experts in the field of central nervous system disorders. They assist us in our research and development efforts and advise us with respect to our clinical trials. These advisors are not our employees and may have other commitments that would limit their future availability to us. Although our scientific and clinical advisors and collaborators generally agree not to engage in competing work, if a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and delay the development of our drug candidates.

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

We have recently consolidated our chemistry operations in a single research and development facility located in Malmo, Sweden. We have incurred and are likely to incur additional costs in setting up and adjusting to operations in a new country with a new Swedish subsidiary. Our subsidiary in Sweden, ACADIA Pharmaceuticals AB, employs approximately 30 percent of our total personnel and is engaged in research and development activities, with primary responsibility for combinatorial, medicinal and analytical chemistry. Our principal executive offices, however, are located in San Diego. The additional administrative expense required to follow and coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay any development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency translation gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

One of our drug candidates, ACP-104, is a publicly available compound, and we will have limited proprietary rights in this candidate. Other companies may obtain patents or regulatory approvals to use the same drug for treatments other than to treat the indications for which we have filed for patent protection. We are aware of an issued patent not owned by us that claims the use of N-desmethylclozapine, which is the chemical name for ACP-104, to induce analgesia. ACP-104, which we are developing for treatment of schizophrenia, is formed in the body from clozapine and its structure was known prior to our filing of patent applications relating to its use to treat certain conditions. Accordingly, we will not be able to obtain composition of matter patents for ACP-104. We have filed method of use patent applications for ACP-104, but a competitor could use ACP-104, and patent its method of use, for a treatment not covered by our patent applications. In addition, while we have filed patent applications directed to methods of synthesis of ACP-104 and various crystalline polymorphs thereof, those claims will not prevent a potential competitor from making ACP-104.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

Because we operate in the highly technical field of drug discovery and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position. In addition, we have not entered into any noncompete agreements with any of our employees other than Mark Brann, Ph.D., our founder, President and CSO.

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

The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Neither we nor our collaborators can market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, it may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. These limitations may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular drug candidate.

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. As of August 1, 2005, holders of at least 10 million shares of our common stock, and holders of approximately 74,000 shares issuable upon the exercise of warrants, have rights to cause us to file a registration statement on their behalf or include those shares in registration statements that we may file on our behalf or on behalf of other stockholders. We have filed a registration statement with respect to approximately 6.5 million shares of our common stock that are owned by stockholders, including approximately 1.3 million shares that may be issued upon the exercise of warrants. Our stock price may decline as a result of the sale of shares of our common stock pursuant to the prospectus included in that registration statement, which was declared effective on June 7, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, government agencies and financial institutions with maturities of less than two years. If a 10 percent change in interest rates were to have occurred on June 30, 2005, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Risk

We have wholly-owned subsidiaries in Sweden and in Denmark, each of which exposes us to foreign exchange risk. The functional currency of our subsidiary in Sweden is the Swedish kroner and the functional currency of our subsidiary in Denmark is the Danish kroner. Accordingly, all assets and liabilities of these subsidiaries are translated to U.S. dollars based on the exchange rate on the balance sheet date. Expense components are translated to U.S. dollars at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income as a component of our stockholders’ equity (deficit). Other foreign currency transaction gains and losses are included in our results of operations and, to date, have not been significant. We have not hedged exposures denominated in foreign currencies or any other derivative financial instrument.

ITEM 4. CONTROLS AND PROCEDURES

Prior to the filing of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our 2005 Annual Meeting of Stockholders was held on June 10, 2005.

The following matters were voted on at our 2005 Annual Meeting of Stockholders:

1. The election of three nominees to serve as Class I directors on our board of directors until the 2008 Annual Meeting of Stockholders. The following three Class I directors were elected by the votes indicated:

	For	Withheld
Mary Ann Gray	15,188,189	925
Lester J. Kaplan	15,187,760	1,354
Martien van Osch	15,186,385	2,729

2. The ratification of the appointment of PricewaterhouseCoopers as our independent registered public accounting firm for the fiscal year ending December 31, 2005. This appointment was ratified and approved by the following vote: 15,187,860 votes for and 1,154 votes against, with 100 votes abstaining and 0 broker non-votes.

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

ACADIA Pharmaceuticals Inc.

Date: August 12, 2005	By:	/s/ ULI HACKSELL
Uli Hacksell, Ph.D. Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ THOMAS H. AASEN
Thomas H. Aasen Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)