Form 10-Q
period 2005-09-30
ACADIA PHARMACEUTICALS INC
filed 2005-11-14
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50768

ACADIA PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1376651
(State of Incorporation)	(I.R.S. Employer Identification No.)

3911 Sorrento Valley Boulevard
San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on October 31, 2005:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	23,488,317

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004(1)
Assets
Cash and cash equivalents	$23,352,700	$8,301,700
Investment securities, available-for-sale	39,378,400	27,625,700
Prepaid expenses, receivables and other current assets (Note 8)	5,268,400	1,890,700

Total current assets	67,999,500	37,818,100
Property and equipment, net	2,249,300	2,546,900
Other assets	21,800	—

	$70,270,600	$40,365,000

Liabilities and Stockholders’ Equity
Accounts payable	$1,729,500	$2,152,800
Accrued expenses	4,515,300	3,681,100
Accrued loss from litigation (Note 8)	8,350,000	—
Current portion of deferred revenue	4,167,900	1,320,300
Current portion of long-term debt	926,400	1,486,400

Total current liabilities	19,689,100	8,640,600

Other long-term liabilities	458,000	—
Long-term debt, less current portion	926,700	1,044,000

Total liabilities	21,073,800	9,684,600

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2005 and December 31, 2004; no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at September 30, 2005 and December 31, 2004; 23,487,739 shares and 16,922,850 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	2,300	1,700
Additional paid-in capital	168,345,300	126,755,100
Accumulated deficit	(118,215,200)	(94,283,000)
Unearned stock-based compensation	(1,095,400)	(2,107,800)
Accumulated other comprehensive income	159,800	314,400

Total stockholders’ equity	49,196,800	30,680,400

	$70,270,600	$40,365,000

(1)	The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Collaborative revenues	$3,673,500	$1,581,300	$8,513,300	$3,520,900

Operating expenses
Research and development(1)	8,064,900	5,923,200	20,743,700	17,079,100
General and administrative(1)	2,098,300	1,311,000	5,787,100	3,102,400
Provision for loss from litigation (Note 8)	5,861,000	—	5,861,000	—
Stock-based compensation	461,800	669,600	1,227,900	1,979,300

Total operating expenses	16,486,000	7,903,800	33,619,700	22,160,800

Loss from operations	(12,812,500)	(6,322,500)	(25,106,400)	(18,639,900)
Interest income	546,700	204,400	1,302,100	409,000
Interest expense	(40,300)	(96,400)	(127,900)	(351,400)

Net loss	$(12,306,100)	$(6,214,500)	$(23,932,200)	$(18,582,300)
Participation of preferred stock	—	—	—	(8,586,500)

Net loss available to common stockholders	(12,306,100)	(6,214,500)	(23,932,200)	(9,995,800)

Net loss per common share, basic and diluted	$(0.53)	$(0.37)	$(1.11)	$(1.22)

Weighted average common shares outstanding, basic and diluted	23,343,309	16,628,914	21,507,104	8,225,452

Net loss available to participating preferred stockholders	$—	$—	$—	$(8,586,500)

Net loss per participating preferred share, basic and diluted	$—	$—	$—	$(0.87)

Weighted average participating preferred shares outstanding, basic and diluted	—	—	—	9,900,913

(1) Excludes stock-based compensation as follows:
Research and development	$336,800	$376,400	$753,700	$1,062,600
General and administrative	125,000	293,200	474,200	916,700

	$461,800	$669,600	$1,227,900	$1,979,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(23,932,200)	$(18,582,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	819,400	948,300
Stock-based compensation	1,087,900	1,979,300
Loss on disposal of property and equipment	128,700	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(3,377,700)	(707,500)
Other assets	(21,800)	1,400
Accounts payable	(423,300)	943,000
Accrued expenses	834,100	1,094,300
Accrued loss from litigation	8,350,000	—
Deferred revenue	2,847,600	333,600
Other long-term liabilities	458,000

Net cash used in operating activities	(13,229,300)	(13,989,900)

Cash flows from investing activities
Purchases of investment securities	(50,138,000)	(32,211,500)
Maturities of investment securities	38,328,000	15,610,000
Purchases of property and equipment	(791,300)	(385,200)

Net cash used in investing activities	(12,601,300)	(16,986,700)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	41,515,400	31,245,000
Proceeds from issuance of long-term debt	633,700	1,669,700
Repayments of long-term debt	(1,312,800)	(2,502,000)

Net cash provided by financing activities	40,836,300	30,412,700

Effect of exchange rate changes on cash	45,300	(51,600)

Net increase (decrease) in cash and cash equivalents	15,051,000	(615,500)
Cash and cash equivalents
Beginning of period	8,301,700	6,308,100

End of period	$23,352,700	$5,692,600

Supplemental schedule of noncash investing and financing activities
Unrealized loss on investment securities	$(57,300)	$(42,200)
Conversion of debt to common stock	$—	$1,007,400
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$74,514,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

2. Earnings (Loss) Per Share

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	2,187,810	1,715,355	2,063,284	1,741,094
Antidilutive warrants to purchase common stock	1,393,475	74,073	953,674	74,073
Restricted vesting common stock	83,029	216,687	104,118	177,195

	3,664,314	2,006,115	3,121,076	1,992,362

For the period prior to the closing of the Company’s initial public offering, the Company computed its net income (loss) per common share using the two class method; therefore, the Company’s net income (loss) was allocated between the common stockholders and the preferred stockholders based on their respective rights to share in dividends. For the nine months ended September 30, 2004, the method by which the Company allocated net income (loss) to the preferred stock was based on the number of preferred shares outstanding compared to the total combined preferred and common shares outstanding as of the date of the completion of the initial public offering on June 2, 2004. The remaining net income (loss) was allocated to common stockholders. Upon the closing of the Company’s initial public offering on June 2, 2004, all outstanding preferred stock was reclassified or converted into common stock. As there were no preferred shares outstanding during the three and nine months ended September 30, 2005, the Company allocated net income (loss) solely to common stockholders.

3. Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards is measured as the excess, if any, of the fair value

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	70.0%	70.0%	70.0%	70.0%
Risk-free interest rate	4.0%	3.0%	4.0%	3.0%
Expected life in years	5	5	5	5

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

Pro forma information follows for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net loss, as reported	$(12,306,100)	$(6,214,500)	$(23,932,200)	$(18,582,300)
Add: Total stock-based employee compensation costs included in the determination of net loss	286,500	640,100	1,019,800	1,932,800
Deduct: Total stock-based employee compensation costs that would have been included in net loss if the fair value method had been applied	(877,300)	(734,200)	(2,299,600)	(2,143,600)

Pro forma net loss	$(12,896,900)	$(6,308,600)	$(25,212,000)	$(18,793,100)
Participation of preferred stock	—	—	—	(8,641,100)

Pro forma net loss available to common stockholders	$(12,896,900)	$(6,308,600)	$(25,212,000)	$(10,152,000)

Actual net loss per common share, basic and diluted	$(0.53)	$(0.37)	$(1.11)	$(1.22)
Pro forma net loss per common share, basic and diluted	$(0.55)	$(0.38)	$(1.17)	$(1.23)
Pro forma net loss available to participating preferred stockholders	$—	$—	$—	$(8,641,100)

Actual net loss per participating preferred share, basic and diluted	$—	$—	$—	$(0.87)
Pro forma net loss per participating preferred share, basic and diluted	$—	$—	$—	$(0.87)

4. Comprehensive Loss

For the three and nine months ended September 30, 2005 and 2004, comprehensive loss consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net loss	$(12,306,100)	$(6,214,500)	$(23,932,200)	$(18,582,300)
Unrealized gain (loss) on investment securities	(26,400)	3,500	(57,300)	(42,200)
Foreign currency translation loss	(12,400)	(25,800)	(97,300)	(83,600)

Total comprehensive loss	$(12,344,900)	$(6,236,800)	$(24,086,800)	$(18,708,100)

5. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and nine months ended September 30, 2005 and 2004 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated is as follows:

	September 30, 2005	December 31, 2004
	(unaudited)
United States	$1,293,800	$1,364,500
Europe	955,500	1,182,400

Total	$2,249,300	$2,546,900

6. Collaboration Agreement With Sepracor

On January 10, 2005, the Company entered into a collaboration agreement with Sepracor for the development of new drug candidates targeted toward the treatment of central nervous system disorders. Under the agreement, the parties will

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

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

In connection with the collaboration, Sepracor purchased 1,077,029 shares of the Company’s common stock for $10 million based on a per share price of approximately $9.28, which represented a 40 percent premium to the 30-day trailing average closing price. The Company recorded the aggregate premium amount of $3.1 million, which was computed based on the excess of the purchase price over the closing price of the Company’s common stock on January 10, 2005, as deferred revenue and the remaining purchase amount of $6.9 million as stockholders’ equity. The deferred revenue is being recognized as revenue as the related research activities are performed over the research term. Sepracor also agreed to purchase an additional $10 million of ACADIA common stock at a 25 percent premium to the 30-day trailing average closing price on the one-year anniversary of the collaboration, subject to customary closing conditions. These stock purchases, in the aggregate, shall not exceed 19.99 percent of the Company’s outstanding common stock after giving effect to the second purchase. During the three and nine months ended September 30, 2005, revenue of $985,000 and $2.7 million, respectively, was recognized under this collaboration.

7. Private Placement

On April 20, 2005, the Company completed a private placement in which it raised net proceeds of approximately $34 million through the sale, at a price of $6.82125 per share, of 5,277,621 shares of its common stock and warrants to purchase 1,319,402 shares of its common stock. The warrants have an exercise price of $8.148 per share, became exercisable on October 17, 2005, and will expire on April 19, 2010, unless earlier terminated. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the allocated fair value of the warrants at the issuance date of $4.5 million has been included as permanent equity. The fair value was determined at the date of issuance using the Black-Scholes model. Pursuant to the terms of the private placement, the Company filed a registration statement with the SEC to register for resale the shares of common stock sold in the private placement and the shares of common stock issuable upon the exercise of the warrants. This registration statement became effective June 7, 2005.

8. Commitments and Contingencies

On August 24, 2005, a jury rendered a verdict against the Company and two of its executive officers in a civil action filed by a former employee for claims of sexual harassment and retaliation. The jury awarded compensatory damages in the aggregate amount of $3.9 million, and punitive damages in the aggregate amount of $2.2 million against the Company. The jury also awarded punitive damages against the executive officers in the aggregate amount of $1.8 million. Pursuant to the Company’s bylaws and existing indemnity agreements, the Company is required to indemnify the executive officers. The Company has employment practices liability, or EPL, insurance in the amount of $3 million, of which approximately $2.5 remained available at September 30, 2005 and may be available to offset a portion of the compensatory damages as well as fees and expenses incurred in connection with this litigation.

Although the Company has filed a notice of appeal and intends to continue to contest the verdict, a charge of $5.9 million was recorded during the three months ended September 30, 2005. This amount represented the aggregate amount of damages awarded pursuant to the jury verdict together with $422,000 awarded for plaintiff’s fees and costs, net of $2.5 million in remaining proceeds which may be received under the Company’s EPL insurance policy. This anticipated insurance recovery is included in prepaid expenses, receivables and other current assets in the accompanying balance sheet.

During the fourth quarter, in connection with the appeal process, the Company has filed a bond with the San Diego Superior Court for an aggregate amount of $12.5 million, or approximately 150% of the total award. The bond is backed by a letter of credit in the amount of $12.5 million, which in turn is collateralized by approximately $17.0 million of cash and investment securities.

The Company strongly disagrees with, and does not believe that the facts support, the verdict rendered. The Company intends to contest the verdict vigorously through the appellate courts. There can be no assurance that the Company will prevail in its efforts to contest the verdict. The Company expects to incur additional legal costs in connection with such

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Unaudited)

proceedings. These proceedings may consume a substantial portion of the Company’s management and financial resources, regardless of outcome, and may take years to ultimately resolve. If these proceedings are resolved unfavorably, the Company’s business and financial condition may be harmed.

On November 1, 2005, the Company extended the lease term for its primary facilities consisting of research and office space located in San Diego, California for a period of seven years. The lease provides the Company with two additional two-year options to further extend the lease term and provides an early termination option.

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

Overview

Background

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have four drug programs in clinical development and several additional programs in preclinical and discovery stages. Our three proprietary Phase II-stage clinical programs are ACP-103 as an adjunctive therapy for schizophrenia, ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, and ACP-104 for the treatment of schizophrenia. We have retained worldwide commercialization rights for these programs. We also have a neuropathic pain program in an initial single-dose exploratory Phase II clinical trial and a glaucoma program in preclinical development, each in collaboration with Allergan.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At September 30, 2005, we had an accumulated deficit of $118.2 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Recent Developments

In October 2005, we announced that we had received a milestone payment pursuant to our neuropathic pain collaboration with Allergan during the third quarter. The payment was triggered by the commencement of an initial Phase II trial in this program by Allergan.

On August 24, 2005, a jury rendered a verdict against us and two of our executive officers in a civil action filed by a former employee for claims of sexual harassment and retaliation. The jury awarded compensatory damages in the aggregate amount of $3.9 million, and punitive damages in the aggregate amount of $2.2 million against us. The jury also awarded punitive damages against the executive officers in the aggregate amount of $1.8 million. Pursuant to our bylaws and existing indemnity agreements, we are required to indemnify these executive officers. We have employment practices liability, or EPL, insurance in the amount of $3 million, of which approximately $2.5 remained available at September 30, 2005 and may be available to offset a portion of the compensatory damages as well as fees and expenses incurred in connection with this litigation.

Although we have filed a notice of appeal and intend to continue to contest the verdict, we recorded a charge of $5.9 million during the three months ended September 30, 2005. This amount represented the aggregate amount of damages awarded pursuant to the jury verdict together with $422,000 awarded for plaintiff’s fees and costs, net of $2.5 million in remaining proceeds which may be received under our EPL insurance policy.

During the fourth quarter, in connection with the appeal process, we have filed a bond with the San Diego Superior Court for an aggregate amount of $12.5 million, or approximately 150% of the total award. The bond is backed by a letter of credit in the amount of $12.5 million, which in turn is collateralized by approximately $17.0 million of cash and investment securities.

We strongly disagree with, and do not believe that the facts support, the verdict rendered. We intend to contest the verdict vigorously through the appellate courts. There can be no assurance that we will prevail in our efforts to contest the verdict. We expect to incur additional legal costs in connection with such proceedings. These proceedings may consume a substantial portion of our management and financial resources, regardless of outcome, and may take years to ultimately resolve. If these proceedings are resolved unfavorably, our business and financial condition may be harmed.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan and one with Sepracor. We have also entered into a development agreement with The Stanley Medical Research Institute (“SMRI”), and smaller scale collaboration and license agreements with other parties. As of September 30, 2005, we had received $43.5 million in payments under these agreements, including research funding and related fees and upfront and milestone payments. We expect our revenues for the next several years to consist of payments under our current agreements and any additional collaborations, including potential upfront payments upon execution of new agreements, research funding and related fees throughout the research term of the agreements and milestone payments contingent upon achievement of agreed upon objectives.

Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we had received an aggregate of $11.2 million in research funding and related fees through September 30, 2005, and we are entitled to receive additional research funding through March 2006, at which time the research term of this agreement will end, unless extended by the parties. In addition, we may receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Pursuant to the terms of our January 2005 collaboration agreement with Sepracor, we had received $2.0 million in initial research funding through September 30, 2005, and we are entitled to receive additional research funding through January 2008. In addition, in connection with this collaboration, Sepracor purchased $10 million of our common stock at a 40 percent premium to the 30-day trailing average closing price. We recorded the aggregate premium amount of $3.1 million resulting from this stock purchase as deferred revenue, which we are recognizing as revenue over the research term. Pursuant to our collaboration with Sepracor, if certain conditions are met, we are also eligible to receive license fees and milestone payments as well as royalties on product sales, if any. Pursuant to our development agreement with SMRI, we are entitled to receive up to $5 million in funding to support the development of ACP-104, of which $2 million had been received as of September 30, 2005.

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

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that costs associated with external service providers are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2005 and 2004, excluding stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Costs of external service providers:
ACP-103	$1,733	$1,055	$4,086	$3,566
ACP-104	388	510	706	674
Other	511	441	1,259	1,096

Subtotal	2,632	2,006	6,051	5,336
Internal costs	5,433	3,917	14,693	11,743

Total research and development	$8,065	$5,923	$20,744	$17,079

At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our drug programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our drug candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While we are currently focused on advancing the clinical development of ACP-103 and ACP-104, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as an ongoing assessment as to each drug candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which drug candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.

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

Revenue Recognition

We recognize revenues in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. Our revenues are primarily related to our collaboration agreements, and such agreements provide for various types of payments to us, including research funding and related fees, upfront payments, milestone payments, and royalties. We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

Comparison of the Three Months Ended September 30, 2005 and 2004

Revenues

Revenues increased to $3.7 million for the three months ended September 30, 2005 from $1.6 million for the three months ended September 30, 2004. This increase was primarily due to $985,000 in revenues recognized under our collaboration agreement with Sepracor, which commenced in January 2005, increased revenues from our collaboration agreements with Allergan, and $500,000 in revenues earned pursuant to our agreement with SMRI during the three months ended September 30, 2005. Revenues from our collaboration agreements with Allergan increased to $2.1 million for the three months ended September 30, 2005 from $1.5 million for the comparable period of 2004. This increase was primarily due to increased milestone payments earned during the three months ended September 30, 2005 relative to the comparable period of 2004.

Research and Development Expenses

Research and development expenses increased to $8.1 million for the three months ended September 30, 2005 from $5.9 million for the three months ended September 30, 2004. This increase was primarily due to $626,000 in increased fees paid to external service providers, and $1.5 million in increased costs associated with our internal research and development activities, comprised of $1.0 million in increased salaries and related personnel costs, including costs associated with expansion of our research and development organization and employee termination costs, $249,000 in increased laboratory supplies, and increased facility and other costs. External service costs totaled $2.6 million, or 33 percent of our research and development expenses, for the three months ended September 30, 2005, compared to $2.0 million, or 34 percent of our research and development expenses, for the comparable period in 2004. The increase in external service costs for the three months ended September 30, 2005 relative to the comparable period of 2004 was primarily attributable to increased clinical development expenses associated with ACP-103. We expect that our research and development costs will increase significantly in future periods as we continue to pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

General and Administrative Expenses

General and administrative expenses increased to $2.1 million for the three months ended September 30, 2005 from $1.3 million for the three months ended September 30, 2004. The increase in general and administrative expenses was primarily due to $511,000 in increased professional fees, including increased costs associated with operating as a public company and costs related to litigation, $193,000 in increased salaries and related personnel costs, and increased facility and other costs. We anticipate increases in general and administrative expenses in future periods as we continue to expand our administrative organization and incur additional costs associated with operating as a public company, costs related to litigation, and costs to support the future operations and growth of our organization.

Provision for Loss From Litigation

During the three months ended September 30, 2005, we recorded a charge of $5.9 million, which amount represented the aggregate amount of damages awarded pursuant to the jury verdict against us together with $422,000 awarded for plaintiff’s fees and costs, net of $2.5 million in remaining proceeds which may be received under our employment practices liability insurance policy. While we have filed a notice of appeal and intend to contest the verdict vigorously, there can be no assurance that ultimately we will prevail.

Stock-Based Compensation Expenses

Stock-based compensation expenses totaled $462,000 for the three months ended September 30, 2005, compared to $670,000 for the three months ended September 30, 2004. The decrease in stock-based compensation expenses resulted largely from a decrease in the amortization of deferred stock-based compensation associated with employee stock options.

Interest Income

Interest income increased to $547,000 for the three months ended September 30, 2005 from $204,000 for the three months ended September 30, 2004. The increase in interest income was primarily due to higher average levels of cash and investment securities and, to a lesser extent, increased yields on our investment portfolio.

Interest Expense

Interest expense decreased to $40,000 for the three months ended September 30, 2005 from $96,000 for the three months ended September 30, 2004. The decrease in interest expense was primarily due to repayments under our loan agreements.

Comparison of the Nine Months Ended September 30, 2005 and 2004

Revenues

Revenues increased to $8.5 million for the nine months ended September 30, 2005 from $3.5 million for the comparable period of 2004. This increase was primarily due to $2.7 million in revenues recognized under our collaboration agreement with Sepracor, which commenced in January 2005, $1.5 million in revenues earned pursuant to our agreement with SMRI, and increased revenues from our collaboration agreements with Allergan during the nine months ended September 30, 2005. Revenues from our collaboration agreements with Allergan increased to $4.2 million for the nine months ended September 30, 2005 from $3.4 million for the comparable period of 2004. This increase was primarily due to increased milestone payments earned during the nine months ended September 30, 2005 relative to the comparable period of 2004.

Research and Development Expenses

Research and development expenses increased to $20.7 million for the nine months ended September 30, 2005 from $17.1 million for the comparable period of 2004. This increase was primarily due to $3.0 million in increased costs associated with our internal research and development activities, comprised of $2.1 million in increased salaries and related personnel costs, primarily related to expansion of our research and development organization, $498,000 in increased equipment and facilities expenses, and increased laboratory supply and other costs, as well as $715,000 in increased fees paid to external service providers. External service costs totaled $6.1 million, or 29 percent of our research and development expenses, for the nine months ended September 30, 2005 compared to $5.3 million, or 31 percent of our research and development expenses, for the comparable period in 2004.

General and Administrative Expenses

General and administrative expenses increased to $5.8 million for the nine months ended September 30, 2005 from $3.1 million for the comparable period of 2004. This increase was primarily due to $1.4 million in increased professional fees and insurance costs, including increased costs associated with operating as a public company and costs related to litigation, $942,000 in increased salaries and related personnel costs, and $349,000 in increased facility and other administrative costs.

Provision for Loss from Litigation

During the nine months ended September 30, 2005, we recorded a charge of $5.9 million, which amount represented the aggregate amount of damages awarded pursuant to the jury verdict against us together with $422,000 awarded for plaintiff’s fees and costs, net of $2.5 million in remaining proceeds which may be received under our employment practices liability insurance policy. While we have filed a notice of appeal and intend to contest the verdict vigorously, there can be no assurance that ultimately we will prevail.

Stock-Based Compensation Expenses

Stock-based compensation expense totaled $1.2 million for the nine months ended September 30, 2005, compared to $2.0 million for the comparable period of 2004. The decrease in stock-based compensation expense resulted largely from a decrease in the amortization of deferred stock-based compensation associated with employee stock options.

Interest Income

Interest income increased to $1.3 million for the nine months ended September 30, 2005 from $409,000 for the comparable period in 2004. The increase in interest income was primarily due to higher average levels of cash and investment securities and, to a lesser extent, increased yields on our investment portfolio.

Interest Expense

Interest expense decreased to $128,000 for the nine months ended September 30, 2005 from $351,000 for the comparable period in 2004. The decrease in interest expense was primarily due to repayments under our loan agreements.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments under our collaboration agreements, debt financings, and interest income. As of September 30, 2005, we had received $156.2 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our stock, $43.5 million in payments from collaboration agreements, $19.9 million in debt financing, and $7.4 million in interest income.

At September 30, 2005, we had approximately $62.7 million in cash, cash equivalents and investment securities compared to $35.9 million at December 31, 2004. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions and government agencies. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities decreased to $13.2 million for the nine months ended September 30, 2005 compared to $14.0 million for the nine months ended September 30, 2004. This decrease was primarily due to an increase of $8.4 million in accrued loss from litigation and an increase of $3.0 million in deferred revenue from our collaboration agreements during the nine months ended September 30, 2005, compared to an increase of $334,000 in deferred revenue during the comparable period in 2004, partially offset by an increase of $3.4 million in our prepaid expenses, receivables and other current assets, an increase in our net loss and a decrease in accounts payable. The increase in deferred revenue during the nine months ended September 30, 2005 was largely attributable to payments from our collaboration with Sepracor, including a portion of the premium amount of $3.1 million resulting from Sepracor’s purchase of $10 million of our common stock in January 2005.

Net cash used in investing activities other than purchases and maturities of investment securities reflects our purchases of property and equipment. We fund the majority of our purchases of property and equipment through equipment financing agreements and other debt facilities.

Net cash provided by financing activities totaled $40.8 million for the nine months ended September 30, 2005, compared to $30.4 million for the nine months ended September 30, 2004. The net cash provided by financing activities in the nine months ended September 30, 2005 was primarily due to $41.5 million in net proceeds received from sales of our equity securities, including $34.0 million received from the sale of common stock and warrants to purchase common stock in our April 2005 private placement and $6.9 million resulting from the purchase of common stock by Sepracor, which amount does not include the $3.1 million premium received in connection with this stock purchase, partially offset by net repayments of our long-term debt. Sepracor has agreed to purchase an additional $10 million of our common stock in January 2006 at a 25 percent premium to the then 30-day trailing average closing price, subject to specified closing conditions set forth in a stock purchase agreement entered into by the parties. The net cash provided by financing activities for the nine months ended September 30, 2004 was primarily due to net proceeds of approximately $31.1 million raised in our initial public offering, offset by net repayments of our long-term debt.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment acquisitions. The agreements contain interest rates ranging from 7.93 to 9.58 percent per annum. At September 30, 2005, we had $1.8 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at September 30, 2005.

The following table summarizes our contractual obligations at September 30, 2005 and includes the minimum lease obligations under the lease extension for our primary facilities entered into on November 1, 2005:

	Total	Less than 1 Year	1 - 3 Years (2006-2009)	4 - 5 Years (2009-2010)	After 5 Years
Operating leases	$13,071,000	$1,830,500	$4,855,900	$1,925,100	$4,459,500
Long-term debt	2,053,600	1,049,400	1,004,200	—	—

Total	$15,124,600	$2,879,900	$5,860,100	$1,925,100	$4,459,500

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $5.9 million of future services under these agreements as of September 30, 2005. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

We have consumed substantial amounts of capital since our inception. We anticipate that our cash and investment securities will total approximately $52 to $55 million at December 31, 2005. Although we believe our existing cash resources and the anticipated payments from existing agreements with our collaborators will be sufficient to fund our anticipated cash requirements through at least mid-2007, we will require significant additional financing in the future to fund our operations. After September 30, 2005, we filed a bond with the San Diego Superior Court for $12.5 million that is backed by a letter of credit in the amount of $12.5 million, which in turn is collateralized by approximately $17.0 million of our cash and investment securities.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, and other events or developments, under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of drug candidates;

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our drug candidates; and

•	the costs associated with litigation.

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

We have experienced significant net losses since our inception. As of September 30, 2005, we had an accumulated deficit of approximately $118.2 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Substantially all of our revenues for the three and nine months ended September 30, 2005 were from our agreements with Allergan, Sepracor and SMRI. We anticipate that collaborations with pharmaceutical companies will continue to be our primary source of revenues for the next several years, which provide us with research funding and potential milestone payments and royalties. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

All of our drug candidates are at an early stage of development and the historical rate of failures for drug candidates is extremely high. Our three internal Phase II-stage clinical programs are ACP-103 as an adjunctive therapy for schizophrenia, ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, and ACP-104 for the treatment of schizophrenia. We also have a neuropathic pain program in an initial exploratory Phase II clinical trial in collaboration with Allergan.

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

If we do not successfully complete preclinical and clinical development, we will be unable to market and sell products derived from our drug candidates and to generate product revenues. Even if we do successfully complete Phase I and Phase II clinical trials, those results are not necessarily predictive of results of additional trials needed before a new drug application, or NDA, may be submitted to the FDA. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay our ability to generate product revenues.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	manufacturing sufficient quantities of a drug candidate;

•	obtaining approval of an NDA from the FDA;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site; and

•	insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated retention rate of patients in clinical trials;

•	serious adverse events or side effects experienced by participants; and

•	insufficient supply or deficient quality of drug candidates or other materials necessary for the conduct of our clinical trials.

Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential drug candidate. If we experience delays, suspensions or terminations in our clinical trials, the commercial prospects for that drug candidates will be harmed, and our ability to generate product revenues will be delayed.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.

We have consumed substantial amounts of capital since our inception. For the year ended December 31, 2004, we used $20.7 million in cash to fund our operating activities and additional cash for purchases of property and equipment and repayment of long-term debt. For the nine months ended September 30, 2005, we used $13.2 million in cash to fund our operating activities and additional cash for purchases of property and equipment and repayment of long-term debt. We anticipate that our cash and investment securities will total approximately $52 to $55 million at December 31, 2005. Although we believe our existing cash resources and anticipated payments from existing agreements with our collaborators will be sufficient to fund our anticipated cash requirements through at least mid-2007, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the ability of our collaborators and us to reach the milestones, and other events or developments, triggering payments under our collaboration agreements or to otherwise make payments under these agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production;

•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our drug candidates; and

•	the costs associated with litigation.

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

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, commercialization and regulatory expertise for selected drug candidates. Substantially all of our revenues for the three and nine months ended September 30, 2005 were from our agreements with Allergan, Sepracor and SMRI. We expect that nearly all of our revenues for the foreseeable future will be generated by collaborations, although there is no guarantee that revenues from our collaborations will continue at current or past levels.

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

The continuation of our collaborations is dependent on our collaborators’ periodic renewal of the governing agreements. Allergan and Sepracor can terminate our existing collaborations before the full term of these collaborations under specific circumstances, including in some cases the right to terminate upon notice. We may not be able to renew these collaborations on acceptable terms, if at all. In particular, the research term of our 2003 collaboration with Allergan will expire in March 2006, unless extended by the parties. We also face competition in our search for new collaborators.

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

Although we design and manage our current preclinical studies and clinical trials, we currently do not have the ability to conduct clinical trials for our drug candidates. In addition to our collaborators, we rely on contract research organizations, medical institutions, clinical investigators and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. In addition, we also rely on third parties to assist with our preclinical studies, including studies regarding biological activity, safety, absorption, metabolism, and excretion of drug candidates.

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

We will need to expand and effectively manage our operations and facilities in order to advance our drug development programs, achieve milestones under our collaboration agreements, facilitate additional collaborations and pursue other development activities. It is possible that our human resources and infrastructure may be inadequate to support our future growth. To manage our growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures in at least two countries and to attract and retain sufficient numbers of talented employees. In addition, we may have to develop sales, marketing and distribution capabilities if we decide to market any drug that we may successfully develop. We may not successfully manage the expansion of our operations and, accordingly, may not achieve our research, development and commercialization goals.

We face financial and administrative challenges in coordinating the operations of our European activities with our activities in California, which could have an adverse impact on our operations.

In June 2005, we consolidated our chemistry operations in a single research and development facility located in Malmo, Sweden. We have incurred and are likely to incur additional costs in setting up and adjusting to operations in a new country with a new Swedish subsidiary. Our subsidiary in Sweden, ACADIA Pharmaceuticals AB, employs approximately 32 percent of our total personnel and is engaged in research and development activities, with primary responsibility for combinatorial, medicinal and analytical chemistry. Our principal executive offices, however, are located in San Diego. The additional administrative expense required to follow and coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay any development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency translation gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the status of development of ACP-103 and ACP-104 and the preclinical and clinical development of our other drug candidates;

•	whether we generate revenues by achieving specified research or commercialization milestones under any agreements or otherwise receive potential payments under these agreements;

•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period;

•	the initiation, termination or reduction in the scope of our collaborations during these periods or any disputes regarding these collaborations;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development and other internal research and development efforts;

•	the effect of competing technologies and products and market developments;

•	the costs associated with litigation; and

•	general and industry specific economic conditions.

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

Changes in stock option accounting treatment will adversely affect our results of operations.

Changes in stock option accounting treatment commencing January 1, 2006 will require us to account for employee stock options as compensation expense in our financial statements. In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. We are required to implement SFAS 123(R) in our first quarter of 2006. We are currently evaluating the requirements of SFAS 123(R) and we have not yet fully determined the impact on our consolidated financial statements. However, implementation of SFAS 123(R) could materially, and will adversely, affect our reported results of operations and our timing to achieve profitability.

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

We may attempt to acquire businesses, technologies, services, or products or license in technologies that we believe are a strategic fit with our business. We have limited experience in identifying acquisition targets, successfully completing proposed acquisitions and integrating any acquired businesses, technologies, services or products into our current infrastructure. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize its anticipated benefits.

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

Ongoing litigation may consume our management and financial resources and could adversely affect our business.

Approximately $8.4 million in the aggregate has been awarded against us in connection with a jury verdict in a civil action rendered in August 2005. While we have posted a bond, filed a notice of appeal and intend to contest the verdict vigorously through the appellate courts, there can be no assurance that we will prevail in our efforts to contest the verdict on appeal. We will incur additional legal costs in connection with an appeal. The appeal will also require the attention of certain of our employees whose time could be used to further our business objectives. These proceedings may consume a substantial portion of the our management and financial resources, regardless of outcome, and may take years to ultimately resolve. If these proceedings are resolved unfavorably, our business and financial condition may be harmed.

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

The market prices for securities of biotechnology companies in general, and early-stage drug discovery and development companies in particular have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, including results of our clinical trials for ACP-103, ACP-104, and our neuropathic pain collaboration;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities such as chat rooms;

•	public concern as to, and legislative action with respect to, genetic testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;

•	regulatory developments in the United States and foreign countries;

•	developments in litigation or the announcement of new litigation matters; or

•	economic and political factors, including wars, terrorism and political unrest.

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

Our directors, executive officers and holders of five percent or more of our outstanding common stock and their affiliates beneficially own a substantial portion of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of all of our directors, amendments to our certificate of incorporation, going-private transactions and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. As of November 1, 2005, holders of at least 8 million shares of our common stock, and holders of approximately 74,000 shares issuable upon the exercise of warrants, had rights to cause us to file a registration statement on their behalf or include those shares in registration statements that we may file on our behalf or on behalf of other stockholders. We have filed a registration statement with respect to approximately 6.5 million shares of our common stock that are owned by stockholders, including approximately 1.3 million shares that may be issued upon the exercise of warrants. Our stock price may decline as a result of the sale of shares of our common stock pursuant to the prospectus included in that registration statement, which was declared effective on June 7, 2005.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, government agencies and financial institutions with maturities of less than two years. If a 10 percent change in interest rates were to have occurred on September 30, 2005, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that its disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 24, 2005, a San Diego Superior Court jury rendered a verdict against the Company and two of our executive officers in a civil action, captioned Audra Scully v. ACADIA Pharmaceuticals Inc., Mark Brann and Robert Davis, which had been filed by a former employee of the Company in August 2004 for claims of sexual harassment and retaliation. The jury awarded compensatory damages in the aggregate amount of $3.9 million and punitive damages in the aggregate amount of $2.2 million against the Company. The jury also awarded punitive damages against the executive officers in the aggregate amount of $1.8 million. The trial court also awarded $422,000 for plaintiff’s fees and costs. Pursuant to our bylaws and existing indemnity agreements, we are required to indemnify our executive officers. We have employment practices liability, or EPL, insurance in the amount of $3 million, which may be used to offset a portion of the compensatory damages as well as fees and expenses incurred in connection with this litigation.

We filed motions for a new hearing and a motion for judgment notwithstanding the verdict, or JNOV, with the trial court. The trial court ruled against us on those motions on October 28, 2005. We filed a notice of appeal on November 9, 2005 and intend to continue to contest the verdict vigorously through the appellate court. There can be no assurance that we will prevail in our efforts to contest the verdict and we expect to incur additional legal costs in connections with such proceedings. In the fourth quarter, in connection with the appeal, we filed a bond with the San Diego Superior Court in the aggregate amount of $12.5 million, or approximately 150% of the total award.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (filed as Exhibit 4.3 to Registration Statement No 333-124753).

10.1	Separation Agreement, dated November 1, 2005, by and between the registrant and Robert E. Davis, Ph.D. (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K, filed November 3, 2005).

10.2	Consultant Agreement, effective November 4, 2005, by and between the registrant and Robert E. Davis, Ph.D. (incorporated by reference to Exhibit 99.2 to registrant’s Current Report on Form 8-K, filed November 3, 2005).

10.3	Lease Amendment, dated November 1, 2005, between registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the registrant and R.G. Harris Co.

10.4	Lease Agreement, executed November 2, 2005, between the ACADIA Pharmaceuticals AB and Medeon Fastigheter AB

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 14, 2005	By:	/s/ ULI HACKSELL
Uli Hacksell, Ph.D.
Chief Executive Officer
(on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ THOMAS H. AASEN
Thomas H. Aasen
Vice President and Chief Financial Officer
(on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)