Form 10-K
period 2005-12-31
ACADIA PHARMACEUTICALS INC
filed 2006-03-15
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(858) 558-2871

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $149 million, based on the closing price of the registrant’s common stock on the Nasdaq National Market on June 30, 2005 of $8.40 per share.

As of February 28, 2006, 24,349,875 shares of registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 1, 2006 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

FORM 10-K

For the Year Ended December 31, 2005

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma,” “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new drug candidates or products, technology enhancements, possible changes in legislation, and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the discovery, development, and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have four programs in clinical development and several additional programs in preclinical development and discovery stages. Our three proprietary Phase II clinical programs are ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, ACP-103 as an adjunctive therapy for schizophrenia, and ACP-104 for the treatment of schizophrenia. We have retained worldwide commercialization rights for these programs. We also have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan, Inc. All of the drug candidates in our product pipeline emanate from discoveries made using our proprietary drug discovery platform.

The annual worldwide market for drugs used to treat schizophrenia and other psychoses exceeds $14 billion and the annual worldwide market for drugs used to treat Parkinson’s disease exceeds $2 billion. Current therapies in each of these two markets have substantial limitations and we believe that significant opportunities exist for improved therapies.

In our first clinical program, we are developing ACP-103 to treat the debilitating psychiatric and motoric dysfunctions that frequently result from currently prescribed Parkinson’s disease therapies. We have completed a Phase Ib/IIa clinical trial that demonstrated safety and tolerability of ACP-103 in Parkinson’s disease patients. We have also completed enrollment of a multi-center Phase II clinical trial designed to evaluate the efficacy, safety and tolerability of ACP-103 in Parkinson’s disease patients suffering from treatment-induced psychosis. In June 2005, we reported results from an interim trend analysis of this trial. We expect to report results from the complete Phase II study during March 2006. In addition, we are currently conducting a study to evaluate the ability of ACP-103 to treat drug-induced dyskinesias, a motoric dysfunction, in patients with Parkinson’s disease.

In our second clinical program, we are developing ACP-103 as an adjunctive therapy for schizophrenia. We believe that the use of ACP-103 adjunctively may result in an improved antipsychotic therapy with better efficacy and lower side effects relative to existing therapies. We have completed two clinical studies that showed that ACP-103 reduced motor disturbances associated with treatment with haloperidol, an existing antipsychotic drug. We are currently conducting a large multi-center Phase II clinical trial designed to evaluate the ability of ACP-103 when used adjunctively with other antipsychotic drugs to provide an improved therapy for patients with schizophrenia.

In our third clinical program, we are developing ACP-104 as a novel approach for the treatment of schizophrenia. Currently prescribed treatments often do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. We believe that ACP-104 may provide an effective antipsychotic therapy that may have the added advantage of improved cognitive function for patients with schizophrenia. We are currently conducting the initial studies in our Phase II clinical program for ACP-104 in patients with schizophrenia.

In our fourth clinical program, we have discovered a new class of compounds in collaboration with Allergan that we believe may represent a significant breakthrough in the treatment of neuropathic pain. Allergan has completed Phase I clinical trials with two drug candidates and is currently conducting Phase II clinical trials in this program.

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

We leverage our proprietary drug discovery platform and expertise through collaborations with pharmaceutical and biotechnology companies. We have three collaborations with Allergan and one with Sepracor Inc. for the discovery and development of small molecule drug candidates. To date, we have received research funding, upfront and milestone payments from our collaborators, and equity investments from Allergan and Sepracor. We may receive additional payments, including research support, milestone payments, and royalties on product sales.

We have assembled a management team with significant industry experience to lead the discovery, development, and commercialization of our drug candidates. Members of our management team have contributed to the discovery, development, and approval of multiple drug candidates to treat central nervous system disorders and are also experts in the application of gene, target, and chemical technologies in drug discovery. We complement our management team with a network of scientific and clinical advisors that includes recognized experts in the fields of schizophrenia, Parkinson’s disease, and other central nervous system disorders.

We were originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. In 1997, we reincorporated in Delaware. “ACADIA” and “R-SAT” are our registered trademarks. Our logos and trademarks are the property of ACADIA Pharmaceuticals Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

We maintain a website at www.acadia-pharm.com. We make available free of charge on our website our periodic and current reports as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission, or SEC. Information contained on, or accessible through, our website is not part of this report or our other filings with the SEC.

Our Strategy

Our goal is to become a leader in the discovery, development, and commercialization of novel small molecule drugs for the treatment of central nervous system disorders and other areas of unmet medical need. Key elements of our strategy are to:

•	Develop and commercialize our lead drug candidates. We are focused on advancing the development of our three internal clinical programs, ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, ACP-103 as an adjunctive therapy for schizophrenia, and ACP-104 for the treatment of schizophrenia. We intend to complete Phase II clinical trials in each of these programs and, with a partner or independently, continue to advance these programs through clinical development and, if successful, to commercialization. In therapeutic indications in which we have a cost-effective development path and believe our drug candidates could effectively be marketed by us, we intend to engage in late-stage clinical development and commercialization.

•	Selectively establish strategic collaborations to advance and maximize the commercial potential of our pipeline. We will continue to pursue selective strategic collaborations to leverage the development, regulatory, and commercialization expertise of our partners. In therapeutic indications that do not have a cost-effective development path or require a large sales force, we plan to complete late-stage clinical development and commercialization of our drug candidates through, or in collaboration with, partners. However, we plan to retain selected commercialization rights to our products where we can pursue specialty markets that could result in significant financial return on our investment.

•	Expand our pipeline of drug candidates for the treatment of central nervous system and related disorders. We plan to continue using our proprietary drug discovery platform and expertise to expand our pipeline of drug candidates for the treatment of central nervous system disorders and related disorders. We believe that these disorders represent significant market opportunities. We believe that our diversified pipeline of programs will mitigate the risks inherent in drug discovery and development and increase the likelihood of commercial success.

•	Leverage our proprietary drug discovery platform to identify novel drug candidates outside of our core focus. In addition to our focus on central nervous system disorders, we are leveraging our proprietary drug discovery platform to identify novel drug candidates in therapeutic areas outside of our core focus that we may develop independently or in partnerships. Our platform has broad applicability in a variety of other therapeutic areas, including ophthalmology, endocrinology, and oncology. To date, we have formed collaborations with Allergan in the area of ophthalmology. We may continue to selectively partner or out-license drug candidates in therapeutic areas outside of our core focus.

•	Maintain and enhance our technology leadership position. We believe we are a leader in small molecule discovery with expertise in molecular biology, ultra-high throughput screening, pharmacology, and chemistry. Currently we have three proprietary target-based platforms that incorporate some of the largest gene families that include the most relevant targets for small molecule drug discovery. In addition, we will continue to augment our proprietary chemistry capabilities and expand our diverse compound library.

•	Opportunistically in-license or acquire complementary technologies and drug candidates. Although we have discovered all of the drug candidates currently in our pipeline, we believe that in-licensing or acquiring technologies and drug candidates that complement our capabilities may enable us to expand our product pipeline more rapidly and enhance our state-of-the-art discovery capabilities. Therefore, in the future, we may elect to in-license or acquire complementary technologies and augment our internal pipeline with drug candidates or products.

Our Programs

Our programs include four programs in clinical development, two programs in IND-track development, where we or a collaborator have selected a drug candidate for development and are seeking to complete toxicology and other development testing in preparation for future clinical trials, and three programs in preclinical testing, where we have not yet selected a drug candidate for development. Our programs address diseases that are not well served by currently available therapies and represent large potential commercial market opportunities. We believe that our drug candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our programs:

Program	Stage of Development	Commercialization Rights

ACP-103 for treatment-induced dysfunctions in Parkinson’s disease	Phase II	ACADIA

ACP-103 as an adjunctive therapy for schizophrenia	Phase II	ACADIA

ACP-104 for schizophrenia	Phase II	ACADIA

AGN-XX and AGN-YY for neuropathic pain	Phase II	Allergan

AC-262271 for glaucoma	IND-track development	Allergan

ACP-105 for endocrine indications	IND-track development	ACADIA

Serotonin program for neuropsychiatry and sleep indications	Preclinical	ACADIA

Muscarinic program for neuropsychiatry and other indications	Preclinical	Sepracor

Cannabinoid CB1 program for obesity and substance abuse indications	Preclinical	ACADIA

Our Clinical Programs

Treatment-Induced Dysfunctions in Parkinson’s Disease

Disease and Market Overview

Parkinson’s disease is a chronic, progressive, neurological disorder that results from the degeneration of neurons in a region of the brain that controls movement. This degeneration creates a shortage of an important brain signaling chemical, or neurotransmitter, known as dopamine, rendering patients unable to initiate their movements in a normal manner. Parkinson’s disease is characterized by a number of symptoms including tremors, limb stiffness, slowness of movements, and difficulties with posture and balance. The severity of Parkinson’s disease symptoms tends to worsen over time.

According to the American Parkinson’s Disease Association, over 1.5 million people in the United States suffer from this disease. Parkinson’s disease is more prevalent in people over 60 years of age, and the incidence and prevalence of this disease is expected to increase as the average age of the population increases. In 2004, approximately $2.5 billion was spent on drug therapy worldwide to treat Parkinson’s disease.

Parkinson’s disease patients are currently treated with dopamine replacement therapies such as levodopa, commonly referred to as L-dopa, and dopamine agonists, which are molecules that mimic the action of dopamine. These therapies are relatively effective in controlling the symptoms of the disease in most patients. However, the use of these agents normally is required throughout the course of the disease and often results in a range of side effects that are not effectively treated with marketed drugs. These side effects may include neuropsychiatric abnormalities such as hallucinosis and psychosis, as well as uncontrollable movements of the limbs, referred to as dyskinesias. Studies have suggested that approximately 30 percent of Parkinson’s disease patients that are undergoing dopamine replacement therapies will develop hallucinosis, typically consisting of visual hallucinations, with a smaller portion of these patients developing a state of psychosis. These abnormalities are often disabling, and drug-induced psychosis is the most important factor leading to nursing home placements of Parkinson’s disease patients. In addition, drug-induced dyskinesias are estimated to occur in up to 80 percent of Parkinson’s disease patients after five years of receiving available therapies. Currently, there is a large unmet medical need for new therapies that will effectively control or eliminate the dose-limiting side effects that result from the use of dopamine replacement therapies in the treatment of Parkinson’s disease.

There have been numerous attempts to use existing antipsychotic drugs to treat the neuropsychiatric abnormalities caused by the treatment of Parkinson’s disease patients. Because antipsychotic agents worsen the preexisting brain dopamine deficit, these drugs are generally not well-tolerated by Parkinson’s disease patients. One antipsychotic drug therapy that has demonstrated efficacy in reducing treatment-induced psychosis in Parkinson’s disease patients without further impairing motor function is low-dose treatment with the generic drug clozapine. Our studies suggest that this unique clinical utility of clozapine arises from its ability to block a key serotonin receptor, a protein that responds to the neurotransmitter serotonin, known as the 5-HT2A receptor. The U.S. Food and Drug Administration, or FDA, has not approved any therapy for treatment-induced psychotic disorders in Parkinson’s disease. However, in Europe, the use of low-dose clozapine has been approved for this indication. Existing antipsychotic drugs, including Seroquel, are also used off-label for this indication in both the United States and in Europe.

ACP-103 for Treatment-Induced Dysfunctions in Parkinson’s Disease

Overview

ACP-103 is a small molecule drug candidate that we discovered and are developing to treat the debilitating psychiatric and motoric dysfunctions produced by current Parkinson’s disease therapies. ACP-103 is a novel, potent, and selective 5-HT2A inverse agonist, meaning that it blocks the activity of the 5-HT2A receptor. We believe that ACP-103 may effectively treat the hallucinosis, psychosis, and dyskinesias that frequently result from the use of existing Parkinson’s disease medications, thereby significantly improving the quality of life for Parkinson’s disease patients. Because ACP-103 does not interact with dopamine receptors, it is not expected to impair motor function in these patients.

Development Status

During the fourth quarter of 2005, we completed enrollment of a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate the efficacy, safety, and tolerability of ACP-103 in Parkinson’s disease patients suffering from treatment-induced psychosis. We expect to report the results of this trial during March 2006. We enrolled a total of 60 Parkinson’s disease patients in this trial at several clinical sites in the United States. The study involved once-daily oral administration of either ACP-103 at selected doses or a placebo for four weeks to patients who also received their stable dopamine replacement therapy. Efficacy was assessed by a battery of standard rating scales and by physicians’ global impressions of change at multiple times throughout the study period. In June 2005, we reported results from an interim trend analysis of this trial based on data from the first 30 patients to complete the study, of which 13 patients were treated with ACP-103 and 17 patients were administered placebo. This interim analysis examined trends relative to the trial’s endpoints of antipsychotic efficacy, comparing baseline to 28-day performance on two rating scales used in the trial. Results of the interim analysis demonstrated that the ACP-103 treatment group showed a greater reduction in psychotic symptoms on both rating scales, relative to the placebo treatment group. In addition, no serious adverse events were reported in the interim analysis. The interim findings are not necessarily indicative of the final results to be reported from the complete Phase II clinical trial. We also have an ongoing open-label extension study involving the extended use of ACP-103 in Parkinson’s disease patients with treatment-induced psychosis who have completed the aforementioned Phase II trial and may, in the opinion of the treating physician, benefit from continued treatment with ACP-103. This extension study is designed to determine the safety of ACP-103 during long-term administration.

In addition to our Phase II trial for Parkinson’s disease patients suffering from treatment-induced psychosis, we have an ongoing clinical pharmacology study to evaluate the ability of ACP-103 to treat levodopa-induced dyskinesias in patients with Parkinson’s disease. This study is being conducted at the National Institutes of Neurological Disorders and Stroke, an institute of the National Institutes of Health, and is expected to enroll up to 20 patients.

In June 2004, we reported results from a double-blind, placebo-controlled Phase Ib/IIa clinical trial with ACP-103 comprised of 12 Parkinson’s disease patients on standard dopamine replacement therapy. This clinical trial evaluated the safety and tolerability of ACP-103 in Parkinson’s disease patients following administration of 25 and 100 milligram doses once-daily for 14 days. ACP-103 was well-tolerated in these patients. Importantly, the motor skills of these patients did not deteriorate, an effect commonly seen with other antipsychotic drugs. In addition, patients who entered this trial with treatment-induced dyskinesias exhibited indications of antidyskinetic activity after ACP-103 administration. This outcome is consistent with the previously demonstrated antidyskinetic activity of ACP-103 in a monkey model of Parkinson’s disease.

ACP-103 Phase I and PET and Polysomnography Clinical Studies

In 2003, we completed two Phase I clinical trials that assessed the safety, tolerability, and blood levels of ACP-103 following oral administration in a total of 57 healthy volunteers. These randomized, double-blind, placebo-controlled, dose-escalation trials encompassed both single-dose and multiple-dose studies. The single-dose study evaluated five different dose levels ranging from 20 to 300 milligrams. The multiple dose-escalation study evaluated three different dose levels, ranging from 50 to 150 milligrams administered once-daily for 14 days. In both the single-dose and multiple-dose studies, ACP-103 exhibited consistent drug levels in the blood and a long half-life that we believe make our drug candidate ideal for once-daily dosing. ACP-103 was well-tolerated at plasma levels of 229 nanograms per milliliter and below with no changes in cardiovascular or neurological function and no serious adverse events at any plasma level of ACP-103. In addition to our Phase I clinical trials of ACP-103, we conducted drug receptor occupancy studies in healthy volunteers using non-invasive, positron emission tomography, or PET, with various single doses of ACP-103. This study demonstrated that even low acute oral doses of this drug candidate produce significant occupancy of 5-HT2A receptors in the human brain.

We have also completed enrollment of a randomized, double-blind, placebo-controlled, combined PET and polysomnography clinical study with ACP-103 in healthy older volunteers. This study is designed primarily to determine the relationship between brain receptor occupancy and steady state levels of ACP-103 and to assess the effect of steady-state oral administration of ACP-103 on deep, or slow wave, sleep. We enrolled a total of 45 subjects in this study, who were randomized to several different study arms, and each group was administered a different dose of ACP-103 or placebo for 14 consecutive days. We are planning to report results from this study during the second quarter of 2006. We believe that ACP-103 and other 5-HT2A inverse agonists in our serotonin program have the potential to treat insomnia symptoms and improve sleep maintenance, which is frequently disturbed in older adults because of decreased slow wave sleep.

Schizophrenia

Disease and Market Overview

Schizophrenia is a chronic, debilitating mental illness characterized by disturbances in thinking, emotional reaction, and behavior. These disturbances may include positive symptoms, such as hallucinations and delusions, and a range of negative symptoms, including cognitive disturbances. Schizophrenia is associated with persistent impairment of a patient’s social functioning and productivity. It is believed that cognitive disturbances prevent patients with schizophrenia from readjusting to society. As a result, patients with schizophrenia are required to be under medical care for their entire lives.

According to the National Institute of Mental Health, approximately one percent of the population develops schizophrenia during their lifetime and more than two million people in the United States suffer from this disease. Worldwide sales of drugs used to treat schizophrenia and other psychoses totaled approximately $14 billion in 2004. Currently, schizophrenia is treated by administration of first generation, known as typical, or second generation, known as atypical, antipsychotic agents. The typical antipsychotic agents that were introduced in the late-1950s block dopamine receptors. This class of compounds is effective against positive symptoms of schizophrenia but also produces disabling motor disturbances, including akathisia, an extremely distressful motor disturbance characterized by feelings of inner restlessness and an urge to move. Typical antipsychotic drugs fail to address or worsen most of the negative symptoms of schizophrenia and their use has decreased in the United States and Europe.

Atypical antipsychotic drugs produce fewer motor disturbances than typical antipsychotic agents, but also fail to address most of the negative symptoms of schizophrenia. It is believed that the efficacy of atypical antipsychotic drugs is due to their interactions with dopamine and 5-HT2A receptors. The side effects produced by the atypical agents may include severe obesity, type II diabetes, cardiovascular side effects, and motor disturbances, including akathisia. We believe that these side effects arise either from non-essential receptor interactions that are unrelated to their efficacy or from excessive dopamine blockade.

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

ACP-103 as an Adjunctive Therapy for Schizophrenia

Overview

We are developing ACP-103 as an adjunctive therapy to be used together with other antipsychotic drugs to treat schizophrenia. ACP-103 can be taken orally and is a novel, potent and selective 5-HT2A inverse agonist. By identifying and correlating the molecular properties of marketed antipsychotic drugs with their clinical actions, we have identified inverse agonism at 5-HT2A receptors as essential to the improved clinical profile of atypical antipsychotic drugs. By adding ACP-103 to existing treatment regimens, we believe that the optimal combination of 5-HT2A inverse agonism and dopamine receptor blockade can be achieved with a range of typical and atypical antipsychotic drugs. This adjunctive therapy may result in better efficacy and lower side effects.

Development Status

We are currently conducting a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate the ability of ACP-103 when used adjunctively with other antipsychotic drugs to provide an improved therapy for patients with schizophrenia. This clinical trial is exploring the ability of ACP-103 in adjunctive therapy with each of risperidone, an atypical antipsychotic drug, and haloperidol, a typical antipsychotic drug, to treat schizophrenia. We plan to enroll up to 400 patients with schizophrenia, who will be randomly assigned to one of five treatment groups. These groups will include treatment with ACP-103 together with selected doses of either risperidone or haloperidol, and three additional groups consisting of treatment with specified doses of risperidone or haloperidol along with a placebo. We will assess efficacy on positive and negative symptoms and tolerability using a battery of standard psychiatric and neurological rating scales. A formal interim analysis is planned for this study after 200 patients have completed the trial. We expect to report results from this interim analysis during the second half of 2006.

In December 2005, we reported results of a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate the ability of ACP-103 to treat haloperidol-induced akathisia in patients with schizophrenia. Results from this clinical study were based on 30 patients who completed the study protocol. Fourteen of these 30 patients received once-daily oral administration of 60 milligrams of ACP-103 and 16 were administered placebo over a five-day period. Subjects were also maintained on their pre-study dose of haloperidol during the course of the study. Patients were evaluated using the Barnes Akathisia Scale, or BAS, a four-item rating scale consisting of: objective akathisia (Item 1), subjective awareness of restlessness (Item 2), subjective distress related to restlessness (Item 3), and global clinical assessment of akathisia (Item 4). Overall, the results of the study showed that ACP-103 reduced akathisia relative to placebo. There were no statistically significant differences between ACP-103-treated and placebo-treated subjects for BAS Item 4, a priori defined as the primary outcome measure of the study, due to a large placebo response. However, ACP-103 significantly reduced BAS Item 1 on day 5 (p=0.04), and there were statistically significant improvements (p<0.05) or statistical trends (p<0.1) on day 3 for Item 1 (p=0.06), Item 2 (p=0.02), Item 3 (p=0.09), and the BAS total, Items 1-4, (p=0.03). ACP-103 was safe and well tolerated and no serious adverse events were reported in the study.

In September 2004, we reported results of a clinical study designed to assess the ability of ACP-103 to reduce side effects associated with drug treatment with haloperidol. This double-blind, placebo-controlled study involved 18 healthy volunteers. All subjects were administered a single 7.5 milligram dose of haloperidol and the majority of these subjects developed measurable akathisia. In addition, the haloperidol treatment induced approximately a three-fold increase in prolactin secretion. This condition of elevated prolactin secretion may adversely affect menstrual and sexual function and bone formation. The results of the study indicated that a single dose of ACP-103 reduced akathisia symptoms in most subjects. In addition, ACP-103 reduced haloperidol-induced increases in prolactin secretion by 33 percent.

ACP-104 as a Treatment for Schizophrenia Providing Potential Cognitive Benefits

Overview

ACP-104 is a small molecule drug candidate that we are developing as a stand-alone therapy for schizophrenia with the added potential benefit of enhanced cognition. It is known that large amounts of ACP-104, or N-desmethylclozapine, are formed in the body after administration of clozapine. That is, clozapine is metabolized to ACP-104. We discovered that ACP-104 has a unique ability to stimulate m1 muscarinic receptors. The m1 muscarinic receptors are widely known to play an important role in cognition. Since clozapine itself blocks the m1 muscarinic receptor, patients need to extensively metabolize clozapine into ACP-104 to stimulate this receptor and thereby overcome the blocking action of clozapine. Administration of ACP-104 will avoid the variability of this metabolic process and the competing action of clozapine. Like clozapine, ACP-104 interacts with 5-HT2A receptors. Our research indicates that ACP-104 is also a partial agonist that causes weak activation of dopamine D2 and D3 receptors, whereas clozapine and most other antipsychotic drugs block these dopamine receptors. These partial agonist properties of ACP-104 may lead to less motoric side effects than seen with most other antipsychotic drugs. We believe that ACP-104 represents a new approach to schizophrenia therapy that combines an atypical antipsychotic efficacy profile with the added potential benefit of enhanced cognition.

Development Status

We are currently conducting three initial studies in our Phase II clinical program for ACP-104. The first clinical trial is a double-blind, placebo-controlled, single ascending-dose study designed primarily to evaluate the safety, tolerability and blood levels of ACP-104 in patients with schizophrenia. In November 2005, we reported initial results from this study based on a total of 10 patients that were administered single doses of ACP-104 or placebo on separate days. Each patient received placebo and two distinct doses of ACP-104 ranging from 25 milligrams to 100 milligrams. Based on the initial doses administered in the study, peak plasma levels were in the range of ACP-104 exposure previously observed after the administration of clozapine. ACP-104 was safe and well tolerated at each of the doses tested and no dose limiting or serious adverse events were observed. Based on the initial results, we have expanded the single ascending-dose study to test higher doses of ACP-104.

ACP-104 is also being evaluated in an ongoing 14-day, steady-state, double-blind, placebo-controlled multiple ascending-dose study in patients with schizophrenia. This study is designed to evaluate the safety, tolerability and blood levels of ACP-104, as well as to provide preliminary indications of antipsychotic efficacy. We are also conducting a single-dose PET study in patients with schizophrenia, designed to establish a correlation between brain receptor occupancy and plasma levels of ACP-104. We are planning to report results from these three initial clinical trials with ACP-104, encompassing a total of approximately 50 patients, during the second quarter of 2006. Following completion of these initial studies, we plan to conduct additional studies to further assess the efficacy of ACP-104 in the treatment of patients with schizophrenia and cognitive disturbances.

We have analyzed data on clozapine and ACP-104 plasma levels relative to clinical response from two clinical trials that included 92 patients with schizophrenia treated with clozapine for up to six months. We demonstrated in this analysis that the plasma drug ratio of ACP-104 to clozapine positively predicts improvement in cognitive functioning and quality-of-life parameters in these patients. This analysis indicated that a higher ratio of ACP-104 relative to clozapine resulted in a better response by these patients in a wide range of standard cognitive functioning and quality of life clinical measures. The results of this analysis and our preclinical tests suggest that due to its ability to stimulate m1 receptors, ACP-104 is responsible for the cognitive benefits of clozapine.

Neuropathic Pain

Disease and Market Overview

Neuropathic pain is a common and increasingly prevalent form of pain that is thought to involve an alteration in nervous system function or a reorganization of nervous system structure. Neuropathic pain can be associated with nerve damage caused by trauma, diseases such as diabetes, shingles, irritable bowel syndrome, late-stage cancer or the toxic effects of chemotherapy. In many patients, damage to sensory nerves is accompanied by varying degrees of pain. The experience can range from mildly increased sensitivity to touch or temperature to excruciating pain. This kind of pain is extremely difficult to manage clinically because it fails to respond to most medications currently used to treat other forms of pain. According to Pharmaprojects, a healthcare publication, each year approximately 26 million people worldwide suffer from some form of neuropathic pain.

Drugs such as opioid painkillers and non-steroidal anti-inflammatory agents that are effective in treating inflammatory and acute pain usually are not effective in treating neuropathic pain. Opioid painkillers also have significant adverse side effects that limit their usefulness, including respiratory depression, nausea, vomiting, dizziness, sedation, mental clouding, constipation, urinary retention, and severe itching. In addition, prolonged chronic use of opioid painkillers can lead to the need for increasing dosage and potentially to addiction. Neurontin, previously the market leading treatment for neuropathic pain with sales of $2.7 billion in 2004, is now generic. Currently, the leading drugs approved for neuropathic pain indications include Lyrica, the successor to Neurontin, and Cymbalta. Lyrica had worldwide sales of $291 million in 2005. Cymbalta, indicated for treatment of diabetic peripheral neuropathic pain as well as treatment of major depressive disorder, had worldwide sales of $680 million in 2005. We believe that there is a large unmet medical need for new therapies with improved efficacy and side effect profiles.

Our Drug Candidates for Neuropathic Pain

In collaboration with Allergan, we have discovered and are developing a new class of small molecule drug candidates that we believe provide the potential for a significant breakthrough in the treatment of neuropathic pain. Using our proprietary drug discovery platform, we identified a previously unappreciated target for neuropathic pain, which is a key alpha adrenergic receptor subtype. We have discovered and are developing orally active, small molecule drug candidates that selectively activate this target. Our novel and selective alpha adrenergic agonists provide highly effective pain relief in a wide range of preclinical models, without the side effects of current pain therapies, including sedation and cardiovascular and respiratory effects. Allergan has demonstrated that these drug candidates are highly potent and efficacious when administered orally in relevant animal models and are more efficacious than Neurontin in preclinical models at approximately 300-fold lower doses.

Allergan has completed Phase I clinical trials for two orally active, small molecule drug candidates and is currently conducting Phase II clinical trials in this program. Based on the preclinical profile of these drug candidates and the results of the Phase I clinical trials, we believe that these drug candidates may represent a new class of highly effective and safe therapeutics for neuropathic pain.

Our IND-Track Development and Preclinical Programs

In addition to our clinical programs, we have two programs in IND-track development, where we or a collaborator have selected a drug candidate for development and are seeking to complete toxicology and other development testing in preparation for future clinical trials. We also have three programs that are in preclinical testing where we have not yet selected a drug candidate for development. The following summarizes our IND-track development and preclinical programs.

AC-262271 for treatment of Glaucoma

We have discovered and, in collaboration with Allergan, are developing AC-262271, a small molecule drug candidate for the treatment of glaucoma. Glaucoma is an eye disease that, if left untreated, can lead to degeneration of the optic nerve and blindness. Glaucoma is the second leading cause of blindness in the United States. A prevalent symptom of glaucoma is increased fluid pressure within the eye, or intraocular pressure. Currently, physicians treat glaucoma with multiple classes of therapeutics to optimize therapy and minimize side effects.

Using our proprietary drug discovery platform, we identified a subtype of the muscarinic receptors that controls intraocular pressure and discovered lead compounds that selectively activate this target. In a primate model of glaucoma, AC-262271 demonstrated efficacy and a long duration of action without causing visual disturbances, such as accommodation, a condition affecting retinal focusing. Preclinical data for AC-262271 suggests that this drug candidate has the potential to be a promising new therapy for glaucoma. Allergan is currently conducting studies with AC-262271 in preparation for possible clinical trials.

ACP-105 for treatment of endocrine indications

We have discovered and are developing ACP-105, a non-steroidal and selective androgen receptor agonist. ACP-105 is part of a class of molecules referred to as selective androgen receptor modulators, or SARMs. SARMs may advance the standard of treatment for a variety of disorders including muscle-wasting conditions and osteoporosis, with fewer side effects as compared to current treatments based on testosterone replacement.

ACP-105 has exhibited promising pharmacological properties and a favorable safety profile in preclinical testing. In addition, ACP-105 has reversed endocrine and bone-related markers of testosterone deficiency in preclinical animal testing. Unlike testosterone, ACP-105 had little effect on the prostate, thereby demonstrating tissue specificity in its actions. We have initiated development of ACP-105 and intend to complete toxicology and other testing in preparation for potential clinical trials.

Serotonin Preclinical Program

We use our serotonin program to generate new drug candidates to treat neuropsychiatric and related central nervous system disturbances. We discovered ACP-103, a potent and selective 5-HT2A inverse agonist, in this program. We have synthesized a large number of additional compounds having diverse pharmacological and pharmaceutical properties that interact with the various 5-HT2 and related receptor subtypes. These compounds may also be used to modify sleep architecture, particularly slow wave sleep that is commonly disturbed in the elderly. In connection with our collaboration agreement with Sepracor formed in January 2005, Sepracor has the option to select one preclinical 5-HT2A compound from this program for use in combination with LUNESTA, Sepracor’s insomnia drug, for sleep-related indications. We will retain the rights to all other compounds in this program.

Muscarinic Preclinical Program

Our muscarinic program is designed to deliver new drug candidates to treat psychosis, cognitive disturbances in patients with schizophrenia and dementia, neuropathic pain, and other indications. In January 2005, we formed a collaboration with Sepracor that is focused on further developing drug candidates resulting from our muscarinic program. This program includes our muscarinic agonists that selectively target the m1 muscarinic receptor and may represent a novel approach to the treatment of cognition in patients with schizophrenia. We have discovered over 300 potent muscarinic agonists that selectively target the m1 muscarinic receptor. These muscarinic agonist compounds inhibit behaviors associated with psychotic states and enhance cognitive function in preclinical models. We have also identified the muscarinic receptor subtype that we believe alleviates neuropathic pain. We have identified novel sites for muscarinic receptor/drug interactions that yield selective muscarinic agonists. Such compounds have not shown the side effects typical of non-selective muscarinic agents, but show robust effects in animal models of psychosis, cognition, and neuropathic pain. The promising preclinical profile of our selective muscarinic compounds suggests significant therapeutic potential. We have previously used this program to discover the muscarinic agonist action of ACP-104 and a series of preclinical analogs of ACP-104, and have retained all rights related to each of these compounds.

Cannabinoid CB1 Preclinical Program

We have discovered structurally novel lead compounds that potently and selectively block the cannabinoid CB1 receptor. The CB1 receptor is predominantly expressed in the central nervous system and has a key role in regulating appetite and other reward-based behaviors. Blockade of CB1 receptors may lead to novel treatments for obesity and substance abuse. CB1 receptor antagonists may also be useful in the treatment of disorders associated with cognitive deficits. We are currently conducting lead optimization with proprietary compounds that are potent and selective for the CB1 receptor, are active following oral dosing in preclinical animal models, and are well tolerated at high doses.

Our Drug Discovery Platform and Capabilities

Overview

We have established drug discovery and technical expertise in the areas of molecular biology, ultra-high throughput screening, molecular and behavioral pharmacology, and combinatorial, medicinal and analytical chemistry. In addition, we collaborate with world-renowned scientists, clinicians, and academic institutions. We believe that our expertise combined with our proprietary drug discovery platform has allowed us to discover drug candidates more efficiently than traditional approaches.

All of our drug candidates that are currently in clinical trials and earlier stages of discovery and development were discovered using our proprietary drug discovery platform. We have integrated our discovery and development capabilities with proprietary target-based and chemistry-based technologies. We have demonstrated that our platform can be used to rapidly identify drug-like, small molecule chemistries for a wide range of drug targets. We believe that the breadth of our discovery and development programs and the rapid pace at which we have discovered drug candidates provide strong validation of our proprietary platform and a basis for expanding our pipeline.

Our Drug Discovery Approach

Our drug discovery approach is designed to introduce chemistry at an early stage in the drug discovery process and enable selection of the most attractive, drug-like chemistries for desired targets that we validate with past clinical experience. A key to our discovery approach is our comprehensive set of proprietary functional test systems, or assays, that we are developing for members of three important gene families, G-protein coupled receptors, or GPCRs, nuclear receptors, or NRs, and tyrosine kinase linked receptors, or RTKs. We believe that these gene families represent the most relevant and feasible targets for small molecule drug discovery. We use our proprietary assays to validate drug targets and to discover novel small molecule drug candidates that are specific for these targets using two complementary approaches.

Our first approach is to validate potential drug targets. We profile our collection of reference drugs, primarily consisting of currently and formerly marketed central nervous system drugs, over a range of targets in our functional assays to link clinical and physiological effects of drugs with specific drug targets. Using our reference-drug approach, we are able to identify key drug targets that are validated with past clinical experience as well as the targets that we believe are responsible for various side effects of these drugs. Our discoveries of ACP-103 and ACP-104 resulted from the successful application of our reference-drug approach.

Our second approach is to broadly screen large numbers of targets for the most attractive small molecule chemistries. These chemistries may be prioritized and used as starting points for our drug discovery programs. Using this approach, we discovered that one of our target-specific chemistries demonstrated activity in preclinical models of neuropathic pain, providing the starting point for our collaborative neuropathic pain clinical program. Similarly, one of our selective muscarinic agonists was active in a glaucoma model without showing classical side effects, providing the starting point for our collaborative glaucoma development program.

Key Components of Our Drug Discovery Platform

Key components of our drug discovery platform are discussed below:

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

R-SAT and Other Functional Assay Technologies

Our proprietary receptor selection and amplification technology, which we refer to as R-SAT, is a valuable component of our drug discovery platform. R-SAT is a cell-based assay system where genes are transferred to cultured cells. The functional activity of the gene products, or potential drug targets, are then evaluated through signal transduction pathways that lead to cellular growth. The growth signals are reported using marker gene technologies. Thus, effects of drugs on potential drug targets can be efficiently detected as changes in color or fluorescence. R-SAT enables the efficient screening of large compound libraries for identification of new chemistries at given targets, as well as detailed pharmacological testing of compounds at a wide range of targets. In addition to R-SAT, we have developed other proprietary tools that evaluate compound interaction with these targets. One of these technologies measures the physical interaction of GPCRs and RTKs with signaling proteins.

Proprietary Receptor Assay Platforms

Our scientists have cloned the genes for the majority of the targets in the G-protein coupled receptor, nuclear receptor and tyrosine kinsase gene families. These represent some of the largest families of genes targeted by known drugs. Our R-SAT assay system has enabled the building of functional assays for most of these genes yielding assay platforms, which we refer to as GPCR-SAT, NR-SAT and RTK-SAT. We also have developed assays for several additional targets in other relevant gene families.

Our Chemistry-Based Discovery Technologies

Our drug discovery approach aims to identify small molecules that can serve as chemical starting points, or leads, for optimization efforts providing novel, potent and selective drug candidates for targets that are most likely to be affected by small molecule drugs. To enable our screening operation to identify high quality leads, we have assembled a large proprietary chemical library of diverse compounds. This diverse compound library consists of about 800,000 small organic molecules. We have also developed proprietary synthetic methods for library construction and lead optimization. In addition, our reference drug library provides us with the opportunity to validate targets and is another key component of our drug discovery platform. This reference drug library includes a wide range of the known central nervous system active drugs.

Drug Discovery Opportunities

Our proprietary drug discovery platform has generated a wide range of novel chemistries that we believe will continue to provide us with starting points for additional programs. We have identified novel chemistries for more than 100 distinct targets. Using these target-specific chemistries, we have established a portfolio of proprietary drug discovery assets and projects in multiple therapeutic areas. In each of these areas, we have identified novel chemistries for different drug targets that we believe play an important role in these major diseases. Our discovery projects aim to answer specific scientific questions using relatively limited synthetic chemistry and biological efforts. When all key criteria have been fulfilled, these earlier-stage discovery projects may be advanced into preclinical programs.

Collaboration Agreements

We have established three separate collaboration agreements with Allergan, a collaboration agreement with Sepracor, a development agreement with the Stanley Medical Research Institute, and a technology license agreement with Aventis to leverage our drug discovery platform and related assets and to commercialize selected drug candidates. Our collaborations have included upfront payments at initiation of the collaboration, which may be in the form of an equity investment, research support during the term, milestone payments upon successful completion of specified development objectives, and royalties based upon sales, if any, of drugs developed under the collaboration. Our current agreements are as follows:

Sepracor

In January 2005, we entered into a collaboration agreement with Sepracor for the development of new drug candidates targeted toward the treatment of central nervous system disorders. Under the agreement, the parties are investigating potential clinical candidates resulting from our muscarinic preclinical program. The agreement also includes an option to select one 5-HT2A compound from our serotonin preclinical program for use in combination with LUNESTA, Sepracor’s insomnia drug, for sleep-related indications. In connection with the collaboration, Sepracor has purchased an aggregate of 1,890,422 shares of our common stock for an aggregate of $20 million in two $10 million tranches. On January 13, 2005, Sepracor purchased 1,077,029 shares of our common stock at a price per share of approximately $9.28, which represented a 40 percent premium to the 30-day trailing average closing price. On January 13, 2006, Sepracor purchased an additional 813,393 shares of our common stock at a price per share of approximately $12.29, which represented a 25 percent premium to the 30-day trailing average closing price on the one-year anniversary of the agreement. Under the collaboration, we are also entitled to receive research funding over a three-year term and, if certain conditions are met, we are eligible to receive milestone payments as well as applicable royalties on worldwide product sales, if any. As of December 31, 2005, we had received $2.1 million in funding pursuant to this agreement. Assuming the successful development of a single product in the muscarinic program, we may receive up to $40 million in aggregate payments, plus applicable royalties. In addition, should the collaboration successfully develop a combination product with LUNESTA, we may receive up to approximately $35 million in aggregate payments plus applicable royalties.

The general terms of this agreement continue until the later of the expiration of the last to expire patent covering a drug candidate licensed under the collaboration and the earlier of the date a generic version of the product is launched or a specified number of years from the date of the first commercial sale of the product. In addition, this agreement may terminate at the end of the research term.

Allergan

In March 2003, we entered into a collaboration agreement with Allergan to discover, develop, and commercialize new therapeutics for ophthalmic and other indications. The agreement originally provided for a three-year research term ending in late-March 2006. In February 2006, the parties amended the agreement to extend the research term for two additional years through March 2008. During the extended research term, the parties will focus joint research efforts in the area of pain. In addition, the parties may elect to pursue additional discovery activities in ophthalmic or other indications. As of December 31, 2005, we had received an aggregate of $11.9 million under the agreement, consisting of an upfront payment, and research and related fees. We will receive additional research funding during the extended research term. During the extended research term, Allergan could exclusively license chemistry and related assets for up to three drug targets for development and commercialization. If we grant Allergan such an exclusive license, we would be eligible to receive license fees and milestone payments upon the successful achievement of agreed upon clinical and regulatory objectives. Allergan would retain the commercialization rights to the drug candidates in the target areas they exclusively license from us, and we would be eligible to receive royalties on future product sales, if any, worldwide. Assuming the license and successful development of a product for each of the three target areas, we could receive up to approximately $47.5 million in aggregate license fees and milestone payments under the agreement, excluding product royalties.

In July 1999, we entered into a collaboration agreement with Allergan to discover, develop and commercialize selective muscarinic drugs for the treatment of glaucoma based on our compounds. Under this agreement, we provided our chemistry and discovery expertise to enable Allergan to select a compound for development. We granted Allergan exclusive worldwide rights to commercialize products based on this compound for the treatment of ocular disease. As of December 31, 2005, we had received an aggregate of $8.8 million in payments under the agreement, consisting of upfront fees, research funding and milestone payments. We are eligible to receive additional milestone payments of up to approximately $15 million, and would receive royalties on future product sales worldwide, if any. Allergan may terminate this agreement upon 90 days’ notice. However, if terminated, Allergan’s rights to the selected compound would revert to us.

In September 1997, we entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for neuropathic pain and ophthalmic indications. This agreement was amended in conjunction with the execution of the March 2003 collaboration agreement and pursuant to the February 2006 amendment, and provides for the continued development of drug candidates for one target area. We are restricted from conducting competing research in that target area. Pursuant to the agreement, we granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. In exchange, we had received an aggregate of $10.5 million in research funding and milestone payments through December 31, 2005. We are eligible to receive additional milestone payments of up to $10.0 million as well as royalties on future worldwide sales of products, if any, resulting from this collaboration. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in us.

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

The Stanley Medical Research Institute

In May 2004, we entered into a development agreement with The Stanley Medical Research Institute, or SMRI, a leading nonprofit organization that supports research on the treatment of schizophrenia. The development term is for three years and may be extended for additional consecutive one-year periods by written agreement of the parties. Under this agreement, we are entitled to receive up to $5 million in funding to support the further development of ACP-104. As of December 31, 2005, we had received $3 million of funding under the agreement. Assuming the successful development and commercialization of ACP-104, we are required to pay to SMRI royalties on product sales of ACP-104 up to a specified level. SMRI may terminate this agreement in selected instances, including if we enter into a strategic alliance covering ACP-104 or do not reasonably progress its development. In connection with this agreement, we also issued a $1 million convertible promissory note to SMRI. Upon the closing of our initial public offering on June 2, 2004, the principal and accrued interest under this note automatically converted into 143,914 shares of our common stock at a conversion price equal to the initial public offering price of $7.00 per share.

Aventis

In July 2002, we entered into an agreement with Aventis under which we have licensed a portion of our technology for their use in a specified area that we are not pursuing presently.

Intellectual Property

We currently hold 11 issued U.S. patents and 31 issued foreign patents. All of these patents originated from us. In addition, we have 59 provisional and utility U.S. patent applications and 172 foreign patent applications.

Patents or other proprietary rights are an essential element of our business. Our strategy is to file patent applications in the United States and any other country that represents an important potential commercial market to us. In addition, we seek to protect our technology, inventions and improvements to inventions that are important to the development of our business. Our patent applications claim proprietary technology, including methods of screening and chemical synthetic methods, novel drug targets and novel compounds identified using our technology.

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

ACP-103

Two U.S. patents have been issued to us that provide generic coverage for ACP-103. Similar claims have also been allowed in our patent applications for ACP-103 in South Africa, Australia, and New Zealand. We continue to prosecute patent applications directed to ACP-103 and to methods of treating various diseases using ACP-103, either alone or in combination with other agents, worldwide. We are aware of claims that are pending before the United States Patent and Trademark Office that, if issued as currently drafted, would encompass the chemical structure of ACP-103. While we do not believe that these pending claims would be valid if issued in their current form, there can be no assurance that a court would find these claims invalid or that the text or substance of these claims will not be modified upon further prosecution of the application

ACP-104

ACP-104 is formed in the body from clozapine and its structure was known prior to our filing of patent applications relating to its use to treat certain conditions. Accordingly, we will not be able to obtain composition of matter patents directed to the form of ACP-104 known prior to the filing of our patent applications. We have filed patent applications with claims that are directed to the use of ACP-104 as a treatment for neuropsychiatric diseases, either alone or in combination with various other agents. In addition, we have filed patent applications directed to methods of synthesis of ACP-104 and various crystalline polymorphs thereof. We are aware of an issued patent, not owned by us, that claims the use of ACP-104 for treatment of analgesia.

Our Drug Discovery Platform

Our core R-SAT technology is protected by three issued U.S. patents and 20 foreign patents.

Other Drug Candidates

We have two issued U.S. patents with claims for compounds that affect muscarinic receptor activity and we continue to pursue patent applications in this area in other countries.

Competition

We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. We compete or will compete, as applicable, with existing and new products being developed by our competitors. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions that our research and development programs target. In each of our clinical programs, we intend to complete clinical trials designed to evaluate the potential advantages of our drug candidates as compared to the current standard of care.

Even if we and our collaborators are successful in developing our drug candidates, the resulting products would compete with a variety of established drugs in the areas of Parkinson’s disease, schizophrenia, neuropathic pain and glaucoma. For example, our potential product for treatment-induced psychosis in Parkinson’s disease will compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and clozapine, a generic drug.

Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Seroquel, and clozapine. Zyprexa is the market leader with worldwide sales of $4.2 billion in 2005. While proven effective in schizophrenia and bipolar mania, it produces a variety of adverse events including weight gain, orthostatic hypertension, and other side effects.

In the area of neuropathic pain, our potential products would compete with Neurontin and Lyrica, each marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as with a variety of generic or proprietary opioids. In 2003, Neurontin was the first product to be approved by the FDA for the treatment of neuropathic pain. Neurontin, previously the market leading treatment for neuropathic pain with sales of $2.7 billion in 2004, is now generic. Neurontin is only partially effective and is associated with a range of central nervous system related side effects. Currently, the leading drugs approved for neuropathic pain indications include Lyrica, the successor to Neurontin, and Cymbalta. Lyrica had worldwide sales of $291 million in 2005. Cymbalta, indicated for treatment of diabetic peripheral neuropathic pain as well as treatment of major depressive disorder, had worldwide sales of $680 million in 2005.

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

Marketing, Sales and Distribution

We currently have no marketing, sales or distribution capabilities. In order to commercialize any of our drug candidates, we must develop these capabilities internally or through collaboration with third parties. In selected therapeutic areas where we feel that our drug candidates can be commercialized by a specialty sales force that calls on a limited and focused group of physicians, we plan to commercialize our drug candidates. In therapeutic areas that require a large sales force selling to a large and diverse prescribing population, we plan to partner our drug candidates for commercialization.

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

Employees

At December 31, 2005, we had 112 employees, of whom 45 hold Ph.D. or other advanced degrees. Of our total workforce, 92 are engaged in research and development activities and 20 are engaged in business development, finance and administration. Seventy-five of our employees are located in the United States and 37 are located in Sweden. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Research and Development Expenses

Our research and development expenses were $30.8 million in 2005, $23.5 million in 2004, and $16.9 million in 2003.

Long-Lived Assets

Information regarding long-lived assets by geographic area is as follows:

	As of December 31,
	2005	2004	2003
United States	$1,284,900	$1,364,500	$1,660,300
Europe	998,200	1,182,400	1,760,500

Total	$2,283,100	$2,546,900	$3,420,800

Item 1A. Risk Factors.

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

We have experienced significant net losses since our inception. As of December 31, 2005, we had an accumulated deficit of approximately $128.4 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Substantially all of our revenues for the year ended December 31, 2005 were from our agreements with Allergan, Sepracor, and SMRI. We anticipate that collaborations with pharmaceutical companies will continue to be our primary source of revenues for the next several years, which provide us with research funding and potential milestone payments and royalties. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

Our most advanced drug candidates are in clinical trials, which are long, expensive and unpredictable, and there is a high risk of failure.

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

All of our drug candidates are at an early stage of development and the historical rate of failures for drug candidates is extremely high. Our three internal Phase II-stage clinical programs are ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, ACP-103 as an adjunctive therapy for schizophrenia, and ACP-104 for the treatment of schizophrenia. We also have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan.

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

Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay our ability to generate product revenues.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	manufacturing sufficient quantities of a drug candidate;

•	obtaining approval of an Investigational New Drug Application, or IND, from the FDA;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site; and

•	insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated retention rate of patients in clinical trials;

•	serious adverse events or side effects experienced by participants; and

•	insufficient supply or deficient quality of drug candidates or other materials necessary for the conduct of our clinical trials.

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

We have consumed substantial amounts of capital since our inception. For the year ended December 31, 2005, we used $20.3 million in net cash to fund our operating activities and additional cash for purchases of property and equipment and repayment of long-term debt. Our cash, investment securities, and restricted cash totaled approximately $55.5 million at December 31, 2005, which amount did not include $10 million we received in January 2006 from an equity purchase by Sepracor. Although we believe our existing cash resources and anticipated payments from existing agreements with our collaborators will be sufficient to fund our cash requirements through at least mid-2007, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

We depend on collaborations with third parties to develop and commercialize selected drug candidates and to provide substantially all of our revenues.

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected drug candidates. Substantially all of our revenues for the year ended December 31, 2005 were from our agreements with Allergan, Sepracor, and SMRI. We expect that nearly all of our revenues for the foreseeable future will be generated by collaborations, although there is no guarantee that revenues from our collaborations will continue at current or past levels.

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

Conflicts arising with our collaborators could harm our reputation, result in a loss of revenues, reduce our cash position, and cause a decline in our stock price.

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

Although we design and manage our current preclinical studies and clinical trials, we currently do not have the ability to conduct clinical trials for our drug candidates. In addition to our collaborators, we rely on contract research organizations, medical institutions, clinical investigators, and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. In addition, we also rely on third parties to assist with our preclinical studies, including studies regarding biological activity, safety, absorption, metabolism, and excretion of drug candidates.

Our preclinical activities or clinical trials may be delayed, suspended, or terminated if:

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

Even if we or our collaborators successfully complete the clinical trials of drug candidates, the drug candidates may fail for other reasons.

Even if we or our collaborators successfully complete the clinical trials of drug candidates, the drug candidates may fail for other reasons, including the possibility that the drug candidates will:

•	fail to receive the regulatory clearances required to market them as drugs;

•	be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;

•	be difficult or expensive to manufacture on a commercial scale;

•	have adverse side effects that make their use less desirable; or

•	fail to compete with drug candidates or other treatments commercialized by competitors.

Our drug candidates may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.

Even if our drug candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved drug candidate by physicians, healthcare professionals, and third-party payors and our profitability and growth will depend on a number of factors, including:

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

One of our drug candidates under development is ACP-104 for the treatment of schizophrenia. ACP-104 is formed in the body from clozapine, a generic drug that is currently approved as a “second-line” therapy for schizophrenia in the United States. This means that clozapine will only be prescribed to a patient after a doctor determines that the patient has failed to progress under a “first-line” therapy consisting of antipsychotic drugs. Clozapine is associated with the occurrence of a rare and potentially fatal blood disorder leading to a complete loss of white blood cells, known as agranulocytosis, in approximately one percent of patients treated with clozapine. As a result, patients being treated with clozapine are subject to weekly blood monitoring for the first six months of treatment followed by twice monthly monitoring thereafter. In addition, one of the other side effects of clozapine is the occurrence of seizures, which is found in approximately five percent of users. ACP-104 may have the same adverse effects of clozapine or other significant adverse effects and, if successfully developed, may also only be approved as a “second-line” therapy. These factors could substantially limit the commercial potential of ACP-104 and may substantially restrict its potential market and our ability to generate revenues from it.

If we are unable to attract, retain, and motivate key management and scientific staff, our drug development programs and our research and discovery efforts may be delayed and we may be unable to successfully develop or commercialize our drug candidates.

Our success depends on our ability to attract, retain, and motivate highly qualified management and scientific personnel. In particular, our drug discovery and development programs depend on our ability to attract and retain highly skilled chemists, biologists, pharmacologists, and development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. We will need to hire additional personnel as we continue to expand our clinical development and other research and development activities. We face competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. If we are unable to attract and retain the necessary personnel, this will significantly impede the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion.

All of our U.S. employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management.

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

Much of our research focuses on small molecule drugs for the treatment of central nervous system disorders. Due to our limited resources, we may have to forego potential opportunities with respect to discovering drug candidates to treat diseases or conditions in other therapeutic areas. If we are not able to use our technologies to discover and develop drug candidates that can be commercialized, we may not achieve profitability. In the future, we may find it necessary to license the technology of others or acquire additional drug candidates to augment the results of our internal discovery activities. If we are unable to identify new drug candidates using our drug discovery platform, we may be unable to establish or maintain a clinical development pipeline or generate product revenues.

We may not be able to continue or fully exploit our collaborations with outside scientific and clinical advisors, which could impair the progress of our clinical trials and our research and development efforts.

We work with scientific and clinical advisors at academic and other institutions who are experts in the field of central nervous system disorders. They assist us in our research and development efforts and advise us with respect to our clinical trials. These advisors are not our employees and may have other commitments that would limit their future availability to us. Although our scientific and clinical advisors generally agree not to engage in competing work, if a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and delay the development or commercialization of our drug candidates.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

We will need to expand and effectively manage our operations and facilities in order to advance our drug development programs, achieve milestones under our collaboration agreements, facilitate additional collaborations, and pursue other development activities. It is possible that our human resources and infrastructure may be inadequate to support our future growth. To manage our growth, we will be required to continue to improve our operational, financial and management controls, and reporting systems and procedures in at least two countries, and be required to attract and retain sufficient numbers of talented employees in at least two countries. In addition, we may have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop. We may not successfully manage the expansion of our operations and, accordingly, may not achieve our research, development, and commercialization goals.

We face financial and administrative challenges in coordinating the operations of our European activities with our activities in California, which could have an adverse impact on our operations.

In June 2005, we consolidated our chemistry operations in a single research and development facility located in Malmö, Sweden. We have incurred, and are likely to incur additional, costs in setting up and adjusting to operations in a new country with a new Swedish subsidiary. Our subsidiary in Sweden, ACADIA Pharmaceuticals AB, employs approximately 33 percent of our total personnel and is engaged in research and development activities, with primary responsibility for combinatorial, medicinal and analytical chemistry. Our principal executive offices, however, are located in San Diego. The additional administrative expense required to follow and coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency translation gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the status of development of ACP-103 and ACP-104 and the preclinical and clinical development of our other drug candidates, including compounds being developed under our collaborations;

•	whether we generate revenues by achieving specified research or commercialization milestones under any agreements or otherwise receive potential payments under these agreements;

•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes regarding these collaborations;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development and other internal research and development efforts;

•	the effect of competing technologies and products and market developments;

•	the costs associated with litigation; and

•	general and industry-specific economic conditions.

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

The manufacturers of our drug candidates are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. A failure of any of our contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of drug candidates or the ultimate launch of products based on our drug candidates into the market. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

Our management has broad discretion over the use of our cash and we may not use our cash effectively, which could adversely affect our results of operations.

Our management has significant flexibility in applying our cash resources and could use these resources for corporate purposes that do not increase our market value, or in ways with which our stockholders may not agree. We may use our cash resources for corporate purposes that do not yield a significant return or any return at all for our stockholders, which may cause our stock price to decline.

We have incurred, and expect to continue to incur, increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance and other matters.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules adopted or proposed by the SEC and by the Nasdaq National Stock Market, have resulted in, and will continue to result in, increased costs to us as we evaluate the implications of these rules and respond to their requirements. Although we have not been required to issue an evaluation of our internal control over financial reporting under Section 404 of SOX until this Annual Report on Form 10-K for the year ended December 31, 2005, preparations for the issuance of this report have resulted in increased costs to us, which may continue to be reflected in our costs of operations. In the future, if we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Changes in stock option accounting treatment will adversely affect our results of operations.

Changes in stock option accounting treatment, which commenced with the period beginning January 1, 2006, will require us to account for employee stock options as compensation expense in our financial statements. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. We are required to implement SFAS 123(R) commencing with our first quarter of 2006. We are currently evaluating the requirements of SFAS 123(R) and have not yet fully determined its impact on our consolidated financial statements. However, we anticipate that it will have a significant impact on our results of operations.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may not be able to generate product revenue.

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. In order to market any products that may be approved by the FDA, we must build our sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

If we engage in any acquisition, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

We may attempt to acquire businesses, technologies, services, or products or license in technologies that we believe are a strategic fit with our business. We have limited experience in identifying acquisition targets, successfully completing proposed acquisitions and integrating any acquired businesses, technologies, services or products into our current infrastructure. The process of integrating any acquired business, technology, service, or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize its anticipated benefits.

Earthquake damage to our facilities could delay our research and development efforts and adversely affect our business.

Our headquarters and research and development facilities in San Diego are located in a seismic zone, and there is the possibility of an earthquake, which could be disruptive to our operations and result in delays in our research and development efforts. In the event of an earthquake, if our facilities or the equipment in our facilities is significantly damaged or destroyed for any reason, we may not be able to rebuild or relocate our facilities or replace any damaged equipment in a timely manner and our business, financial condition, and results of operations could be materially and adversely affected. We do not have insurance for damages resulting from earthquakes.

Ongoing litigation may consume our management and financial resources and could adversely affect our business.

Approximately $8.4 million in the aggregate has been awarded against us in connection with a jury verdict in a civil action rendered in August 2005, which is currently accruing interest. While we have posted a bond and filed a notice of appeal, there can be no assurance that we will prevail in our efforts to contest the verdict. As a result of posting the bond, we have $12.5 million of restricted cash as of December 31, 2005. This amount is reflected as part of our cash and assets but, if we do not prevail in overturning the verdict, we may not be able to use some or all of that restricted cash. We will incur additional legal costs in connection with an appeal. The appeal will also require the attention of certain of our employees whose time could be used to further our business objectives. These proceedings may consume a substantial portion of our management and financial resources, regardless of outcome, and may take years to ultimately resolve. If these proceedings are resolved unfavorably, our financial condition would be harmed.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.

Our commercial success depends on obtaining and maintaining proprietary rights to our drug candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our drug candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Although we have filed numerous patent applications with respect to ACP-104 and ACP-103, we have not been issued any patents with respect to ACP-104, and have been issued a limited number of patents, worldwide, with respect to ACP-103.

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

We regularly conduct searches to identify patents or patent applications that may prevent us from obtaining patent protection for our proprietary compounds or that could limit the rights we have claimed in our patents and patent applications. In particular, we are aware of claims that are pending before, the United States Patent and Trademark Office that, if issued as currently drafted, would encompass the chemical structure of ACP-103. While we do not believe that these pending claims would be valid if issued in their current form, there can be no assurance that a court would find these claims invalid or that the text or substance of these claims will not be modified upon further prosecution of the application. If valid, these claims could limit our rights with respect to ACP-103.

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

One of our drug candidates, ACP-104, is a publicly available compound and, if the claims of our pending patent applications issue, we will have limited proprietary rights in this candidate. Other companies may obtain patents or regulatory approvals to use the same drug for treatments other than to treat the indications for which we have filed for patent protection. We are aware of an issued patent not owned by us that claims the use of N-desmethylclozapine, which is the chemical name for ACP-104, to induce analgesia. ACP-104, which we are developing for treatment of schizophrenia, is formed in the body from clozapine and its structure was known prior to our filing of patent applications relating to its use to treat certain conditions. Accordingly, we will not be able to obtain composition of matter patents directed to the form of ACP-104 known prior to the filing of our patent applications. We have filed method of use patent applications for ACP-104, but a competitor could use ACP-104, and patent its method of use, for a treatment not covered by our patent applications. In addition, while we have filed patent applications directed to methods of synthesis of ACP-104 and various crystalline polymorphs thereof, those claims, if they issue, will not prevent a potential competitor from making ACP-104 using any method of synthesis or from using any polymorphic form of ACP-104, which is outside the scope of the claims that ultimately may issue.

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

However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position. In addition, we have not entered into any noncompete agreements with any of our employees other than Mark Brann, Ph.D., our founder, President, and Chief Scientific Officer.

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

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. In particular, there are many patents relating to specific genes, nucleic acids, polypeptides or the uses thereof to identify drug candidates. Some of these may encompass genes or polypeptides that we utilize in our drug development activities. If our drug development activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from using the patented genes or polypeptides for the identification or development of drug compounds. There are also many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against our company or our collaborators could lead to:

•	payment of damages, potentially treble damages, if we are found to have willfully infringed a party’s patent rights;

•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize, and sell products; or

•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

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

The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Neither we nor our collaborators can market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, it may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. These limitations may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular drug candidate.

Outside the United States, the ability to market a product is contingent upon receiving approval from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing, and reimbursement vary widely from country to country. Only after the appropriate regulatory authority is satisfied that adequate evidence of safety, quality, and efficacy has been presented will it grant a marketing authorization. Approval by the FDA does not automatically lead to the approval by regulatory authorities outside the United States, and similarly approval by regulatory authorities outside the United States will not automatically lead to FDA approval.

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

For example, our potential product for treatment-induced dysfunctions in Parkinson’s disease would compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and with the generic drug clozapine. Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Seroquel, and clozapine. In the area of neuropathic pain, potential products would compete with Neurontin and Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

Many of our competitors and their collaborators have significantly greater experience than we do in the following:

•	identifying and validating targets;

•	screening compounds against targets;

•	preclinical studies and clinical trials of potential pharmaceutical products; and

•	obtaining FDA and other regulatory approvals.

In addition, many of our competitors and their collaborators have substantially greater capital and research and development resources, manufacturing, sales and marketing capabilities, and production facilities. Smaller companies also may prove to be significant competitors, particularly through proprietary research discoveries and collaboration arrangements with large pharmaceutical and established biotechnology companies. Many of our competitors have products that have been approved or are in advanced development and may develop superior technologies or methods to identify and validate drug targets and to discover novel small molecule drugs. Our competitors, either alone or with their collaborators, may succeed in developing drugs that are more effective, safer, more affordable, or more easily administered than ours and may achieve patent protection or commercialize drugs sooner than us. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Our failure to compete effectively could have a material adverse affect on our business.

Any claims relating to improper handling, storage, or disposal of biological, hazardous, and radioactive materials used in our business could be costly and delay our research and development efforts.

Our research and development activities involve the controlled use of potentially harmful hazardous materials, including volatile solvents, biological materials such as blood from patients that has the potential to transmit disease, chemicals that cause cancer, and various radioactive compounds. Our operations also produce hazardous waste products. We face the risk of contamination or injury from the use, storage, handling or disposal of these materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant, and current or future environmental regulations may impair our research, development, or production efforts. If one of our employees were accidentally injured from the use, storage, handling, or disposal of these materials, the medical costs related to his or her treatment would be covered by our workers’ compensation insurance policy. However, we do not carry specific biological or hazardous waste insurance coverage and our general liability insurance policy specifically excludes coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be subject to criminal sanctions or fines or be held liable for damages, our operating licenses could be revoked, or we could be required to suspend or modify our operations and our research and development efforts.

Consumers may sue us for product liability, which could result in substantial liabilities that exceed our available resources and damage our reputation.

Researching, developing, and commercializing drug products entails significant product liability risks. Liability claims may arise from our and our collaborators’ use of products in clinical trials and the commercial sale of those products. Consumers may make these claims directly and our collaborators or others selling these products may seek contribution from us if they receive claims from consumers. Although we currently have product liability insurance that covers our clinical trials, we will need to increase and expand this coverage as we commence larger scale trials and if our drug candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products that we or our collaborators develop. Product liability claims could have a material adverse effect on our business and results of operations. Our liability could exceed our total assets if we do not prevail in a lawsuit from any injury caused by our drug products.

Risks Related to Our Common Stock

Our stock price may be particularly volatile because we are a drug discovery and development company.

The market prices for securities of biotechnology companies in general, and early-stage drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, including results of our clinical trials for ACP-103, ACP-104, and our neuropathic pain collaboration;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding these collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

•	public concern as to, and legislative action with respect to, genetic testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs and drug delivery techniques;

•	regulatory developments in the United States and in foreign countries;

•	developments in litigation or the announcement of new litigation matters; or

•	economic and political factors, including but not limited to wars, terrorism, and political unrest.

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become subject to this type of litigation, which is often extremely expensive and diverts management’s attention.

If our officers, directors, and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of our other stockholders.

Our directors, executive officers and holders of five percent or more of our outstanding common stock and their affiliates beneficially own a substantial portion of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of all of our board members, amendments to our certificate of incorporation, going-private transactions, and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with ACADIA’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of our other stockholders.

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Holders of a significant number of shares of our common stock, from investments made when we were a private company, have rights to cause us to file a registration statement on their behalf or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. Following our private financing in April 2005, we filed a registration statement with respect to approximately 6.5 million shares of our common stock that are owned by stockholders, including approximately 1.3 million shares that may be issued upon the exercise of warrants, as required by the terms of that financing. In addition, we have included all of the 1.9 million shares of our common stock purchased by Sepracor pursuant to our collaboration in a registration statement that we filed in January 2006. Pursuant to the January 2006 registration statement, we also registered an aggregate of $75 million of our common stock for sale by us from time to time in one or more transactions. Our stock price may decline as a result of the sale of shares of our common stock pursuant to these registration statements.

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

We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15 percent or more of our common stock for 5 years unless the holder’s acquisition of our stock was approved in advance by our board of directors. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.

Item 1B. Unresolved Staff Comments.

This item is not applicable.

Item 2. Properties.

Our primary facilities consist of approximately 44,000 square feet of leased research and office space located in San Diego, California. On November 1, 2005, we entered into an amendment (the “Amendment”) to the lease covering the primary building for our headquarters and laboratories in San Diego, comprising approximately 29,000 square feet. The Amendment provides for a 7-year term, with options to extend. In December 2005, we extended the lease for another facility in San Diego that covers approximately 8,000 square feet of laboratory, office, and other space (the “Extension”). That Extension is for five years, with an option to extend. The Amendment and the Extension each provide us with a right to terminate early. We have also subleased approximately 7,000 square feet of office space in San Diego through October 2007, and we have the right to expand our occupancy of the building once the sublease ends. We have leased approximately 30,000 square feet of chemistry research and development space in a single facility in Malmö, Sweden. Our Swedish lease commenced in June 2005 and has a ten-year term with a five-year renewal provision. We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings.

On August 24, 2005, a San Diego Superior Court jury rendered a verdict against the Company and two of its executive officers in a civil action, captioned Audra Scully v. ACADIA Pharmaceuticals Inc., Mark Brann and Robert Davis, which had been filed by a former employee of the Company in August 2004 for claims of sexual harassment and retaliation. The jury awarded compensatory damages in the aggregate amount of $3.9 million and punitive damages in the aggregate amount of $2.2 million against the Company. The jury also awarded punitive damages against the executive officers in the aggregate amount of $1.8 million. In connection with the verdict, the plaintiff also was awarded $495,000 for fees and costs. Pursuant to our bylaws and existing indemnity agreements, we are required to indemnify our executive officers. We have employment practices liability insurance, which may be used to offset a portion of the compensatory damages as well as fees and expenses incurred in connection with this litigation.

We filed a notice of appeal on November 9, 2005 but there can be no assurance that ultimately we will prevail in our efforts to overturn the verdict or these awards. We expect to incur additional legal costs in connection with such proceedings. In the fourth quarter, in connection with the appeal, we filed a bond with the court in the aggregate amount of $12.5 million, or approximately 150% of the total award.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock has been traded on the Nasdaq National Market under the symbol “ACAD” since May 27, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated.

2004	High	Low
Second Quarter (from May 27, 2004)	$7.50	$5.79
Third Quarter	$8.00	$4.95
Fourth Quarter	$7.90	$5.70

2005
First Quarter	$8.40	$6.16
Second Quarter	$9.51	$6.25
Third Quarter	$11.69	$7.85
Fourth Quarter	$11.85	$8.73

As of March 1, 2006, there were approximately 92 stockholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

(b) The initial public offering of our common stock, par value $0.0001 (the “Offering”), was effected through a Registration Statement on Form S-1 (File No. 333-113137) that was declared effective by the Securities and Exchange Commission on May 26, 2004. On June 2, 2004, 5.0 million shares of common stock were sold on our behalf at an initial public offering price of $7.00 per share, resulting in aggregate net proceeds of approximately $31.1 million. We have spent the full amount of such proceeds in accordance with the planned use of proceeds described in our prospectus for the Offering.

Item 6. Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheet at December 31, 2005 and 2004 and the related consolidated statements of operations for the three years ended December 31, 2005 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002, and 2001 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Collaborative revenues	$10,956	$4,604	$7,378	$6,276	$3,714

Operating expenses:
Research and development	30,848	23,454	16,935	14,921	13,090
General and administrative	8,386	4,889	2,791	2,818	3,756
Provision for loss from litigation	6,221	—	—	—	—
Stock-based compensation	1,307	2,356	1,392	1,163	2,147

Total operating expenses	46,762	30,699	21,118	18,902	18,993

Loss from operations	(35,806)	(26,095)	(13,740)	(12,626)	(15,279)
Interest income	1,851	607	360	420	1,494
Interest expense	(180)	(429)	(712)	(662)	(621)

Net loss	$(34,135)	$(25,917)	$(14,092)	$(12,868)	$(14,406)

Net loss available to common stockholders	$(34,135)	$(17,331)	$(1,813)	$(3,246)	$(3,614)

Net loss per common share, basic and diluted	$(1.55)	$(1.67)	$(1.24)	$(2.24)	$(2.99)

Weighted average shares used in computing net loss per common share, basic and diluted(1)	22,014	10,354	1,459	1,452	1,208

Net loss available to participating preferred stockholders	$—	$(8,586)	$(12,279)	$(9,622)	$(10,792)

Net loss per participating preferred share, basic and diluted	$—	$(0.87)	$(1.46)	$(2.23)	$(2.50)

Weighted average participating preferred shares outstanding, basic and diluted(1)	—	9,901	8,412	4,313	4,313

(1)	Please see Note 2 of the notes to our consolidated financial statements appearing elsewhere in this report for an explanation of the determination of the number of shares used in computing per share data. All amounts reflect a 1-for-2 reverse stock split effected by us on May 25, 2004.

	At December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, investment securities and restricted cash	$55,521	$35,927	$27,214	$12,439	$17,830
Working capital	38,423	29,178	20,046	7,098	15,646
Total assets	62,506	40,365	31,693	16,023	21,959
Long-term debt, less current portion	892	1,044	1,624	3,458	1,323
Convertible preferred stock	—	—	74,514	46,502	46,502
Total stockholders’ equity (deficit)	39,371	30,680	(52,671)	(40,090)	(28,640)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements, which involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, internal programs, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Forward-looking statements are not guarantees of performance. Actual results or events may differ materially from those anticipated in our forward-looking statements as a result of various factors, including those set forth under the section captioned “Risk Factors” elsewhere in this report. Information in the following discussion for a yearly period means for the year ended December 31 of the indicated year.

Overview

Background

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have four programs in clinical development and several additional programs in preclinical development and discovery stages. Our three proprietary Phase II clinical programs are ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, ACP-103 as an adjunctive therapy for schizophrenia, and ACP-104 for the treatment of schizophrenia. We have retained worldwide commercialization rights for these programs. We also have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan, Inc. All of the drug candidates in our product pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At December 31, 2005, we had an accumulated deficit of $128.4 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan and one with Sepracor. We have also entered into a development agreement with The Stanley Medical Research Institute (“SMRI”), and smaller scale collaboration and license agreements with other parties. As of December 31, 2005, we had received an aggregate of $45.4 million in payments under these agreements, including research funding and related fees and upfront and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements and any additional collaborations, including upfront payments upon execution of new agreements, research funding throughout the research term of our agreements with these parties and milestone payments contingent upon achievement of agreed upon objectives.

Pursuant to the terms of our January 2005 collaboration agreement with Sepracor, we had received $2.1 million in initial research funding as of December 31, 2005, and we are entitled to receive additional research funding through January 2008. In addition, in connection with this collaboration, Sepracor has purchased an aggregate of $20 million of our common stock in two $10 million tranches. In January 2005, Sepracor purchased the first $10 million of our common stock at a 40 percent premium to the 30-day trailing average closing price. We recorded the aggregate premium amount of $3.1 million resulting from this initial stock purchase as deferred revenue. In January 2006, Sepracor completed the second $10 million purchase of our common stock at a 25 percent premium to the 30-day trailing average price at that time, resulting in a premium of $1.1 million. We are recognizing the premium from these stock purchases as revenue as the related research activities are performed over the research term. Pursuant to our collaboration with Sepracor, if certain conditions are met, we are also eligible to receive license fees and milestone payments as well as royalties on product sales, if any.

Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we had received an aggregate of $11.9 million in payments as of December 31, 2005, consisting of upfront fees, and research funding and related fees. This collaboration originally provided for a three-year research term ending in late-March 2006, which was extended by the parties in February 2006 for two additional years through March 2008. We will receive additional research funding during this extended term. We may also receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Pursuant to our development agreement with SMRI, we are entitled to receive up to $5 million in funding to support the development of ACP-104, of which $3 million had been received as of December 31, 2005.

Each of our collaboration agreements is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in the case of one of our agreements with Allergan, if we have a change in control. Upon the conclusion of the research term under each agreement, our collaborator may terminate the agreement by notice.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, laboratory supplies and costs for facilities and equipment. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced clinical and preclinical programs. We are responsible for all costs incurred in the development of ACP-103 for both schizophrenia and treatment-induced dysfunctions in Parkinson’s disease and in the development of ACP-104 for schizophrenia, as well as the costs associated with our other internal programs. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in the programs that we are pursuing under our collaboration agreements, including our clinical program for neuropathic pain and our preclinical development program for glaucoma, each of which we are pursuing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that costs associated with external service providers are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the years ended December 31, 2005, 2004 and 2003, excluding stock-based compensation expense.

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Costs of external service providers:
ACP-103	$7,509	$4,859	$3,090
ACP-104	1,474	1,335	234
Other	1,911	1,513	866

Subtotal	10,894	7,707	4,190
Internal costs	19,954	15,747	12,745

Total research and development	$30,848	$23,454	$16,935

At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our drug candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While we are currently focused on advancing the clinical development of ACP-103 and ACP-104, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as an ongoing assessment as to each drug candidate’s commercial potential. In addition, we cannot forecast with any degree of certainty which drug candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in note 2 of the notes to our consolidated financial statements included in this report, we believe that the following accounting policies require the application of significant judgments and estimates.

Revenue Recognition

We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. Arrangements with multiple elements are accounted for in accordance with

Emerging Issues Task Force Issue No. 00-21, or EITF 00-21, Revenue Arrangements With Multiple Deliverables. We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. Our revenues are primarily related to our collaboration agreements, and such agreements may provide for various types of payments to us, including upfront payments, research funding and related fees during the term of the agreement, milestone payments based on the achievement of established development objectives, licensing fees, and royalties on future product sales.

Upfront, non-refundable payments under collaboration agreements are recorded as deferred revenue once received and recognized ratably over the term of the agreement. Non-refundable payments for research funding are generally recognized as revenues ratably over the period as the related research activities are performed. Revenues from non-refundable milestones are recognized when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the triggering event. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations, and the fair value of any undelivered items can be determined.

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in our trials and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed significantly from the actual costs incurred. However, we expect to expand the level of our clinical trials and related services in the future. As a result, we anticipate that our estimated accruals for clinical services will be more material to our operations in future periods. Subsequent changes in estimates may result in a material change in our accrual, which could also materially affect our balance sheet and results of operations.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. We are required to implement SFAS 123(R) in the first quarter of 2006. We are currently evaluating the requirements of SFAS 123(R) and have not yet fully determined its impact on our consolidated financial statements, however, we anticipate that it will have a significant impact on our results of operations.

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

Comparison of the Years Ended December 31, 2005 and 2004

Revenues

Revenues increased to $11.0 million in 2005 from $4.6 million in 2004. This increase was primarily due to $3.6 million in revenues recognized under our collaboration agreement with Sepracor, which commenced in January 2005, $2.0 million in revenues earned in 2005 pursuant to our agreement with SMRI, and increased revenues in 2005 from our collaboration agreements with Allergan. Revenues from our collaboration agreements with Allergan increased to $5.2 million in 2005 from $4.5 million primarily due to increased milestone payments earned during 2005. Our March 2003 collaboration with Allergan originally provided for a three year research term ending in late-March 2006, which was extended by the parties in February 2006 for two additional years through March 2008. While we will receive additional research funding during this extended term, we currently anticipate lower revenues from this collaboration during the extension term.

Research and Development Expenses

Research and development expenses increased to $30.8 million in 2005 from $23.5 million in 2004 primarily due to increased clinical development expenses associated with our proprietary Phase II programs and expansion of our research and development organization. This increase in expenses in 2005 was due to $3.2 million in increased fees paid to external service providers, and increased costs associated with our internal research and development organization, including $3.1 million in increased salaries and related personnel costs, $556,000 in increased facility and equipment costs, and $560,000 in increased laboratory supply and other costs. External service costs totaled $10.9 million in 2005, or 35 percent of our research and development expenses, compared to $7.7 million in 2004, or 33 percent of our research and development expenses. We expect that our research and development expenses will continue to increase in future periods as we continue to pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

General and Administrative Expenses

General and administrative expenses, which consist primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees associated with legal and accounting services, increased to $8.4 million in 2005 from $4.9 million in 2004. This increase was primarily due to $1.9 million in increased professional fees, and increased costs associated with expansion of our administrative organization, including $976,000 in increased salaries and related personnel costs, and $604,000 in increased facility and other administrative costs. The increase in professional fees in 2005 was primarily due to costs associated with our Sarbanes-Oxley Act compliance efforts and, to a lesser degree, costs related to litigation. We expect to incur lower expenses associated with our Sarbanes-Oxley Act compliance efforts during 2006. However, we anticipate that this reduction will be offset by increases in general and administrative expenses in future periods as we support the future growth of our business and incur additional costs associated with operating as a public company and costs related to litigation.

Provision for Loss From Litigation

We recorded a provision for loss from litigation of $6.2 million during 2005, which amount represented the aggregate amount of damages awarded pursuant to the jury verdict against us plus $790,000 awarded for attorneys’ fees and costs and accrued interest, net of proceeds that we may receive under our employment practices liability insurance policy. We have filed a notice of appeal, but there can be no assurance that ultimately we will prevail in our efforts to overturn this award.

Stock-Based Compensation Expenses

Stock-based compensation expense decreased to $1.3 million in 2005 from $2.4 million in 2004. This decrease resulted largely from a decrease in the amortization of deferred stock-based compensation associated with employee stock options.

Interest Income

Interest income increased to $1.9 million in 2005 from $607,000 in 2004. The increase in interest income was primarily due to higher average levels of cash and investment securities and, to a lesser extent, increased yields on our investment portfolio.

Interest Expense

Interest expense decreased to $180,000 in 2005 from $429,000 in 2004. The decrease in interest expense was primarily due to repayments under our loan agreements.

Comparison of the Years Ended December 31, 2004 and 2003

Revenues

Revenues decreased to $4.6 million in 2004 from $7.4 million in 2003 primarily due to a decrease in collaborative research revenues following the completion of the research term of our collaboration agreement with Amgen Inc. in late 2003. Revenues from our collaboration agreements with Allergan totaled $4.5 million and $5.0 million in 2004 and 2003, respectively.

Research and Development Expenses

Research and development expenses increased to $23.5 million in 2004 from $16.9 million in 2003. This increase was primarily due to $3.5 million in increased fees paid to external service providers, and increased costs associated with our internal research and development activities, including $1.3 million in increased salaries and related personnel costs, $918,000 in increased laboratory supplies, and $730,000 in increased facility and equipment costs. External service costs totaled $7.7 million in 2004, or 33 percent of our research and development expenses, compared to $4.2 million in 2003, or 25 percent of our research and development expenses. The increase in external service costs in 2004 was primarily attributable to increased expenses associated with clinical development of ACP-103 and ACP-104.

General and Administrative Expenses

General and administrative expenses increased to $4.9 million in 2004 from $2.8 million in 2003. The increase in general and administrative expenses was primarily due to $1.1 million in increased professional services and insurance costs and $828,000 in increased personnel and related expenses associated with operating as a public company, beginning in June 2004.

Stock-Based Compensation Expenses

Stock-based compensation expense totaled $2.4 million in 2004 compared to $1.4 million in 2003. The increase in stock-based compensation expense resulted from an increase in the amortization of deferred stock-based compensation associated with employee stock options and compensation expense from the valuation of options granted to consultants.

Interest Income

Interest income increased to $607,000 in 2004 from $360,000 in 2003. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from the proceeds of our initial public offering, which closed in June 2004.

Interest Expense

Interest expense decreased to $429,000 in 2004 from $713,000 in 2003. The decrease in interest expense was primarily due to repayments of, and decreased borrowings under, our loan agreements.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments under our collaboration agreements, debt financings, and interest income. As of December 31, 2005, we had received $156.3 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $45.4 million in payments from collaboration agreements, $20.0 million in debt financing, and $8.0 million in interest income.

At December 31, 2005, we had approximately $55.5 million in cash, cash equivalents, investment securities, and restricted cash compared to $35.9 million at December 31, 2004. In addition, in January 2006 we received $10 million in proceeds from the sale of the second tranche of our common stock to Sepracor in connection with our collaboration agreement. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions, and government agencies. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities totaled $20.3 million in 2005 compared to $20.7 million in 2004 and $9.8 million in 2003. The decrease in net cash used in operating activities in 2005, despite the higher net loss, was primarily due to an $8.7 million accrued loss from litigation as well as increases in accrued expenses and deferred revenue, offset by an increase in prepaid expenses, receivables and other current assets. The accrued loss from litigation represents an accrual for the aggregate damages, attorneys’ fees and costs awarded pursuant to the jury verdict against us plus accrued interest. The increase in accrued expenses during 2005 was primarily due to the increase in activity with external service providers. The increase in deferred revenue during 2005 was largely attributable to payments from our collaboration with Sepracor and an advance payment related to our agreement with SMRI. The increase in prepaid expenses, receivables and other current assets in 2005 was primarily due to the $2.4 million in insurance proceeds which we may receive under our employment practices liability insurance policy in connection with our previously disclosed litigation.

The increase in net cash used in operating activities in 2004 relative to 2003 was primarily due to an increase in our net loss, partially offset by increased non-cash, stock-based compensation expense, and increases in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was primarily due to increased activity with external service providers and employee-related expenses.

Net cash used in investing activities reflects purchases and maturities of investment securities and our purchases of property and equipment. From inception through December 31, 2005, we had purchased $11.1 million in property and equipment, the majority of which we have funded through equipment financing agreements and other debt facilities.

Net cash provided by financing activities totaled $28.4 million in 2005 compared to $30.1 million in 2004 and $26.4 million in 2003. The net cash provided by financing activities in 2005 was primarily due to $41.7 million in net proceeds received from sales of our equity securities, including $34.1 million received from the sale of common stock and warrants to purchase common stock in our April 2005 private placement and $6.9 million from the purchase of common stock by Sepracor, which amount does not include the $3.1 million premium received in connection with this stock purchase, partially offset by net repayments of our long-term debt and the increase in restricted cash. The restricted cash of $12.5 million in 2005 represents cash on deposit as collateral for a letter of credit to back the bond we filed in the San Diego Superior Court in connection with the appeal of the jury verdict in our civil litigation. The net cash provided by financing activities in 2004 was primarily due to net proceeds of approximately $31.1 million raised in our initial public offering, offset by net repayments of our long-term debt. The net cash provided by financing activities in 2003 was primarily due to net proceeds of $28.0 million from the sale of preferred stock, partially offset by net repayments of our long-term debt.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment acquisitions. The agreements contain interest rates ranging from 7.93 to 9.58 percent per annum. At December 31, 2005, we had $1.8 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at December 31, 2005.

The following table summarizes our long-term contractual obligations, including interest, at December 31, 2005:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$15,984,900	$1,930,800	$5,695,900	$3,617,500	$4,740,700
Long-term debt	1,977,600	1,009,100	963,300	5,200	—

Total	$17,962,500	$2,939,900	$6,659,200	$3,622,700	$4,740,700

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $7.4 million of future services under these agreements as of December 31, 2005. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

We have consumed substantial amounts of capital since our inception. Although we believe our existing cash resources and the anticipated payments from our existing collaborators will be sufficient to fund our anticipated cash requirements through at least mid-2007, we will require significant additional financing in the future to fund our operations.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our drug candidates or technology. On January 18, 2006, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission providing for the issuance by us of up to $75 million of our common stock from time to time in one or more transactions. The shelf registration is intended to provide us with flexibility to take advantage of financing opportunities when and if deemed appropriate by our management. We cannot be certain that funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts.

To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In connection with our private placement in April 2005, we issued warrants to purchase our 1,319,402 shares of our common stock with an exercise price of $8.148 per share. In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the allocated fair value of the warrants at the issuance date of $4.5 million has been included as permanent equity in our balance sheet.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123(R). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) will be effective beginning with our first quarter of 2006. We are currently evaluating the requirements of SFAS 123(R) and have not yet fully determined its impact on our consolidated financial statements; however, we anticipate that it will have a significant impact on our results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, financial institutions, and government agencies with maturities of less than two years. If a 10 percent change in interest rates were to have occurred on December 31, 2005, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Risk

We have wholly owned subsidiaries in Sweden and Denmark, which expose us to foreign exchange risk. The functional currency of our subsidiary in Sweden is the Swedish kroner and the functional currency of our subsidiary in Denmark is the Danish kroner. Accordingly, all assets and liabilities of our subsidiaries are translated to U.S. dollars based on the applicable exchange rate on the balance sheet date. Expense components are translated to U.S. dollars at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of our stockholders’ equity. Other foreign currency transaction gains and losses are included in our results of operations and, to date, have not been significant. We have not hedged exposures denominated in foreign currencies or any other derivative financial instrument.

Item 8. Financial Statements and Supplementary Data.

The consolidated financials statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2005, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears elsewhere in this report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item will be set forth in the section headed “Proposal 1—Election of Directors” in our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC by May 1, 2006 (the “Proxy Statement”) and is incorporated in this report by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Ethics. The Code of Ethics is available on our website at http://www.acadia-pharm.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Stockholders may request a free copy of the Code of Ethics from our corporate compliance officer, Glenn F. Baity c/o ACADIA Pharmaceuticals Inc., 3911 Sorrento Valley Boulevard, San Diego, CA 92121.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the section headed “Executive Compensation and Other Information” in the Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated in this report by reference.

Information regarding our equity compensation plans will be set forth in the section entitled “Executive Compensation and Other Information—Equity Compensation Plan Information” in our Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item will be set forth in the section headed “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in the section headed “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

1. The following financial statements of ACADIA Pharmaceuticals Inc. and Reports of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this report:

Page Number
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2005 and 2004	F-2
Consolidated Statements of Operations for Each of the Three Years Ended December 31, 2005, 2004, and 2003	F-3
Consolidated Statements of Cash Flows for Each of the Three Years Ended December 31, 2005, 2004, and 2003	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for Each of the Three Years Ended December 31, 2005, 2004, and 2003	F-5
Notes to Consolidated Financial Statements	F-6

2. List of financial statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits. See the Exhibit Index and Exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA PHARMACEUTICALS INC.

/s/ ULI HACKSELL
Uli Hacksell, Ph.D. Chief Executive Officer

Date: March 15, 2006

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Uli Hacksell and Thomas H. Aasen, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ULI HACKSELL Uli Hacksell	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ THOMAS H. AASEN Thomas H. Aasen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006

/s/ MARK R. BRANN Mark R. Brann	President, Chief Scientific Officer and Director	March 15, 2006

/s/ LESLIE IVERSEN Leslie Iversen	Chairman of the Board	March 15, 2006

/s/ GORDON BINDER Gordon Binder	Director	March 15, 2006

/s/ MICHAEL BORER Michael Borer	Director	March 15, 2006

/s/ MARY ANN GRAY Mary Ann Gray	Director	March 15, 2006

/s/ LESTER KAPLAN Lester Kaplan	Director	March 15, 2006

/s/ TORSTEN RASMUSSEN Torsten Rasmussen	Director	March 15, 2006

/s/ ALAN WALTON Alan Walton	Director	March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

We have completed an integrated audit of ACADIA Pharmaceutical Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ACADIA Pharmaceuticals Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Diego, California

March 15, 2006

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$9,796,100	$8,301,700
Investment securities, available-for-sale	33,204,900	27,625,700
Restricted cash (Note 10)	12,520,000	—
Prepaid expenses, receivables and other current assets	4,603,700	1,890,700

Total current assets	60,124 ,700	37,818,100
Property and equipment, net	2,283,100	2,546,900
Other assets	98,000	—

	$62,505,800	$40,365,000

Liabilities and stockholders’ equity
Accounts payable	$2,073,300	$2,152,800
Accrued expenses	6,582,200	3,681,100
Accrued loss from litigation (Note 10)	8,710,000	—
Current portion of deferred revenue	3,445,500	1,320,300
Current portion of long-term debt	890,400	1,486,400

Total current liabilities	21,701,400	8,640,600

Other long-term liabilities	541,700	—
Long-term debt, less current portion	891,600	1,044,000

Total liabilities	23,134,700	9,684,600

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2005 and 2004; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at December 31, 2005 and 2004; 23,517,876 shares and 16,922,850 shares issued and outstanding at December 31, 2005 and 2004, respectively	2,400	1,700
Additional paid-in capital	168,426,100	126,755,100
Accumulated deficit	(128,418,100)	(94,283,000)
Unearned stock-based compensation	(772,800)	(2,107,800)
Accumulated other comprehensive income	133,500	314,400

Total stockholders’ equity	39,371,100	30,680,400

	$62,505,800	$40,365,000

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Revenues
Collaborative revenues	$10,956,300	$4,604,300	$7,378,400

Operating expenses
Research and development(1)	30,848,000	23,454,000	16,935,000
General and administrative(1)	8,385,900	4,889,800	2,790,900
Provision for loss from litigation (Note 10)	6,221,000	—	—
Stock-based compensation	1,307,700	2,355,800	1,392,500

Total operating expenses	46,762,600	30,699,600	21,118,400

Loss from operations	(35,806,300)	(26,095,300)	(13,740,000)
Interest income	1,851,100	607,100	360,000
Interest expense	(179,900)	(428,900)	(712,600)

Net loss	$(34,135,100)	$(25,917,100)	$(14,092,600)
Participation of preferred stock	—	(8,586,500)	(12,279,300)

Net loss available to common stockholders	(34,135,100)	(17,330,600)	(1,813,300)

Net loss per common share, basic and diluted	$(1.55)	$(1.67)	$(1.24)

Weighted average common shares outstanding, basic and diluted	22,014,443	10,353,351	1,459,214

Net loss available to participating preferred stockholders	$—	$(8,586,500)	$(12,279,300)

Net loss per participating preferred share, basic and diluted (through June 2, 2004)	$—	$(0.87)	$(1.46)

Weighted average participating preferred shares outstanding, basic and diluted (through June 2, 2004)(2)	—	9,900,913	8,411,329

(1) Excludes stock-based compensation as follows:
Research and development	$740,300	$1,335,200	$778,100
General and administrative	567,400	1,020,600	614,400

	$1,307,700	$2,355,800	$1,392,500

(2)	Weighted average shares used for the year ended December 31, 2004, was the number of shares outstanding as of the closing of the Company’s initial public offering on June 2, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(34,135,100)	$(25,917,100)	$(14,092,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,025,600	1,305,600	1,343,600
Stock-based compensation	1,307,700	2,355,800	1,392,500
Loss on disposal of property and equipment	151,700	—	—
Other noncash expense	—	7,400	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(2,713,000)	(601,100)	(177,700)
Other assets	(97,900)	106,800	81,600
Accounts payable	(79,500)	577,600	319,800
Accrued expenses	2,901,100	1,471,300	317,400
Accrued loss from litigation	8,710,000	—	—
Deferred revenue	2,125,200	300	999,000
Other long-term liabilities	541,600	—	—

Net cash used in operating activities	(20,262,600)	(20,693,400)	(9,816,400)

Cash flows from investing activities
Purchases of investment securities	(54,522,600)	(36,646,400)	(37,063,600)
Maturities of investment securities	48,893,000	29,853,000	24,150,000
Purchases of property and equipment	(1,021,800)	(585,300)	(1,777,300)

Net cash used in investing activities	(6,651,400)	(7,378,700)	(14,690,900)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	41,669,900	31,501,000	19,700
Proceeds from issuance of preferred stock, net of issuance costs	—	—	28,004,700
Increase in restricted cash (Note 2)	(12,520,000)	—	—
Proceeds from issuance of long-term debt	782,400	1,952,100	1,451,500
Repayments of long-term debt	(1,562,100)	(3,346,700)	(3,071,800)

Net cash provided by financing activities	28,370,200	30,106,400	26,404,100

Effect of exchange rate changes on cash	38,200	(40,700)	(42,300)

Net increase in cash and cash equivalents	1,494,400	1,993,600	1,854,500
Cash and cash equivalents
Beginning of year	8,301,700	6,308,100	4,453,600

End of year	$9,796,100	$8,301,700	$6,308,100

Supplemental schedule of cash flow information
Interest paid	$181,400	$356,600	$570,600
Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	(50,400)	(73,600)	6,600
Property acquired under capital leases	30,700	—	—
Conversion of debt to common stock	—	1,007,400	—
Conversion of convertible preferred stock to common stock upon initial public offering	—	74,514,000	—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Stock-Based Compensation	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balances at December 31, 2002	4,312,951	$46,501,800	1,454,919	$300	$15,045,700	$(54,273,300)	$(1,179,900)	$317,200	$(40,090,000)	$(12,932,000)

Issuance of Series F preferred stock at $5.40 per share, net of issuance costs	5,212,962	28,004,700	—	—	—	—	—	—	—
Issuance of Series E preferred stock in connection with Series F offering	375,000	7,500	—	—	(7,500)	—	—	—	(7,500)
Issuance of common stock from exercise of stock options	—	—	7,143	—	19,700	—	—	—	19,700
Net loss	—	—	—	—	—	(14,092,600)	—	—	(14,092,600)	$(14,092,600)
Noncash compensation related to stock options granted	—	—	—	—	3,135,700	—	(1,743,200)	—	1,392,500
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	—	6,600	6,600	6,600
Cumulative translation adjustment	—	—	—	—	—	—	—	100,300	100,300	100,300

Balances at December 31, 2003	9,900,913	$74,514,000	1,462,062	$300	$18,193,600	$(68,365,900)	$(2,923,100)	$424,100	$(52,671,000)	$(13,985,700)

Issuance of common stock in initial public offering, net of issuance costs	—	—	5,000,000	500	31,088,200	—	—	—	31,088,700
Conversion of preferred stock to common stock	(9,900,913)	(74,514,000)	9,900,913	900	74,513,100	—	—	—	74,514,000
Issuance of common stock from conversion of debt	—	—	143,914	—	1,007,400	—	—	—	1,007,400
Issuance of common stock from exercise of stock options	—	—	397,569	—	305,600	—	—	—	305,600
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	18,392	—	106,700	—	—	—	106,700
Net loss	—	—	—	—	—	(25,917,100)	—	—	(25,917,100)	$(25,917,100)
Noncash compensation related to stock options granted	—	—	—	—	1,540,500	—	815,300	—	2,355,800
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	—	(73,600)	(73,600)	(73,600)
Cumulative translation adjustment	—	—	—	—	—	—	—	(36,100)	(36,100)	(36,100)

Balances at December 31, 2004	—	$—	16,922,850	$1,700	$126,755,100	$(94,283,000)	$(2,107,800)	$314,400	$30,680,400	$(26,026,800)

Issuance of common stock to collaborator, net of issuance costs	—	—	1,077,029	100	6,863,500	—	—	—	6,863,600
Issuance of common stock and warrants, net of issuance costs	—	—	5,277,621	600	34,052,800	—	—	—	34,053,400
Issuance of common stock from exercise of stock options	—	—	216,985	—	490,400	—	—	—	490,400
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	44,642	—	262,400	—	—	—	262,400
Repurchase of restricted common stock			(21,251)	—	—				—
Net loss	—	—	—	—	—	(34,135,100)	—	—	(34,135,100)	$(34,135,100)
Noncash compensation related to stock options granted	—	—	—	—	1,900	—	1,335,000	—	1,336,900
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	—	(50,400)	(50,400)	(50,400)
Cumulative translation adjustment	—	—	—	—	—	—	—	(130,500)	(130,500)	(130,500)

Balances at December 31, 2005	—	$—	23,517,876	$2,400	$168,426,100	$(128,418,100)	$(772,800)	$133,500	$39,371,100	$(34,316,000)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

ACADIA Pharmaceuticals Inc. (the “Company”) was originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. The Company reincorporated in Delaware in 1997. ACADIA is focused on the discovery and development of small molecule drugs for the treatment of central nervous system disorders. The Company maintains two wholly owned subsidiaries: ACADIA Pharmaceuticals AB located in Malmö, Sweden and ACADIA Pharmaceuticals A/S located in Denmark.

The Company has not been profitable and has generated substantial operating losses since its inception. The Company’s operations are subject to certain risks and uncertainties, including those associated with its history of operating losses and risk of continued losses, early stage of development, dependence on the outcome of clinical trials, and dependence on regulatory approval to sell products. At December 31, 2005, the Company’s accumulated losses were approximately $128.4 million. The Company expects to increase its operating expenses over the next several years as it expands its research and development activities. The Company will require additional financing in the future to fund its operations. The Company does not know whether additional financing will be available when needed or, if available, whether it will be available on favorable terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of opportunities, develop drug candidates and technologies or otherwise respond to competitive pressures could be significantly limited.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these financial statements are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S, its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date at the date of purchase of three months or less to be cash equivalents. As of December 31, 2005, $12,520,000 was on deposit as collateral for a letter of credit (See Note 10) and is classified as restricted cash.

Investment Securities

Investment securities are considered to be available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ equity. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts payable and accrued expenses included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for investment securities, which are separately disclosed

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elsewhere, are based on quoted market prices for the same or similar instruments. Based on borrowing rates currently available to the Company, the carrying value of the equipment financing lines approximate fair value.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives (generally three to ten years) using the straight line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight line method. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized. During the year ended December 31, 2005, a loss of $151,700 was recorded on the disposal of property and equipment.

Revenues

The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin, Revenue Recognition, or SAB No. 104. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. Arrangements with multiple elements are accounted for in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. The Company’s revenues are primarily related to its collaboration agreements, and such agreements may provide for various types of payments to the Company, including upfront payments, research funding and related fees during the term of the agreement, milestone payments based on the achievement of established development objectives, licensing fees, and royalties on future product sales.

Upfront, non-refundable payments under collaboration agreements are recorded as deferred revenue once received and recognized ratably over the term of the agreement. Non-refundable payments for research funding are generally recognized as revenues ratably over the period as the related research activities are performed. Revenues from non-refundable milestones are recognized when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the triggering event. Any amount received under an agreement in advance of performance is recorded as deferred revenue and recognized over the term of the agreement as the Company completes its performance obligations. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, the Company does not have ongoing involvement or obligations, and the fair value of any undelivered items can be determined. If the license is considered to have stand-alone value but the fair value of the undelivered items cannot be determined, the license payments are recognized as revenues over the period of performance for such undelivered items or services. No revenues recognized to date pursuant to our agreements are refundable even if the related research activities are not successful.

Research and Development Expenses

Research and development expenses are charged to operations as incurred. Research and development expenses include costs associated with services provided by contract organizations for preclinical development,

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturing of clinical materials, and clinical trials, and with patent related costs. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. The Company determines the total cost of a given study based on the terms of the related contract. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial and the invoices received from its external service providers. As actual costs become known, the Company adjusts its accruals. Certain research and development projects are funded under agreements with collaboration partners, and the costs related to these activities are included in research and development expenses.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and investment securities. The Company invests its excess cash primarily in marketable debt securities of corporations, financial institutions, and government agencies with strong credit ratings. The Company has adopted an investment policy that includes guidelines relative to diversification and maturities to maintain safety and liquidity.

During the years ended December 31, 2005, 2004, and 2003, revenue from two customers comprised 81 percent, 100 percent, and 99 percent of revenues, respectively, of which 48 percent, 98 percent, and 67 percent, respectively, were from Allergan, Inc. Revenue from Sepracor Inc. totaled $3,610,900 for the year ended December 31, 2005. At December 31, 2005, deferred revenue from Allergan and Sepracor was $1,087,500 and $1,588,800, respectively. At December 31, 2004, deferred revenue from Allergan was $1,320,300.

Foreign Currency Translation

The functional currencies of ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S are the local currencies. Accordingly, assets and liabilities of these entities are translated at the current exchange rate at the balance sheet date and historical rates for equity. Revenue and expense components are translated at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of stockholders’ equity. At December 31, 2005 and 2004, the balance within accumulated other comprehensive (loss) income from foreign currency translation was $249,800 and $380,300, respectively. Other foreign currency transaction gains and losses are included in the results of operations and, to date, have not been significant.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma information regarding net income (loss) has been determined as if the Company had accounted for its employee stock options and its employee stock purchase plan under the fair value methodology. The value of each employee stock option granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. Prior to the commencement of public trading of the Company’s stock on May 27, 2004, the value of each employee stock option grant was estimated on the date of grant using the minimum value method. Under the minimum value method, a volatility factor of 0.0 percent was assumed. The following assumptions were used for the employee stock purchase plan, which became effective on May 26, 2004: dividend yield of 0.0 percent; volatility of 50.0 percent; risk-free interest rate of 3.0 to 4.2 percent; and expected life in years of 0.5. The weighted average fair value of employee stock purchase rights granted during the years ended December 31, 2005 and 2004 was approximately $2.04 and $2.01, respectively. The following weighted average assumptions were used for employee stock options:

	Years Ended December 31,
	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Volatility	64.7%	70.0%	0.0%
Risk-free interest rate	4.5%	3.0%	3.0%
Expected life (in years)	5.3	5.0	5.0

Pro forma information follows for the periods:

	Years Ended December 31,
	2005	2004	2003
Net loss, as reported	$(34,135,100)	$(25,917,100)	$(14,092,600)
Add: Total stock-based employee compensation costs included in the determination of net loss	1,040,800	2,306,000	1,306,400
Deduct: Total stock-based employee compensation costs that would have been included in net loss if the fair value method had been applied	(2,872,500)	(2,673,500)	(1,460,300)

Pro forma net loss	$(35,966,800)	$(26,284,600)	$(14,246,500)
Participation of preferred stock	—	(8,641,100)	(12,413,000)

Pro forma net loss available to common stockholders	$(35,966,800)	$(17,643,500)	$(1,833,500)

Actual net loss per common share, basic and diluted	$(1.55)	$(1.67)	$(1.24)
Pro forma net loss per common share, basic and diluted	$(1.63)	$(1.70)	$(1.26)
Pro forma net loss available to participating preferred stockholders	$—	$(8,641,100)	$(12,413,000)

Actual net loss per participating preferred share, basic and diluted	$—	$(0.87)	$(1.46)
Pro forma net loss per participating preferred share, basic and diluted	$—	$(0.87)	$(1.48)

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-Lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, will generally be measured as the difference between the net book value of the assets and their estimated fair values. No such impairment losses have been recorded by the Company.

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

Net Income (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include potential dilutive common shares that were outstanding during the period. The effect of outstanding stock options and warrants is reflected, when dilutive, in diluted earnings per common share by application of the treasury stock method. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares used in calculating basic and diluted net loss per common share above exclude these potential common shares:

	Years Ended December 31,
	2005	2004	2003
Antidilutive options to purchase common stock	2,098,356	1,747,649	1,472,075
Antidilutive warrants to purchase common stock	1,063,625	74,073	74,073
Restricted vesting common stock	95,167	170,500	—

	3,257,148	1,992,222	1,546,148

Prior to the closing of the Company’s initial public offering in 2004, the Company computed its net income (loss) per share using the two-class method; therefore, the Company’s income (loss) was allocated between the common stockholders and the preferred stockholders based on their respective rights to share in dividends. For the year ended December 31, 2003, the method by which the Company allocated net income (loss) to the preferred stock was based on the number of preferred shares outstanding compared to the total combined preferred and common shares outstanding at the end of the year. The remaining net income (loss) was allocated to common stockholders. For the year ended December 31, 2004, the method by which the Company allocated net income (loss) to the preferred stock was based on the number of preferred shares outstanding compared to the total combined preferred and common shares outstanding as of the date of the completion of the initial public offering on June 2, 2004. The remaining net income (loss) was allocated to common stockholders. Upon the closing of the Company’s initial public offering on June 2, 2004, all outstanding preferred stock was reclassified or converted into common stock. As there were no preferred shares outstanding during the year ended December 31, 2005, the Company allocated net income (loss) solely to common stockholders.

The basic and diluted net loss per common share amounts for the year ended December 31, 2004 presented in the consolidated statements of operations include the effect, on a weighted average basis, of the 5.0 million shares of common stock issued in the Company’s initial public offering that closed on June 2, 2004 and the approximately 9.9 million shares of common stock issued upon conversion or reclassification of the Company’s preferred stock in conjunction with the closing of the initial public offering.

The following table presents the calculation of net loss per share:

	Years Ended December 31,
	2005	2004	2003
Net loss	$(34,135,100)	$(25,917,100)	$(14,092,600)
Participation of preferred stock	—	(8,586,500)	(12,279,300)

Net loss available to common stockholders	(34,135,100)	(17,330,600)	(1,813,300)

Basic and diluted net loss per common share	$(1.55)	$(1.67)	$(1.24)

Weighted-average shares used in computing net loss per common share, basic and diluted	22,014,443	10,353,351	1,459,214

Net loss available to participating preferred stockholders	$—	$(8,586,500)	$(12,279,300)

Basic and diluted net loss per participating preferred share	$—	$(0.87)	$(1.46)

Weighted average shares used in computing net loss per participating preferred share, basic and diluted(1)	—	9,900,913	8,411,329

(1)	Weighted average shares used for the year ended December 31, 2004, was the number of shares outstanding as of the closing of the Company’s initial public offering on June 2, 2004.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

Management has determined that the Company operates in one business segment. All revenues for the years ended December 31, 2005 and 2004 were generated in the United States. Information regarding long-lived assets by geographic area is as follows:

	December 31,
	2005	2004
United States	$1,284,900	$1,364,500
Europe	998,200	1,182,400

Total	$2,283,100	$2,546,900

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement will be effective beginning with the Company’s first quarter of 2006. The Company is currently evaluating the requirements of SFAS 123(R) and has not yet fully determined its impact on the Company’s consolidated financial statements; however, the Company anticipates that it will have a significant impact on its results of operations.

3. Investment Securities

Investment securities are comprised entirely of marketable debt securities of corporations and financial institutions. The fair value of available-for-sale securities by contractual maturity is as follows:

	December 31,
	2005	2004
Investment securities due within one year	$33,204,900	$25,554,800
Investment securities due after one year	—	2,070,900

	$33,204,900	$27,625,700

The fair value of investment securities at December 31, 2005 and 2004 was lower than historical cost; therefore, unrealized losses of $116,300 and $65,900, respectively, have been included in accumulated other comprehensive income in stockholders’ equity. No gains or losses were realized during the years ended December 31, 2005 and 2004.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Balance Sheet Components

Property and equipment, net, consist of:

	Estimated Useful Lives (Years)	December 31,
		2005	2004
Machinery and equipment	5	$4,272,500	$5,735,400
Computers and software	3	1,157,200	2,463,300
Furniture and fixtures	3–10	209,400	137,700
Leasehold improvements shorter of useful life or lease term		972,900	2,608,200

		6,612,000	10,944,600
Accumulated depreciation and amortization		(4,328,900)	(8,397,700)

		$2,283,100	$2,546,900

Depreciation and amortization of property and equipment was $1,023,800, $1,246,900, and $1,209,200 for the years ended December 31, 2005, 2004, and 2003, respectively.

Accrued expenses consist of:

	December 31,
	2005	2004
Accrued clinical and research services	$3,397,200	$1,012,700
Accrued compensation and benefits	1,801,700	1,822,700
Accrued professional fees	1,181,500	551,500
Other	201,800	294,200

	$6,582,200	$3,681,100

5. Long-Term Debt

The Company has entered into equipment financing agreements that were used to finance capital expenditures. These agreements provide for equal monthly installments to be paid over a three to four year period, with interest at rates ranging from 7.93 percent to 9.58 percent per annum. Outstanding borrowings under these agreements are collateralized by the related equipment. At December 31, 2005 and 2004, the Company had $1,782,000 and $1,970,100, respectively, in outstanding borrowings under these agreements. The Company was in compliance with financial covenants and conditions required at each of December 31, 2005 and 2004.

In May 2002, the Company issued a secured promissory note for $5,000,000. The note accrued interest at a rate of 10.73 percent with monthly interest only payments through August 2002, followed by monthly principal and interest payments. At December 31, 2004, the Company had an outstanding balance of $560,400 under the note, which was paid in full in March 2005.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, future payments under the Company’s long-term debt are as follows:

Years Ending
2006	$890,400
2007	548,700
2008	266,300
2009	71,600
2010	5,000

1,782,000
Less: Current portion	(890,400)

Long-term portion	$891,600

6. Collaborative Research and Licensing Agreements

On January 10, 2005, the Company entered into a collaboration agreement with Sepracor for the development of new drug candidates targeted toward the treatment of central nervous system disorders. Under the agreement, the parties will investigate potential clinical candidates resulting from the Company’s preclinical muscarinic program. The Company is entitled to receive research funding from Sepracor over the three-year research term of the collaboration and, if certain conditions are met, is eligible to receive milestone payments as well as royalties on future product sales worldwide, if any. The agreement also includes an option to select a preclinical compound from the Company’s 5-HT2A program for use in combination with LUNESTA, Sepracor’s insomnia drug, for sleep-related indications. Should this option be exercised, the Company will be eligible to receive additional license and milestone payments as well as royalties on future product sales worldwide, if any.

In connection with the collaboration, Sepracor has purchased an aggregate of 1,890,422 shares of the Company’s common stock for an aggregate of $20 million in two $10 million tranches. In January 2005, Sepracor purchased 1,077,029 shares at a price per share of approximately $9.28, which represented a 40 percent premium to the 30-day trailing average closing price of the Company’s common stock on the date of the agreement. The Company recorded the aggregate premium of $3.1 million, which was computed based on the excess of the purchase price over the closing price of the Company’s common stock on January 10, 2005, as deferred revenue and the remaining balance of $6.9 million as stockholders’ equity. The deferred revenue is being recognized as revenue as the related research activities are performed over the research term. During the year ended December 31, 2005, revenue of $3.6 million was recognized under the collaboration. In January 2006, Sepracor purchased an additional 813,393 shares at a price per share of approximately $12.29, which represented a 25 percent premium to the 30-day trailing average closing price at the one-year anniversary of the agreement.

In March 2003, the Company entered into a collaboration agreement with Allergan to discover, develop and commercialize new therapeutics for ophthalmic and other indications. The agreement originally provided for a three-year research term ending in late-March 2006. In February 2006, the parties amended the agreement to extend the research term for two additional years through March 2008. During the extended research term, the parties will focus joint research efforts in the area of pain. In addition, the parties may elect to pursue additional discovery activities in ophthalmic or other indications. During the extended research term, Allergan could exclusively license chemistry and related assets for up to three drug targets. As of December 31, 2005, the Company had received an aggregate of $11.9 million under the agreement, consisting of an upfront payment, research, and related fees. The Company will receive additional research funding during the extended research term. The Company may also receive license fees and milestone payments as well as royalties on future product sales worldwide, if any. Revenue recognized under this agreement during the years ended December 31, 2005, 2004, and 2003 totaled $4.2 million, $3.9 million, and $2.7 million, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 1999, the Company entered into a collaboration agreement with Allergan to discover, develop and commercialize drugs for glaucoma based on the Company’s compounds. Under the agreement, the Company provided its drug discovery expertise to enable the selection by Allergan of a drug candidate for development and commercialization. Allergan was granted worldwide rights to products based on this compound for the treatment of ocular disease. As of December 31, 2005, the Company had received an aggregate of $8.8 million in payments under the agreement, consisting of upfront fees, research funding, and milestone payments. In addition, the Company is eligible to receive additional milestone payments as well as royalties on future product sales worldwide, if any. Revenue recognized under this agreement totaled $165,000 and $1.8 million during the years ended December 31, 2004, and 2003, respectively. The Company recognized no revenue under this agreement during the year ended December 31, 2005.

In September 1997, the Company entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for neuropathic pain and ophthalmic indications. This agreement was subsequently amended in conjunction with the execution of the March 2003 collaboration agreement and provides for the continued development of drug candidates for one target area. Pursuant to the 1997 agreement, the Company granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. In exchange, the Company received an aggregate of $10.5 million in research funding and milestone payments through December 31, 2005. The Company is also eligible to receive additional milestone payments as well as royalties on future worldwide sales of products, if any. Revenue recognized under this agreement totaled $1.0 million, $500,000 and $463,100 during the years ended December 31, 2005, 2004 and 2003, respectively. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in the Company.

In May 2004, the Company entered into a development agreement with The Stanley Medical Research Institute, or SMRI. The development term is for three years and may be extended for additional one-year periods by written agreement of the parties. Under this agreement, the Company is entitled to receive up to $5 million in funding to support the further development of one of the Company’s drug candidates for the treatment of schizophrenia. Assuming the successful development and commercialization of this drug candidate, the Company is required to pay to SMRI royalties on product sales up to a specified level. SMRI may terminate this agreement in selected instances, including if the Company enters into a strategic alliance covering the drug candidate or does not reasonably progress its development. Upon signing this agreement, the Company also received $1 million from SMRI in exchange for a convertible promissory note issued to SMRI bearing interest at 9 percent per annum (the “SMRI Note”). Upon the closing of the Company’s initial public offering on June 2, 2004, the SMRI Note and accrued interest automatically converted into 143,914 shares of the Company’s common stock at the initial public offering price of $7.00 per share. Revenue recognized under this agreement totaled $2 million during the year ended December 31, 2005. The Company recognized no revenue under this agreement during the year ended December 31, 2004.

In December 2001, the Company entered into a collaboration agreement with Amgen to discover novel small molecule drugs using the Company’s proprietary drug discovery platform. The Company received aggregate payments of $4.3 million under the agreement through December 31, 2003, at which time the research term was completed. Revenue recognized under this agreement totaled $2.4 million during the year ended December 31, 2003.

7. Stockholders’ Equity

Private Placement

On April 20, 2005, the Company completed a private placement in which it raised net proceeds of approximately $34.1 million through the sale, at a price of $6.82125 per share, of 5,277,621 shares of its

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock and warrants to purchase 1,319,402 shares of its common stock. The warrants have an exercise price of $8.148 per share, became exercisable on October 17, 2005, and will expire on April 19, 2010, unless earlier terminated. In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the allocated fair value of the warrants at the issuance date of $4.5 million has been included as permanent equity. The fair value was determined at the date of issuance using the Black-Scholes model. Pursuant to the terms of the private placement, the Company filed a registration statement with the SEC to register for resale the shares of common stock sold in the private placement and the shares of common stock issuable upon the exercise of the warrants. This registration statement became effective June 7, 2005.

Initial Public Offering

On June 2, 2004, the Company completed the initial public offering of 5.0 million shares of its common stock for proceeds of $31.1 million, net of underwriting discounts and commissions and offering expenses. Each outstanding share of the Company’s preferred stock was reclassified or converted into one share of its common stock upon the closing of the initial public offering on June 2, 2004. In connection with the initial public offering, the Company effected a 1-for-2 reverse stock split of the outstanding preferred stock and common stock. The accompanying financial statements give retroactive effect to the 1-for-2 reverse stock split for all periods presented.

Warrants

In connection with the private placement completed in April 2005, the Company issued warrants to purchase an aggregate of 1,319,402 shares of its common stock. The Company also had warrants outstanding at December 31, 2005 to purchase an additional 74,073 shares of its common stock that were issued in connection with a secured promissory note in 2002. Each of the warrants issued in connection with the promissory note has an exercise price of $8.10 per share and expire in May 2012.

Stock Option Plans

The 1997 stock option plan (the “1997 Plan”), as amended, provided for the grant of incentive stock options and nonqualified stock options to employees, officers, directors, consultants and advisors of the Company representing the right to purchase up to an aggregate of 3,080,000 shares of common stock. The exercise price of each option grant was set at the fair market value for the Company’s common stock as determined by the Company’s Board of Directors and each option’s maximum term was ten years. Options granted under the 1997 Plan generally vest over a four-year period. The 1997 Plan permitted grants to certain employees allowing those employees to early exercise their options for restricted shares of the Company’s common stock that were subject to the original vesting terms of the option. Restricted shares are generally subject to a repurchase option in favor of the Company that is exercisable upon termination of the employment of the optionee at an amount per share equal to the purchase price of the restricted shares. For financial reporting purposes, these options are not considered exercised until the repurchase feature lapses. Therefore, the amount of cash received by the Company for the purchase of restricted shares is included as a liability until the repurchase feature lapses. Furthermore, for financial reporting purposes restricted shares subject to repurchase are excluded from the calculation of basic earnings per share (and only included in the computation of diluted earnings per share to the extent their effect is dilutive). At December 31, 2005 and 2004, the Company recorded an accrued expense of $65,100 and $159,400, respectively, for each of 59,367 and 143,720 restricted shares that were subject to repurchase on the respective dates. Upon the closing of the initial public offering on June 2, 2004, all shares that remained eligible for grant under the 1997 Plan were transferred to the 2004 Equity Incentive Plan.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2004 Equity Incentive Plan (the “2004 Plan”) became effective upon the closing of the initial public offering on June 2, 2004. The 2004 Plan permits the grant of options to directors, officers, other employees, and consultants. In addition, the 2004 Plan permits the grant of stock bonuses, rights to purchase restricted stock, stock, and other stock awards. At December 31, 2005, the number of shares authorized for issuance under the 2004 Plan was 1,486,884 shares of common stock, which included the 745,233 shares that remained eligible for grant under the 1997 Plan at June 2, 2004, the date of the closing of the Company’s initial public offering. The 2004 Plan includes an “evergreen” provision providing that an additional number of shares will automatically be added to the shares authorized for issuance at each annual meeting of stockholders for a period of five years, which began with the meeting in 2005. The 2004 Plan share reserve may also be increased by the number of shares, if any, that would otherwise have reverted to the 1997 Plan reserve after June 2, 2004. At December 31, 2005, there were 656,361 shares of common stock available for new grants under the 2004 Plan.

Stock option transactions under the 1997 Plan and 2004 Plan during the years ended December 31, 2005, 2004, and 2003 are presented below:

	Number of Shares	Weighted- Average Exercise Prices
Balance at December 31, 2002	1,019,106	$2.78
Granted	876,625	$1.08
Exercised	(7,143)	$2.76
Canceled/forfeited	(34,500)	$3.80

Balance at December 31, 2003	1,854,088	$1.95
Granted	361,873	$4.15
Exercised	(397,569)	$1.17
Canceled/forfeited	(44,517)	$3.70

Balance at December 31, 2004	1,773,875	$2.52
Granted	716,196	$8.17
Exercised	(216,985)	$1.94
Canceled/forfeited	(34,439)	$5.58

Balance at December 31, 2005	2,238,647	$4.34

At December 31, 2005, 2004, and 2003, there were 1,411,019, 1,421,514, and 1,573,872 options exercisable, respectively. Were these options to have been exercised, 350,999, 473,530, and 822,241 shares would have been restricted shares and subject to repurchase by the Company at December 31, 2005, 2004, and 2003, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.02–$ 1.20	661,252	7.2	$1.08	580,771	$1.08
$1.50–$ 4.00	586,217	5.5	$2.14	571,057	$2.15
$5.60–$ 6.95	480,646	9.1	$6.66	77,435	$6.28
$7.01–$ 8.00	174,799	7.8	$7.81	100,046	$8.00
$8.11–$ 9.10	200,233	9.4	$8.53	35,460	$8.85
$9.20–$11.37	135,500	9.8	$10.83	46,250	$10.71

	2,238,647			1,411,019

The weighted average fair value of options granted during the years ended December 31, 2005, 2004, and 2003 was approximately $4.95, $7.34, and $3.80, respectively.

During the year ended December 31, 2005, forfeitures of stock options grants to employees reduced unearned stock-based compensation by $320,300. During the year ended December 31, 2004, in connection with the grant of various stock options to employees, the Company recorded unearned stock-based compensation, net of forfeitures, of $1,478,400, representing the difference between the exercise price and the estimated fair value of the Company’s common stock on the date such stock options were granted. Unearned stock-based compensation is included as a component of stockholders’ deficit and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. During the years ended December 31, 2005, 2004, and 2003, the Company recorded amortization of unearned stock-based compensation expense of $1,040,800, $2,306,000, and $1,306,400, respectively.

During the years ended December 31, 2005, 2004, and 2003, in connection with the grant of stock options to consultants, the Company recorded expense of $267,000, $49,800, and $86,100, respectively. For purposes of determining this compensation expense, the fair value of each option grant is estimated on the measurement date using the Black-Scholes option pricing model with the following assumptions used for the year ended December 31, 2005: dividend yield of 0.0 percent; volatility of 64.7 percent; and contractual life of ten years. For the years ended December 31, 2004 and 2003, the following assumptions were used: dividend yield of 0.0 percent; volatility of 100 percent; and contractual life of ten years. Risk free interest rates of 4.3 percent, 4.0 percent, and 4.0 percent were assumed for the years ended December 31, 2005, 2004, and 2003, respectively.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the initial public offering on June 2, 2004. The Purchase Plan includes an “evergreen” provision providing that an additional number of shares will automatically be added to the shares authorized for issuance at each annual meeting of stockholders for a period of ten years, which began with the meeting in 2005. A total of 275,000 shares of common stock have been reserved for issuance under the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2005 and 2004, 44,642 and 18,392 shares of common stock were issued under the Purchase Plan, respectively.

Common Stock Reserved For Future Issuance

At December 31, 2005, 2,238,647 and 1,393,475 shares of common stock were reserved for issuance upon the exercise of stock options and warrants, respectively.

8. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation. The Company’s total contributions to the 401(k) Plan were $290,000, $219,600 and $204,700, for the years ended December 31, 2005, 2004 and 2003, respectively.

9. Income Taxes

At December 31, 2005, the Company had both federal and state net operating loss carryforwards of approximately $97,200,000 and $39,300,000, respectively, which will begin to expire in 2013 and 2007, respectively. The Company has $1,960,000 of federal research and development credit carryforwards that will begin to expire in 2012. In addition, the Company has $2,100,000 of state research and development credit carryforwards that have no expiration date. The Company also has foreign net operating loss carryforwards of approximately $3,400,000 that have no expiration date. In certain circumstances, as specified in the Code, an ownership change of 50 percent or more by certain combinations of the Company’s stockholders during any three-year period could result in an annual limitation on the Company’s ability to utilize portions of the domestic net operating loss and research and development credit carryforwards.

The components of the deferred tax asset are as follows:

	2005	2004
Net operating loss carryforwards	$36,203,800	$26,326,700
Research and development credit carryforwards	3,344,400	3,065,600
Accrued loss from litigation	2,478,100	—
Capitalized research and development	3,002,700	2,861,300
Deferred revenue	1,431,200	265,600
Purchased intellectual property	966,200	1,054,000
Property and equipment	308,800	1,473,200
Other	1,143,800	794,400

	48,879,000	35,840,800
Valuation allowance	(48,879,00)	(35,840,800)

	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $13 million in 2005 primarily due to net operating loss carryforwards.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	2005	2004	2003
Amounts computed at statutory federal rate	$(11,606,000)	$(8,811,600)	$(4,791,200)
Permanent differences	414,200	534,000	473,400
Federal research and development credits	(377,400)	(429,600)	(254,100)
Change in valuation allowance	13,075,300	10,562,100	5,650,300
State taxes	(2,115,700)	(1,724,200)	(1,011,600)
Foreign tax rate difference	386,100	(8,700)	(14,800)
Other	223,500	(122,000)	(52,000)

	$—	$—	$—

10. Commitments and Contingencies

On August 24, 2005, a jury rendered a verdict against the Company and two of its executive officers in a civil action filed by a former employee for claims of sexual harassment and retaliation. The jury awarded compensatory damages in the aggregate amount of $3.9 million, and punitive damages in the aggregate amount of $2.2 million against the Company. The jury also awarded punitive damages against the executive officers in the aggregate amount of $1.8 million. Pursuant to the terms of the Company’s bylaws and existing indemnity agreements, the Company is required to indemnify the executive officers. The Company has employment practices liability, or EPL, insurance in the amount of $3 million, of which approximately $2.4 million remained available at December 31, 2005 and which may be available to offset a portion of the compensatory damages as well as fees and expenses incurred in connection with this litigation.

Although the Company has filed a notice of appeal, a charge of $6,221,000 was recorded during the year ended December 31, 2005. This amount represented the aggregate amount awarded for damages and $495,000 for plaintiff’s fees and costs plus $295,000 in accrued interest on these awards, net of remaining proceeds which the Company may receive under its EPL insurance policy. This anticipated insurance recovery is included in prepaid expenses, receivables and other current assets in the accompanying balance sheet. During the fourth quarter of 2005, in connection with the appeal process, the Company filed a bond with the court for an aggregate amount of $12,520,000, or approximately 150% of the total award. The bond is backed by a letter of credit in the amount of $12,520,000, which in turn is collateralized by restricted cash in an equal amount.

There can be no assurance that the Company will prevail in its appeal of the verdict. The Company expects to incur additional legal costs in connection with the appeal, which will be charged to expense as incurred. The appeal process may consume a substantial portion of the Company’s financial and management resources, regardless of outcome, and may take years to ultimately resolve. If these proceedings are resolved unfavorably, the Company’s business and financial condition may be harmed.

The Company and its Swedish subsidiary lease office and laboratory facilities and certain equipment under noncancelable operating leases that expire at various dates through May 2015. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. The Company’s facilities leases provide for the extension of their lease terms and the U.S. leases each provide for early termination.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future noncancelable minimum payment obligations under operating lease arrangements are as follows at December 31, 2005:

Years Ending
2006	$1,930,800
2007	1,939,400
2008	1,867,800
2009	1,888,700
Thereafter	8,358,200

$15,984,900

Rent expense was $1,900,800, $1,449,300, and $1,189,100 for the years ended December 31, 2005, 2004, and 2003, respectively. Facility operating leases contain escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term. The difference between rent expense recorded and amounts paid under lease agreements is recorded as deferred rent and included in accrued expenses in the accompanying consolidated balance sheet.

11. Selected Quarterly Financial Data (Unaudited)

2005	March 31,	June 30,	September 30,	December 31,
Revenues	$2,325,200	$2,514,600	$3,673,500	$2,443,000
Net loss	$(5,589,200)	$(6,036,900)	$(12,306,100)	$(10,202,900)
Net loss available to common stockholders	$(5,589,200)	$(6,036,900)	$(12,306,100)	$(10,202,900)
Net loss per common share, basic and diluted	$(0.31)	$(0.26)	$(0.53)	$(0.44)
Net loss available to participating preferred stockholders	$—	$—	$—	$—
Net loss per participating preferred share, basic and diluted	$—	$—	$—	$—

2004	March 31,	June 30,	September 30,	December 31,
Revenues	$923,900	$1,015,700	$1,581,300	$1,083,400
Net loss	$(6,481,200)	$(5,886,500)	$(6,214,500)	$(7,334,900)
Net loss available to common stockholders	$(865,300)	$(2,776,600)	$(6,214,500)	$(7,334,900)
Net loss per common share, basic and diluted	$(0.58)	$(0.42)	$(0.37)	$(0.44)
Net loss available to participating preferred stockholders	(5,615,900)	$(3,109,900)	$—	$—
Net loss per participating preferred share, basic and diluted	$(0.57)	$(0.31)	$—	$—

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (incorporated by reference to Exhibit 4.3 to Registration Statement No 333-124753).

10.1	Amended and Restated Stockholders Agreement, dated March 27, 2003, by and among the Registrant and the stockholders named therein (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-113137).

10.2[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.3[a]	1997 Stock Option Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-113137).

10.4	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.5[a]	2004 Employee Stock Purchase Plan and initial offering thereunder (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-113137).

10.6[a]	401(k) Plan (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-113137).

10.7[a]	Employment Letter Agreement, dated December 21, 1998, between the Registrant and Uli Hacksell, Ph.D. (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-52492).

10.8[a]	Employment Agreement, dated January 31, 1997, between the Registrant and Mark R. Brann, Ph.D. (incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-52492).

10.9[a]	Employment Letter Agreement, dated March 4, 1998, between the Registrant and Thomas H. Aasen (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-52492).

10.10[a]	Employment Contract, dated November 21, 2000, between the Registrant and Bo-Ragnar Tolf, Ph.D. (incorporated by reference to Exhibit 10.11 to Registration Statement No. 333-113137).

10.11[a]	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 13, 2005).

10.12[b]	Collaborative Research, Development and License Agreement, dated September 24, 1997, by and among the Registrant, Allergan, Inc. and Vision Pharmaceuticals L.P. (now Allergan Sales, Inc.) (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-113137).

10.13[b]	Amendment to Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-113137).

1

Exhibit Number	Description
10.14[b]	Collaborative Research, Development and License Agreement, dated July 26, 1999, by and among the Registrant and Allergan, Inc., Allergan Pharmaceuticals (Ireland) Limited, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-113137).

10.15[b]	Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-113137).

10.16	Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-52492).

10.17	Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.18[b]	Development Agreement, dated May 3, 2004, between the Registrant and The Stanley Medical Research Institute (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-113137).

10.19[b]	License, Option and Collaboration Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.20[b]	Common Stock Purchase Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.21[b]	Registration Rights Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.22	Securities Purchase Agreement, dated April 15, 2005, by and between the Registrant and the purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 20, 2005).

10.23	Lease Amendment, dated November 1, 2005, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.24	Lease Agreement, executed November 2, 2005, between ACADIA Pharmaceuticals AB and Medeon Fastigheter AB (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.25[c]	Second Amendment to Collaborative Research, Development and License Agreement, dated February 28, 2006, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc.

10.26[a]	Description of Executive Officer Annual Incentive Cash Compensation Program.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 53).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2

Exhibit Number	Description
31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[a]	Indicates management contract or compensatory plan or arrangement.
[b]	We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933.
[c]	We have applied for confidential treatment of certain provisions of this exhibit with the SEC. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the SEC pursuant to our request for confidential treatment.

3