Form 10-Q
period 2006-03-31
ACADIA PHARMACEUTICALS INC
filed 2006-05-10
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934:

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on May 3, 2006:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	29,346,073

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005(1)
Assets
Cash and cash equivalents	$11,264,000	$9,796,000
Investment securities, available-for-sale	32,420,000	33,205,000
Restricted cash	12,520,000	12,520,000
Prepaid expenses, receivables and other current assets	4,917,000	4,604,000

Total current assets	61,121,000	60,125,000
Property and equipment, net	2,299,000	2,283,000
Other assets	98,000	98,000

	$63,518,000	$62,506,000

Liabilities and Stockholders’ Equity
Accounts payable	$733,000	$2,073,000
Accrued expenses	7,227,000	6,582,000
Accrued loss from litigation	8,937,000	8,710,000
Current portion of deferred revenue	4,041,000	3,446,000
Current portion of long-term debt	805,000	890,000

Total current liabilities	21,743,000	21,701,000

Other long-term liabilities	1,183,000	542,000
Long-term debt, less current portion	733,000	892,000

Total liabilities	23,659,000	23,135,000

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2006 and December 31, 2005; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at March 31, 2006 and December 31, 2005; 24,390,703 shares and 23,517,876 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	2,000	2,000
Additional paid-in capital	177,910,000	168,426,000
Accumulated deficit	(137,885,000)	(128,418,000)
Unearned stock-based compensation	(310,000)	(773,000)
Accumulated other comprehensive income	142,000	134,000

Total stockholders’ equity	39,859,000	39,371,000

	$63,518,000	$62,506,000

(1)	The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues
Collaborative revenues	$2,537,000	$2,325,000

Operating expenses
Research and development (includes stock-based compensation of $559,000 and $211,000 for the three months ended March 31, 2006 and 2005, respectively)	10,126,000	6,327,000
General and administrative (includes stock-based compensation of $341,000 and $160,000 for the three months ended March 31, 2006 and 2005, respectively)	2,284,000	1,798,000
Provision for loss from litigation	227,000	—

Total operating expenses	12,637,000	8,125,000

Loss from operations	(10,100,000)	(5,800,000)
Interest income	625,000	261,000
Interest expense	(43,000)	(50,000)

Loss before change in accounting principle	$(9,518,000)	$(5,589,000)
Cumulative effect of change in accounting principle	51,000	—

Net loss	$(9,467,000)	$(5,589,000)

Net loss per common share, basic and diluted:
Before change in accounting principle	$(0.39)	$(0.31)
Cumulative effect of change in accounting principle	—	—

Net loss per common share, basic and diluted	$(0.39)	$(0.31)

Weighted average common shares outstanding, basic and diluted	24,308,000	17,903,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(9,467,000)	$(5,589,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189,000	306,000
Stock-based compensation	900,000	371,000
Loss on disposal of equipment	9,000	—
Cumulative effect of change in accounting principle	(51,000)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(313,000)	(140,000)
Accounts payable	(1,340,000)	(768,000)
Accrued expenses	645,000	31,000
Accrued loss from litigation	227,000	—
Current portion of deferred revenue	595,000	5,521,000
Other long-term liabilities	641,000	—

Net cash used in operating activities	(7,965,000)	(268,000)

Cash flows from investing activities
Purchases of investment securities	(6,924,000)	(11,460,000)
Maturities of investment securities	7,727,000	8,643,000
Purchases of property and equipment	(199,000)	(91,000)

Net cash provided by (used in) investing activities	604,000	(2,908,000)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	9,098,000	6,956,000
Repayments of long-term debt	(244,000)	(833,000)

Net cash provided by financing activities	8,854,000	6,123,000

Effect of exchange rate changes on cash	(25,000)	(13,000)

Net increase in cash and cash equivalents	1,468,000	2,934,000
Cash and cash equivalents
Beginning of period	9,796,000	8,302,000

End of period	$11,264,000	$11,236,000

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	$18,000	$(32,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiaries, ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include potential dilutive common shares that were outstanding during the period. The effect of outstanding stock options, restricted vesting common stock and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method. The Company has excluded all outstanding stock options, restricted vesting common stock and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares:

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Antidilutive options to purchase common stock	2,417,000	1,939,000
Antidilutive warrants to purchase common stock	1,393,000	74,000
Restricted vesting common stock	51,000	125,000

	3,861,000	2,138,000

3. Stock-Based Compensation

Stock Plans

The Company’s 1997 stock option plan (the “1997 Plan”), as amended, provided for the grant of incentive stock options and nonqualified stock options to employees, officers, directors, consultants and advisors of the Company. The exercise price of each option grant was set at the fair market value for the Company’s common stock as determined by the Company’s Board of Directors and each option’s maximum term was ten years. Options granted under the 1997 Plan generally vest over a four-year period. The 1997 Plan permitted grants to certain employees allowing those employees to early exercise their options for restricted shares of the Company’s common stock that were subject to the original vesting terms of the option. Restricted shares are generally subject to a repurchase option in favor of the Company that is exercisable upon termination of the employment of the optionee at an amount per share equal to the purchase price of the restricted shares. During the three months ended March 31, 2006, 15,777 restricted common shares with an aggregate intrinsic value of $235,000 vested, leaving 43,590 restricted shares with an aggregate intrinsic value of $649,000 outstanding and subject to repurchase at period end. Upon the closing of the Company’s initial public offering on June 2, 2004, all shares that remained eligible for grant under the 1997 Plan were transferred to the Company’s 2004 Equity Incentive Plan (the “2004 Plan”).

The 2004 Plan became effective upon the closing of the initial public offering on June 2, 2004. The 2004 Plan permits the grant of options to directors, officers, other employees, and consultants. In addition, the 2004 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2004 Plan is determined in accordance with the guidelines set forth in the 2004 Plan. The exercise price of a stock option cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is ten years. Options granted under the 2004 Plan generally vest over a four-year period. At March 31, 2006, the number of shares authorized for issuance under the 2004 Plan was 1,486,884 shares of common stock, which included the 745,233 shares that remained eligible for grant under the 1997 Plan at June 2, 2004. The 2004 Plan includes an “evergreen” provision providing that an additional number of shares will automatically be added to the shares authorized for issuance at each annual meeting of stockholders for a period of five years, which began with the meeting in 2005. The 2004 Plan share reserve may also be increased by the number of shares, if any, that would otherwise have reverted to the 1997 Plan reserve after June 2, 2004. At March 31, 2006, there were 239,499 shares of common stock available for new grants under the 2004 Plan.

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the initial public offering on June 2, 2004. The Purchase Plan includes an “evergreen” provision providing that an additional number of shares will automatically be added to the shares authorized for issuance at each annual meeting of stockholders for a period of ten years, which began with the meeting in 2005. A total of 275,000 shares of common stock have been reserved for issuance under the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. As of March 31, 2006, 63,034 shares of common stock had been issued under the Purchase Plan and 211,966 shares were available for future issuance.

Adoption of Statement of Financial Accounting Standards No. 123(R)

Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and provided pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, using the modified prospective transition method. Under that transition method, compensation cost recognized for the three months ended March 31, 2006 included (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined using the intrinsic value method under APB Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

Unearned stock-based compensation related to stock options granted prior to December 31, 2003 is reflected as a separate component of stockholders’ equity in the Company’s balance sheet. Unearned stock-based compensation represents the difference between the exercise price of grants made to employees and the fair value of the Company’s common stock on the date of grant. The remaining balance of unearned stock-based compensation, totaling $368,000 and which related to stock options granted during the period January 1, 2004 to the closing of the Company’s initial public offering on June 2, 2004, was reclassified to additional paid-in capital upon the adoption of SFAS No. 123(R) on January 1, 2006.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 was approximately $400,000 higher than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net loss for the three months ended March 31, 2006 would have been $0.37 per share had the Company not adopted SFAS No. 123(R), compared to reported basic and diluted net loss of $0.39 per share. The adoption of

SFAS No. 123(R) also resulted in a cumulative benefit from accounting change of $51,000 which reflects the net cumulative impact of estimating future forfeitures for options granted subsequent to December 31, 2003 and outstanding at January 1, 2006, rather than recording forfeitures when they occur as previously permitted.

The value of each employee stock option and Purchase Plan right granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which are generally the vesting periods. The following assumptions were used to estimate the fair value of employee stock options:

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Expected volatility	65%	70%
Risk-free interest rate	5%	4%
Expected forfeiture rate	7%	0%
Expected dividend yield	0%	0%
Expected life of options in years	5.3	5.0

Expected Volatility. The Company completed its initial public offering on June 2, 2004, so there is limited trading history for its shares in the public markets. Therefore, the Company considers the expected and historic volatility of peer companies as well as its own historical volatility when determining the volatility factor. In considering peer companies, the Company considers characteristics such as industry, stage of development, size and financial leverage.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option.

Expected Forfeiture Rate. The Company considers its pre-vesting forfeiture history, as well as the weighted average probabilities of forfeiture due to retirement, termination, death and disability based on the demographics of its option holders, to determine its expected forfeiture rate.

Expected Dividend Yield. The Company has never paid any dividends and currently has no plans to do so.

Expected Life of Options. The Company considers, among other factors, its historical exercise experience to date as well as the mean time remaining to full vesting of all outstanding options and the mean time remaining to end of the contractual term of all outstanding options.

The following assumptions were used to estimate fair value for the latest offering under the Purchase Plan that commenced December 1, 2005: expected volatility of 46 to 48 percent; risk-free interest rate of 4 percent; dividend yield of 0 percent; and expected life in years of 0.5 to 2.0.

The weighted average fair value of stock options granted in the three months ended March 31, 2006 and 2005 was $7.85 and $4.36, respectively. There were no Purchase Plan rights granted during the three months ended March 31, 2006. As of March 31, 2006, total unrecognized compensation cost related to stock options was approximately $5.4 million, and the weighted average period over which this cost is expected to be recognized is 1.6 years.

The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans for the three months ended March 31, 2005.

For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods on an accelerated basis.

Three Months Ended March 31, 2005
(unaudited)
Net loss, as reported	$(5,589,000)
Add: Stock-based employee compensation costs included in reported net loss	360,000
Deduct: Total stock-based employee compensation costs that would have been included in net loss if the fair value method had been applied	(630,000)

Pro forma net loss	$(5,859,000)

Actual net loss per common share, basic and diluted	$(0.31)

Pro forma net loss per common share, basic and diluted	$(0.33)

Stock Option Activity

Stock option transactions during the three months ended March 31, 2006 are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,238,647	$4.34
Granted	419,800	$13.15
Exercised	(59,435)	$2.55
Canceled/forfeited	(2,938)	$6.21

Outstanding at March 31, 2006	2,596,074	$5.80	7.6	$26,425,000

Exercisable at March 31, 2006	1,513,558	$3.22	6.2	$19,367,000

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $15.98 closing price of the Company’s common stock on March 31, 2006. The aggregate intrinsic value of options exercised in the three months ended March 31, 2006 was approximately $681,000, determined as of the date of exercise. The Company received approximately $152,000 in cash from options exercised in the three months ended March 31, 2006.

Stock-based awards issued to nonemployees are accounted for using a fair value method and are remeasured to fair value at each period end until the earlier of the date that performance by the nonemployee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31, 2006: dividend yield of 0 percent; volatility of 72 percent; risk free interest rate of 5 percent and remaining contractual life of 7 to 10 years. For the three months ended March 31, 2005 the following assumptions were used: dividend yield of 0 percent; volatility of 100 percent; risk free interest rate of 4 percent; and remaining contractual life of 8 to 10 years. During the three months ended March 31, 2006 and 2005, in connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of $279,000 and $11,000, respectively.

4. Comprehensive Loss

For the three months ended March 31, 2006 and 2005, comprehensive loss consisted of the following:

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Net loss	$(9,467,000)	$(5,589,000)
Unrealized gain (loss) on investment securities	18,000	(32,000)
Foreign currency translation loss	(10,000)	(16,000)

Total comprehensive loss	$(9,459,000)	$(5,637,000)

5. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three months ended March 31, 2006 and 2005 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows:

	March 31, 2006	December 31 2005
	(unaudited)
United States	$1,279,000	$1,285,000
Europe	1,020,000	998,000

Total	$2,299,000	$2,283,000

6. Stockholders’ Equity

On January 10, 2006, Sepracor Inc. purchased 813,393 shares of the Company’s common stock for $10 million at a per share price of approximately $12.29, which represented a 25 percent premium to the 30-day trailing average closing price. The Company recorded the aggregate premium amount of $1.1 million, which was computed based on the excess of the purchase price over the closing price of the Company’s common stock on January 10, 2006, as deferred revenue and the remaining purchase amount of $8.9 million as stockholders’ equity. The deferred revenue will be recognized as revenue as the related research activities are performed over the research term of the companies’ collaboration agreement.

7. Commitments and Contingencies

On August 24, 2005, a jury rendered a verdict against the Company and two of its executive officers in a civil action filed by a former employee for claims of sexual harassment and retaliation and awarded an aggregate of $7.9 million in compensatory and punitive damages. Although the Company has filed a notice of appeal, it has recorded an accrued loss from litigation totaling $8.9 million as of March 31, 2006. This amount represented the aggregate amount awarded for damages and $495,000 for plaintiff’s fees and costs plus $522,000 in accrued interest on these awards, including $227,000 of accrued interest that was recorded as a provision for loss from litigation during the three months ended March 31, 2006. The Company has employment practices liability insurance in the amount of $3 million, of which approximately $2.4 million remained available at March 31, 2006 to offset a portion of the compensatory damages as well as fees and expenses incurred in connection with this litigation. The anticipated insurance recovery is included in prepaid expenses, receivables and other current assets in the accompanying balance sheet. In connection with the appeal process, the Company has filed a bond with the court for an amount of $12,520,000, or approximately 150% of the total award. The bond is backed by a letter of credit in the amount of $12,520,000, which is turn is collateralized by restricted cash in an equal amount.

8. Subsequent Event

On May 3, 2006, the Company raised net proceeds of $55.6 million from the sale of 4,947,229 shares of its common stock in a public offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included with our annual report on Form 10-K (“Annual Report”) filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Background

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have five programs in clinical development and several additional programs in preclinical development and discovery stages. Our four proprietary Phase II-stage clinical programs are ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, ACP-103 as an adjunctive therapy for schizophrenia, ACP-103 for sleep maintenance insomnia, and ACP-104 for the treatment of schizophrenia. We have retained worldwide commercialization rights for these programs. We also have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan, Inc. All of the drug candidates in our product pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At March 31, 2006, we had an accumulated deficit of $137.9 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Recent Developments

In March 2006, we announced positive results from a multi-center Phase II trial of ACP-103 in patients with Parkinson’s disease suffering from treatment-induced psychosis. The trial met the primary endpoint, which was to demonstrate that administration of ACP-103 did not worsen the disease-related motoric function of these patients. In addition, administration of ACP-103 produced antipsychotic effects, a secondary endpoint of this trial, and was safe and well tolerated. We are also conducting an ongoing open-label extension study involving the extended use of ACP-103 in patients with Parkinson’s disease who completed this Phase II trial and may, in the opinion of the treating physician, benefit from continued treatment with ACP-103. Many of the eligible patients are participating in this extension study, including ten patients who have been treated with ACP-103 for over six months and three of these patients who have been treated with ACP-103 for over one year.

In April 2006, we announced positive results from a proof-of-concept clinical study to assess the effect of ACP-103 on deep, or slow wave, sleep in healthy older volunteers. The results demonstrated that ACP-103 induced a statistically significant increase in slow wave sleep that was dose-related. In addition, administration of ACP-103 had a positive impact on measures for sleep maintenance, including decreases in the number of awakenings after sleep onset and in the time awake after sleep onset. ACP-103 also did not alter latency to sleep onset and did not impair daytime functioning. ACP-103 was safe and well tolerated in the study subjects.

Subject to discussions with the U.S. Food and Drug Administration, we intend to design our next trial in each of these two Phase II-stage programs to be sufficiently powered and to have the appropriate clinical endpoints, so that it may serve as one of the pivotal trials for that program. We intend to commence this next trial in each of these programs within the next 12 months.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan and one with Sepracor. We have also entered into a development agreement with The Stanley Medical Research Institute (“SMRI”) and smaller scale collaboration and license agreements with other parties. As of March 31, 2006, we had received an aggregate of $49.3 million in payments under these agreements, including research funding and related fees and upfront and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements and any additional collaborations, including any upfront payments upon execution of new agreements, research funding throughout the research term of our agreements with these parties and milestone payments contingent upon achievement of agreed-upon objectives.

Pursuant to the terms of our January 2005 collaboration agreement with Sepracor, we had received $4.6 million in research funding as of March 31, 2006 and we are entitled to receive additional research funding through January 2008. In connection with this collaboration, Sepracor has purchased an aggregate of $20 million of our common stock in two $10 million tranches. In January 2005, Sepracor purchased the first $10 million of our common stock at a 40 percent premium to the 30-day trailing average closing price, resulting in a premium of $3.1 million. In January 2006, Sepracor completed the second $10 million purchase of our common stock at a 25 percent premium to the 30-day trailing average price at that time, resulting in a premium of $1.1 million. We are recognizing the premium from these stock purchases as revenue as the related research activities are performed over the research term. Pursuant to our collaboration with Sepracor, if certain conditions are met, we are also eligible to receive license fees and milestone payments as well as royalties on product sales, if any.

Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we had received an aggregate of $12.2 million in payments as of March 31, 2006, consisting of upfront fees, and research funding and related fees. This collaboration originally provided for a three-year research term ending in late-March 2006, which was extended by the parties in February 2006 for two additional years through March 2008. We will receive additional research funding during this extended term. We may also receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Pursuant to our development agreement with SMRI, we are entitled to receive up to $5 million in funding to support the development of
ACP-104, of which $3 million had been received as of March 31, 2006.

Each of our collaboration agreements is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in the case of one of our agreements with Allergan, if we have a change in control. Upon the conclusion of the research term under each agreement, our collaborator may terminate the agreement by notice.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, laboratory supplies and costs for facilities and equipment. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced clinical and preclinical programs. We are responsible for all costs incurred in the development of both ACP-103 and ACP-104, as well as the costs associated with our other internal programs. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in the programs that we are pursuing under our collaboration agreements, including our clinical program for neuropathic pain and our preclinical development program for glaucoma, each of which we are pursuing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that costs associated with external service providers are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Costs of external service providers:
ACP-103	$2,530	$891
ACP-104	1,203	100
Other	485	358

Subtotal	4,218	1,349
Internal costs, excluding stock-based compensation	5,349	4,767
Stock-based compensation	559	211

Total research and development	$10,126	$6,327

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

Stock-based Compensation

Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and provided pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards was measured as the excess, if any, of the fair value of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, using the modified prospective transition method. Under that transition method, compensation cost recognized for the three months ended March 31, 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined by using the intrinsic value method under APB Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

Unearned stock-based compensation related to stock options granted prior to December 31, 2003 is reflected as a separate component of stockholders’ equity in our balance sheet. Unearned stock-based compensation represents the difference between the exercise price of grants made to employees and the fair value of the Company’s common stock on the date of grant. The balance of unearned stock-based compensation, totaling $368,000 and which related to stock options granted during the period January 1, 2004 to the closing of our initial public offering on June 2, 2004, was reclassified to additional paid-in capital upon the adoption of SFAS No. 123(R) on January 1, 2006.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net loss for the three months ended March 31, 2006 was approximately $400,000 higher than if we had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the three months ended March 31, 2006 would have been $0.37 had we not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of $0.39. The adoption of SFAS No. 123(R) also resulted in a cumulative benefit from accounting change of $51,000 which reflects the net cumulative impact of estimating future forfeitures for options granted subsequent to December 31, 2003 and outstanding at January 1, 2006, rather than recording forfeitures when they occur as previously permitted.

The value of each employee stock option and Purchase Plan right granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. As of

March 31, 2006, total unrecognized compensation cost related to stock options was approximately $5.4 million, and the weighted average period over which it is expected to be recognized is 1.6 years.

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

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenues

Revenues totaled $2.5 million for the three months ended March 31, 2006 compared to $2.3 million for the three months ended March 31, 2005. This increase was primarily due to increased revenues earned under our collaborations with Sepracor and Allergan. Revenues from our collaboration agreement with Sepracor, which commenced in January 2005, increased to $931,000 for the three months ended March 31, 2006 from $820,000 for the three months ended March 31, 2005. Revenues from our collaboration agreements with Allergan totaled $1.1 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. Our March 2003 collaboration with Allergan originally provided for a three year research term ending in late-March 2006, which was extended by the parties in February 2006 for two additional years through March 2008. While we will receive additional research funding during this extended term, we currently anticipate lower revenues and related research activities under this collaboration during the extension, including the remaining quarters of 2006.

Research and Development Expenses

Research and development expenses totaled $10.1 million for the three months ended March 31, 2006, including $559,000 in stock-based compensation, compared to $6.3 million for the three months ended March 31, 2005, including $211,000 in stock-based compensation, primarily due to increased clinical development expenses associated with our proprietary Phase II-stage programs and expansion of our research and development organization. This increase in expenses was primarily due to $2.9 million in increased fees paid to external service providers, and increased costs associated with our internal research and development organization, including $273,000 in increased facility costs and $197,000 in increased salaries and related personnel costs. External service costs totaled $4.2 million, or 42 percent of our research and development expenses, for the three months ended March 31, 2006, compared to $1.3 million, or 21 percent of our research and development expenses, for the comparable period in 2005. We expect that our research and development costs will continue to increase in future periods as we continue to pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

General and Administrative Expenses

General and administrative expenses totaled $2.3 million for the three months ended March 31, 2006, including $341,000 in stock-based compensation, compared to $1.8 million for the three months ended March 31, 2005, including $160,000 in stock-based compensation. General and administrative expenses consist primarily of salaries and other costs for employees serving in executive, finance, business development and business operations functions, as well as professional fees associated with legal and accounting services. The increase in general and administrative expenses was primarily due to $157,000 in increased professional fees and $112,000 in increased salaries and related personnel costs. We anticipate increases in general and administrative expenses in future periods as we support the future growth of our business and incur additional costs associated with operating as a public company and costs related to litigation.

Provision for Loss From Litigation

During the three months ended March 31, 2006, the Company recorded a provision for loss from litigation of $227,000, which amount represented accrued interest on the awarded damages and plaintiff fees and costs related to the civil action filed by a former employee.

Interest Income

Interest income increased to $625,000 for the three months ended March 31, 2006 from $261,000 for the three months ended March 31, 2005. The increase in interest income was primarily due to higher average levels of cash and investment securities and increased yields on our investment portfolio.

Interest Expense

Interest expense decreased to $43,000 for the three months ended March 31, 2006 from $50,000 for the three months ended March 31, 2005. The decrease in interest expense was primarily due to repayments under our loan agreements.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments under our collaboration agreements, debt financings, and interest income. As of March 31, 2006, we had received $165.2 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $49.3 million in payments from collaboration agreements, $20.0 million in debt financing, and $8.6 million in interest income.

At March 31, 2006, we had approximately $56.2 million in cash, cash equivalents, investment securities, and restricted cash compared to $55.5 million at December 31, 2005. After March 31, 2006, we received an additional $55.6 million in net proceeds from the sale of approximately 4.9 million shares of our common stock in a public offering, which closed on May 3, 2006. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions, and government agencies. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities increased to $8.0 million for the three months ended March 31, 2006 from $268,000 for the three months ended March 31, 2005. This increase was primarily due to an increase in our net loss and a smaller increase in deferred revenue from our collaboration agreements during the three months ended March 31,2006 relative to the comparable period of 2005, partially offset by increases in accrued expenses and other long-term liabilities. Deferred revenue increased $595,000 during the three months ended March 31, 2006 compared to an increase of $5.5 million during the three months ended March 31, 2005. The larger increase in deferred revenue during the three months ended March 31, 2005 was primarily attributable to payments from our collaboration with Sepracor, including the premium amount of $3.1 million resulting from Sepracor’s first purchase of our common stock.

Net cash used in investing activities reflects purchases and maturities of investment securities and our purchases of property and equipment. From inception through March 31, 2006, we had purchased $11.3 million in property and equipment, the majority of which we have funded through equipment financing agreements and other debt facilities.

Net cash provided by financing activities totaled $8.9 million for the three months ended March 31, 2006 compared to $6.1 million for the three months ended March 31, 2005. The net cash provided by financing activities in the three months ended March 31, 2006 was primarily due to $8.9 million from the second purchase of our common stock by Sepracor, which amount did not include the $1.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities, and proceeds from stock option exercises, partially offset by repayments of our long-term debt. The net cash provided by financing activities in the three months ended March 31, 2005 was primarily due to $6.9 million from the first purchase of our common stock by Sepracor, which did not include the $3.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities, offset by repayments of our long-term debt.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain interest rates ranging from 7.93 to 9.55 percent per annum. At March 31, 2006, we had $1.5 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at March 31, 2006.

The following table summarizes our long-term contractual obligations, including interest, at March 31, 2006:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$15,655,000	$1,953,000	$5,731,000	$3,603,000	$4,368,000
Long-term debt	1,696,000	905,000	788,000	3,000	—

Total	$17,351,000	$2,858,000	$6,519,000	$3,606,000	$4,368,000

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $11.0 million of future services under these agreements as of March 31, 2006. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the results of the underlying studies. Under our development agreement with SMRI, we are entitled to receive up to $5 million in funding to support the further development of ACP-104. Assuming the successful development and commercialization of this drug candidate, the Company is required to pay to SMRI royalties on product sales up to a specified level.

We have consumed substantial amounts of capital since our inception and expect to use between $38 million and $42 million of our cash resources to fund operations during 2006. Although we believe our existing cash resources and the anticipated payments from our existing collaborators will be sufficient to fund our anticipated cash requirements through at least mid-2008, we will require significant additional financing in the future to fund our operations. As of March 31, 2006, we had $12.5 million of restricted cash as a result of posting a bond in connection with the appeal of the awards rendered against us in 2005, which represented approximately 150% of the total award amount. This restricted cash is reflected as part of our cash resources but, if we do not prevail in overturning the verdict, we may not be able to use some or all of that restricted cash.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, financial institutions, and government agencies with maturities of less than two years. If a 10 percent change in interest rates were to have occurred on March 31, 2006, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Prior to the filing of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d -15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

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

We have experienced significant net losses since our inception. As of March 31, 2006, we had an accumulated deficit of approximately $137.9 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Substantially all of our revenues for the three months ended March 31, 2006 were from our agreements with Allergan, Sepracor, and SMRI. We anticipate that collaborations with pharmaceutical companies will continue to be our primary source of revenues for the next several years, which provide us with research funding and potential milestone payments and royalties. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

All of our drug candidates are at an early stage of development and the historical rate of failures for drug candidates is extremely high. Our four internal Phase II-stage clinical programs are ACP-103 for treatment-induced dysfunctions in Parkinson’s disease, ACP-103 as an adjunctive therapy for schizophrenia, ACP-103 for sleep maintenance insomnia, and ACP-104 for the treatment of schizophrenia. We also have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan.

In connection with clinical trials, we face risks that:

•	a drug candidate may not prove to be efficacious;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the drug candidate being tested;

•	the results may not confirm the positive results of earlier trials; and

•	the results may not meet the level of statistical significance required by the U.S. Food and Drug Administration, or FDA, or other regulatory agencies.

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

Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay our ability to generate product revenues.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	manufacturing sufficient quantities of a drug candidate;

•	obtaining approval of an Investigational New Drug Application, or IND, from the FDA;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site; and

•	patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated retention rate of patients in clinical trials;

•	serious adverse events or side effects experienced by participants; and

•	insufficient supply or deficient quality of drug candidates or other materials necessary for the conduct of our clinical trials.

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

We have consumed substantial amounts of capital since our inception. For the year ended December 31, 2005, we used $20.3 million in net cash to fund our operating activities and additional cash for purchases of property and equipment and repayment of long-term debt. Our cash, investment securities, and restricted cash totaled approximately $56.2 million at March 31, 2006, which amount did not include $55.6 million we received in May 2006 from the sale of shares of our common stock in a registered public offering. Although we believe our existing cash resources and anticipated payments from our existing collaborators will be sufficient to fund our cash requirements through at least mid-2008, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Our preclinical activities or clinical trials may be delayed, suspended, or terminated if:

•	these third parties do not successfully carry out their contractual duties or fail to meet regulatory obligations or expected deadlines;

•	these third parties need to be replaced; or

•	the quality or accuracy of the data obtained by these third parties is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons.

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

Even if our drug candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved drug candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

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

Our subsidiary in Malmö, Sweden, ACADIA Pharmaceuticals AB, employs approximately 31 percent of our total personnel and is engaged in research and development activities, with primary responsibility for combinatorial, medicinal and analytical chemistry. Our principal executive offices, however, are located in San Diego. The additional administrative expense required to follow and coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency translation gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of our future performance.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules adopted or proposed by the SEC and by The Nasdaq

National Market, have resulted in, and will continue to result in, increased costs to us as we evaluate the implications of these rules and respond to their requirements. We issued an evaluation of our internal control over financial reporting under Section 404 of SOX with our annual report on Form 10-K for the year ended December 31, 2005, the preparations for which resulted in increased costs to us, which may continue to be reflected in our costs of operations. In the future, if we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

Approximately $8.4 million in the aggregate has been awarded against us in connection with a jury verdict in a civil action rendered in August 2005, which is currently accruing interest. While we have posted a bond and filed a notice of appeal, there can be no assurance that we will prevail in our efforts to contest the verdict. As a result of posting the bond, we had $12.5 million of restricted cash as of March 31, 2006. This amount is reflected as part of our cash and assets but, if we do not prevail in overturning the verdict, we may not be able to use some or all of that restricted cash. We will incur additional legal costs in connection with an appeal. The appeal will also require the attention of certain of our employees whose time could be used to further our business objectives. These proceedings may consume a substantial portion of our management and financial resources, regardless of outcome, and may take years to ultimately resolve. If these proceedings are resolved unfavorably, our financial condition would be harmed.

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

In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our drug candidates.

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

Outside the United States, the ability to market a product is contingent upon receiving approval from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing, and reimbursement vary widely from country to country. Only after the appropriate regulatory authority is satisfied that adequate evidence of safety, quality, and efficacy has been presented will it grant a marketing authorization. Approval by the FDA does not automatically lead to the approval by regulatory authorities outside the United States and, similarly, approval by regulatory authorities outside the United States will not automatically lead to FDA approval.

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Holders of a significant number of shares of our common stock, from investments made when we were a private company, have rights to cause us to file a registration statement on their behalf or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. Following our private financing in April 2005, we filed a registration statement with respect to approximately 6.5 million shares of our common stock that were owned by stockholders, including approximately 1.3 million shares that may be issued upon the exercise of warrants, as required by the terms of that financing. In addition, we have included all of the 1.9 million shares of our common stock purchased by Sepracor pursuant to our collaboration in a registration statement that we filed in January 2006. Our stock price may decline as a result of the sale of shares of our common stock pursuant to these registration statements.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (filed as Exhibit 4.3 to Registration Statement No 333-124753).

10.1[a]	Second Amendment to Collaborative Research, Development and License Agreement, dated February 28, 2006, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (filed as Exhibit 10.25 to Registrant’s Annual Report on Form 10-K, filed March 15, 2006)

10.2	Underwriting Agreement, dated April 27, 2006, by and between the Registrant and Banc of America Securities LLC and Lehman Brothers Inc., as representatives of the several underwriters named therein (filed as Exhibit 1.1 to Registrant’s Current Report on Form 8-K, filed April 28, 2006).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[a]	We have applied for confidential treatment of this exhibit with the SEC. The confidential portions of this exhibit are marked with an asterisk and have been omitted and filed separately with the SEC pursuant to our request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: May 10, 2006	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D. Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)