Form 10-Q
period 2006-06-30
ACADIA PHARMACEUTICALS INC
filed 2006-08-08
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 31, 2006:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	29,735,170

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005(1)
Assets
Cash and cash equivalents	$38,420,000	$9,796,000
Investment securities, available-for-sale	55,715,000	33,205,000
Restricted cash	12,520,000	12,520,000
Prepaid expenses, receivables and other current assets	6,006,000	4,604,000

Total current assets	112,661,000	60,125,000
Property and equipment, net	2,811,000	2,283,000
Other assets	96,000	98,000

	$115,568,000	$62,506,000

Liabilities and Stockholders’ Equity
Accounts payable	$3,419,000	$2,073,000
Accrued expenses	8,014,000	6,582,000
Accrued loss from litigation	9,131,000	8,710,000
Current portion of deferred revenue	3,916,000	3,446,000
Current portion of long-term debt	826,000	890,000

Total current liabilities	25,306,000	21,701,000

Other long-term liabilities	883,000	542,000
Long-term debt, less current portion	833,000	892,000

Total liabilities	27,022,000	23,135,000

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2006 and December 31, 2005; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at June 30, 2006 and December 31, 2005; 29,735,170 shares and 23,517,876 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	3,000	2,000
Additional paid-in capital	238,254,000	168,426,000
Accumulated deficit	(149,753,000)	(128,418,000)
Unearned stock-based compensation	(217,000)	(773,000)
Accumulated other comprehensive income	259,000	134,000

Total stockholders’ equity	88,546,000	39,371,000

	$115,568,000	$62,506,000

(1)	The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Collaborative revenues	$1,881,000	$2,515,000	$4,418,000	$4,840,000

Operating expenses
Research and development (includes stock-based compensation of $326,000, $206,000, $885,000 and $417,000, respectively)	12,255,000	6,769,000	22,381,000	13,096,000
General and administrative (includes stock-based compensation of $360,000, $189,000, $701,000 and $349,000, respectively)	2,296,000	2,240,000	4,581,000	4,038,000
Provision for loss from litigation	194,000	—	421,000	—

Total operating expenses	14,745,000	9,009,000	27,383,000	17,134,000

Loss from operations	(12,864,000)	(6,494,000)	(22,965,000)	(12,294,000)
Interest income	1,041,000	494,000	1,666,000	756,000
Interest expense	(44,000)	(38,000)	(87,000)	(88,000)

Loss before change in accounting principle	(11,867,000)	(6,038,000)	(21,386,000)	(11,626,000)
Cumulative effect of change in accounting principle	—	—	51,000	—

Net loss	$(11,867,000)	$(6,038,000)	$(21,335,000)	$(11,626,000)

Net loss per common share, basic and diluted
Before change in accounting principle	$(0.43)	$(0.26)	$(0.82)	$(0.56)
Cumulative effect of change in accounting principle	—	—	—	—

Net loss per common share, basic and diluted	$(0.43)	$(0.26)	$(0.82)	$(0.56)

Weighted average common shares outstanding, basic and diluted	27,792,000	23,274,000	26,050,000	20,589,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net loss	$(21,335,000)	$(11,626,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384,000	599,000
Stock-based compensation	1,586,000	766,000
Loss on disposal of equipment	36,000	68,000
Cumulative effect of change in accounting principle	(51,000)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	(1,400,000)	(600,000)
Accounts payable	1,346,000	263,000
Accrued expenses	1,432,000	(199,000)
Accrued loss from litigation	421,000	—
Current portion of deferred revenue	470,000	3,765,000
Other long-term liabilities	341,000	—

Net cash used in operating activities	(16,770,000)	(6,964,000)

Cash flows from investing activities
Purchases of investment securities	(43,240,000)	(43,454,000)
Maturities of investment securities	20,791,000	17,900,000
Purchases of property and equipment	(926,000)	(480,000)

Net cash used in investing activities	(23,375,000)	(26,034,000)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	68,849,000	41,445,000
Proceeds from issuance of long-term debt	380,000	215,000
Repayments of long-term debt	(503,000)	(1,074,000)

Net cash provided by financing activities	68,726,000	40,586,000

Effect of exchange rate changes on cash	43,000	(77,000)

Net increase in cash and cash equivalents	28,624,000	7,511,000
Cash and cash equivalents
Beginning of period	9,796,000	8,301,000

End of period	$38,420,000	$15,812,000

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	$61,000	$(31,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares:

	Six Months Ended June 30,
	2006	2005
	(unaudited)
Antidilutive options to purchase common stock	2,595,000	2,017,000
Antidilutive warrants to purchase common stock	1,393,000	734,000
Restricted vesting common stock	44,000	114,000

	4,032,000	2,865,000

3. Stock-Based Compensation

Stock Plans

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) became effective upon the closing of the initial public offering on June 2, 2004. The 2004 Plan permits the grant of options to directors, officers, other employees, and consultants. In addition, the 2004 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2004 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is ten years. Options granted under the 2004 Plan generally vest over a four-year period. At June 30, 2006, the number of shares authorized for issuance under the 2004 Plan was 2,218,699 shares of common stock, which included the 745,233 shares that remained eligible for grant under the Company’s 1997 stock option plan (the “1997 Plan”) at June 2, 2004. The 2004 Plan share reserve may be increased by the number of shares, if any, that would otherwise have reverted to the 1997 Plan reserve after June 2, 2004. The 2004 Plan also includes an “evergreen” provision, which provides for automatic increases to the number of shares included in the share reserve in connection with each annual meeting of stockholders for a period of five years, which period began with the meeting in 2005. At June 30, 2006, there were 608,635 shares of common stock available for new grants under the 2004 Plan.

The 1997 Plan provided for the grant of incentive stock options and nonqualified stock options to employees, officers, directors, consultants and advisors of the Company. The exercise price of each option grant was set at the fair market value for the Company’s common stock as determined by the Company’s Board of Directors and each option’s maximum term was ten years. Options granted under the 1997 Plan generally vest over a four-year period. The 1997 Plan permitted grants to certain employees allowing those employees to early exercise their options for restricted shares of the Company’s common stock that were subject to the original vesting terms of the option. Restricted shares are generally subject to a repurchase option in favor of the Company that is exercisable upon termination of the employment of the optionee at an amount per share equal to the purchase price of the restricted shares. During the six months ended June 30, 2006, 29,671 restricted common shares with an aggregate intrinsic value of $337,000 vested, leaving 29,696 restricted shares with an aggregate intrinsic value of $218,000 outstanding and subject to repurchase at period end. Upon the closing of the Company’s initial public offering on June 2, 2004, all shares that remained eligible for grant under the 1997 Plan were transferred to the 2004 Plan.

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the initial public offering on June 2, 2004. The Purchase Plan includes an “evergreen” provision, which provides for automatic increases to the number of shares included in the share reserve in connection with each annual meeting of stockholders for a period of ten years, which period began with the meeting in 2005. A total of 425,000 shares of common stock have been reserved for issuance under the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. As of June 30, 2006, 98,526 shares of common stock had been issued under the Purchase Plan and 326,474 shares were available for future issuance.

Adoption of Statement of Financial Accounting Standards No. 123(R)

Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and provided pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, using the modified prospective transition method. Under that transition method, compensation cost recognized for the three and six months ended June 30, 2006 included (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined using the intrinsic value method under APB Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 was approximately $580,000 and $980,000 higher, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net loss for the three and six months ended June 30, 2006 would have been $0.41 and $0.78 per share, respectively, had the Company not adopted SFAS No. 123(R), compared to reported basic and diluted net loss for these periods of $0.43 and $0.82 per share, repectively. The adoption of SFAS No. 123(R) also resulted in a cumulative benefit from accounting change of $51,000 which reflects the net cumulative impact of estimating future forfeitures for options granted subsequent to December 31, 2003 and outstanding at January 1, 2006, rather than recording forfeitures when they occur as previously permitted.

The value of each employee stock option and Purchase Plan right granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All option expense is amortized over the requisite service period of the awards, which are generally the vesting periods. The following assumptions were used to estimate the fair value of employee stock options:

	Six Months Ended June 30,
	2006	2005
	(unaudited)
Expected volatility	64%-65%	70%
Risk-free interest rate	5%	4%
Expected forfeiture rate	6%-7%	0%
Expected dividend yield	0%	0%
Expected life of options in years	5.3-5.4	5.0

Expected Volatility. The Company completed its initial public offering on June 2, 2004, so there is limited trading history for its shares in the public markets. Therefore, the Company considers the expected and historic volatility of peer companies as well as its own historical volatility and implied volatility when determining the volatility factor. In considering peer companies, the Company considers characteristics such as industry, stage of development, size and financial leverage.

Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option.

Expected Forfeiture Rate. The Company considers its pre-vesting forfeiture history to determine its expected forfeiture rate. The Company also considered the weighted average probabilities of forfeiture due to retirement, termination, death and disability based on the demographics of its option holders.

Expected Dividend Yield. The Company has never paid any dividends and currently has no plans to do so.

Expected Life of Options. The Company considers, among other factors, its historical exercise experience to date as well as the mean time remaining to full vesting of all outstanding options and the mean time remaining to end of the contractual term of all outstanding options.

The following assumptions were used to estimate fair value for the latest offering under the Purchase Plan that commenced June 1, 2006: expected volatility of 51 to 64 percent; risk-free interest rate of 5 percent; dividend yield of 0 percent; and expected life in years of 0.5 to 2.0.

The weighted average fair value of stock options granted in the six months ended June 30, 2006 and 2005 was $7.00 and $4.59, respectively. During the six months ended June 30, 2006, the Company issued 35,492 shares under the Purchase Plan at an average price of $6.23 per share. The Company recorded cash received from the exercise of purchase rights of $221,000 during the six months ended June 30, 2006. As of June 30, 2006, total unrecognized compensation cost related to stock options and purchase rights was approximately $6.7 million, and the weighted average period over which this cost is expected to be recognized is 1.7 years.

The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans for the three and six months ended June 30, 2005.

For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods on an accelerated basis.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(unaudited)
Net loss, as reported	$(6,038,000)	$(11,626,000)
Add: Stock-based employee compensation costs included in reported net loss	373,000	733,000
Deduct: Total stock-based employee compensation costs that would have been included in net loss if the fair value method had been applied	(792,000)	(1,422,000)

Pro forma net loss	$(6,457,000)	$(12,315,000)

Actual net loss per common share, basic and diluted	$(0.26)	$(0.56)

Pro forma net loss per common share, basic and diluted	$(0.28)	$(0.60)

Stock Option Activity

Stock option transactions during the six months ended June 30, 2006 are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,238,647	$4.34
Granted	812,814	$11.53
Exercised	(82,604)	$3.31
Canceled/forfeited	(33,273)	$6.31

Outstanding at June 30, 2006	2,935,584	$6.34	7.7	$9,062,000

Vested and expected to vest at June 30, 2006 (1)	2,815,715	$6.20	7.6	$8,946,000

Exercisable at June 30, 2006	1,584,253	$3.46	6.2	$8,044,000

(1)	The expected to vest options are the result of applying the forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $8.44 closing price of the Company’s common stock on June 30, 2006. The aggregate intrinsic value of options exercised in the six months ended June 30, 2006 was approximately $826,000, determined as of the date of exercise. The Company received approximately $274,000 in cash from options exercised in the six months ended June 30, 2006.

Stock-based awards issued to non-employees are accounted for using a fair value method and are remeasured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes option pricing model with the following assumptions for the six months ended June 30, 2006: dividend yield of 0 percent; volatility of 72 percent; risk free interest rate of 5 percent and remaining contractual life of 7 to 10 years. For the six months ended June 30, 2005 the following assumptions were used: dividend yield of 0 percent; volatility of 100 percent; risk free interest rate of 4 percent; and remaining contractual life of 8 to 10 years. During the three and six months ended June 30, 2006 and the three and six months ended June 30, 2005, in connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of $(27,000), $252,000, $22,000, and $33,000, respectively.

4. Comprehensive Loss

For the three and six months ended June 30, 2006 and 2005, comprehensive loss consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net loss	$(11,867,000)	$(6,038,000)	$(21,335,000)	$(11,626,000)
Unrealized gain (loss) on investment securities	43,000	1,000	61,000	(31,000)
Foreign currency translation gain (loss)	74,000	(69,000)	64,000	(85,000)

Total comprehensive loss	$(11,750,000)	$(6,106,000)	$(21,210,000)	$(11,742,000)

5. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and six months ended June 30, 2006 and 2005 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows:

	June 30, 2006	December 31, 2005
	(unaudited)
United States	$1,708,000	$1,285,000
Europe	1,103,000	998,000

Total	$2,811,000	$2,283,000

6. Stockholders’ Equity

In May 2006, the Company raised net proceeds of $59.4 million from the sale of 5,285,806 shares of its common stock in a public offering, including 338,577 shares sold pursuant to an exercise of the underwriters’ over-allotment option.

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

7. Commitments and Contingencies

On August 24, 2005, a jury rendered a verdict against the Company and two of its executive officers in a civil action filed by a former employee for claims of sexual harassment and retaliation and awarded an aggregate of $7.9 million in compensatory and punitive damages. Although the Company has filed a notice of appeal, it has recorded an accrued loss from litigation totaling $9.1 million as of June 30, 2006. This amount represented the aggregate amount awarded for damages and $495,000 for plaintiff’s fees and costs plus $715,000 in accrued interest on these awards, including $421,000 of accrued interest that was recorded as a provision for loss from litigation during the six months ended June 30, 2006. The Company has employment practices liability insurance in the amount of $3 million, of which approximately $2.4 million remained available at June 30, 2006 to offset a portion of the compensatory damages as well as fees and expenses incurred in connection with this litigation. The anticipated insurance recovery is included in prepaid expenses, receivables and other current assets in the accompanying balance sheet. In connection with the appeal process, the Company has filed a bond with the court for an amount of $12,520,000, or approximately 150% of the total award. The bond is backed by a letter of credit in the amount of $12,520,000, which in turn is collateralized by restricted cash in an equal amount. It is possible that this matter may be resolved for an amount less than the Company has recorded as an accrued loss from litigation. However, there can be no assurance that the Company will prevail on appeal or that the matter will be resolved for less than the recorded amount.

8. Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At June 30, 2006, we had an accumulated deficit of $149.8 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Recent Developments

In April 2006, we announced positive results from a proof-of-concept clinical study designed to assess the effect of ACP-103 on deep, or slow wave, sleep in healthy older volunteers. The results demonstrated that ACP-103 induced a statistically significant increase in slow wave sleep that was dose-related. In addition, administration of ACP-103 had a positive impact on measures for sleep maintenance, including decreases in the number of awakenings after sleep onset and in the time awake after sleep onset. ACP-103 also did not alter latency to sleep onset and did not impair daytime functioning. ACP-103 was safe and well tolerated in the study subjects. Subject to discussions with the U.S. Food and Drug Administration, we are currently designing our next trial in this program, and in our ACP-103 program for treatment-induced dysfunctions in Parkinson’s disease, to be sufficiently powered and to have the appropriate clinical endpoints, so that it may serve as one of the pivotal trials for the applicable program. We intend to have the next trial in each of these programs underway during the first half of 2007.

In May 2006, we raised net proceeds of $59.4 million from the sale of an aggregate of 5,285,806 shares of our common stock in a public offering.

In July 2006, we announced results from three initial clinical studies of ACP-104 in patients with schizophrenia. We conducted a double-blind, placebo-controlled single ascending-dose study, a double-blind, placebo-controlled multiple ascending-dose study, and a single-dose positron emission tomography study that were designed to evaluate the safety, tolerability, and pharmacokinetics of ACP-104, explore preliminary signals of antipsychotic effects, and determine the relationship between plasma levels of ACP-104 and occupancy of 5-HT2A receptors in the brain. These three studies enrolled an aggregate of 74 patients with schizophrenia. The results of these clinical studies demonstrated that ACP-104 is safe and well tolerated after repeated dosing of up to 600 mg per day, and that initial signals of antipsychotic effects were observed within the tolerated dose range of ACP-104. In addition, plasma levels of ACP-104 correlated with brain receptor occupancies indicating good penetration of ACP-104 into the brain. We anticipate that a Phase IIb clinical trial in this program will be underway during the first half of 2007, which will further assess the efficacy of ACP-104 for the treatment of patients with schizophrenia.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan and one with Sepracor. We have also entered into a development agreement with The Stanley Medical Research Institute (“SMRI”) and smaller scale collaboration and license agreements with other parties. As of June 30, 2006, we had received an aggregate of $50.6 million in payments under these agreements, including research funding and related fees and upfront and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements and any additional collaborations, including any upfront payments upon execution of new agreements, research funding throughout the research term of our agreements with these parties and milestone payments contingent upon achievement of agreed-upon objectives.

Pursuant to the terms of our January 2005 collaboration agreement with Sepracor, we had received $4.6 million in research funding as of June 30, 2006 and we are entitled to receive additional research funding through January 2008. In connection with this collaboration, Sepracor has purchased an aggregate of $20 million of our common stock in two $10 million tranches. In January 2005, Sepracor purchased the first $10 million of our common stock at a 40 percent premium to the 30-day trailing average closing price, resulting in a premium of $3.1 million. In January 2006, Sepracor completed the second $10 million purchase of our common stock at a 25 percent premium to the 30-day trailing average price at that time, resulting in a premium of $1.1 million. We are recognizing the premium from these stock purchases as revenue as the related research activities are performed over the research term. Pursuant to our collaboration with Sepracor, if certain conditions are met, we are also eligible to receive, on products resulting from our muscarinic program, milestone payments as well as royalties on product sales, if any.

Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we had received an aggregate of $12.5 million in payments as of June 30, 2006, consisting of upfront fees, and research funding and related fees. This collaboration originally provided for a three-year research term ending in late-March 2006, which was extended by the parties in February 2006 for two additional years through March 2008. While we will receive additional research funding during this extended term, we currently anticipate lower revenues and related research activities under this collaboration during the extension. We may also receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Pursuant to our development agreement with SMRI, we are entitled to receive up to $5 million in funding to support the development of ACP-104, of which $4 million had been received as of June 30, 2006.

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

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that costs associated with external service providers are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Costs of external service providers:
ACP-103	$3,953	$1,462	$6,483	$2,353
ACP-104	1,018	218	2,221	317
Other	743	420	1,228	779

Subtotal	5,714	2,100	9,932	3,449
Internal costs	6,215	4,463	11,564	9,230
Stock-based compensation	326	206	885	417

Total research and development	$12,255	$6,769	$22,381	$13,096

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

Stock-based Compensation

Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and provided pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards was measured as the excess, if any, of the fair value of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, using the modified prospective transition method. Under that transition method, compensation cost recognized for the three and six months ended June 30, 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined by using the intrinsic value method under APB Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net loss for the three and six months ended June 30, 2006 was approximately $580,000 and $980,000 higher, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the three months and six months ended June 30, 2006 would have been $0.41 and $0.78, respectively, had we not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of $0.43 and 0.82, respectively. The adoption of SFAS No. 123(R) also resulted in a cumulative benefit from accounting change of $51,000 which reflects the net cumulative impact of estimating future forfeitures for options granted subsequent to December 31, 2003 and outstanding at January 1, 2006, rather than recording forfeitures when they occur as previously permitted.

The value of each employee stock option and Purchase Plan right granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All option expense is amortized over the requisite service period of the awards, which is generally the vesting period. As of June 30, 2006, total unrecognized compensation cost related to stock options was approximately $6.7 million, and the weighted average period over which this cost is expected to be recognized is 1.7 years.

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

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

Comparison of the Three Months Ended June 30, 2006 and 2005

Revenues

Revenues totaled $1.9 million for the three months ended June 30, 2006 compared to $2.5 million for the three months ended June 30, 2005. This decrease was primarily due to lower revenues and related research activities under our collaborations with Allergan. Revenues from our agreements with Sepracor and SMRI totaled $945,000 and $500,000, respectively, for the three months ended June 30, 2006, and were comparable to revenues recognized under these agreements during the three months ended June 30, 2005. We currently anticipate that our revenues from our existing agreements with Sepracor, SMRI and Allergan for each of the remaining quarters of 2006 will be comparable to those earned during the three months ended June 30, 2006.

Research and Development Expenses

Research and development expenses totaled $12.3 million for the three months ended June 30, 2006, including $326,000 in stock-based compensation, compared to $6.8 million for the three months ended June 30, 2005, including $206,000 in stock-based compensation, primarily due to increased clinical development activity associated with our proprietary Phase II-stage programs and expansion of our research and development organization. This increase in expenses was primarily due to $3.6 million in increased fees paid to external service providers, and increased costs associated with our research and development organization, including $1.0 million in increased salaries and related personnel costs, $527,000 in increased laboratory supplies costs and $245,000 in increased facility costs. External service costs totaled $5.7 million, or 47 percent of our research and development expenses, for the three months ended June 30, 2006, compared to $2.1 million, or 31 percent of our research and development expenses, for the comparable period in 2005. We expect that our research and development costs will continue to increase in future periods as we continue to pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

General and Administrative Expenses

General and administrative expenses totaled $2.3 million for the three months ended June 30, 2006, including $360,000 in stock-based compensation, compared to $2.2 million for the three months ended June 30, 2005, including $189,000 in stock-based compensation. General and administrative expenses consist primarily of salaries and other costs for employees serving in executive, finance, business development and business operations functions, as well as professional fees associated with legal and accounting services. Excluding stock-based compensation, the decrease in general and administrative expenses was primarily due to $282,000 in lower professional fees, partially offset by increased costs associated with expansion of our administrative organization. We anticipate increases in general and administrative expenses in future periods as we support the future growth of our business and incur additional costs associated with operating as a public company and costs related to litigation.

Provision for Loss From Litigation

During the three months ended June 30, 2006, the Company recorded a provision for loss from litigation of $194,000, which amount represented accrued interest on the awarded damages and plaintiff fees and costs related to the civil action filed by a former employee.

Interest Income

Interest income increased to $1.0 million for the three months ended June 30, 2006 from $494,000 for the three months ended June 30, 2005. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from sales of our common stock and, to a lesser degree, increased yields on our investment portfolio.

Comparison of the Six Months Ended June 30, 2006 and 2005

Revenues

Revenues totaled $4.4 million for the six months ended June 30, 2006 compared to $4.8 million for the comparable period of 2005. This decrease was primarily due to lower revenues and related research activities under our collaborations with Allergan, partially offset by increased revenues recognized from our collaboration agreement with Sepracor. Revenues from our collaboration agreements with Allergan totaled $1.5 million and $2.1 million for the six months ended June 30, 2006 and 2005, respectively. Revenues from our agreements with Sepracor and SMRI totaled $1.9 million and $1.0 million for the six months ended June 30, 2006, respectively, compared to $1.7 million and $1.0 million for the six months ended June 30, 2005.

Research and Development Expenses

Research and development expenses totaled $22.4 million for the six months ended June 30, 2006, including $885,000 in stock-based compensation, compared to $13.1 million for the six months ended June 30, 2005, including $417,000 in stock-based compensation, primarily due to increased clinical development activity associated with our proprietary Phase II-stage programs and expansion of our research and development organization. This increase in expenses was primarily due to $6.5 million in increased fees paid to external service providers, and increased costs associated with our research and development organization, including $1.2 million in increased salaries and related personnel costs, $522,000 in increased laboratory supplies costs and $518,000 in increased facility costs. External service costs totaled $9.9 million, or 44 percent of our research and development expenses, for the six months ended June 30, 2006, compared to $3.4 million, or 26 percent of our research and development expenses, for the comparable period in 2005.

General and Administrative Expenses

General and administrative expenses totaled $4.6 million for the six months ended June 30, 2006, including $701,000 in stock-based compensation, compared to $4.0 million for the six months ended June 30, 2005, including $349,000 in stock-based compensation. In addition to an increase in stock-based compensation, the increase in general and administrative expenses was primarily due to $209,000 in increased salaries and related personnel costs, partially offset by $125,000 in lower professional fees.

Provision for Loss From Litigation

During the six months ended June 30, 2006, the Company recorded a provision for loss from litigation of $421,000, which amount represented accrued interest on the awarded damages and plaintiff fees and costs related to the civil action filed by a former employee.

Interest Income

Interest income increased to $1.7 million for the six months ended June 30, 2006 from $756,000 for the six months ended June 30, 2005. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from sales of our common stock and, to a lesser degree, increased yields on our investment portfolio.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments under our collaboration agreements, debt financings, and interest income. As of June 30, 2006, we had received $225.1 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $50.6 million in payments from collaboration agreements, $20.4 million in debt financing, and $9.6 million in interest income.

At June 30, 2006, we had approximately $106.7 million in cash, cash equivalents, investment securities, and restricted cash compared to $55.5 million at December 31, 2005. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions, and government agencies. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities increased to $16.8 million for the six months ended June 30, 2006 from $7.0 million for the six months ended June 30, 2005. This increase was primarily due to an increase in our net loss and a smaller increase in deferred revenue from our collaboration agreements during the six months ended June 30, 2006 relative to the comparable period of 2005, partially offset by increases in accounts payable and accrued expenses. Current deferred revenue increased $470,000 during the six months ended June 30, 2006 compared to an increase of $3.8 million during the six months ended June 30, 2005. The larger increase in deferred revenue during the six months ended June 30, 2005 was primarily attributable to payments from our collaboration with Sepracor, including the premium amount of $3.1 million resulting from Sepracor’s first purchase of our common stock.

Net cash used in investing activities reflects purchases and maturities of investment securities and our purchases of property and equipment. From inception through June 30, 2006, we had purchased $12.0 million in property and equipment, the majority of which we have funded through equipment financing agreements and other debt facilities.

Net cash provided by financing activities totaled $68.7 million for the six months ended June 30, 2006 compared to $40.6 million for the six months ended June 30, 2005. The net cash provided by financing activities in the six months ended June 30, 2006 was primarily due to $68.8 million in net proceeds received from the sales of our common stock, including $59.4 million received from our public offering and $8.9 million received from the second purchase of our common stock by Sepracor, which amount did not include the $1.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities. The net cash provided by financing activities in the six months ended June 30, 2005 was primarily due to $41.5 million in net proceeds received from sales of our equity securities, including $34.0 million received from the sale of common stock and warrants to purchase common stock in our private placement and $6.9 million from the first purchase of our common stock by Sepracor, which did not include the $3.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities, offset by repayments of our long-term debt.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain interest rates ranging from 7.93 to 10.41 percent per annum. At June 30, 2006, we had $1.7 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at June 30, 2006.

The following table summarizes our long-term contractual obligations, including interest, at June 30, 2006:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$15,690,000	$2,013,000	$5,879,000	$3,663,000	$4,135,000
Long-term debt	1,850,000	943,000	906,000	1,000	—

Total	$17,540,000	$2,956,000	$6,785,000	$3,664,000	$4,135,000

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $10.7 million of future services under these agreements as of June 30, 2006. In July 2006, we entered into a contractual commitment for future clinical trial-related services totaling up to $11.0 million. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the results of the underlying studies. Under our development agreement with SMRI, we are entitled to receive up to $5 million in funding to support the further development of ACP-104, $4 million of which had been received as of June 30, 2006. Assuming the successful development and commercialization of this drug candidate, the Company is required to pay to SMRI royalties on product sales up to a specified level.

We anticipate that our cash resources, including cash, cash equivalents, investment securities and restricted cash, will total at least $80 million at December 31, 2006. Although we believe our existing cash resources and the anticipated payments from our existing collaborators will be sufficient to fund our anticipated cash requirements through at least mid-2008, we will require significant additional financing in the future to fund our operations. As of June 30, 2006, we had $12.5 million of restricted cash as a result of posting a bond in connection with the appeal of the awards rendered against us in 2005, which represented approximately 150% of the total award amount. This restricted cash is reflected as part of our cash resources but, if we do not prevail in overturning the verdict, we may not be able to use some or all of that restricted cash.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, financial institutions, and government agencies with maturities of less than two years. If a 10 percent change in interest rates were to have occurred on June 30, 2006, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Prior to the filing of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d -15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

We have experienced significant net losses since our inception. As of June 30, 2006, we had an accumulated deficit of approximately $149.8 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Substantially all of our revenues for the three and six months ended June 30, 2006 were from our agreements with Allergan, Sepracor, and SMRI. We anticipate that collaborations with pharmaceutical companies will continue to be our primary source of revenues for the next several years, which provide us with research funding and potential milestone payments and royalties. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

We have consumed substantial amounts of capital since our inception. For the six months ended June 30, 2006, we used $16.8 million in net cash to fund our operating activities and additional cash for purchases of property and equipment and repayment of long-term debt. Our cash, investment securities, and restricted cash totaled approximately $106.7 million at June 30, 2006. Although we believe our existing cash resources and anticipated payments from our existing collaborators will be sufficient to fund our cash requirements through at least mid-2008, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected drug candidates. Substantially all of our revenues for the six months ended June 30, 2006 were from our agreements with Allergan, Sepracor, and SMRI. We expect that nearly all of our revenues for the foreseeable future will be generated by collaborations, although there is no guarantee that revenues from our collaborations will continue at current or past levels.

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

Our subsidiary in Malmö, Sweden, ACADIA Pharmaceuticals AB, employs approximately 30 percent of our total personnel and is engaged in research and development activities, with primary responsibility for combinatorial, medicinal and analytical chemistry. Our principal executive offices, however, are located in San Diego. The additional administrative expense required to follow and coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency translation gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules adopted or proposed by the SEC and by The Nasdaq

Global Market, have resulted in, and will continue to result in, increased costs to us as we evaluate the implications of these rules and respond to their requirements. We issued an evaluation of our internal control over financial reporting under Section 404 of SOX with our annual report on Form 10-K for the year ended December 31, 2005, the preparations for which resulted in increased costs to us, which may continue to be reflected in our costs of operations. In the future, if we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

Approximately $8.4 million in the aggregate has been awarded against us in connection with a jury verdict in a civil action rendered in August 2005, which is currently accruing interest. While we have posted a bond and filed a notice of appeal, there can be no assurance that we will prevail in our efforts to contest the verdict. As a result of posting the bond, we had $12.5 million of restricted cash as of June 30, 2006. This amount is reflected as part of our cash and assets but, if we do not prevail in overturning or lowering the verdict amount, we may not be able to use some or all of that restricted cash. We will incur additional legal costs in connection with an appeal. The appeal will also require the attention of certain of our employees whose time could be used to further our business objectives. These proceedings may consume a substantial portion of our management and financial resources, regardless of outcome, and may take years to ultimately resolve. If these proceedings are resolved unfavorably, our financial condition would be harmed.

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

If our officers, directors, and largest stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their best interests and not necessarily those of our other stockholders.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Our 2006 Annual Meeting of Stockholders was held on June 13, 2006.

(b) The election of three nominees to serve as Class II directors on our board of directors until the 2009 Annual Meeting of Stockholders was carried out at the 2006 Annual Meeting of Stockholders. The following three Class II directors were re-elected by the votes indicated:

	For	Withheld
Uli Hacksell	20,973,871	52,087
Torsten Rasmussen	20,866,861	159,097
Alan Walton	20,880,931	145,027

In addition to the foregoing election results for the members of our board of directors, the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was submitted to our stockholders for approval. This appointment was ratified and approved by the following vote: 20,982,593 votes for and 23,262 votes against, with 20,103 votes abstaining. For each matter voted upon there were 3,367,886 broker non-votes.

ITEM 5.	OTHER INFORMATION

On August 8, 2006, Sepracor advised us that it would not exercise its option under the companies’ existing collaboration agreement to select a single preclinical compound from our serotonin program for use in combination with LUNESTA to treat insomnia. The collaboration will continue to be focused on our preclinical muscarinic program, and Sepracor’s decision will not change the level of research funding payable to us pursuant to the agreement. While we will no longer be eligible to receive potential milestones or royalties from a combination product under the agreement, we may still receive milestones and royalties from the successful development of products from the muscarinic program.

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

ACADIA Pharmaceuticals Inc.

Date: August 8, 2006	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D. Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)