Form 10-Q
period 2006-09-30
ACADIA PHARMACEUTICALS INC
filed 2006-11-06
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on October 31, 2006:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	29,798,615

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005(1)
Assets
Cash and cash equivalents	$26,229,000	$9,796,000
Investment securities, available-for-sale	68,428,000	33,205,000
Restricted cash	—	12,520,000
Prepaid expenses, receivables and other current assets	3,147,000	4,604,000

Total current assets	97,804,000	60,125,000
Property and equipment, net	3,014,000	2,283,000
Other assets	96,000	98,000

	$100,914,000	$62,506,000

Liabilities and Stockholders’ Equity
Accounts payable	$3,206,000	$2,073,000
Accrued expenses	13,868,000	6,582,000
Accrued loss from litigation	—	8,710,000
Current portion of deferred revenue	2,791,000	3,446,000
Current portion of long-term debt	902,000	890,000

Total current liabilities	20,767,000	21,701,000

Other long-term liabilities	602,000	542,000
Long-term debt, less current portion	1,144,000	892,000

Total liabilities	22,513,000	23,135,000

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2006 and December 31, 2005; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at September 30, 2006 and December 31, 2005; 29,774,714 shares and 23,517,876 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	3,000	2,000
Additional paid-in capital	239,220,000	168,426,000
Accumulated deficit	(161,016,000)	(128,418,000)
Unearned stock-based compensation	(142,000)	(773,000)
Accumulated other comprehensive income	336,000	134,000

Total stockholders’ equity	78,401,000	39,371,000

	$100,914,000	$62,506,000

(1)	The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Collaborative revenues	$1,943,000	$3,673,000	$6,360,000	$8,513,000

Operating expenses
Research and development (includes stock-based compensation of $561,000, $337,000, $1,447,000 and $754,000, respectively)	16,099,000	8,402,000	38,479,000	21,497,000
General and administrative (includes stock-based compensation of $410,000, $125,000, $1,111,000 and $474,000, respectively)	2,364,000	2,223,000	6,945,000	6,261,000
Provision for loss from (settlement of) litigation	(3,981,000)	5,861,000	(3,560,000)	5,861,000

Total operating expenses	14,482,000	16,486,000	41,864,000	33,619,000

Loss from operations	(12,539,000)	(12,813,000)	(35,504,000)	(25,106,000)
Interest income	1,327,000	547,000	2,993,000	1,302,000
Interest expense	(51,000)	(40,000)	(138,000)	(128,000)

Loss before change in accounting principle	(11,263,000)	(12,306,000)	(32,649,000)	(23,932,000)
Cumulative effect of change in accounting principle	—	—	51,000	—

Net loss	$(11,263,000)	$(12,306,000)	$(32,598,000)	$(23,932,000)

Net loss per common share, basic and diluted
Before change in accounting principle	$(0.38)	$(0.53)	$(1.20)	$(1.11)
Cumulative effect of change in accounting principle	—	—	—	—

Net loss per common share, basic and diluted	$(0.38)	$(0.53)	$(1.20)	$(1.11)

Weighted average common shares outstanding, basic and diluted	29,732,000	23,343,000	27,277,000	21,507,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(32,598,000)	$(23,932,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603,000	819,000
Stock-based compensation	2,558,000	1,088,000
Loss on disposal of equipment	36,000	129,000
Cumulative effect of change in accounting principle	(51,000)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other assets	1,457,000	(3,378,000)
Other assets	2,000	(22,000)
Accounts payable	1,133,000	(423,000)
Accrued expenses	7,286,000	834,000
Accrued loss from litigation	(8,710,000)	8,350,000
Current portion of deferred revenue	(655,000)	2,848,000
Other long-term liabilities	60,000	458,000

Net cash used in operating activities	(28,879,000)	(13,229,000)

Cash flows from investing activities
Purchases of investment securities	(73,868,000)	(50,138,000)
Maturities of investment securities	38,791,000	38,328,000
Decrease in restricted cash (Note 7)	12,520,000	—
Purchases of property and equipment	(1,346,000)	(791,000)

Net cash used in investing activities	(23,903,000)	(12,601,000)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	68,919,000	41,515,000
Proceeds from issuance of long-term debt	1,033,000	634,000
Repayments of long-term debt	(769,000)	(1,313,000)

Net cash provided by financing activities	69,183,000	40,836,000

Effect of exchange rate changes on cash	32,000	45,000

Net increase in cash and cash equivalents	16,433,000	15,051,000
Cash and cash equivalents
Beginning of period	9,796,000	8,302,000

End of period	$26,229,000	$23,353,000

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	$146,000	$(57,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiaries, ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. In connection with the preparation of this Report on Form 10-Q, the Company has concluded that it will revise the classification of the increase in restricted cash of $12,500,000 for the year ended December 31, 2005 from financing activities to investing activities in the Company’s consolidated statement of cash flows in its Annual Report on Form 10-K for the year ending December 31, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	2,937,000	2,194,000	2,686,000	2,072,000
Antidilutive warrants to purchase common stock	1,393,000	1,393,000	1,393,000	954,000
Restricted vesting common stock	26,000	83,000	39,000	104,000

	4,356,000	3,670,000	4,118,000	3,130,000

3. Stock-Based Compensation

Stock Plans

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) became effective upon the closing of the initial public offering on June 2, 2004. The 2004 Plan permits the grant of options to directors, officers, other employees, and consultants. In addition, the 2004 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2004 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is ten years. Options granted under the 2004 Plan generally vest over a four-year period. At September 30, 2006, the number of shares authorized for issuance under the 2004 Plan was 2,218,699 shares of common stock, which included the shares that remained eligible for grant under the Company’s 1997 stock option plan (the “1997 Plan”) at June 2, 2004. The 2004 Plan share reserve has been and may be increased by the number of shares, if any, that would have reverted to the 1997

Plan reserve after June 2, 2004. The 2004 Plan also includes an “evergreen” provision, which provides for automatic increases to the number of shares included in the share reserve in connection with each annual meeting of stockholders for a period of five years, which period began with the meeting in 2005. At September 30, 2006, there were 589,428 shares of common stock available for new grants under the 2004 Plan.

The 1997 Plan provided for the grant of incentive stock options and nonqualified stock options to employees, officers, directors, consultants and advisors of the Company. The exercise price of each option grant was set at the fair market value for the Company’s common stock as determined by the Company’s Board of Directors and each option’s maximum term was ten years. Options granted under the 1997 Plan generally vest over a four-year period. The 1997 Plan permitted grants to certain employees allowing those employees to early exercise their options for restricted shares of the Company’s common stock that were subject to the original vesting terms of the option. Restricted shares are generally subject to a repurchase option in favor of the Company that is exercisable upon termination of the continuous service of the optionee at an amount per share equal to the purchase price of the restricted shares. During the nine months ended September 30, 2006, 36,864 restricted common shares with an aggregate intrinsic value of $391,000 vested, leaving 22,504 restricted shares with an aggregate intrinsic value of $170,000 outstanding and subject to repurchase at period end. Upon the closing of the Company’s initial public offering on June 2, 2004, all shares that remained eligible for grant under the 1997 Plan were transferred to the 2004 Plan.

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the initial public offering on June 2, 2004. The Purchase Plan includes an “evergreen” provision, which provides for automatic increases to the number of shares included in the share reserve in connection with each annual meeting of stockholders for a period of ten years, which period began with the meeting in 2005. A total of 425,000 shares of common stock have been reserved for issuance under the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. As of September 30, 2006, 98,526 shares of common stock had been issued under the Purchase Plan and 326,474 shares were available for future issuance.

Adoption of Statement of Financial Accounting Standards No. 123(R)

Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and provided pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, using the modified prospective transition method. Under that transition method, compensation cost recognized for the three and nine months ended September 30, 2006 included (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined using the intrinsic value method under APB Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006 was approximately $658,000 and $1.6 million higher, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net loss for the three and nine months ended September 30, 2006 would have been $0.36 and $1.14 per share, respectively, had the Company not adopted SFAS No. 123(R), compared to reported basic and diluted net loss for these periods of $0.38 and $1.20 per share, respectively. The adoption of SFAS No. 123(R) also resulted in a cumulative benefit from accounting change of $51,000 which reflects the net cumulative impact of estimating future forfeitures for options granted subsequent to December 31, 2003 and outstanding at January 1, 2006, rather than recording forfeitures when they occur as previously permitted.

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

	Nine Months Ended September 30,
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

The weighted average fair value of stock options granted in the nine months ended September 30, 2006 and 2005 was $6.89 and $4.85, respectively.

The following assumptions were used to estimate fair value for the latest offering under the Purchase Plan that commenced June 1, 2006: expected volatility of 51 to 64 percent; risk-free interest rate of 5 percent; dividend yield of 0 percent; and expected life in years of 0.5 to 2.0. During the nine months ended September 30, 2006, the Company issued 35,492 shares under the Purchase Plan at an average price of $6.23 per share. The Company recorded cash received from the exercise of purchase rights of $221,000 during the nine months ended September 30, 2006.

As of September 30, 2006, total unrecognized compensation cost related to stock options and purchase rights was approximately $6.1 million, and the weighted average period over which this cost is expected to be recognized is 1.6 years.

The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods on an accelerated basis.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(unaudited)
Net loss, as reported	$(12,306,000)	$(23,932,000)
Add: Stock-based employee compensation costs included in reported net loss	286,000	1,020,000
Deduct: Total stock-based employee compensation costs that would have been included in net loss if the fair value method had been applied	(877,000)	(2,300,000)

Pro forma net loss	$(12,897,000)	$(25,212,000)

Actual net loss per common share, basic and diluted	$(0.53)	$(1.11)

Pro forma net loss per common share, basic and diluted	$(0.55)	$(1.17)

Stock Option Activity

Stock option transactions during the nine months ended September 30, 2006 are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,238,647	$4.34
Granted	874,564	$11.25
Exercised	(122,147)	$2.77
Canceled/forfeited	(75,816)	$8.18

Outstanding at September 30, 2006	2,915,248	$6.38	7.5	$9,245,000

Vested and expected to vest at September 30, 2006 (1)	2,812,379	$6.25	7.4	$9,148,000

Exercisable at September 30, 2006	1,637,348	$3.77	6.2	$8,184,000

(1)	The expected to vest options are the result of applying the forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $8.64 closing price of the Company’s common stock on September 30, 2006. The aggregate intrinsic value of options exercised in the nine months ended September 30, 2006 was approximately $1.0 million, determined as of the date of exercise. The Company received approximately $339,000 in cash from options exercised in the nine months ended September 30, 2006.

Stock-based awards issued to non-employees are accounted for using a fair value method and are remeasured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes option pricing model with the following assumptions for the nine months ended September 30, 2006: dividend yield of 0 percent; volatility of 72 percent; risk free interest rate of 5 percent and remaining contractual life of 7 to 10 years. For the nine months ended September 30, 2005 the following assumptions were used: dividend yield of 0 percent; volatility of 100 percent; risk free interest rate of 4 percent; and remaining contractual life of 8 to 10 years. During the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2005, in connection with the grant of stock options to non-employees, the Company recorded stock-based compensation of $183,000, $436,000, $35,000, and $68,000, respectively.

4. Comprehensive Loss

For the three and nine months ended September 30, 2006 and 2005, comprehensive loss consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net loss	$(11,263,000)	$(12,306,000)	$(32,598,000)	$(23,932,000)
Unrealized gain (loss) on investment securities	86,000	(27,000)	146,000	(57,000)
Foreign currency translation gain (loss)	(9,000)	(12,000)	56,000	(98,000)

Total comprehensive loss	$(11,186,000)	$(12,345,000)	$(32,396,000)	$(24,087,000)

5. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and nine months ended September 30, 2006 and 2005 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows:

	September 30, 2006	December 31, 2005
	(unaudited)
United States	$1,951,000	$1,285,000
Europe	1,063,000	998,000

Total	$3,014,000	$2,283,000

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

7. Commitments and Contingencies

On September 1, 2006, the Company entered into a settlement agreement related to the previously disclosed civil action filed by a former employee. In connection with the jury verdict in this civil action, the Company had recorded an accrued loss from litigation totaling $9.1 million as of June 30, 2006, which included the amount awarded for damages and plaintiff’s fees and costs, plus accrued interest on those awards. To fully settle the litigation inclusive of all fees and costs, the Company made aggregate payments of $5.15 million, of which approximately $2.4 million was covered by the Company’s employment practices liability insurance, resulting in a gain of $4.0 million during the three months ended September 30, 2006. The restriction that had been placed on $12.5 million of the Company’s cash balance was removed in connection with the settlement of this matter.

8. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is considered effective for the Company for the year ending December 31, 2006. The Company is currently assessing the impact of SAB No. 108 on its consolidated financial position and results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006 but with earlier adoption encouraged. This FASB interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company is currently evaluating the potential impact of this new interpretation.

9. Subsequent Event

In October 2006, the Company entered into an agreement to provide initial seed funding to establish Abbey Pharmaceuticals, Inc. (“Abbey”), a startup biotechnology company focused on medications for substance abuse. Abbey is led by Mark R. Brann, who resigned from his position as President and Chief Scientific Officer and as a member of the Board of Directors of the Company. Once Abbey has obtained equity financing, ACADIA may collaborate with Abbey to provide it with access to selected drug discovery assets that may have utility in the field of substance abuse. The Company has agreed to increase its investment to an aggregate of $1million upon Abbey’s completion of an external equity financing. The Company expects that Abbey will initially represent a variable interest entity and thus under the guidance of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, it will consolidate Abbey commencing in the fourth quarter of 2006.

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

Overview

Background

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have five programs in clinical development and several additional programs in preclinical development and discovery stages. Our four proprietary Phase II-stage clinical programs are ACP-103 for Parkinson’s disease psychosis, ACP-103 as an adjunctive therapy for schizophrenia, ACP-103 for sleep maintenance insomnia, and ACP-104 for the treatment of schizophrenia. We have retained worldwide commercialization rights for these programs. We also have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan, Inc. All of the drug candidates in our product pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At September 30, 2006, we had an accumulated deficit of $161.0 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Recent Developments

We announced in late-September 2006 that enrollment in our Phase II adjunctive therapy trial with ACP-103 in patients with schizophrenia was significantly ahead of schedule and that we expected to complete enrollment in this trial early in the fourth quarter. We met this objective by completing enrollment of 423 patients in this clinical trial during October 2006 and expect to report top-line results from this study during the first quarter of 2007.

At the end of the third quarter, we held an end of Phase II meeting with the U.S. Food and Drug Administration (“FDA”) regarding our ACP-103 program for Parkinson’s disease psychosis (“PDP”). Following these interactions with the FDA, we have confirmed our plans to initiate the first of two pivotal trials in our Phase III development program for PDP during the first half of 2007. The primary endpoint of the trial will be antipsychotic efficacy as measured using the Scale for the Assessment of Positive Symptoms, known as SAPS. We expect to enroll an aggregate of 240 patients in this trial and the treatment duration for each patient is expected to be 42 days.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan and one with Sepracor. We have also entered into a development agreement with The Stanley Medical Research Institute (“SMRI”) and smaller scale collaboration and license agreements with other parties. As of September 30, 2006, we had received an aggregate of $51.1 million in payments under these agreements, including research funding and related fees and upfront and milestone payments.

We expect our revenues for the next several years to consist primarily of payments under our current agreements and any additional collaborations, including any upfront payments upon execution of new agreements, research funding throughout the research term of our agreements with these parties and milestone payments contingent upon achievement of agreed-upon objectives.

Pursuant to the terms of our January 2005 collaboration agreement with Sepracor, we had received $4.6 million in research funding as of September 30, 2006 and we are entitled to receive additional research funding through January 2008. In connection with this collaboration, Sepracor has purchased an aggregate of $20 million of our common stock in two $10 million tranches. In January 2005, Sepracor purchased the first $10 million of our common stock at a 40 percent premium to the 30-day trailing average closing price, resulting in a premium of $3.1 million. In January 2006, Sepracor completed the second $10 million purchase of our common stock at a 25 percent premium to the 30-day trailing average price at that time, resulting in a premium of $1.1 million. We are recognizing the premium from these stock purchases as revenue as the related research activities are performed over the research term. Pursuant to our collaboration with Sepracor, if certain conditions are met, we are also eligible to receive, on products resulting from our muscarinic program, milestone payments as well as royalties on product sales, if any.

Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we had received an aggregate of $12.9 million in payments as of September 30, 2006, consisting of upfront fees, and research funding and related fees. This collaboration originally provided for a three-year research term ending in late-March 2006, which was extended by the parties in February 2006 for two additional years through March 2008. While we will receive additional research funding during this extended term, we currently anticipate lower revenues and related research activities under this collaboration during the extension. We may also receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Pursuant to our development agreement with SMRI, we are entitled to receive up to $5 million in funding to support the development of ACP-104, of which $4 million had been received as of September 30, 2006.

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

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that costs associated with external service providers are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Costs of external service providers:
ACP-103	$7,979	$1,733	$14,462	$4,086
ACP-104	1,062	388	3,283	706
Other	514	511	1,742	1,259

Subtotal	9,555	2,632	19,487	6,051
Internal costs	5,983	5,433	17,545	14,692
Stock-based compensation	561	337	1,447	754

Total research and development	$16,099	$8,402	$38,479	$21,497

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

Stock-based Compensation

Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and provided pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards was measured as the excess, if any, of the fair value of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, using the modified prospective transition method. Under that transition method, compensation cost recognized for the three and nine months ended September 30, 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined by using the intrinsic value method under APB Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

Unearned stock-based compensation related to stock options granted prior to December 31, 2003 is reflected as a separate component of stockholders’ equity in our balance sheet. Unearned stock-based compensation represents the difference between the exercise price of grants made to employees and the fair value of the Company’s common stock on the date of grant. The balance of unearned stock-based compensation, totaling $368,000 and which related to stock options granted during the period from January 1, 2004 to the closing of our initial public offering on June 2, 2004, was reclassified to additional paid-in capital upon the adoption of SFAS No. 123(R) on January 1, 2006.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net loss for the three and nine months ended September 30, 2006 was approximately $658,000 and $1.6 million higher, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net loss per share for the three months and nine months ended September 30, 2006 would have been $0.36 and $1.14, respectively, had we not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of $0.38 and $1.20, respectively. The adoption of SFAS No. 123(R) also resulted in a cumulative benefit from accounting change of $51,000 which reflects the net cumulative impact of estimating future forfeitures for options granted subsequent to December 31, 2003 and outstanding at January 1, 2006, rather than recording forfeitures when they occur as previously permitted.

The value of each employee stock option and Purchase Plan right granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All option expense is amortized over the requisite service period of the awards, which is generally the vesting period. As of September 30, 2006, total unrecognized compensation cost related to stock options was approximately $6.1 million, and the weighted average period over which this cost is expected to be recognized is 1.6 years.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. SAB No. 108 is considered effective for us for the year ending December 31, 2006. We are currently assessing the impact of SAB No. 108 on our consolidated financial position and results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006 but with earlier adoption encouraged. This FASB interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We are currently evaluating the potential impact of this new interpretation.

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

Comparison of the Three Months Ended September 30, 2006 and 2005

Revenues

Revenues totaled $1.9 million for the three months ended September 30, 2006 compared to $3.7 million for the three months ended September 30, 2005. This decrease was primarily due to lower revenues from research funding and milestones under our collaborations with Allergan. Revenues from our agreements with Sepracor and SMRI totaled $945,000 and $500,000, respectively, for the three months ended September 30, 2006, and were comparable to revenues recognized under these agreements during the three months ended September 30, 2005.

Research and Development Expenses

Research and development expenses totaled $16.1 million for the three months ended September 30, 2006, including $561,000 in stock-based compensation, compared to $8.4 million for the three months ended September 30, 2005, including $337,000 in stock-based compensation, primarily due to increased clinical development activity associated with our proprietary Phase II-stage programs. This increase in expenses was primarily due to $6.9 million in increased fees paid to external service providers, which was largely attributable to increased patient enrollment in our Phase II trial with ACP-103 in patients with schizophrenia, and increased costs associated with our research and development organization, including $324,000 in increased salaries and related personnel costs, and $367,000 in increased equipment and facility costs. External service costs totaled $9.6 million, or 59 percent of our research and development expenses, for the three months ended September 30, 2006, compared to $2.6 million, or 31 percent of our research and development expenses, for the comparable period in 2005. We expect that our external service costs will decrease during the fourth quarter of 2006 relative to the three months ended September 30, 2006 due to completion of patient enrollment in our Phase II trial with ACP-103 in patients with schizophrenia early in the fourth quarter of 2006. However, we expect that our total research and development costs for 2007 and thereafter will increase as we continue to pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

General and Administrative Expenses

General and administrative expenses totaled $2.4 million for the three months ended September 30, 2006, including $410,000 in stock-based compensation, compared to $2.2 million for the three months ended September 30, 2005, including $125,000 in stock-based compensation. General and administrative expenses consist primarily of salaries and other costs for employees serving in executive, finance, business development and business operations functions, as well as professional fees associated with legal and accounting services. Excluding stock-based compensation, the decrease in general and administrative expenses was primarily due to $343,000 in lower professional fees, partially offset by increased costs associated with expansion of our administrative organization. We anticipate increases in general and administrative expenses in future periods as we support the future growth of our business.

Provision for Loss From (Settlement of) Litigation

In September 2006, we entered into an agreement to fully settle the previously disclosed civil action, inclusive of all fees and costs, for aggregate payments of $5.15 million, of which approximately $2.4 million was covered by our employment practices liability insurance. The settlement of this matter resulted in a gain of $4.0 million, net of accrued interst, during the three months ended September 30, 2006. During the three months ended September 30, 2005, we had recorded a charge of $5.9 million related to this matter, which amount represented the aggregate amount awarded for damages and plaintiff’s fees and costs, net of the remaining proceeds to be received under our employment practices liability insurance policy.

Interest Income

Interest income increased to $1.3 million for the three months ended September 30, 2006 from $547,000 for the three months ended September 30, 2005. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from sales of our common stock and, to a lesser degree, increased yields on our investment portfolio.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Revenues

Revenues totaled $6.4 million for the nine months ended September 30, 2006 compared to $8.5 million for the comparable period of 2005. This decrease was primarily due to lower revenues under our collaborations with Allergan, partially offset by increased revenues recognized from our collaboration agreement with Sepracor. Revenues from our collaboration agreements with Allergan totaled $1.9 million and $4.2 million for the nine months ended September 30, 2006 and 2005, respectively. Revenues from our agreements with Sepracor and SMRI totaled $2.8 million and $1.5 million for the nine months ended September 30, 2006, respectively, compared to $2.7 million and $1.5 million for the nine months ended September 30, 2005.

Research and Development Expenses

Research and development expenses totaled $38.5 million for the nine months ended September 30, 2006, including $1.4 million in stock-based compensation, compared to $21.5 million for the nine months ended September 30, 2005, including $754,000 in stock-based compensation, primarily due to increased clinical development activity associated with our proprietary Phase II-stage programs. This increase in expenses was primarily due to $13.4 million in increased fees paid to external service providers, and increased costs associated with our research and development organization, including $1.6 million in increased salaries and related personnel costs, and $1.3 million in increased facility, equipment and supply costs. External service costs totaled $19.5 million, or 51 percent of our research and development expenses, for the nine months ended September 30, 2006, compared to $6.1 million, or 28 percent of our research and development expenses, for the comparable period in 2005.

General and Administrative Expenses

General and administrative expenses totaled $6.9 million for the nine months ended September 30, 2006, including $1.1 million in stock-based compensation, compared to $6.3 million for the nine months ended September 30, 2005, including $474,000 in stock-based compensation. Excluding the increase in stock-based compensation, general and administrative expenses totaled $5.8 million for each of these periods as increased salaries and other administrative costs were largely offset by $468,000 in lower professional fees during the nine months ended September 30, 2006.

Provision for Loss From (Settlement of) Litigation

In September 2006, we entered into an agreement to fully settle the previously disclosed civil action inclusive of all fees and costs, for aggregate payments of $5.15 million, of which approximately $2.4 million was covered by our employment practices liability insurance. The settlement of this matter resulted in a gain of $3.6 million, net of accrued interest, during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we had recorded a charge of $5.9 million related to this matter, which amount represented the aggregate amount awarded for damages and plaintiff’s fees and costs, net of the remaining proceeds to be received under our employment practices liability insurance policy.

Interest Income

Interest income increased to $3.0 million for the nine months ended September 30, 2006 from $1.3 million for the nine months ended September 30, 2005. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from sales of our common stock and, to a lesser degree, increased yields on our investment portfolio.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of September 30, 2006, we had received $225.2 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $51.1 million in payments from collaboration agreements, $21.1 million in debt financing, and $11.0 million in interest income.

At September 30, 2006, we had approximately $94.7 million in cash, cash equivalents and investment securities compared to $55.5 million at December 31, 2005. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions, and government agencies. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities increased to $28.9 million for the nine months ended September 30, 2006 from $13.2 million for the nine months ended September 30, 2005. This increase was primarily due to an increase in our net loss and changes in operating assets and liabilities, including decreases in accrued loss from litigation and in deferred revenue, which were offset by increases in accrued expenses and accounts payable, and a decrease in prepaid expenses, receivables and other current assets during the nine months ended September 30, 2006, relative to the comparable period of 2005. The $8.7 million reduction in the accrued loss from litigation during the nine months ended September 30, 2006 was due to the settlement of our civil action. An accrued loss from litigation of $8.4 million had been recorded during the nine months ended September 30, 2005. Current deferred revenue decreased $655,000 during the nine months ended September 30, 2006 compared to an increase of $2.8 million during the nine months ended September 30, 2005. The increase in deferred revenue during the nine months ended September 30, 2005 was primarily attributable to payments from our collaboration with Sepracor, including the premium amount resulting from Sepracor’s first purchase of our common stock. The increase in accrued expenses and accounts payable during the nine months ended September 30, 2006 was primarily due to increased external service costs related to our clinical trials. The decrease in prepaid expenses, receivables and other current assets during the nine months ended September 30, 2006 was primarily due to receipt of $2.4 million in proceeds from our insurance policy in connection with the settlement of our civil action.

Net cash used in investing activities reflects purchases and maturities of investment securities, the decrease in restricted cash and our purchases of property and equipment. From inception through September 30, 2006, we had purchased $12.4 million in property and equipment, the majority of which we have funded through equipment financing agreements and other debt facilities.

Net cash provided by financing activities totaled $69.2 million for the nine months ended September 30, 2006 compared to $40.8 million for the nine months ended September 30, 2005. The net cash provided by financing activities in the nine months ended September 30, 2006 was primarily due to $68.9 million in net proceeds received from the sales of our common stock, including $59.4 million received from our public offering and $8.9 million received from the second purchase of our common stock by Sepracor, which amount did not include the $1.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities. The net cash provided by financing activities in the nine months ended September 30, 2005 was primarily due to $41.5 million in net proceeds received from sales of our equity securities, including $34.0 million received from the sale of common stock and warrants to purchase common stock in our private placement and $6.9 million from the first purchase of our common stock by Sepracor, which did not include the $3.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities, offset by repayments of our long-term debt.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. In September 2006, we entered into a $2.0 million equipment financing agreement that had $1.4 million available to borrow at September 30, 2006. The agreements contain interest rates ranging from 7.93 to 10.41 percent per annum. At September 30, 2006, we had $2.0 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at September 30, 2006.

The following table summarizes our long-term contractual obligations, including interest, at September 30, 2006:

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$15,383,000	$2,040,000	$5,928,000	$3,658,000	$3,757,000
Long-term debt	2,314,000	1,057,000	1,257,000	—	—

Total	$17,697,000	$3,097,000	$7,185,000	$3,658,000	$3,757,000

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $16.1 million of future services under these agreements as of September 30, 2006. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the results of the underlying studies. Under our development agreement with SMRI, we are entitled to receive up to $5 million in funding to support the further development of ACP-104, $4 million of which had been received as of September 30, 2006. Assuming the successful development and commercialization of this drug candidate, the Company is required to pay to SMRI royalties on product sales up to a specified level.

We anticipate that our cash resources, including cash, cash equivalents and investment securities, will total approximately $80 million at December 31, 2006. Although we believe our existing cash resources and the anticipated payments from our existing collaborators will be sufficient to fund our anticipated cash requirements through at least mid-2008, we will require significant additional financing in the future to fund our operations.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, financial institutions, and government agencies with maturities of less than two years. If a 10 percent change in interest rates were to have occurred on September 30, 2006, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

We have experienced significant net losses since our inception. As of September 30, 2006, we had an accumulated deficit of approximately $161.0 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Substantially all of our revenues for the nine months ended September 30, 2006 were from our agreements with Allergan, Sepracor, and SMRI. We anticipate that collaborations with pharmaceutical companies will continue to be our primary source of revenues for the next several years, which provide us with research funding and potential milestone payments and royalties. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

All of our drug candidates are at an early stage of development and the historical rate of failures for drug candidates is extremely high. Our four internal Phase II-stage clinical programs are ACP-103 for Parkinson’s disease psychosis, ACP-103 as an adjunctive therapy for schizophrenia, ACP-103 for sleep maintenance insomnia, and ACP-104 for the treatment of schizophrenia. We also have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan.

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

We have consumed substantial amounts of capital since our inception. For the nine months ended September 30, 2006, we used $28.9 million in net cash to fund our operating activities and additional cash for purchases of property and equipment and repayment of long-term debt. Our cash and investment securities totaled approximately $94.7 million at September 30, 2006. Although we believe our existing cash resources and anticipated payments from our existing collaborators will be sufficient to fund our cash requirements through at least mid-2008, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected drug candidates. Substantially all of our revenues for the nine months ended September 30, 2006 were from our agreements with Allergan, Sepracor, and SMRI. We expect that nearly all of our revenues for the foreseeable future will be generated by collaborations, although there is no guarantee that revenues from our collaborations will continue at current or past levels.

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

We have collaborations with Allergan for the development of drug candidates related to neuropathic pain and opthalmic diseases, including glaucoma. Allergan currently markets therapeutic products to treat glaucoma and is engaged in other research programs related to glaucoma and other ophthalmic products that are independent from our development program in this therapeutic area. Allergan is also pursuing other research programs related to pain management that are independent from our collaboration in this therapeutic area. Our collaboration with Sepracor is targeted toward the development of new drug candidates to treat central nervous system disorders. Sepracor currently is engaged in other research and development programs related to this field that are independent from our collaboration project in this therapeutic area. Competing products, either developed by our collaborators or to which our collaborators have rights, may result in the allocation of resources by our competitors to competing products and their withdrawal of support for our drug candidates or may otherwise result in lower demand for our potential products.

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

Our subsidiary in Malmö, Sweden, ACADIA Pharmaceuticals AB, employs approximately 29 percent of our total personnel and is engaged in research and development activities, with primary responsibility for combinatorial, medicinal and analytical chemistry. Our principal executive offices, however, are located in San Diego. The additional administrative expense required to follow and coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

We regularly conduct searches to identify patents or patent applications that may prevent us from obtaining patent protection for our proprietary compounds or that could limit the rights we have claimed in our patents and patent applications. In particular, we are aware of a patent issued by the United States Patent and Trademark Office with claims that encompass the chemical structure of ACP-103. While we do not believe that these claims are valid, there can be no assurance that a court would find these claims invalid or that the text or substance of these claims will not be modified upon further prosecution of the application. If valid, these claims could limit our rights with respect to ACP-103.

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

Because we operate in the highly technical field of drug discovery and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position. In addition, we have not entered into any noncompete agreements with any of our employees.

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

For example, our potential product for Parkinson’s disease psychosis would compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and with the generic drug clozapine. Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Seroquel, and clozapine. In the area of neuropathic pain, potential products would compete with Neurontin and Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Holders of a significant number of shares of our common stock, from investments made when we were a private company, have rights to cause us to file a registration statement on their behalf or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. Following our private financing in April 2005, we filed a registration statement with respect to approximately 6.5 million shares of our common stock that were owned by stockholders, including approximately 1.3 million shares that may be issued upon the exercise of warrants, as required by the terms of that financing. In addition, we have included all of the 1.9 million shares of our common stock purchased by Sepracor pursuant to our collaboration in a registration statement that we filed in January 2006. Our stock price may decline as a result of the sale of the shares of our common stock included in these registration statements.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (filed as Exhibit 4.3 to Registration Statement No 333-124753).

10.1	Separation Agreement, dated October 20, 2006, by and between ACADIA Pharmaceuticals Inc. and Mark R. Brann, Ph.D. (filed as Exhibit 99.1 to Current Report on Form 8-K, dated as of October 20, 2006).

10.1	Consultant Agreement, dated October 20, 2006, by and between ACADIA Pharmaceuticals Inc. and Mark R. Brann, Ph.D. (filed as Exhibit 99.2 to Current Report on Form 8-K, dated as of October 20, 2006).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 6, 2006	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D. Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

By:	/s/ Thomas H. Aasen
Thomas H. Aasen Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)