Form 10-K
period 2006-12-31
ACADIA PHARMACEUTICALS INC
filed 2007-03-09
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-50768

ACADIA PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1376651
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3911 Sorrento Valley Boulevard San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(858) 558-2871

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $187 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2006 of $8.44 per share.

As of February 28, 2007, 29,952,227 shares of registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2007 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

FORM 10-K

For the Year Ended December 31, 2006

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma,” “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new drug candidates or products, technology enhancements, possible changes in legislation, and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the discovery, development, and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have five programs in clinical development and several additional programs in preclinical development and discovery stages. In our most advanced proprietary program, we are entering Phase III development with ACP-103 for the treatment of Parkinson’s disease psychosis. We also have three proprietary Phase II-stage clinical programs, including ACP-103 as a co-therapy for schizophrenia, ACP-103 for the treatment of sleep maintenance insomnia, and ACP-104 for the treatment of schizophrenia. We have retained worldwide commercialization rights for all four of these proprietary programs. In addition, we have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan, Inc. All of the drug candidates in our product pipeline emanate from discoveries made using our proprietary drug discovery platform.

Our pipeline addresses diseases that are not well served by currently available therapies and represent large potential commercial opportunities. We believe that our drug candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. Our clinical programs consist of the following:

ACP-103 for the treatment of Parkinson’s disease psychosis. Parkinson’s disease psychosis is a debilitating psychiatric disorder that occurs in up to 40 percent of patients with Parkinson’s disease and is the most common factor leading to nursing home placements of these patients. Currently, there are no therapies approved to treat Parkinson’s disease psychosis in the United States. We believe that ACP-103 may effectively treat psychosis in patients with Parkinson’s disease without impairing motor function, thereby significantly improving the quality of life for these patients. We have completed a multi-center Phase II clinical trial in which ACP-103 demonstrated antipsychotic effects, was safe and well tolerated, and did not impair disease-related motor function in patients with Parkinson’s disease psychosis. We are preparing to initiate the first pivotal trial in our Phase III program with ACP-103 for Parkinson’s disease psychosis during the first half of 2007.

ACP-103 as a co-therapy for schizophrenia. Current drugs used to treat schizophrenia have substantial limitations, including severe side effects and lack of effect on most of the negative symptoms of the disease. We believe that co-therapy with ACP-103 may result in enhanced efficacy and fewer side effects relative to existing treatments, thereby providing an improved therapy for patients with schizophrenia. We have completed two clinical trials that showed that ACP-103 reduced motor disturbances associated with treatment with haloperidol, a typical antipsychotic drug. We have also completed enrollment in a large multi-center Phase II clinical trial designed to evaluate the ability of ACP-103 when used as a co-therapy with each of risperidone, an atypical antipsychotic drug, and haloperidol to provide an improved treatment for patients with schizophrenia. We expect to report top-line results from this trial during March 2007.

ACP-103 for the treatment of sleep maintenance insomnia. In contrast to most currently available insomnia drugs, ACP-103 provides the opportunity to treat the symptoms of sleep maintenance insomnia without inducing sleep or impairing daytime functioning. If approved as a treatment for sleep maintenance insomnia, ACP-103 is not expected to be designated as a controlled substance, as is the case with most existing sleep agents due to their potential for abuse. We have completed a proof-of-concept clinical study that demonstrated that ACP-103 induced a statistically significant and dose-related increase in deep, or slow wave, sleep in healthy older adults. We are planning to initiate a Phase II clinical trial with ACP-103 in patients with sleep maintenance insomnia during the first half of 2007.

ACP-104 for the treatment of schizophrenia. We believe that ACP-104 represents a new approach to schizophrenia therapy that combines an atypical antipsychotic efficacy profile with the added potential benefit of enhanced cognition. Currently prescribed treatments do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. We have completed three initial studies in our Phase II clinical program with ACP-104 in patients with schizophrenia. The results of these studies demonstrated that initial signals of antipsychotic effects were observed within the tolerated dose range of ACP-104. We are planning to initiate a multi-center Phase IIb clinical trial with ACP-104 in patients with schizophrenia during the first half of 2007.

Neuropathic pain. We have discovered a new class of compounds in collaboration with Allergan that we believe may represent a significant breakthrough in the treatment of neuropathic pain. Allergan has completed Phase I clinical trials and is currently conducting Phase II clinical trials in this program.

We have built a proprietary drug discovery platform that we use to rapidly discover new compounds that may serve as potential treatments for significant unmet medical needs. Our technology platform encompasses proprietary target-based and chemistry-based technologies that we integrate with our discovery and development capabilities. We believe that the breadth of our discovery and development programs and the rapid pace at which we have discovered drug candidates provide strong validation of our proprietary platform and a basis for expanding our pipeline.

We leverage our proprietary drug discovery platform and expertise through collaborations with pharmaceutical and biotechnology companies. We have three separate collaborations with Allergan and one with Sepracor Inc. for the discovery and development of small molecule drug candidates.

We have assembled a management team with significant industry experience to lead the discovery, development, and commercialization of our drug candidates. Members of our management team have contributed to the discovery, development, and approval of multiple drug candidates. We complement our management team with a network of scientific and clinical advisors that includes recognized experts in the fields of schizophrenia, Parkinson’s disease, and other central nervous system disorders.

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

Our Strategy

Our goal is to become a leader in the discovery, development, and commercialization of novel small molecule drugs for the treatment of central nervous system disorders and other areas of unmet medical need. Key elements of our strategy are to:

•

Develop and commercialize our lead drug candidates. We are focused on progressing the development of our most advanced proprietary clinical programs. We are preparing to initiate the first pivotal trial in our Phase III program with ACP-103 for the treatment of Parkinson’s disease psychosis during the first half of 2007. We intend to complete development for this program and, if successful, participate in the commercialization of ACP-103 for this indication in the United States. In our other proprietary clinical programs, which address schizophrenia and sleep maintenance insomnia, we intend to complete Phase II clinical trials in each of these programs and, if successful, continue to advance these programs through clinical development and to commercialization through, or in collaboration with, partners.

•

Selectively establish strategic collaborations to advance and maximize the commercial potential of our pipeline. We will continue to pursue strategic collaborations to leverage the development, regulatory, and commercialization expertise of our partners. In therapeutic areas that involve a more extensive development program or require a large sales force, we intend to complete late-stage clinical development and commercialization of our drug candidates through, or in collaboration with, partners. We plan to retain selected commercialization rights to our products where we feel they can be sold by a specialty sales force that calls on a focused group of physicians.

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

•

Maintain our technology leadership position and continue to build our development capabilities. We believe we are a leader in small molecule discovery with expertise in the effective integration of molecular biology, ultra-high throughput screening, pharmacology, and chemistry. We intend to continue to maintain and enhance our proprietary discovery technologies and capabilities. We also intend to continue to expand our development capabilities as our drug candidates advance in clinical development.

•

Leverage our proprietary drug discovery platform outside of our core focus. In addition to our focus on central nervous system disorders, we are leveraging our proprietary drug discovery platform to identify novel drug candidates in therapeutic areas outside of our core focus that we may develop in partnerships or independently.

•

Opportunistically in-license or acquire complementary technologies and drug candidates. Although all of the drug candidates currently in our pipeline emanate from discoveries made using our proprietary platform, in the future, we may elect to in-license or acquire complementary technologies or augment our internal pipeline with drug candidates or products.

Our Programs

Our programs include five programs in clinical development, three programs in IND-track development, where we or a collaborator have selected a drug candidate for development and are seeking to complete toxicology and other development testing in preparation for future clinical trials, and four programs in preclinical testing, where we have not yet selected a drug candidate for development. Our programs address diseases that are not well served by currently available therapies and represent large potential commercial market opportunities. We believe that our drug candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our programs:

Program	Stage of Development	Commercialization Rights

ACP-103 for Parkinson’s disease psychosis	Phase III	ACADIA

ACP-103 as a co-therapy for schizophrenia	Phase II	ACADIA

ACP-103 for sleep maintenance insomnia	Phase II	ACADIA

ACP-104 for schizophrenia	Phase II	ACADIA

AGN-XX and AGN-YY for neuropathic pain	Phase II	Allergan

AC-262271 for glaucoma	IND-track development	Allergan

ACP-105 for endocrine indications	IND-track development	ACADIA

ACP-106 for neuropsychiatry and sleep indications	IND-track development	ACADIA

Serotonin program for neuropsychiatry and sleep indications	Preclinical	ACADIA

Pro-cognitive antipsychotic (PCAP) program for schizophrenia	Preclinical	ACADIA

Muscarinic program for neuropsychiatry and other indications	Preclinical	Sepracor

Cannabinoid CB1 program for obesity	Preclinical	ACADIA

Our Clinical Programs

Parkinson’s Disease Psychosis

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

According to the American Parkinson’s Disease Association, over 1.5 million people in the United States suffer from this disease. Parkinson’s disease is more prevalent in people over 60 years of age, and the incidence and prevalence of this disease is expected to increase as the average age of the population increases. In 2005, approximately $2.8 billion was spent on drug therapy worldwide to treat Parkinson’s disease. Parkinson’s disease patients are currently treated with dopamine replacement therapies such as levodopa, commonly referred to as L-dopa, which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine. These therapies are relatively effective in controlling the symptoms of the disease in most patients and the use of these agents normally is required throughout the course of the disease.

Studies have suggested that up to 40 percent of patients with Parkinson’s disease will develop psychotic symptoms, commonly consisting of visual hallucinations and delusions. The development of psychosis in patients with Parkinson’s disease often disrupts their ability to perform many of the activities of daily living that keeps them independent and active. As a result, Parkinson’s disease psychosis is the most common factor leading to nursing home placements of patients with Parkinson’s disease.

The U.S. Food and Drug Administration, or FDA, has not approved any therapy for Parkinson’s disease psychosis. Physicians may attempt to address Parkinson’s disease psychosis initially by decreasing the dose of the dopamine replacement drugs, which are administered to patients to manage the motoric aspects of Parkinson’s disease. However, this approach is generally not effective in alleviating psychotic symptoms in most patients and is often associated with the significant worsening of motor function in these patients. There have also been numerous attempts to use existing antipsychotic drugs off-label to treat patients with Parkinson’s disease psychosis. Because antipsychotic agents worsen the preexisting brain dopamine deficit, these drugs are generally not well tolerated by patients with Parkinson’s disease at doses required to achieve antipsychotic effects.

One antipsychotic drug therapy that has demonstrated efficacy in reducing psychosis in patients with Parkinson’s disease without further impairing motor function is low-dose treatment with the generic drug clozapine. Our studies suggest that this unique clinical utility of clozapine arises from its potent blocking of a key serotonin receptor, a protein that responds to the neurotransmitter serotonin, known as the 5-HT2A receptor. The use of low-dose clozapine has been approved in Europe for the treatment of psychotic disorders in Parkinson’s disease. However, patients being treated with clozapine require frequent blood monitoring because clozapine is associated with the occurrence of a rare blood disorder leading to the complete loss of blood cells, known as agranulocytosis. Despite substantial limitations, other currently marketed antipsychotic drugs, including Seroquel, are also used off-label for this indication in both the United States and in Europe. Currently, there is a large unmet medical need for new therapies that will effectively treat psychosis in patients with Parkinson’s disease without impairing motor function.

ACP-103 for the Treatment of Parkinson’s Disease Psychosis

Overview

ACP-103 is a small molecule drug candidate that we discovered and are developing to treat patients with Parkinson’s disease psychosis. ACP-103 can be taken orally and is a novel, potent, and selective 5-HT2A inverse agonist, meaning that it blocks the activity of the 5-HT2A receptor. We believe that ACP-103 may effectively treat Parkinson’s disease psychosis without impairing motor function, thereby significantly improving the quality of life for patients with Parkinson’s disease.

Development Status

We are preparing to initiate the first pivotal trial in our Phase III development program with ACP-103 for Parkinson’s disease psychosis during the first half of 2007. We have designed this trial following an end of Phase II meeting, which we held with the FDA in September 2006. We expect to enroll about 240 patients with Parkinson’s disease psychosis in this multi-center, double-blind, placebo-controlled Phase III trial. Patients in the trial will be randomized to three different study arms, which will include two different doses of ACP-103 and one placebo arm. Patients will receive oral doses of either ACP-103 or placebo once daily for six weeks in addition to stable doses of their existing dopamine replacement therapy. The primary endpoint of the trial is antipsychotic efficacy as measured using the Scale for the Assessment of Positive Symptoms, or SAPS. Motoric tolerability will be an important secondary endpoint in the trial and will be measured using the Uniform Parkinson’s Disease Rating Scale, or UPDRS.

In March 2006, we announced top-line results from a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate the efficacy, safety, and tolerability of ACP-103 in 60 patients with Parkinson’s disease psychosis. The trial involved once daily oral administration of either ACP-103 or placebo for a 28-day period to patients who also received stable doses of their existing dopamine replacement therapy. The trial met the primary endpoint, which was to demonstrate that administration of ACP-103 did not result in deterioration of the motoric function of these patients as measured by the UPDRS. The trial also evaluated secondary endpoints of antipsychotic efficacy using three different rating scales, and ACP-103 showed antipsychotic effects on two of these rating scales, one of which was SAPS. ACP-103 was safe and well tolerated in the study. In connection with this Phase II trial, we are conducting an open-label extension study, pursuant to which 24 patients with Parkinson’s disease psychosis have been treated with ACP-103 for at least one year, eight of whom have been treated for over 18 months.

In June 2004, we reported results from a double-blind, placebo-controlled Phase Ib/IIa clinical trial, which evaluated the safety and tolerability of ACP-103 in 12 patients with Parkinson’s disease who also received stable doses of their existing dopamine replacement therapy. ACP-103 was well tolerated and the motor skills of these patients did not deteriorate. Patients who entered this trial with treatment-induced dyskinesias exhibited indications of antidyskinetic activity after ACP-103 administration.

In 2003, we completed two Phase I clinical trials that assessed the safety, tolerability, and blood levels of ACP-103 following oral administration in a total of 57 healthy volunteers. These randomized, double-blind, placebo-controlled, dose-escalation trials encompassed both single-dose and multiple-dose studies. In both studies, ACP-103 exhibited consistent drug levels in the blood and a long half-life that we believe make our drug candidate ideal for once-daily dosing. ACP-103 was well tolerated at plasma levels of 229 nanograms per milliliter and below with no changes in cardiovascular or neurological function and no serious adverse events at any plasma level of ACP-103. In addition to our Phase I clinical trials of ACP-103, we conducted drug receptor occupancy studies in healthy volunteers using positron emission tomography, or PET, which demonstrated that even low acute oral doses of this drug candidate produce significant occupancy of 5-HT2A receptors in the human brain.

Schizophrenia

Disease and Market Overview

Schizophrenia is a chronic, debilitating mental illness characterized by disturbances in thinking, emotional reaction, and behavior. These disturbances may include positive symptoms, such as hallucinations and delusions, and a range of negative symptoms, including loss of interest, emotional withdrawal, and cognitive disturbances. Schizophrenia is associated with persistent impairment of a patient’s social functioning and productivity. It is believed that cognitive disturbances prevent patients with schizophrenia from readjusting to society. As a result, patients with schizophrenia are normally required to be under medical care for their entire lives.

According to the National Institute of Mental Health, or NIMH, approximately one percent of the population develops schizophrenia during their lifetime and more than two million people in the United States suffer from this disease. Worldwide sales of drugs used to treat schizophrenia and other psychoses exceeded $15 billion in 2005. Despite their commercial success, current drugs used to treat schizophrenia have substantial limitations, including severe side effects and lack of effect on most of the negative symptoms of the disease.

The first-generation, or typical, antipsychotics that were introduced in the late-1950s block dopamine receptors. While these drugs are effective against positive symptoms of schizophrenia in many patients, they also induce disabling motor disturbances, including akathisia, an extremely distressful motor disturbance characterized by feelings of inner restlessness and an urge to move. Typical antipsychotics fail to address or worsen most of the negative symptoms of schizophrenia and their use has decreased in the United States and Europe.

Most schizophrenia patients in the United States today are treated with second-generation, or atypical, antipsychotics, which induce fewer motor disturbances than typical antipsychotic agents, but still fail to address most of the negative symptoms of schizophrenia. In particular, currently prescribed treatments do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. Clozapine, more so than other atypical antipsychotics, appears to have the ability to partially address cognitive disturbances. It is believed that the efficacy of atypical antipsychotics is due to their interactions with dopamine and 5-HT2A receptors. The side effects induced by the atypical agents may include severe obesity, type II diabetes, cardiovascular side effects, and motor disturbances, including akathisia. We believe that these side effects arise either from non-essential receptor interactions that are unrelated to their efficacy or from excessive dopamine blockade.

The limitations of currently available antipsychotics result in poor patient compliance. A study conducted by the NIMH, which was published in The New England Journal of Medicine in September 2006, found that 74 percent of patients taking typical or atypical antipsychotics discontinued treatment within 18 months because of side effects or lack of efficacy. We believe there is a large unmet medical need for new therapies that can effectively treat both the positive and negative symptoms of schizophrenia and induce fewer side effects.

We have two development programs that we believe offer innovative therapeutic solutions to major unmet medical needs in schizophrenia.

ACP-103 as a Co-Therapy for Schizophrenia

Overview

We are developing ACP-103 as a co-therapy to be used together with other antipsychotic drugs to treat schizophrenia. We believe that co-therapy with ACP-103 may result in enhanced efficacy and fewer side effects relative to existing treatments, thereby providing an improved therapy for patients with schizophrenia and related psychiatric disorders. ACP-103 can be taken orally and is a novel, potent, and selective 5-HT2A inverse agonist. By identifying and correlating the biological target interactions of marketed antipsychotic drugs with their clinical actions, we have identified inverse agonism at 5-HT2A receptors as essential to the improved clinical profile of atypical antipsychotic drugs. By adding ACP-103 to existing treatment regimens, we believe that the optimal combination of 5-HT2A inverse agonism and dopamine receptor blockade can be achieved with a range of both atypical and typical antipsychotic drugs.

Development Status

We have completed enrollment in a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate the ability of ACP-103 when used as a co-therapy with other antipsychotic drugs to provide an improved treatment for patients with schizophrenia. This trial is exploring the ability of ACP-103 when used together with low doses of each of risperidone, an atypical antipsychotic drug, and haloperidol, a typical antipsychotic drug, to treat patients with schizophrenia. We enrolled a total of 423 patients with schizophrenia, who were randomized to five different study arms. These study arms included: ACP-103 plus low-dose risperidone; ACP-103 plus low-dose haloperidol; low-dose risperidone plus placebo; low-dose haloperidol plus placebo; and high-dose risperidone plus placebo. The primary endpoint of the trial is antipsychotic efficacy as measured using the Positive and Negative Syndrome Scale, referred to as PANSS, an industry standard rating scale commonly used in schizophrenia trials. We expect to report top-line results from this trial during March 2007.

In December 2005, we reported top-line results of a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate the ability of ACP-103 to treat haloperidol-induced akathisia in patients with schizophrenia. Results from this clinical study were based on 30 patients who completed the study protocol. Fourteen of these 30 patients received once-daily oral administration of ACP-103 and 16 were administered placebo over a five-day period. Subjects were also maintained on their pre-study dose of haloperidol during the course of the study. Patients were evaluated using the Barnes Akathisia Scale, or BAS, a four-item rating scale. Overall, the results of the study indicated that ACP-103 reduced akathisia. There were no statistically significant differences on day five between ACP-103-treated and placebo-treated subjects for BAS Item 4, global clinical assessment of akathisia, a priori defined as the primary outcome measure of the study, due to a large placebo response. However, ACP-103 significantly reduced BAS Item 1 on day five, and there were statistically significant improvements or statistical trends on day three for each of Items 1, 2, and 3, and the BAS total, Items 1-4. ACP-103 was safe and well tolerated and no serious adverse events were reported in the study.

In September 2004, we reported results of a clinical study designed to assess the ability of ACP-103 to reduce side effects associated with drug treatment with haloperidol. This double-blind, placebo-controlled study involved 18 healthy volunteers. All subjects were administered a single dose of haloperidol and the majority of these subjects developed measurable akathisia. In addition, the haloperidol treatment induced approximately a three-fold increase in prolactin secretion. This condition of elevated prolactin secretion may adversely affect menstrual and sexual function and bone formation. The results of the study indicated that a single dose of ACP-103 reduced akathisia symptoms in most subjects. In addition, ACP-103 reduced haloperidol-induced increases in prolactin secretion by 33 percent.

ACP-104 as a Treatment for Schizophrenia Providing Potential Cognitive Benefits

Overview

ACP-104 is a small molecule drug candidate that we are developing as a stand-alone treatment for patients with schizophrenia. We believe that ACP-104 may provide an effective antipsychotic therapy with the added advantage of improving cognitive function in patients with schizophrenia. It is known that large amounts of ACP-104, or N-desmethylclozapine, are formed in the body after administration of clozapine. That is, clozapine is metabolized to ACP-104. We discovered that ACP-104 has a unique ability to stimulate m1 muscarinic receptors, which are widely known to play an important role in cognition. Since clozapine itself blocks the m1 muscarinic receptor, patients need to extensively metabolize clozapine into ACP-104 to stimulate this receptor and thereby overcome the blocking action of clozapine. Administration of ACP-104 rather than clozapine will avoid the variability of this metabolic process and the competing action of clozapine. Like clozapine, ACP-104 also interacts with 5-HT2A and dopamine receptors. Our research indicates that ACP-104 is a partial agonist that causes weak activation of dopamine D2 and D3 receptors, whereas clozapine and most other antipsychotic drugs block these dopamine receptors. These partial agonist properties of ACP-104 may lead to less motoric side effects than seen with most other antipsychotic drugs. We believe that ACP-104 represents a new approach to schizophrenia therapy that combines an atypical antipsychotic efficacy profile with the added potential benefit of enhanced cognition.

Development Status

We are planning to initiate a multi-center, double-blind, placebo-controlled Phase IIb clinical trial with ACP-104 in patients with schizophrenia during the first half of 2007. We anticipate that patients in this trial will be randomized to three different study arms, which will include two different doses of ACP-104 and one placebo arm. Patients will receive oral doses of either ACP-104 or placebo once daily for six weeks. The primary endpoint of the trial will be antipsychotic efficacy as measured using PANSS.

In July 2006, we reported top-line results from three initial studies of ACP-104 in patients with schizophrenia. The first clinical trial was a double-blind, placebo-controlled, single ascending-dose study designed primarily to evaluate the safety, tolerability and blood levels of ACP-104 in patients. The second clinical trial was a 14-day, steady-state, double-blind, placebo-controlled multiple ascending-dose study designed to evaluate the safety, tolerability and blood levels of ACP-104, as well as to provide preliminary indications of antipsychotic efficacy. The third study was an open label single-dose PET study designed to determine the relationship between brain receptor occupancy and plasma levels of ACP-104. The three studies enrolled an aggregate of 74 patients with schizophrenia. The results of these studies demonstrated that ACP-104 was well tolerated after repeated dosing of up to 600 mg per day, and that initial signals of antipsychotic effects, as indicated by clinically meaningful reductions in PANSS scores, were observed within the tolerated dose range of ACP-104. In addition, the analysis of plasma levels of ACP-104 and brain receptor occupancies indicated good penetration of ACP-104 into the brain.

We have also analyzed data on clozapine and ACP-104 plasma levels relative to clinical response from two clinical trials that included 92 patients with schizophrenia treated with clozapine for up to six months. We demonstrated in this analysis that the plasma drug ratio of ACP-104 to clozapine positively predicts improvement in cognitive functioning and quality-of-life parameters in these patients. This analysis indicated that a higher ratio of ACP-104 relative to clozapine resulted in a better response by these patients in a wide range of standard cognitive functioning and quality of life clinical measures. The results of this analysis and our preclinical tests suggest that due to its ability to stimulate m1 muscarinic receptors, ACP-104 is responsible for the cognitive benefits of clozapine.

Sleep Maintenance Insomnia

Disease and Market Overview

Chronic insomnia, a sleep disorder lasting a month or more, is estimated to affect about 10 percent of the U.S. adult population. A significant portion of insomnia patients complain of frequent awakenings during the night and difficulty returning to sleep, which may be referred to as sleep maintenance insomnia. Patients with sleep maintenance insomnia may experience a number of problems, including a lack of energy, difficulty concentrating, irritability, and impairment of daytime functioning. The prevalence of sleep disorders appears to increase with advancing age. In particular, slow wave sleep, which is the deepest and most restorative sleep, normally decreases with age, and this may contribute to an increase in sleep maintenance insomnia. There is also an increased incidence of sleep maintenance insomnia in patients with medical, neurological and psychiatric disorders.

Worldwide sales of drugs used to treat insomnia were estimated at approximately $3.7 billion in 2005. Most of the currently marketed therapies for insomnia are sedatives that are designed primarily to address sleep onset and have limitations in treating the symptoms of sleep maintenance insomnia. Most of these therapies work by interacting with gamma-aminobutyric acid, or GABA, receptors in the brain and may be associated with side effects including the risk of developing tolerance to the drug and the potential for causing lethargy upon awakening, referred to as a hangover effect. In addition, drugs that work by activating the GABA receptors are designated by the Drug Enforcement Administration as controlled substances due to their potential for abuse. We believe that there is a large unmet medical need for new therapies that can treat the symptoms of sleep maintenance insomnia without impairing daytime functioning.

ACP-103 for Sleep Maintenance Insomnia

Overview

We are developing ACP-103 as a novel treatment for sleep maintenance insomnia. ACP-103 can be taken orally and is a novel, potent, and selective 5-HT2A inverse agonist. In contrast to most currently available insomnia drugs, ACP-103 provides the opportunity to treat the symptoms of sleep maintenance insomnia without inducing sleep or impairing daytime functioning. If approved as a treatment for sleep maintenance insomnia, ACP-103 is not expected to be designated as a controlled substance, as is the case with most existing sleep agents due to their potential for abuse. We believe that ACP-103 and other 5-HT2A inverse agonists generated in our serotonin program may provide sleep maintenance insomnia patients with a novel type of sleep therapy without the limitations of most of the current sleep-inducing agents.

Development Status

We are planning to initiate a Phase II clinical trial with ACP-103 in patients with sleep maintenance insomnia during the first half of 2007. In April 2006, we announced positive top-line results from a proof-of-concept clinical study designed to assess the effect of ACP-103 on slow wave sleep in 45 healthy volunteers ranging in age from 40 to 64. Subjects in the study were randomized to one of five study arms, which included four different doses of ACP-103 and a placebo arm. The results of the study demonstrated that ACP-103 induced a statistically significant increase in slow wave sleep that was dose-related. In addition, ACP-103 had a positive impact on measures for sleep maintenance, including decreases in the number of awakenings after sleep onset and in the time awake after sleep onset, referred to as WASO. ACP-103 also did not alter latency to sleep onset and did not impair daytime functioning. ACP-103 was safe and well tolerated in the study.

Neuropathic Pain

Disease and Market Overview

Neuropathic pain is a common form of pain that is thought to involve an alteration in nervous system function or a reorganization of nervous system structure. Neuropathic pain can be associated with nerve damage caused by trauma, diseases such as diabetes, shingles, irritable bowel syndrome, late-stage cancer or the toxic effects of chemotherapy. In many patients, damage to sensory nerves is accompanied by varying degrees of pain. The experience can range from mildly increased sensitivity to touch or temperature to excruciating pain. This kind of pain is extremely difficult to manage clinically because it fails to respond to most medications currently used to treat other forms of pain. According to Pharmaprojects, a healthcare publication, each year approximately 26 million people worldwide suffer from some form of neuropathic pain.

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

Our Drug Candidates for Neuropathic Pain

In collaboration with Allergan, we have discovered and are developing a new class of small molecule drug candidates that we believe provide the potential for a significant breakthrough in the treatment of neuropathic pain. Using our proprietary drug discovery platform, we identified a previously unappreciated target for neuropathic pain, which is an alpha adrenergic receptor. We have discovered and are developing orally active, small molecule drug candidates that selectively activate this target. Our novel alpha adrenergic agonists provide highly effective pain relief in a wide range of preclinical models, without the side effects of current pain therapies, including sedation and cardiovascular and respiratory effects. Allergan has demonstrated that these drug candidates are highly potent and efficacious when administered orally in relevant animal models and are more efficacious than Neurontin in preclinical models at approximately 300-fold lower doses.

Allergan has completed Phase I clinical trials for two orally active, small molecule drug candidates and is currently conducting Phase II clinical trials in this program.

Our IND-Track Development and Preclinical Programs

In addition to our clinical programs, we have three programs in IND-track development, where we or a collaborator have selected a drug candidate for development and are seeking to complete toxicology and other development testing in preparation for future clinical trials. We also have four programs that are in preclinical testing where we have not yet selected a drug candidate for development. The following summarizes our IND-track development and preclinical programs.

AC-262271 for Treatment of Glaucoma

We have discovered and, in collaboration with Allergan, are developing AC-262271, a small molecule drug candidate for the treatment of glaucoma. Glaucoma is an eye disease that, if left untreated, can lead to degeneration of the optic nerve and blindness. Glaucoma is a leading cause of blindness in the United States. A prevalent symptom of glaucoma is increased fluid pressure within the eye, or intraocular pressure. Currently, physicians treat glaucoma with multiple classes of therapeutics to optimize therapy and minimize side effects.

Using our proprietary drug discovery platform, we identified a subtype of the muscarinic receptors that controls intraocular pressure and discovered lead compounds that selectively activate this target. In a primate model of glaucoma, AC-262271 demonstrated efficacy and a long duration of action. Preclinical data for AC-262271 suggests that this drug candidate has the potential to be a promising new therapy for glaucoma. Allergan is currently conducting studies with AC-262271 in preparation for possible clinical trials.

ACP-105 for Treatment of Endocrine Indications

We have discovered and are developing ACP-105, a non-steroidal and selective androgen receptor agonist. ACP-105 is part of a class of molecules referred to as selective androgen receptor modulators, or SARMs. SARMs may advance the standard of treatment for a variety of disorders including muscle-wasting conditions and osteoporosis, with fewer side effects as compared to current treatments based on testosterone replacement. ACP-105 has exhibited promising pharmacological properties and a favorable safety profile in preclinical testing. In addition, ACP-105 has reversed endocrine and bone-related markers of testosterone deficiency in preclinical animal testing. Unlike testosterone, ACP-105 had little effect on the prostate, thereby demonstrating tissue specificity in its actions. We have initiated development of ACP-105 and we intend to seek a partner to advance the further development of this program.

ACP-106 for Neuropsychiatry and Sleep Indications and Our Serotonin Preclinical Program

We have used our serotonin program to generate new drug candidates to treat neuropsychiatric and related central nervous system disturbances as well as sleep maintenance insomnia. We discovered ACP-103, a potent and selective 5-HT2A inverse agonist, in this program. In addition to ACP-103, we have discovered a large number of compounds having diverse pharmacological, chemical and pharmaceutical properties that interact selectively with the 5-HT2A receptor. These novel 5-HT2A inverse agonists may serve as back-up or follow-on molecules for ACP-103.

We have recently nominated ACP-106, a potent and selective 5-HT2A inverse agonist, as a clinical candidate. ACP-106 belongs to a class of molecules that is structurally different than ACP-103. We have initiated development of ACP-106 and intend to complete toxicology and other testing in preparation for potential clinical trials. We believe that ACP-106 and other compounds in our serotonin preclinical program provide us with a strong foundation, which expands our base of available assets for potential partnering, and may enable us to more broadly pursue a range of potential therapeutic indications suitable with this mechanism of action, including Parkinson’s disease psychosis, schizophrenia, sleep maintenance insomnia and other central nervous system disturbances.

PCAP Preclinical Program

We have discovered a series of novel lead compounds that provide the potential for a new class of pro-cognitive antipsychotic drugs. These compounds differ structurally from ACP-104, but like ACP-104, they combine muscarinic m1 agonism with actions on both dopamine and serotonin receptors. These novel compounds demonstrate robust effects in animal models of psychosis and pro-cognitive effects in preclinical models of cognition. We are currently in late stages of lead optimization in this program and are seeking to identify a clinical candidate for further development.

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

Our Drug Discovery Platform and Capabilities

Overview

We have established drug discovery and technical expertise in the areas of molecular biology, ultra-high throughput screening, molecular and behavioral pharmacology, and combinatorial, medicinal and analytical chemistry. We have integrated our discovery and development capabilities with our proprietary technologies in a seamless fashion. In addition, we collaborate with world-renowned scientists, clinicians, and academic institutions. We believe that our expertise combined with our proprietary drug discovery platform has allowed us to discover drug candidates more efficiently than traditional approaches.

All of our drug candidates that are currently in clinical trials and earlier stages of discovery and development emanate from discoveries made using our proprietary drug discovery platform. We have demonstrated that our platform can be used to rapidly identify drug-like, small molecule chemistries for a wide range of drug targets. We believe that the breadth of our discovery and development programs and the rapid pace at which we have discovered drug candidates provide strong validation of our proprietary platform and a basis for expanding our pipeline.

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

Proprietary Receptor Assay Platforms

Our scientists have cloned the genes for the majority of the targets in the G-protein coupled receptor, nuclear receptor and tyrosine kinsase gene families. These represent some of the largest families of genes targeted by known drugs. Our R-SAT assay system has enabled the building of functional assays for a large number of these genes yielding assay platforms, which we refer to as GPCR-SAT, NR-SAT and RTK-SAT. We also have developed assays for several additional targets in other relevant gene families.

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

Sepracor

In January 2005, we entered into a collaboration agreement with Sepracor for the development of new drug candidates targeted toward the treatment of central nervous system disorders. Under the agreement, the parties are investigating potential clinical candidates resulting from our muscarinic preclinical program. In connection with the collaboration, Sepracor has purchased 1,890,422 shares of our common stock for an aggregate of $20 million in two $10 million tranches. On January 13, 2005, Sepracor purchased 1,077,029 shares of our common stock at a price per share of approximately $9.28, which represented a 40 percent premium to the 30-day trailing average closing price. On January 13, 2006, Sepracor purchased an additional 813,393 shares of our common stock at a price per share of approximately $12.29, which represented a 25 percent premium to the 30-day trailing average closing price on the one-year anniversary of the agreement. Under the collaboration, we are also entitled to receive research funding over a three-year term and, if certain conditions are met, we are eligible to receive milestone payments as well as applicable royalties on worldwide product sales, if any. As of December 31, 2006, we had received $4.6 million in funding pursuant to this agreement. Assuming the successful development of a single product in the muscarinic program, we may receive up to $40 million in aggregate payments, plus applicable royalties.

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

Allergan

In March 2003, we entered into a collaboration agreement with Allergan to discover, develop, and commercialize new therapeutics for ophthalmic and other indications. The agreement originally provided for a three-year research term ending in late-March 2006, which was extended by the parties for two additional years through March 2008. During the extended research term, the parties will focus joint research efforts in the area of pain. As of December 31, 2006, we had received an aggregate of $13.2 million under the agreement, consisting of an upfront payment, and research funding and related fees. While we will receive additional research funding during the extended research term, we currently anticipate lower revenues and related research activities under this collaboration during the extension. During the extended research term, Allergan could exclusively license chemistry and related assets for up to three drug targets for development and commercialization. If we grant Allergan such an exclusive license, we would be eligible to receive license fees and milestone payments upon the successful achievement of agreed upon clinical and regulatory objectives. Allergan would retain the commercialization rights to the drug candidates in the target areas they exclusively license from us, and we would be eligible to receive royalties on future product sales, if any, worldwide. Assuming the license and successful development of a product for each of the three target areas, we could receive up to approximately $47.5 million in aggregate license fees and milestone payments under the agreement, excluding product royalties.

In July 1999, we entered into a collaboration agreement with Allergan to discover, develop and commercialize selective muscarinic drugs for the treatment of glaucoma based on our compounds. Under this agreement, we provided our chemistry and discovery expertise to enable Allergan to select a compound for development. We granted Allergan exclusive worldwide rights to commercialize products based on this compound for the treatment of ocular disease. As of December 31, 2006, we had received an aggregate of $8.8 million in payments under the agreement, consisting of upfront fees, research funding and milestone payments. We are eligible to receive additional milestone payments of up to approximately $15 million, and would receive royalties on future product sales worldwide, if any. Allergan may terminate this agreement upon 90 days’ notice. However, if terminated, Allergan’s rights to the selected compound would revert to us.

In September 1997, we entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for neuropathic pain and ophthalmic indications. This agreement was amended in conjunction with the execution and subsequent amendment of the March 2003 collaboration agreement, and provides for the continued development of drug candidates for one target area. We are restricted from conducting competing research in that target area. Pursuant to the agreement, we granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. In exchange, we had received an aggregate of $10.5 million in research funding and milestone payments through December 31, 2006. We are eligible to receive additional milestone payments of up to $10.0 million as well as royalties on future worldwide sales of products, if any, resulting from this collaboration. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in us.

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

The Stanley Medical Research Institute

In May 2004, we entered into a development agreement with The Stanley Medical Research Institute, or SMRI, a leading nonprofit organization that supports research on the treatment of schizophrenia. The development term is for three years and may be extended for additional consecutive one-year periods by written agreement of the parties. As of December 31, 2006, we had received $5 million of funding under the agreement to support the development of ACP-104. Assuming the successful development and commercialization of ACP-104, we are required to pay to SMRI royalties on product sales of ACP-104 up to a specified level. SMRI may terminate this agreement in selected instances, including if we enter into a strategic alliance covering ACP-104 or do not reasonably progress its development. In connection with this agreement, we also issued a $1 million convertible promissory note to SMRI. Upon the closing of our initial public offering on June 2, 2004, the principal and accrued interest under this note automatically converted into 143,914 shares of our common stock at a conversion price equal to the initial public offering price of $7.00 per share.

Aventis

In July 2002, we entered into an agreement with Aventis under which we have licensed a portion of our technology for their use in a specified area that we are not pursuing presently.

Intellectual Property

We currently hold 12 issued U.S. patents and 72 issued foreign patents. All of these patents originated from us. In addition, we have 93 provisional and utility U.S. patent applications and 265 foreign patent applications.

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

We also rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We protect our trade secrets in part through confidentiality and proprietary information agreements. We have entered into a license agreement, dated as of November 30, 2006, for certain intellectual property rights from the Ipsen Group in order to expand and strengthen the intellectual property portfolio for our serotonin platform. We are a party to various other license agreements that give us rights to use certain technologies in our research and development.

ACP-103

Two U.S. patents have been issued to us that provide generic coverage for ACP-103. Similar claims have also been allowed in our patent applications for ACP-103 in South Africa, Singapore, Australia, and New Zealand. We continue to prosecute patent applications directed to ACP-103 and to methods of treating various diseases using ACP-103, either alone or in combination with other agents, worldwide.

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

Other Drug Candidates

We have four issued U.S. patents with claims for compounds that affect muscarinic receptor activity and we continue to pursue patent applications in this area in other countries.

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

Even if we and our collaborators are successful in developing our drug candidates, the resulting products would compete with a variety of established drugs in the areas of Parkinson’s disease, schizophrenia, sleep maintenance insomnia, neuropathic pain, and glaucoma. For example, our potential product for the treatment of Parkinson’s disease psychosis will compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and clozapine, a generic drug.

Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Zyprexa is the market leader with worldwide sales of $4.2 billion in 2005. While proven effective in schizophrenia and bipolar mania, it produces a variety of adverse events including weight gain, orthostatic hypertension, and other side effects.

Our potential products for the treatment of sleep maintenance insomnia would compete with Ambien and Ambien CR, marketed by Sanofi-Aventis, Lunesta, marketed by Sepracor, Sonata, marketed by King Pharmaceuticals, Inc., Rozerem, marketed by Takeda Pharmaceuticals North America, Inc., and various benzodiazepines. Ambien is the current market leader with worldwide sales of approximately $2.0 billion in 2005.

Our potential products for the treatment of neuropathic pain would compete with Neurontin and Lyrica, each marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as with a variety of generic or proprietary opioids. In 2003, Neurontin was the first product to be approved by the FDA for the treatment of neuropathic pain. Neurontin, previously the market leading treatment for neuropathic pain with sales of $2.7 billion in 2004, is now generic. Neurontin is only partially effective and is associated with a range of central nervous system related side effects. Currently, the leading drugs approved for neuropathic pain indications include Lyrica, the successor to Neurontin, and Cymbalta. Lyrica had worldwide sales of $291 million in 2005. Cymbalta, indicated for treatment of diabetic peripheral neuropathic pain as well as treatment of major depressive disorder, had worldwide sales of $680 million in 2005.

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

Employees

At December 31, 2006, we had 138 employees, of whom 52 hold Ph.D. or other advanced degrees. Of our total workforce, 111 are engaged in research and development activities and 27 are engaged in business development, finance and administration. Ninety-eight of our employees are located in the United States and 40 are located in Sweden. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Research and Development Expenses

Our research and development expenses were $49.4 million in 2006, $30.3 million in 2005, and $23.9 million in 2004.

Long-Lived Assets

Information regarding long-lived assets by geographic area is as follows:

	As of December 31,
	2006	2005	2004
	(in thousands)
United States	$2,347	$1,285	$1,365
Europe	1,158	998	1,182

Total	$3,505	$2,283	$2,547

Item 1A. Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report and in our other public filings in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.

We have experienced significant net losses since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $173.5 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Substantially all of our revenues for the year ended December 31, 2006 were from our agreements with Allergan, Sepracor, and SMRI. We anticipate that collaborations with pharmaceutical companies will continue to be our primary source of revenues for the next several years, which provide us with research funding and potential milestone payments and royalties. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

All of our drug candidates are at an early stage of development and the historical rate of failures for drug candidates is extremely high. Our four proprietary clinical programs are ACP-103 for Parkinson’s disease psychosis, ACP-103 as a co-therapy for schizophrenia, ACP-103 for sleep maintenance insomnia, and ACP-104 for the treatment of schizophrenia. We also have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan.

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

Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential drug candidate. If we experience delays, suspensions or terminations in a clinical trial, the commercial prospects for the related drug candidate will be harmed, and our ability to generate product revenues will be delayed.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.

We have consumed substantial amounts of capital since our inception. For the year ended December 31, 2006, we used $41.4 million in net cash to fund our operating activities and additional cash for purchases of property and equipment and repayment of long-term debt. Our cash and investment securities totaled approximately $83.3 million at December 31, 2006. Although we believe our existing cash resources and anticipated payments from our existing collaborators will be sufficient to fund our cash requirements through at least mid-2008, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected drug candidates. Substantially all of our revenues for the year ended December 31, 2006 were from our agreements with Allergan, Sepracor, and SMRI. The ongoing research terms of our agreements with Allergan and Sepracor will end in the first quarter of 2008, unless extended by the parties. In addition, the development term of our agreement with SMRI will end in May 2007. We expect that nearly all of our revenues for the foreseeable future will be generated by collaborations, although there is no guarantee that revenues from our collaborations will continue at current or past levels.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the status of development of ACP-103 and ACP-104 and the preclinical and clinical development of our other drug candidates, including compounds being developed under our collaborations;

•	whether we generate revenues by achieving specified research or commercialization milestones under any agreements or otherwise receive potential payments under these agreements;

•	whether we are required to make payments due to achieving specified milestones under any licensing or similar agreements or otherwise make potential payments under these agreements;

•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes regarding these collaborations;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development and other internal research and development efforts;

•	the effect of competing technologies and products and market developments;

•	the costs associated with litigation; and

•	general and industry-specific economic conditions.

We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of our future performance.

Relying on third-party manufacturers may result in delays in our clinical trials and product introductions.

We have no manufacturing facilities and have no experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our drug candidates for clinical trials. If any of our drug candidates are approved by the FDA or other regulatory agencies for commercial sale, we may need to contract with a third party to manufacture them in larger quantities. We currently use third-party manufacturers to produce clinical supplies of our compounds for us, including ACP-103 and ACP-104. While we believe that there are alternative sources available to manufacture our drug candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but do not expect them to be material.

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

We have incurred, and expect to continue to incur, significant costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance and other matters.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules adopted or proposed by the SEC and by The Nasdaq Global Market, have resulted in, and will continue to result in, significant costs to us as we evaluate the implications of these rules and respond to their requirements. We issued an evaluation of our internal control over financial reporting under Section 404 of SOX with our annual report on Form 10-K for the year ended December 31, 2006, the preparations for which resulted in significant costs to us, which may continue to be reflected in our costs of operations. In the future, if we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our drug candidates.

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

For example, our potential product for Parkinson’s disease psychosis would compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and with the generic drug clozapine. Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Our potential products for the treatment of sleep maintenance insomnia would compete with Ambien and Ambien CR, marketed by Sanofi-Aventis, Lunesta, marketed by Sepracor, Sonata, marketed by King Pharmaceuticals, Inc., Rozerem, marketed by Takeda Pharmaceuticals North America, Inc., and various benzodiazepines. Ambien is the current market leader with worldwide sales of approximately $2.0 billion in 2005. In the area of neuropathic pain, potential products would compete with Neurontin and Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

Our directors, executive officers and holders of five percent or more of our outstanding common stock and their affiliates beneficially own a substantial portion of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of all of our board members, amendments to our certificate of incorporation, going-private transactions, and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with the company’s interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of our other stockholders.

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Holders of a significant number of shares of our common stock, from investments made when we were a private company, have rights to cause us to file a registration statement on their behalf or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. Following our private financing in April 2005, we filed a registration statement with respect to approximately 6.5 million shares of our common stock that were owned by stockholders, including approximately 1.3 million shares that may be issued upon the exercise of warrants, as required by the terms of that financing. In addition, we included all of the 1.9 million shares of our common stock purchased by Sepracor pursuant to our collaboration in a registration statement that we filed in January

2006. Our stock price may decline as a result of the sale of the shares of our common stock included in these registration statements.

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

Item 1B. Unresolved Staff Comments.

This item is not applicable.

Item 2. Properties.

Our primary facilities consist of approximately 44,000 square feet of leased research and office space located in San Diego, California. On November 1, 2005, we entered into an amendment (the “Amendment”) to the lease covering the primary building for our headquarters and laboratories in San Diego, comprising approximately 29,000 square feet. The Amendment provides for a 7-year term, with options to extend. In December 2005, we extended the lease for another facility in San Diego that covers approximately 8,000 square feet of laboratory, office, and other space (the “Extension”). That Extension is for five years, with an option to extend. The Amendment and the Extension each provide us with a right to terminate early. We have also subleased approximately 18,000 square feet of office space in San Diego through October 2007, and we have rights to extend our occupancy of the building once this sublease ends. We have leased approximately 30,000 square feet of chemistry research and development space in a single facility in Malmö, Sweden. Our Swedish lease commenced in June 2005 and has a ten-year term with a five-year renewal provision. We believe that our existing facilities are adequate for our current needs.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock has been traded on the NASDAQ Global Market under the symbol “ACAD” since May 27, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ Global Market for the periods indicated.

2005	High	Low
First Quarter	$8.40	$6.16
Second Quarter	$9.51	$6.25
Third Quarter	$11.69	$7.85
Fourth Quarter	$11.85	$8.73

2006
First Quarter	$17.94	$9.60
Second Quarter	$16.23	$7.60
Third Quarter	$8.81	$5.07
Fourth Quarter	$10.55	$8.10

As of February 28, 2007, there were approximately 89 stockholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Item 6. Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheet at December 31, 2006 and 2005 and the related consolidated statements of operations for the three years ended December 31, 2006 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Collaborative revenues	$8,133	$10,956	$4,604	$7,378	$6,276

Operating expenses(1):
Research and development	49,398	30,336	23,885	17,402	15,160
General and administrative	11,349	10,205	6,814	3,716	3,742
Provision for loss from (settlement of) litigation	(3,560)	6,221	—	—	—

Total operating expenses	57,187	46,762	30,699	21,118	18,902

Loss from operations	(49,054)	(35,806)	(26,095)	(13,740)	(12,626)
Interest income	4,153	1,851	607	360	420
Interest expense	(198)	(180)	(429)	(712)	(662)

Loss before change in accounting principle	(45,099)	$(34,135)	$(25,917)	$(14,092)	$(12,868)
Cumulative effect of change in accounting principle	51	—	—	—	—

Net loss	$(45,048)	$(34,135)	$(25,917)	$(14,092)	$(12,868)

Net loss available to common stockholders	$(45,048)	$(34,135)	$(17,330)	$(1,813)	$(3,246)

Net loss per common share, basic and diluted	$(1.61)	$(1.55)	$(1.67)	$(1.24)	$(2.24)

Weighted average shares used in computing net loss per common share, basic and diluted(2)	27,923	22,014	10,353	1,459	1,452

Net loss available to participating preferred stockholders	$—	$—	$(8,587)	$(12,279)	$(9,622)

Net loss per participating preferred share, basic and diluted	$—	$—	$(0.87)	$(1.46)	$(2.23)

Weighted average participating preferred shares outstanding, basic and diluted(2)	—	—	9,901	8,412	4,313

(1)	As described in Note 2 of the notes to our consolidated financial statements appearing elsewhere in this report, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.
(2)	Please see Note 2 of the notes to our consolidated financial statements for an explanation of the determination of the number of shares used in computing per share data. All amounts reflect a 1-for-2 reverse stock split effected by us on May 25, 2004.

	At December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, investment securities and restricted cash	$83,255	$55,521	$35,927	$27,214	$12,439
Working capital	65,249	38,424	29,178	20,046	7,098
Total assets	89,544	62,506	40,365	31,693	16,023
Long-term debt, less current portion	1,379	892	1,044	1,624	3,458
Convertible preferred stock	—	—	—	74,514	46,502
Total stockholders’ equity (deficit)	67,159	39,371	30,680	(52,671)	(40,090)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements, which involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, proprietary and external programs, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Forward-looking statements are not guarantees of performance. Actual results or events may differ materially from those anticipated in our forward-looking statements as a result of various factors, including those set forth under the section captioned “Risk Factors” elsewhere in this report. Information in the following discussion for a yearly period means for the year ended December 31 of the indicated year.

Overview

Background

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have five programs in clinical development and several additional programs in preclinical development and discovery stages. In our most advanced proprietary program, we are entering Phase III development with ACP-103 for the treatment of Parkinson’s disease psychosis. We also have three proprietary Phase II-stage clinical programs, including ACP-103 as a co-therapy for schizophrenia, ACP-103 for the treatment of sleep maintenance insomnia, and ACP-104 for the treatment of schizophrenia. We have retained worldwide commercialization rights for all four of these proprietary programs. In addition, we have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan, Inc. All of the drug candidates in our product pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At December 31, 2006, we had an accumulated deficit of $173.5 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan and one with Sepracor. We have also entered into a development agreement with The Stanley Medical Research Institute (“SMRI”) and smaller scale collaboration and license agreements with other parties. As of December 31, 2006, we had received an aggregate of $52.4 million in payments under these agreements, including research funding and related fees and upfront and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements and any additional collaborations, including any upfront payments upon execution of new agreements, research funding throughout the research term of our agreements with these parties, and milestone payments contingent upon achievement of agreed-upon objectives.

Pursuant to the terms of our January 2005 collaboration agreement with Sepracor, we had received $4.6 million in research funding as of December 31, 2006 and we are entitled to receive additional research funding through January 2008. In connection with this collaboration, Sepracor has purchased an aggregate of $20 million of our common stock in two $10 million tranches. In January 2005, Sepracor purchased the first $10 million of our common stock at a 40 percent premium to the 30-day trailing average closing price, resulting in a premium of $3.1 million. In January 2006, Sepracor completed the second $10 million purchase of our common stock at a 25 percent premium to the 30-day trailing average price at that time, resulting in a premium of $1.1 million. We are recognizing the premium from these stock purchases as revenue as the related research activities are performed over the research term. Pursuant to our collaboration with Sepracor, if certain conditions are met, we are also eligible to receive milestone payments as well as royalties on product sales, if any, on products resulting from our muscarinic program.

Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we had received an aggregate of $13.2 million in payments as of December 31, 2006, consisting of upfront fees, and research funding and related fees. This collaboration originally provided for a three-year research term ending in late-March 2006, which was extended by the parties for two additional years through March 2008. While we will receive additional research funding during this extended term, we currently anticipate lower revenues and related research activities under this collaboration during the extension. We may also receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Pursuant to our development agreement with SMRI, we had received an aggregate of $5 million in funding as of December 31, 2006 to support the development of ACP-104. The development term of this agreement will expire in May 2007, unless extended by the parties.

Each of our collaboration agreements is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in the case of one of our agreements with Allergan, if we have a change in control. Upon the conclusion of the research term under each agreement, our collaborator may terminate the agreement by notice.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, laboratory supplies and costs for facilities and equipment. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced clinical and preclinical programs. We are responsible for all costs incurred in the development of both ACP-103 and ACP-104, as well as the costs associated with our other proprietary programs. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in the programs that we are pursuing under our collaboration agreements, including our clinical program for neuropathic pain and our preclinical development program for glaucoma, each of which we are pursuing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that costs associated with external service providers are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Costs of external service providers:
ACP-103	$18,930	$7,301	$4,743
ACP-104	3,722	1,380	1,290
Other	1,529	1,050	770

Subtotal	24,181	9,731	6,803
Internal costs	23,351	19,865	15,747
Stock-based compensation	1,866	740	1,335

Total research and development	$49,398	$30,336	$23,885

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees and costs associated with legal, patents and patent applications for our intellectual property, and accounting services. Costs associated with patents and patent applications for our intellectual property, which totaled $2.5 million in the year ended December 31, 2006, are included in general and administrative expenses. Such costs, which totaled $1.3 million and $904,000 in the years ending December 31, 2005 and 2004, respectively, were previously included in research and development expenses and have been reclassified to general and administrative expenses in our statement of operations to conform to the current year presentation. We anticipate that our general and administrative expenses may increase in future periods as we support the future growth of our business and incur additional professional fees, including costs associated with our intellectual property.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in this report, we believe that the following accounting policies require the application of significant judgments and estimates.

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

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in our trials and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed significantly from the actual costs incurred. However, we expect to expand the level of our clinical trials and related services in the future. As a result, we anticipate that our estimated accruals for clinical services will be more material to our operations in future periods. Subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

Stock-Based Compensation

Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and provided pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards was measured as the excess, if any, of the fair value of our common stock at the date of grant over the amount an employee must pay to acquire the stock. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, using the modified prospective transition method. Under that transition method, compensation cost recognized for the year ended December 31, 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined by using the intrinsic value method under APB Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

Unearned stock-based compensation related to stock options granted prior to December 31, 2003 is reflected as a separate component of stockholders’ equity in our balance sheet. Unearned stock-based compensation represents the difference between the exercise price of grants made to employees and the fair value of our common stock on the date of grant. The balance of unearned stock-based compensation, totaling $368,000 and which related to stock options granted during the period from January 1, 2004 to the closing of our initial public offering on June 2, 2004, was reclassified to additional paid-in capital upon the adoption of SFAS No. 123(R) on January 1, 2006.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net loss for the year ended December 31, 2006 was approximately $2.3 million higher than if we had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net loss for the year ended December 31, 2006 would have been $1.53 per share had we not adopted SFAS No. 123(R), compared to reported basic and diluted net loss of $1.61 per share. The adoption of SFAS No. 123(R) also resulted in a cumulative benefit from accounting change of $51,000 which reflects the net cumulative impact of estimating future forfeitures for options granted subsequent to December 31, 2003 and outstanding at January 1, 2006, rather than recording forfeitures when they occur as previously permitted.

The value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All option expense is amortized over the requisite service period of the awards, which is generally the vesting period. As of December 31, 2006, total unrecognized compensation cost related to stock options and purchase rights was approximately $6.0 million, and the weighted average period over which this cost is expected to be recognized is 2.2 years.

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

Comparison of the Years Ended December 31, 2006 and 2005

Revenues

Revenues decreased to $8.1 million in 2006 from $11.0 million in 2005 primarily due to lower revenues recognized from our collaborations with Allergan. Revenues from our collaboration agreements with Allergan decreased to $2.2 million in 2006 from $5.2 million in 2005 primarily due to lower research funding during the extended term of our March 2003 collaboration. The research term of this collaboration was extended by the parties effective March 2006 for two additional years through March 2008. The remaining revenues during 2006 and 2005 were primarily attributable to revenues earned under our agreements with Sepracor and SMRI. Revenues from our collaboration with Sepracor totaled $3.8 million and $3.6 million in 2006 and 2005, respectively. Revenues from our agreement with SMRI totaled $2.0 million in each of 2006 and 2005.

Research and Development Expenses

Research and development expenses totaled $49.4 million in 2006, including $1.9 million in stock-based compensation, compared to $30.3 million in 2005, including $740,000 in stock-based compensation, primarily due to increased clinical development activity associated with our proprietary clinical programs. Excluding stock-based compensation, the increase in research and development expenses was primarily due to $14.5 million in increased fees paid to external service providers, and increased costs associated with our research and development organization, including $1.8 million in increased salaries and related personnel costs, and $1.6 million in increased facility, equipment and supply costs. External service costs totaled $24.2 million, or 49 percent of our research and development expenses in 2006, compared to $9.7 million, or 32 percent of our research and development expenses in 2005. The increase in stock-based compensation in 2006 in relation to 2005 was primarily attributable to adoption of SFAS 123(R) effective as of January 1, 2006. We expect that our research and development costs will continue to increase in future periods as we continue to pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

General and Administrative Expenses

General and administrative expenses totaled $11.3 million in 2006, including $1.5 million in stock-based compensation, compared to $10.2 million in 2005, including $568,000 in stock-based compensation. Excluding stock-based compensation, general and administrative expenses increased by $199,000 in 2006. This increase was primarily due to $524,000 in increased salaries and related personnel costs, and increased costs associated with patents and patent applications for our intellectual property, partially offset by a decrease in professional fees associated with our Sarbanes-Oxley compliance efforts. The increase in stock-based compensation in 2006 in relation to 2005 was primarily attributable to adoption of SFAS 123(R) effective as of January 1, 2006. We anticipate that our general and administrative expenses may increase in future periods as we support the future growth of our business and incur additional professional fees, including costs associated with our intellectual property.

Provision for Loss From (Settlement of) Litigation

In September 2006, we entered into an agreement to fully settle a civil action inclusive of all fees and costs, for aggregate payments of $5.15 million, of which approximately $2.4 million was covered by our employment practices liability insurance. The settlement of this matter resulted in a gain of $3.6 million in 2006. In 2005 we had recorded a provision for loss from litigation of $6.2 million related to this matter, which amount represented the aggregate amount of damages awarded plus plaintiff’s expenses and accrued interest, net of the remaining proceeds to be received under our employment practices liability insurance policy.

Interest Income

Interest income increased to $4.2 million in 2006 from $1.9 million in 2005. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from sales of our common stock and, to a lesser degree, increased yields on our investment portfolio.

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

Research and Development Expenses

Research and development increased to $30.3 million in 2005, including $740,000 in stock-based compensation, from $23.9 million in 2004, including $1.3 million in stock-based compensation. Excluding stock-based compensation, the increase in research and development expenses was primarily due to increased clinical development expenses associated with our proprietary Phase II programs and expansion of our research and development organization. This increase in expenses in 2005 was due to $2.9 million in increased fees paid to external service providers, and increased costs associated with our internal research and development organization, including $3.0 million in increased salaries and related personnel costs, $556,000 in increased facility and equipment costs, and $560,000 in increased laboratory supply and other costs. External service costs totaled $9.7 million in 2005, or 32 percent of our research and development expenses, compared to $6.8 million in 2004, or 28 percent of our research and development expenses. The decrease in stock-based compensation expense in 2005 relative to 2004 resulted largely from a decrease in the amortization of deferred stock-based compensation associated with employee stock options, which had been recorded under APB Opinion No. 25.

General and Administrative Expenses

General and administrative expenses increased to $10.2 million in 2005, including $568,000 in stock-based compensation, from $6.8 million in 2004, including $1.0 million in stock-based compensation. Excluding stock-based compensation, the increase in general and administrative expenses was primarily due to $2.2 million in increased professional fees, and increased costs associated with expansion of our administrative organization, including $1.1 million in increased salaries and related personnel costs, and $604,000 in increased facility, equipment and other administrative costs. The increase in professional fees in 2005 was primarily due to costs associated with our Sarbanes-Oxley Act compliance efforts and, to a lesser degree, costs related to litigation and costs associated with patents and patent applications for our intellectual property. The decrease in stock-based compensation expense in 2005 relative to 2004 resulted largely from a decrease in the amortization of deferred stock-based compensation associated with employee stock options.

Provision for Loss From Litigation

In connection with a civil action, we recorded a provision for loss from litigation of $6.2 million during 2005, which amount represented the aggregate amount of damages awarded plus plantiff’s expenses and accrued interest, net of expected proceeds under our employment practices liability insurance policy.

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

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of December 31, 2006, we had received $225.7 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $52.4 million in payments from collaboration agreements, $21.7 million in debt financing, and $12.1 million in interest income.

At December 31, 2006, we had approximately $83.3 million in cash, cash equivalents and investment securities compared to $55.5 million at December 31, 2005. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions, and government agencies. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities totaled $41.4 million in 2006 compared to $20.3 million in 2005 and $20.7 million in 2004. This increase was primarily due to an increase in our net loss and changes in operating assets and liabilities, including decreases in accrued loss from litigation and in deferred revenue, which were offset by increases in accrued expenses and accounts payable, and a decrease in prepaid expenses, receivables and other current assets in 2006, relative to 2005. The $8.7 million reduction in the accrued loss from litigation in 2006 was due to the settlement of a civil action. Current deferred revenue decreased $780,000 in 2006 compared to an increase of $2.1 million in 2005. The increase in deferred revenue during 2005 was primarily attributable to payments from our collaboration with Sepracor, including the premium amount resulting from Sepracor’s first purchase of our common stock. The increase in accrued expenses and accounts payable in 2006 was primarily due to increased external service costs related to our clinical trials. We anticipate that payments related to these accrued expenses and accounts payable will result in an increase in our cash used in operating activities during the first quarter of 2007. The decrease in prepaid expenses, receivables and other current assets in 2006 was primarily due to receipt of $2.4 million in proceeds from our insurance policy in connection with the settlement of a civil action.

The decrease in net cash used in operating activities in 2005 relative to 2004, despite the higher net loss in 2005, was primarily due to the $8.7 million accrued loss from litigation as well as increases in accrued expenses and deferred revenue, offset by an increase in prepaid expenses, receivables and other current assets during 2005. The accrued loss from litigation represented an accrual for the aggregate damages awarded in a civil action plus plaintiff’s expenses and accrued interest. The increase in accrued expenses during 2005 was primarily due to the increase in activity with external service providers. The increase in deferred revenue during 2005 was largely attributable to payments from our collaboration with Sepracor. The increase in prepaid expenses, receivables and other current assets in 2005 was primarily due to the $2.4 million in available insurance proceeds in connection with the civil action.

Net cash used in investing activities reflects purchases and maturities of investment securities, the change in restricted cash and our purchases of property and equipment. From inception through December 31, 2006, we had purchased $13.1 million in property and equipment, the majority of which we have funded through equipment financing agreements and other debt facilities. We have revised the classification of the increase in restricted cash of $12.5 million during the year ended December 31, 2005 from financing activities to investing activities in our consolidated statement of cash flows.

Net cash provided by financing activities increased to $70.0 million in 2006 from $40.9 million in 2005 and $30.1 million in 2004. This increase was primarily attributable to increased proceeds from the sale of our equity securities. The net cash provided by financing activities in 2006 was primarily due to $69.4 million in net proceeds received from the sales of our common stock, including $59.4 million received from our follow-on public offering and $8.9 million received from the second purchase of our common stock by Sepracor, which amount did not include the $1.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities. The net cash provided by financing activities in 2005 was primarily due to $41.7 million in net proceeds received from sales of our equity securities, including $34.0 million received from a private placement and $6.9 million from the first purchase of our common stock by Sepracor, which did not include the $3.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities, offset by net repayments of our long-term debt. The net cash provided by financing activities in 2004 was primarily due to net proceeds of approximately $31.1 million raised in our initial public offering, offset by net repayments of our long-term debt.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. In September 2006, we entered into a $2.0 million equipment financing agreement that had $754,000 available to borrow at December 31, 2006. The agreements contain fixed interest rates ranging from 7.93 to 10.41 percent per annum. At December 31, 2006, we had $2.4 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at December 31, 2006.

The following table summarizes our long-term contractual obligations, including interest, at December 31, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$15,309	$2,219	$6,005	$3,514	$3,571
Long-term debt	2,701	1,181	1,520	—	—

Total	$18,010	$3,400	$7,525	$3,514	$3,571

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $14.7 million of future services under these agreements as of December 31, 2006. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

We have also entered into certain other agreements that may require us to make payments in the future and currently cannot forecast with any degree of certainty when or if we will be required to make payments under these agreements. Under our development agreement with SMRI, we have received $5 million in funding to support the further development of ACP-104 as of December 31, 2006. Assuming the successful development and commercialization of this drug candidate, we are required to pay to SMRI royalties on product sales up to a specified level. In October 2006, we provided initial seed funding to help establish Abbey Pharmaceuticals, Inc. and have agreed to increase our investment to an aggregate of $1 million upon Abbey’s satisfaction of certain conditions. In November 2006, we entered into an agreement to license certain intellectual property rights that complement our patent portfolio. Under the terms of this agreement, if certain conditions are met, we are required to make future payments, including milestones, royalties and sublicensing fees for compounds covered by the agreement.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our drug candidates or technology. On December 8, 2006, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission providing for the issuance of up to $100 million of our common stock from time to time in one or more transactions. The shelf registration is intended to provide us with flexibility to take advantage of financing opportunities when and if deemed appropriate by our management. We cannot be certain that funding will be available to us on acceptable terms, or at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts.

To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006 but with earlier adoption encouraged. This FASB interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We are currently evaluating the potential impact of this new interpretation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, financial institutions, and government agencies with contractual maturity dates ranging from less than one year up to three years. We expect that all securities will be settled within one year. If a 10 percent change in interest rates were to have occurred on December 31, 2006, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

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

As of December 31, 2006, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears elsewhere in this report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in the section headed “Proposal 1—Election of Directors” in our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2007 (the “Proxy Statement”) and is incorporated in this report by reference.

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

Item 11. Executive Compensation.

The information required by this Item will be set forth in our Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our Proxy Statement and is incorporated in this report by reference.

Information regarding our equity compensation plans will be set forth in our Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth in our Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report.

1. The following financial statements of ACADIA Pharmaceuticals Inc. and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this report:

Page Number
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2006 and 2005	F-2
Consolidated Statements of Operations for Each of the Three Years Ended December 31, 2006, 2005, and 2004	F-3
Consolidated Statements of Cash Flows for Each of the Three Years Ended December 31, 2006, 2005, and 2004	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for Each of the Three Years Ended December 31, 2006, 2005, and 2004	F-5
Notes to Consolidated Financial Statements	F-6

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

Date: March 9, 2007

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

Signature	Title	Date

/S/ ULI HACKSELL Uli Hacksell	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2007

/S/ THOMAS H. AASEN Thomas H. Aasen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2007

/S/ LESLIE IVERSEN Leslie Iversen	Chairman of the Board	March 9, 2007

/S/ GORDON BINDER Gordon Binder	Director	March 9, 2007

/S/ MICHAEL BORER Michael Borer	Director	March 9, 2007

/S/ MARY ANN GRAY Mary Ann Gray	Director	March 9, 2007

/S/ LESTER KAPLAN Lester Kaplan	Director	March 9, 2007

/S/ TORSTEN RASMUSSEN Torsten Rasmussen	Director	March 9, 2007

/S/ ALAN WALTON Alan Walton	Director	March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

We have completed integrated audits of ACADIA Pharmaceuticals Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ACADIA Pharmaceuticals Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Diego, California

March 7, 2007

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$15,480	$9,796
Investment securities, available-for-sale	67,775	33,205
Restricted cash	—	12,520
Prepaid expenses, receivables and other current assets	2,528	4,604

Total current assets	85,783	60,125
Property and equipment, net	3,505	2,283
Other assets	256	98

Total assets	$89,544	$62,506

Liabilities and stockholders’ equity
Accounts payable	$3,387	$2,073
Accrued expenses	13,485	6,582
Accrued loss from litigation	—	8,710
Current portion of deferred revenue	2,666	3,446
Current portion of long-term debt	996	890

Total current liabilities	20,534	21,701

Other long-term liabilities	472	542
Long-term debt, less current portion	1,379	892

Total liabilities	22,385	23,135

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2006 and 2005; no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at December 31, 2006 and 2005; 29,940,477 shares and 23,517,876 shares issued and outstanding at December 31, 2006 and 2005, respectively	3	2
Additional paid-in capital	240,446	168,426
Accumulated deficit	(173,466)	(128,418)
Unearned stock-based compensation	(64)	(773)
Accumulated other comprehensive income	240	134

Total stockholders’ equity	67,159	39,371

	$89,544	$62,506

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues
Collaborative revenues	$8,133	$10,956	$4,604

Operating expenses
Research and development (includes stock-based compensation of $1,866, $740 and $1,335, respectively)	49,398	30,336	23,885
General and administrative (includes stock-based compensation of $1,512, $568 and $1,021, respectively)	11,349	10,205	6,814
Provision for loss from (settlement of) litigation	(3,560)	6,221	—

Total operating expenses	57,187	46,762	30,699

Loss from operations	(49,054)	(35,806)	(26,095)
Interest income	4,153	1,851	607
Interest expense	(198)	(180)	(429)

Loss before change in accounting principle	(45,099)	(34,135)	(25,917)
Cumulative effect of change in accounting principle	51	—	—

Net loss	$(45,048)	$(34,135)	$(25,917)
Participation of preferred stock	—	—	(8,587)

Net loss available to common stockholders	$(45,048)	$(34,135)	$(17,330)

Net loss per common share, basic and diluted
Before change in accounting principle	$(1.61)	$(1.55)	$(1.67)
Cumulative effect of change in accounting principle	—	—	—

Net loss per common share, basic and diluted	$(1.61)	$(1.55)	$(1.67)

Weighted average common shares outstanding, basic and diluted	27,923	22,014	10,353

Net loss available to participating preferred stockholders	$—	$—	$(8,587)

Net loss per participating preferred share, basic and diluted	$—	$—	$(0.87)

Weighted average participating preferred shares outstanding, basic and diluted	—	—	9,901

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(45,048)	$(34,135)	$(25,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	852	1,026	1,306
Stock-based compensation	3,378	1,308	2,356
Amortization of investment premium/discount	(998)	—	—
Other	(176)	152	7
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	2,075	(2,713)	(601)
Other assets	(158)	(98)	107
Accounts payable	1,314	(80)	578
Accrued expenses	6,902	2,901	1,471
Accrued loss from litigation	(8,710)	8,710	—
Deferred revenue	(780)	2,125	—
Other long-term liabilities	(69)	542	—

Net cash used in operating activities	(41,418)	(20,262)	(20,693)

Cash flows from investing activities
Purchases of investment securities	(116,596)	(54,523)	(36,646)
Maturities of investment securities	83,166	48,893	29,853
Decrease (increase) in restricted cash	12,520	(12,520)	—
Purchases of property and equipment	(2,026)	(1,022)	(585)

Net cash used in investing activities	(22,936)	(19,172)	(7,378)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	69,403	41,670	31,501
Proceeds from issuance of long-term debt	1,626	782	1,952
Repayments of long-term debt	(1,033)	(1,562)	(3,347)

Net cash provided by financing activities	69,996	40,890	30,106

Effect of exchange rate changes on cash	42	38	(41)

Net increase in cash and cash equivalents	5,684	1,494	1,994
Cash and cash equivalents
Beginning of year	9,796	8,302	6,308

End of year	$15,480	$9,796	$8,302

Supplemental schedule of cash flow information
Interest paid	$169	$181	$357
Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities, net of tax	131	(50)	(74)
Property acquired under capital leases	—	31	—
Conversion of debt to common stock	—	—	1,007
Conversion of preferred stock to common stock upon initial public offering	—	—	74,514

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Stock-Based Compensation	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balances at December 31, 2003	9,900,913	$74,514	1,462,062	$—	$18,194	$(68,366)	$(2,923)	$424	$(52,671)
Issuance of common stock in initial public offering, net of issuance costs	—	—	5,000,000	—	31,088	—	—	—	31,088
Conversion of preferred stock to common stock	(9,900,913)	(74,514)	9,900,913	1	74,513	—	—	—	74,514
Issuance of common stock from conversion of debt	—	—	143,914	—	1,007	—	—	—	1,007
Issuance of common stock from exercise of stock options	—	—	397,569	—	306	—	—	—	306
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	18,392	—	107	—	—	—	107
Net loss	—	—	—	—	—	(25,917)	—	—	(25,917)	$(25,917)
Noncash compensation related to stock options granted	—	—	—	—	1,540	—	815	—	2,355
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	—	(74)	(74)	(74)
Cumulative translation adjustment	—	—	—	—	—	—	—	(36)	(36)	(36)

Balances at December 31, 2004	—	$—	16,922,850	$1	$126,755	$(94,283)	$(2,108)	$314	$30,679	$(26,027)

Issuance of common stock to collaborator, net of issuance costs	—	—	1,077,029	—	6,864	—	—	—	6,864
Issuance of common stock and warrants, net of issuance costs	—	—	5,277,621	1	34,053	—	—	—	34,054
Issuance of common stock from exercise of stock options	—	—	216,985	—	490	—	—	—	490
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	44,642	—	262	—	—	—	262
Repurchase of restricted common stock			(21,251)	—	—				—
Net loss	—	—	—	—	—	(34,135)	—	—	(34,135)	$(34,135)
Noncash compensation related to stock options granted	—	—	—	—	2	—	1,335	—	1,337
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	—	(50)	(50)	(50)
Cumulative translation adjustment	—	—	—	—	—	—	—	(130)	(130)	(130)

Balances at December 31, 2005	—	$—	23,517,876	$2	$168,426	$(128,418)	$(773)	$134	$39,371	$(34,315)

Issuance of common stock to collaborator, net of issuance costs	—	—	813,393	—	8,930	—	—	—	8,930
Issuance of common stock, net of issuance costs	—	—	5,285,806	1	59,385	—	—	—	59,386
Issuance of common stock from exercise of stock options	—	—	258,860	—	675	—	—	—	675
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	64,542	—	412	—	—	—	412
Net loss	—	—	—	—	—	(45,048)	—	—	(45,048)	$(45,048)
Noncash compensation related to stock options granted	—	—	—	—	2,986	—	341	—	3,327
Reclassification of unearned stock-based compensation to additional paid-in capital upon adoption of SFAS No. 123(R)	—	—	—	—	(368)	—	368	—	—
Unrealized gain (loss) on investment securities	—	—	—	—	—	—	—	131	131	131
Cumulative translation adjustment	—	—	—	—	—	—	—	(25)	(25)	(25)

Balances at December 31, 2006	—	$—	29,940,477	$3	$240,446	$(173,466)	$(64)	$240	$67,159	$(44,942)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

ACADIA Pharmaceuticals Inc. (the “Company”) was originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. The Company reincorporated in Delaware in 1997. ACADIA is focused on the discovery and development of small molecule drugs for the treatment of central nervous system disorders. The Company maintains two wholly owned subsidiaries: ACADIA Pharmaceuticals AB based in Malmö, Sweden and ACADIA Pharmaceuticals A/S based in Denmark.

The Company has not been profitable and has generated substantial operating losses since its inception. The Company’s operations are subject to certain risks and uncertainties, including those associated with its history of operating losses and risk of continued losses, early stage of development, dependence on the outcome of clinical trials, and dependence on regulatory approvals to sell products. At December 31, 2006, the Company’s accumulated losses were approximately $173.5 million. The Company expects to increase its operating expenses over the next several years as it expands its research and development activities. The Company will require additional financing in the future to fund its operations. The Company does not know whether additional financing will be available when needed or, if available, whether it will be available on favorable terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of opportunities, develop drug candidates and technologies or otherwise respond to competitive pressures could be significantly limited.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these financial statements are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date at the date of purchase of three months or less to be cash equivalents. The Company has revised the classification of the increase in restricted cash of $12.5 million during the year ended December 31, 2005 from financing activities to investing activities in its consolidated statement of cash flows.

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

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts payable and accrued expenses included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for investment securities, which are separately disclosed

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elsewhere, are based on quoted market prices for the instruments. Based on borrowing rates currently available to the Company, the carrying value of the long-term debt approximates fair value.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives (generally three to ten years) using the straight line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight line method. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized. During the years ended December 31, 2006 and 2005, losses of $34,000 and $152,000, respectively, were recorded on the disposal of property and equipment.

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

Research and Development Expenses

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, costs associated with services provided by contract organizations for

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preclinical development, manufacturing of clinical materials and clinical trials. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or services provided and the invoices received from its external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known, the Company adjusts its accruals. Certain research and development projects are funded under agreements with collaboration partners, and the costs related to these activities are included in research and development expenses. Costs associated with patents and patent applications for the Company’s intellectual property, which totaled $2.5 million in the year ended December 31, 2006, are included in general and administrative expenses. Such costs, which totaled $1.3 million and $904,000 in the years ending December 31, 2005 and 2004, respectively, were previously included in research and development expenses and have been reclassified to general and administrative expenses in the Company’s statement of operations to conform to the current year presentation.

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

During the years ended December 31, 2006, 2005, and 2004, revenue from two customers comprised 74 percent, 81 percent, and 100 percent of total revenues, respectively, of which 27 percent, 48 percent, and 98 percent, respectively, were from Allergan, Inc. Revenue from Sepracor Inc. comprised 47 percent and 33 percent of total revenues for the years ended December 31, 2006 and 2005, respectively.

Foreign Currency Translation

The functional currencies of ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S are the local currencies. Accordingly, assets and liabilities of these entities are translated at the current exchange rate at the balance sheet date and historical rates for equity. Revenue and expense components are translated at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of stockholders’ equity. At December 31, 2006 and 2005, the balance within accumulated other comprehensive (loss) income from foreign currency translation was $225,000 and $250,000, respectively. Foreign currency transaction gains and losses are included in the results of operations and, to date, have not been significant.

Stock-Based Compensation

Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and provided pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, using the modified prospective transition method. Under this transition

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

method, compensation cost recognized for the year ended December 31, 2006 included (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined using the intrinsic value method under APB Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for the years ended December 31, 2005 and 2004 have not been restated.

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

As a result of adopting SFAS No. 123(R), the Company’s net loss for the year ended December 31, 2006 was approximately $2.3 million higher than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted net loss for the year ended December 31, 2006 would have been $1.53 per share had the Company not adopted SFAS No. 123(R), compared to reported basic and diluted net loss for the year of $1.61 per share. The adoption of SFAS No. 123(R) also resulted in a cumulative benefit from accounting change of $51,000 which reflects the net cumulative impact of estimating future forfeitures for options granted subsequent to December 31, 2003 and outstanding at January 1, 2006, rather than recording forfeitures when they occur as previously permitted.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP No. 123(R)-3”). The Company has elected to adopt the alternative transition method provided in FSP No. 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital, or APIC, pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

The value of each employee stock option and employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All option expense is amortized over the requisite service period of the awards, which are generally the vesting periods. The following assumptions were used to estimate the fair value of employee stock options:

	Years Ended December 31,
	2006	2005	2004
Expected volatility	64-65%	65-70%	70%
Risk-free interest rate	5%	4%	3%
Expected forfeiture rate	6-7%	0%	0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life of options in years	5.3-5.4	5.0-5.3	5.0

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following assumptions were used to estimate fair value for the offerings that commenced during 2006 under the employee stock purchase plan: expected volatility of 51 to 64 percent; risk-free interest rate of 5 percent; dividend yield of 0.0 percent; and expected life in years of 0.5 to 2.0.

The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods on an accelerated basis. The following assumptions were used for the employee stock purchase plan: dividend yield of 0.0 percent; volatility of 50.0 percent; risk-free interest rate of 3.0 to 4.2 percent; and expected life in years of 0.5.

	Years Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net loss, as reported	$(34,135)	$(25,917)
Add: Total stock-based employee compensation costs included in the determination of net loss	1,041	2,306
Deduct: Total stock-based employee compensation costs that would have been included in net loss if the fair value method had been applied	(2,873)	(2,674)

Pro forma net loss	$(35,967)	$(26,285)
Participation of preferred stock	—	(8,641)

Pro forma net loss available to common stockholders	$(35,967)	$(17,644)

Actual net loss per common share, basic and diluted	$(1.55)	$(1.67)
Pro forma net loss per common share, basic and diluted	$(1.63)	$(1.70)
Pro forma net loss available to participating preferred stockholders	$—	$(8,641)

Actual net loss per participating preferred share, basic and diluted	$—	$(0.87)
Pro forma net loss per participating preferred share, basic and diluted	$—	$(0.87)

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accordingly, in addition to reporting net income (loss) under the current rules, the Company is required to display the impact of any fluctuations in its foreign currency translation adjustments and any unrealized gains or losses on its investment securities as components of comprehensive income (loss) and to display an amount representing total comprehensive income (loss) for each period.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include potential dilutive common shares that were outstanding during the period. The effect of outstanding stock options and warrants is reflected, when dilutive, in diluted earnings per common share by application of the treasury stock method. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented. Shares used in calculating basic and diluted net loss per common share above exclude these potential common shares (in thousands):

	Years Ended December 31,
	2006	2005	2004
Antidilutive options to purchase common stock	2,713	2,107	1,756
Antidilutive warrants to purchase common stock	1,393	1,064	74
Restricted vesting common stock	34	95	171

	4,140	3,266	2,001

Prior to the closing of the Company’s initial public offering in 2004, the Company computed its net income (loss) per share using the two-class method; therefore, the Company’s income (loss) was allocated between the common stockholders and the preferred stockholders based on their respective rights to share in dividends. For the year ended December 31, 2004, the method by which the Company allocated net income (loss) to the preferred stock was based on the number of preferred shares outstanding compared to the total combined preferred and common shares outstanding as of the date of the completion of the initial public offering on June 2, 2004. The remaining net income (loss) was allocated to common stockholders. Upon the closing of the Company’s initial public offering, all outstanding preferred stock was reclassified or converted into common stock. The basic and diluted net loss per common share amounts for the year ended December 31, 2004 presented in the consolidated statements of operations include the effect, on a weighted average basis, of the 5.0 million shares of common stock issued in the Company’s initial public offering and the approximately 9.9 million shares of common stock issued upon conversion or reclassification of the Company’s preferred stock in conjunction with the closing of the initial public offering.

Segment Reporting

Management has determined that the Company operates in one business segment. All revenues for the years ended December 31, 2006 and 2005 were generated in the United States. Information regarding long-lived assets by geographic area is as follows:

	December 31,
	2006	2005
	(in thousands)
United States	$2,347	$1,285
Europe	1,158	998

	$3,505	$2,283

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

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

3. Investment Securities

Securities available-for-sale consists of the following (in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Corporate debt securities	$52,821	$24	$52,845
Asset-backed securities	14,929	1	14,930

	$67,750	$25	$67,775

	December 31, 2005
	Amortized Cost	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$33,321	$(116)	$33,205

	$33,321	$(116)	$33,205

No gains or losses were realized during the years ended December 31, 2006 and 2005. As of December 31, 2006, all corporate debt securities had contractual maturity dates of less than one year. Asset-backed securities with estimated fair values at December 31, 2006 of $6.7 million and $8.2 million had contractual maturity dates of two and three years, respectively. Actual maturities for asset-backed securities may differ from the contractual maturities because they may be settled at an earlier date. The Company expects that all securities will be settled within one year.

4. Balance Sheet Components

Property and equipment, net, consist of:

	Estimated Useful Lives (Years)	December 31,
		2006	2005
		(in thousands)
Machinery and equipment	5-7	$5,579	$4,273
Computers and software	3	1,648	1,157
Furniture and fixtures	3–10	261	209
Leasehold improvements	6–10	1,062	973

		8,550	6,612
Accumulated depreciation and amortization		(5,045)	(4,329)

		$3,505	$2,283

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization of property and equipment was $852,000, $1.0 million, and $1.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Accrued expenses consist of:

	December 31,
	2006	2005
	(in thousands)
Accrued clinical and research services	$9,768	$3,397
Accrued compensation and benefits	2,649	1,802
Accrued professional fees	507	1,181
Other	561	202

	$13,485	$6,582

5. Long-Term Debt

The Company has entered into equipment financing agreements that were used to finance capital expenditures. These agreements provide for equal monthly installments to be paid over a three to four year period, with interest at rates ranging from 7.93 percent to 10.41 percent per annum. At December 31, 2006 and 2005, the Company had $2.4 million and $1.8 million, respectively, in outstanding borrowings under these agreements. At December 31, 2006, the Company had $754,000 available for borrowing under its current equipment financing agreement. Outstanding borrowings under these agreements are collateralized by the related equipment. The Company was in compliance with financial covenants and conditions required at each of December 31, 2006 and 2005.

At December 31, 2006, future payments under the Company’s long-term debt are as follows (in thousands):

Year Ending
2007	$996
2008	761
2009	486
2010	132

2,375
Less: Current portion	(996)

Long-term portion	$1,379

6. Collaborative Research and Licensing Agreements

On January 10, 2005, the Company entered into a collaboration agreement with Sepracor for the development of new drug candidates targeted toward the treatment of central nervous system disorders. Under the agreement, the parties are investigating potential clinical candidates resulting from the Company’s preclinical muscarinic program. The Company is entitled to receive research funding from Sepracor over the three-year research term of the collaboration and, if certain conditions are met, is eligible to receive additional license and milestone payments as well as royalties on future product sales worldwide, if any.

In connection with the collaboration, Sepracor has purchased 1,890,422 shares of the Company’s common stock for an aggregate of $20 million in two $10 million tranches. In January 2005, Sepracor purchased

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1,077,029 shares at a price per share of approximately $9.28, which represented a 40 percent premium to the 30-day trailing average closing price of the Company’s common stock on the date of the agreement. The Company recorded the aggregate premium of $3.1 million, which was computed based on the excess of the purchase price over the closing price of the Company’s common stock on January 10, 2005, as deferred revenue and the remaining balance of $6.9 million as stockholders’ equity. In January 2006, Sepracor purchased an additional 813,393 shares at a price per share of approximately $12.29, which represented a 25 percent premium to the 30-day trailing average closing price at the one-year anniversary of the agreement. The Company recorded the aggregate premium amount of $1.1 million, which was computed based on the excess of the purchase price over the closing price of the Company’s common stock on January 10, 2006, as deferred revenue and the remaining purchase amount of $8.9 million as stockholders’ equity. The deferred revenue is being recognized as revenue as the related research activities are performed over the research term. Pursuant to the terms of the collaboration agreement, the Company had received $4.6 million in research funding as of December 31, 2006 and is entitled to receive additional research funding through January 2008. During the years ended December 31, 2006 and 2005, revenue of $3.8 and $3.6 million was recognized under the collaboration, respectively.

In March 2003, the Company entered into a collaboration agreement with Allergan to discover, develop and commercialize new therapeutics for ophthalmic and other indications. The agreement originally provided for a three-year research term ending in late-March 2006. In February 2006, the parties amended the agreement to extend the research term for two additional years through March 2008. During the extended research term, the parties will focus joint research efforts in the area of pain. In addition, the parties may elect to pursue additional discovery activities in ophthalmic or other indications. During the extended research term, Allergan could exclusively license chemistry and related assets for up to three drug targets. As of December 31, 2006, the Company had received an aggregate of $13.2 million under the agreement, consisting of an upfront payment, research funding and related fees. The Company will receive additional research funding during the extended research term. The Company may also receive license fees and milestone payments as well as royalties on future product sales worldwide, if any. Revenue recognized under this agreement during the years ended December 31, 2006, 2005, and 2004 totaled $2.0 million, $4.2 million, and $3.9 million, respectively.

In July 1999, the Company entered into a collaboration agreement with Allergan to discover, develop and commercialize drugs for glaucoma based on the Company’s compounds. Under the agreement, the Company provided its drug discovery expertise to enable the selection by Allergan of a drug candidate for development and commercialization. Allergan was granted worldwide rights to products based on this compound for the treatment of ocular disease. As of December 31, 2006, the Company had received an aggregate of $8.8 million in payments under the agreement, consisting of upfront fees, research funding, and milestone payments. In addition, the Company is eligible to receive additional milestone payments as well as royalties on future product sales worldwide, if any. Revenue recognized under this agreement during the years ended December 31, 2006 and 2004 totaled $179,000 and $165,000, respectively. The Company recognized no revenue under this agreement during the year ended December 31, 2005.

In September 1997, the Company entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for neuropathic pain and ophthalmic indications. This agreement was subsequently amended in conjunction with the execution of the March 2003 collaboration agreement and provides for the continued development of drug candidates for one target area. Pursuant to the 1997 agreement, the Company granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. In exchange, the Company received an aggregate of $10.5 million in research funding and milestone payments through December 31, 2006. The Company is also eligible to receive additional milestone payments as well as royalties on future worldwide sales of products, if any. Revenue recognized under this

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement totaled $1.0 million and $500,000 during the years ended December 31, 2005 and 2004, respectively. The Company recognized no revenue under this agreement during the year ended December 31, 2006. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in the Company.

In May 2004, the Company entered into a development agreement with The Stanley Medical Research Institute, or SMRI. The development term is for three years and may be extended for additional one-year periods by written agreement of the parties. Under this agreement, the Company received an aggregate of $5 million in funding to support the further development of one of the Company’s drug candidates for the treatment of schizophrenia. Assuming the successful development and commercialization of this drug candidate, the Company is required to pay to SMRI royalties on product sales up to a specified level. SMRI may terminate this agreement in selected instances, including if the Company enters into a strategic alliance covering the drug candidate or does not reasonably progress its development. Upon signing this agreement, the Company also received $1 million from SMRI in exchange for a convertible promissory note issued to SMRI bearing interest at 9 percent per annum (the “SMRI Note”). Upon the closing of the Company’s initial public offering on June 2, 2004, the SMRI Note and accrued interest automatically converted into 143,914 shares of the Company’s common stock at the initial public offering price of $7.00 per share. Revenue recognized under this agreement totaled $2 million during each of the years ended December 31, 2006 and 2005. The Company recognized no revenue under this agreement during the year ended December 31, 2004.

In October 2006, the Company entered into an agreement to provide initial seed funding to help establish Abbey Pharmaceuticals, Inc. (“Abbey”), a startup biotechnology company focused on medications for substance abuse. Abbey is led by Mark R. Brann, the Company’s former President, Chief Scientific Officer and Director. The Company has agreed to increase its investment in Abbey to an aggregate of $1 million upon Abbey’s satisfaction of certain conditions, including completion of an external equity financing. Once Abbey has obtained equity financing, the Company may collaborate with Abbey in the field of substance abuse. The Company has concluded that Abbey initially represents a variable interest entity and thus, under the guidance of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No.51, it has included the accounts of Abbey in the accompanying consolidated financial statements.

In November 2006, the Company entered into an agreement to license certain intellectual property rights that complement its patent portfolio. Under the terms of the agreement, in January 2007 the Company made an initial payment of $250,000. If certain conditions specified in the agreement are met, the Company is required to make additional payments, including milestones, royalties and sublicensing fees for compounds covered by this agreement.

7. Stockholders’ Equity

Public Offering

In May 2006, the Company raised net proceeds of $59.4 million from the sale of 5,285,806 shares of its common stock in a public offering, including 338,577 shares sold pursuant to an exercise of the underwriters’ over-allotment option.

Private Placement

On April 20, 2005, the Company completed a private placement in which it raised net proceeds of $34.1 million through the sale, at a price of $6.82125 per share, of 5,277,621 shares of its common stock and warrants to purchase 1,319,402 shares of its common stock. The warrants have an exercise price of $8.148 per

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share, became exercisable on October 17, 2005, and will expire on April 19, 2010, unless earlier terminated. In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the allocated fair value of the warrants at the issuance date of $4.5 million has been included as permanent equity. The fair value was determined at the date of issuance using the Black-Scholes model.

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

Warrants

In connection with the private placement completed in April 2005, the Company issued warrants to purchase an aggregate of 1,319,402 shares of its common stock. The Company also had warrants outstanding at December 31, 2006 to purchase an additional 74,073 shares of its common stock that were issued in connection with a secured promissory note in 2002. Each of the warrants issued in connection with the promissory note has an exercise price of $8.10 per share and expire in May 2012.

Stock Option Plans

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) became effective upon the closing of the initial public offering on June 2, 2004. The 2004 Plan permits the grant of options to directors, officers, other employees, and consultants. In addition, the 2004 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2004 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is ten years. Options granted under the 2004 Plan generally vest over a four-year period. At December 31, 2006, 2,218,699 shares of common stock were authorized for issuance under the 2004 Plan, which included the shares that remained eligible for grant under the Company’s 1997 stock option plan (the “1997 Plan”) at June 2, 2004. The 2004 Plan share reserve has been and may be increased by the number of shares that would have reverted to the 1997 Plan reserve after June 2, 2004. The 2004 Plan also includes an “evergreen” provision, which provides for automatic increases to the number of shares included in the share reserve in connection with each annual meeting of stockholders for a period of five years, which period began with the meeting in 2005. At December 31, 2006, there were 547,573 shares of common stock available for new grants under the 2004 Plan.

The 1997 Plan provided for the grant of incentive stock options and nonqualified stock options to employees, officers, directors, consultants and advisors of the Company. The exercise price of each option grant was set at the fair market value for the Company’s common stock as determined by the Company’s Board of Directors and each option’s maximum term was ten years. Options granted under the 1997 Plan generally vest over a four-year period. The 1997 Plan permitted grants to certain employees allowing those employees to early exercise their options for restricted shares of the Company’s common stock that were subject to the original vesting terms of the option. Restricted shares are generally subject to a repurchase option in favor of the Company that is exercisable upon termination of the continuous service of the optionee at an amount per share equal to the purchase price of the restricted shares. During the year ended

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 43,273 restricted common shares with an aggregate intrinsic value of $440,000 vested, leaving 16,101 restricted shares with an aggregate intrinsic value of $124,000 outstanding and subject to repurchase at period end. Upon the closing of the Company’s initial public offering, all shares that remained eligible for grant under the 1997 Plan were transferred to the 2004 Plan.

Stock option transactions under the 1997 Plan and 2004 Plan during the years ended December 31, 2006, 2005, and 2004 are presented below:

	Number of Shares	Weighted- Average Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2003	1,854,088	$1.95
Granted	361,873	$4.15
Exercised	(397,569)	$1.17
Canceled/forfeited	(44,517)	$3.70

Outstanding at December 31, 2004	1,773,875	$2.52
Granted	716,196	$8.17
Exercised	(216,985)	$1.94
Canceled/forfeited	(34,439)	$5.58

Outstanding at December 31, 2005	2,238,647	$4.34
Granted	913,564	$11.19
Exercised	(258,861)	$2.42
Canceled/forfeited	(72,961)	$8.51

Outstanding at December 31, 2006	2,820,389	$6.62	7.3	$8,655

Vested and expected to vest at December 31, 2006	2,695,177	$6.46	7.2	$8,557

Exercisable at December 31, 2006	1,581,353	$4.10	6.2	$7,624

At December 31, 2006, 2005, and 2004, there were 1,581,353, 1,411,019, and 1,421,514 options exercisable, respectively. Were these options to have been exercised, 145,631, 350,999, and 473,530 shares would have been restricted shares and subject to repurchase by the Company at December 31, 2006, 2005, and 2004, respectively.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $8.79 closing price of the Company’s common stock on December 31, 2006. The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was approximately $2.0 million, $1.4 million, and $233,000, respectively, determined as of the date of exercise. The Company received approximately $627,000 in cash from options exercised during the year ended December 31, 2006. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net loss position, no tax benefits have been recognized in the cash flow statement.

The weighted average fair value of options granted during the years ended December 31, 2006, 2005, and 2004 was approximately $6.84, $4.95, and $7.34, respectively. As of December 31, 2006, total unrecognized

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation cost related to stock options and purchase rights was approximately $6.0 million, and the weighted average period over which this cost is expected to be recognized is 2.2 years.

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.02–$ 1.20	566,607	6.4	$1.08	522,905	$1.08
$ 1.50–$ 4.00	454,211	4.6	$2.24	450,086	$2.24
$ 5.49–$ 6.95	472,601	7.8	$6.63	231,269	$6.60
$ 7.01–$ 9.10	584,920	8.2	$8.35	281,698	$8.37
$ 9.15–$12.02	445,000	8.5	$10.25	95,395	$10.84
$13.05–$16.34	297,050	9.1	$15.08	—	$—

	2,820,389			1,581,353

Stock-based awards issued to non-employees are accounted for using a fair value method and are remeasured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2006: dividend yield of 0 percent; volatility of 72 to 74 percent; risk free interest rate of 5 percent and remaining contractual life of 7 to 10 years. For the year ended December 31, 2005 the following assumptions were used: dividend yield of 0 percent; volatility of 65 percent; risk free interest rate of 4 percent; and remaining contractual life of 7 to 10 years. For the year ended December 31. 2004, the following assumptions were used: dividend yield of 0 percent; volatility of 100 percent; risk free interest rate of 4 percent and remaining contractual life of 7 to 10 years. During the years ended December 31, 2006, 2005, and 2004, in connection with the grant of stock options to non-employees, the Company recorded expense of $740,000, $267,000, and $50,000, respectively.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the Company’s initial public offering. The Purchase Plan includes an “evergreen” provision providing that an additional number of shares will automatically be added to the shares authorized for issuance at each annual meeting of stockholders for a period of ten years, which began with the meeting in 2005. A total of 425,000 shares of common stock have been reserved for issuance under the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2006, 2005 and 2004, 64,542, 44,642 and 18,392 shares of common stock were issued at average prices of $6.38, $5.88 and $5.80 under the Purchase Plan, respectively. The weighted average fair value of purchase rights granted during the years ended December 31, 2006, 2005 and 2004 was $3.78, $2.04 and $2.01, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company recorded cash received from the exercise of purchase rights of $412,000, $262,000 and $107,000, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved For Future Issuance

At December 31, 2006, 2,820,389 and 1,393,475 shares of common stock were reserved for issuance upon the exercise of stock options and warrants, respectively.

8. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation. The Company’s total contributions to the 401(k) Plan were $372,000, $290,000 and $220,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

9. Income Taxes

At December 31, 2006, the Company had both federal and state net operating loss carryforwards of approximately $149.4 and $97.9 million, respectively, which will begin to expire in 2012 and 2007, respectively. The Company has $3.0 million of federal research and development credit carryforwards that will begin to expire in 2012. In addition, the Company has $2.7 million of state research and development credit carryforwards that have no expiration date. The Company also has foreign net operating loss carryforwards of approximately $3.9 million that have no expiration date. In certain circumstances, as specified in the Code, an ownership change of 50 percent or more by certain combinations of the Company’s stockholders during any three-year period could result in an annual limitation on the Company’s ability to utilize portions of the domestic net operating loss and research and development credit carryforwards, which may result in a material impact on balances available.

Approximately $619,000 of the net operating loss carryforwards relates to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in capital if and when realized.

The components of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2006	2005
Net operating loss carryforwards	$57,361	$36,204
Research and development credit carryforwards	4,747	3,344
Accrued loss from litigation	—	2,478
Capitalized research and development	2,596	3,003
Deferred revenue	551	1,431
Purchased intellectual property	878	966
Property and equipment	189	309
Stock-based compensation	1,376	596
Other	544	548

	68,242	48,879
Valuation allowance	(67,904)	(48,879)
Deferred tax liabilities	(338)	—

	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation allowance increased by approximately $19.0 million in 2006 primarily due to net operating loss carryforwards. The valuation allowance was $35.8 million and $25.3 million as of December 31, 2004 and 2003, respectively.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	2006	2005	2004
Amounts computed at statutory federal rate	$(15,294)	$(11,606)	$(8,811)
Permanent differences	716	414	534
Federal research and development credits	(1,403)	(377)	(430)
Change in valuation allowance	19,025	13,075	10,562
State taxes	(2,476)	(2,116)	(1,724)
Foreign taxes	(16)	386	(9)
Other	(646)	224	(122)

	$(94)	$—	$—

The net income tax benefits for the year ended December 31, 2006 are recorded in the Company’s statement of operations in general and administrative expenses.

10. Commitments and Contingencies

On September 1, 2006, the Company entered into a settlement agreement related to a civil action filed by a former employee. To fully settle the litigation inclusive of all fees and costs, the Company made aggregate payments of $5.15 million, of which approximately $2.4 million was covered by the Company’s employment practices liability insurance, resulting in a gain of approximately $3.6 million during the year ended December 31, 2006. The Company had recorded a charge for loss from litigation of $6.2 million during the year ended December 31, 2005, which amount represented the aggregate amount awarded for damages and plaintiff’s expenses, net of the remaining proceeds to be received under its employment practices liability insurance policy. The restriction that had been placed on $12.5 million of the Company’s cash balance was removed in connection with the settlement of this matter.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future noncancelable minimum payment obligations under operating lease arrangements are as follows at December 31, 2006 (in thousands):

Years Ending
2007	$2,219
2008	1,985
2009	2,004
2010	2,016
2011	1,833
Thereafter	5,252

$15,309

Rent expense was $2.2 million, $1.9 million and $1.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. Facility operating leases contain escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term. The difference between rent expense recorded and amounts paid under lease agreements is recorded as deferred rent and included in other long-term liabilities in the accompanying consolidated balance sheet.

The Company has also entered into agreements with contract research organizations and other external service providers for services in connection with the development of its drug candidates. The Company was contractually obligated for up to approximately $14.7 million of future services under these agreements as of December 31, 2006. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

11. Selected Quarterly Financial Data (Unaudited)

2006	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$2,537	$1,881	$1,943	$1,772
Loss before change in accounting principle	$(9,518)	$(11,867)	$(11,263)	$(12,451)
Net loss	$(9,467)	$(11,867)	$(11,263)	$(12,451)
Net loss per common share, basic and diluted	$(0.39)	$(0.43)	$(0.38)	$(0.42)

2005	March 31,	June 30,	September 30,	December 31,
Revenues	$2,325	$2,515	$3,673	$2,443
Net loss	$(5,589)	$(6,037)	$(12,306)	$(10,203)
Net loss per common share, basic and diluted	$(0.31)	$(0.26)	$(0.53)	$(0.44)

Revenues, loss before change in accounting principle, and net loss are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported. Net loss per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per common share amounts may not equal the annual amounts reported. As disclosed in Note 2, the Company adopted the provisions of SFAS No. 123 (R), effective January 1, 2006.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (incorporated by reference to Exhibit 4.3 to Registration Statement No 333-124753).

10.1	Amended and Restated Stockholders Agreement, dated March 27, 2003, by and among the Registrant and the stockholders named therein (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-113137).

10.2[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.3[a]	1997 Stock Option Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-113137).

10.4	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.5[a]	2004 Employee Stock Purchase Plan and initial offering thereunder (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-113137).

10.6[a]	401(k) Plan (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-113137).

10.7[a]	Employment Letter Agreement, dated December 21, 1998, between the Registrant and Uli Hacksell, Ph.D. (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-52492).

10.9[a]	Employment Letter Agreement, dated March 4, 1998, between the Registrant and Thomas H. Aasen (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-52492).

10.10[a]	Employment Contract, dated November 21, 2000, between the Registrant and Bo-Ragnar Tolf, Ph.D. (incorporated by reference to Exhibit 10.11 to Registration Statement No. 333-113137).

10.11[a]	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2006).

10.12[b]	Collaborative Research, Development and License Agreement, dated September 24, 1997, by and among the Registrant, Allergan, Inc. and Vision Pharmaceuticals L.P. (now Allergan Sales, Inc.) (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-113137).

10.13[b]	Amendment to Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-113137).

10.14[b]	Collaborative Research, Development and License Agreement, dated July 26, 1999, by and among the Registrant and Allergan, Inc., Allergan Pharmaceuticals (Ireland) Limited, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-113137).

1

Exhibit Number	Description
10.15[b]	Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-113137).

10.16	Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-52492).
10.17	Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.18[b]	Development Agreement, dated May 3, 2004, between the Registrant and The Stanley Medical Research Institute (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-113137).

10.19[b]	License, Option and Collaboration Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.20[b]	Common Stock Purchase Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.21[b]	Registration Rights Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.22	Securities Purchase Agreement, dated April 15, 2005, by and between the Registrant and the purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 20, 2005).

10.23	Lease Amendment, dated November 1, 2005, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.24	Lease Agreement, executed November 2, 2005, between ACADIA Pharmaceuticals AB and Medeon Fastigheter AB (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.25[b]	Second Amendment to Collaborative Research, Development and License Agreement, dated February 28, 2006, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2006).

10.26[a]	Description of Executive Officer Annual Incentive Cash Compensation Program.

10.27	Separation Agreement, dated October 20, 2006, by and between ACADIA Pharmaceuticals Inc. and Mark R. Brann, Ph.D. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 23, 2006).

10.28	Consultant Agreement, dated October 20, 2006, by and between ACADIA Pharmaceuticals Inc. and Mark R. Brann, Ph.D. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed October 23, 2006).

10.29[c]	License Agreement, dated November 30, 2006, by and between ACADIA Pharmaceuticals Inc. and Société de Conseils, de Recherches et d’Applications Scientifiques SAS, a French corporation member of the Ipsen Group (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006).

2

Exhibit Number	Description
10.30[a]	Employment Offer Letter, dated November 4, 2004, between the Registrant and Brian Lundstrom (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed April 28, 2006).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 43).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[a]	Indicates management contract or compensatory plan or arrangement.
[b]	We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933.
[c]

We have applied for confidential treatment of certain provisions of this exhibit with the SEC. The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the SEC pursuant to our request for confidential treatment.

3