Form 10-Q
period 2007-03-31
ACADIA PHARMACEUTICALS INC
filed 2007-05-08
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on April 30, 2007:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	36,871,966

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	March 31, 2007	December 31, 2006(1)
Assets
Cash and cash equivalents	$22,315	$15,480
Investment securities, available-for-sale	47,584	67,775
Prepaid expenses, receivables and other current assets	2,466	2,528

Total current assets	72,365	85,783
Property and equipment, net	3,287	3,505
Other assets	96	256

Total assets	$75,748	$89,544

Liabilities and Stockholders’ Equity
Accounts payable	$3,058	$3,387
Accrued expenses	10,050	13,485
Current portion of deferred revenue	3,125	2,666
Current portion of long-term debt	1,039	996

Total current liabilities	17,272	20,534

Other long-term liabilities	178	472
Long-term debt, less current portion	1,503	1,379

Total liabilities	18,953	22,385

Commitments (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2007 and December 31, 2006; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at March 31, 2007 and December 31, 2006; 30,201,259 shares and 29,940,477 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	3	3
Additional paid-in capital	242,625	240,446
Accumulated deficit	(186,020)	(173,466)
Unearned stock-based compensation	(39)	(64)
Accumulated other comprehensive income	226	240

Total stockholders’ equity	56,795	67,159

Total liabilities and stockholders’ equity	$75,748	$89,544

(1)	The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Collaborative revenues	$1,960	$2,537

Operating expenses
Research and development (includes stock-based compensation of $904 and $551 for the three months ended March 31, 2007 and 2006, respectively)	12,261	9,671
General and administrative (includes stock-based compensation of $370 and $349 for the three months ended March 31, 2007 and 2006, respectively)	3,152	2,739
Provision for loss from litigation	—	227

Total operating expenses	15,413	12,637

Loss from operations	(13,453)	(10,100)
Interest income	964	625
Interest expense	(65)	(43)

Loss before change in accounting principle	$(12,554)	$(9,518)
Cumulative effect of change in accounting principle	—	51

Net loss	$(12,554)	$(9,467)

Net loss per common share, basic and diluted:
Before change in accounting principle	$(0.42)	$(0.39)
Cumulative effect of change in accounting principle	—	—

Net loss per common share, basic and diluted	$(0.42)	$(0.39)

Weighted average common shares outstanding, basic and diluted	30,016	24,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(12,554)	$(9,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266	189
Stock-based compensation	1,274	900
Amortization of investment premium/discount	139	—
Other	21	(42)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	63	(313)
Other assets	159	—
Accounts payable	(329)	(1,340)
Accrued expenses	(3,427)	645
Accrued loss from litigation	—	227
Deferred revenue	459	595
Other long-term liabilities	(294)	641

Net cash used in operating activities	(14,223)	(7,965)

Cash flows from investing activities
Purchases of investment securities	(16,981)	(6,924)
Maturities of investment securities	37,022	7,727
Purchases of property and equipment	(70)	(199)

Net cash provided by investing activities	19,971	604

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	923	9,098
Proceeds from issuance of long-term debt	445	—
Repayments of long-term debt	(278)	(244)

Net cash provided by financing activities	1,090	8,854

Effect of exchange rate changes on cash	(3)	(25)

Net increase in cash and cash equivalents	6,835	1,468
Cash and cash equivalents
Beginning of period	15,480	9,796

End of period	$22,315	$11,264

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	$(6)	$18

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiaries, ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Costs associated with patents and patent applications for the Company’s intellectual property are included in general and administrative expenses. Such costs, which totaled $455,000 in the three months ended March 31, 2006, were previously included in research and development expenses and have been reclassified to general and administrative expenses in the Company’s condensed consolidated statements of operations to conform to the current period presentation.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Antidilutive options to purchase common stock	2,842	2,417
Antidilutive warrants to purchase common stock	1,393	1,393
Restricted vesting common stock	13	51

	4,248	3,861

3. Stock-Based Compensation

The Company recorded $1.3 million and $900,000 in stock-based compensation expense during the three months ended March 31, 2007 and March 31, 2006, respectively, related to employee and nonemployee stock option awards and its employee stock purchase plan. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method on January 1, 2006, resulting in a cumulative benefit from accounting change of $51,000 during the three months ended March 31, 2006. The Company continues to account for compensation expense for options granted to non-employees other than directors in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

At March 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date and employee stock purchase plan rights were $6.7 million, which is expected to be recognized over a weighted-average period of 2.4 years. The aggregate intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised in the three months ended March 31, 2007 was approximately $2.6 million. The Company received approximately $923,000 from options exercised in the three months ended March 31, 2007.

4. Comprehensive Loss

For the three months ended March 31, 2007 and 2006, comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Net loss	$(12,554)	$(9,467)
Unrealized gain (loss) on investment securities	(6)	18
Foreign currency translation loss	(8)	(10)

Total comprehensive loss	$(12,568)	$(9,459)

5. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three months ended March 31, 2007 and 2006 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows (in thousands):

	March 31, 2007	December 31 2006
	(unaudited)
United States	$2,218	$2,347
Europe	1,069	1,158

Total	$3,287	$3,505

6. Income Taxes

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, as of January 1, 2007. At December 31, 2006, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $149.4 and $97.9 million, respectively, which will begin to expire in 2012 and 2007, respectively. The Company has federal research and development (“R&D”) credit carryforwards of approximately $3.0 million that will begin to expire in 2012. In addition, the Company has state research and development credit carryforwards of approximately $2.7 million that have no expiration date. The Company also has foreign net operating loss carryforwards of approximately $3.9 million that have no expiration date. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax assets.

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both before and after its public offering) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The tax years 1997-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

7. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its drug candidates. The Company was contractually obligated for up to approximately $24.2 million of future services under these agreements as of March 31, 2007. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

8. Subsequent Event

In April 2007, the Company raised net proceeds of $96.1 million from the sale of 6,612,500 shares of its common stock in a public offering.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2006 included with our annual report on Form 10-K (“Annual Report”) filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Background

We are a biopharmaceutical company focused on the discovery, development, and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have five programs in clinical development and several additional programs in preclinical discovery and development. We recently reported positive top-line results from a Phase II trial in our program with pimavanserin tartrate, previously referred to as ACP-103, as a co-therapy in schizophrenia. In our most advanced program, we are entering Phase III development with pimavanserin for the treatment of Parkinson’s disease psychosis. We also have two proprietary Phase II-stage clinical programs, including ACP-104 for the treatment of schizophrenia, and pimavanserin for the treatment of sleep maintenance insomnia. We have retained worldwide commercialization rights for all four of these proprietary programs. In addition, we have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan, Inc. All of the drug candidates in our product pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At March 31, 2007, we had an accumulated deficit of $186.0 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Recent Developments

In March 2007, we announced positive top-line results from our Phase II clinical trial in schizophrenia that evaluated co-therapy with pimavanserin when used together with risperidone, a commonly prescribed atypical antipsychotic drug, or with haloperidol, a generic typical antipsychotic drug. The pimavanserin co-therapy arms demonstrated statistically significant antipsychotic efficacy as measured by the reduction in the Positive and Negative Syndrome Scale, the primary endpoint of the trial. Pimavanserin co-therapy with low-dose risperidone demonstrated a statistically significant improvement in antipsychotic efficacy compared to low-dose risperidone plus placebo, and comparable efficacy to high-dose risperidone plus placebo. In addition, pimavanserin co-therapy with low-dose risperidone led to a significantly faster onset of antipsychotic action and an improved side effect profile.

We are currently completing our full analysis of the data from this Phase II co-therapy trial after which we intend to explore potential strategic alliances for pimavanserin co-therapy in schizophrenia. In addition, we are finalizing our preparations to initiate the first of two planned pivotal trials in our Phase III program with pimavanserin for Parkinson’s disease psychosis in the first half of 2007. On the basis of the positive results from our Phase II co-therapy trial, we have elected to prioritize our opportunities with pimavanserin around our schizophrenia co-therapy and Parkinson’s disease psychosis programs. As a result, we are currently reviewing the design and timing of additional studies we may elect to pursue to further explore the potential of pimavanserin and other drug candidates from our serotonin program as a treatment for sleep maintenance insomnia.

In April 2007, we raised net proceeds of $96.1 million from the sale of 6,612,500 shares of our common stock in a public offering.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan and one with Sepracor Inc. We have also entered into a development agreement with The Stanley Medical Research Institute (“SMRI”) and smaller scale collaboration and license agreements with other parties. As of March 31, 2007, we had received an aggregate of $55.0 million in payments under these agreements, including research funding and upfront and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements and any additional collaborations, including any upfront payments upon execution of new agreements, research funding throughout the research term of our agreements with these parties, and milestone payments contingent upon achievement of agreed-upon objectives.

Pursuant to the terms of our January 2005 collaboration agreement with Sepracor, we had received $6.7 million in research funding as of March 31, 2007. In connection with this collaboration, Sepracor has also purchased an aggregate of $20 million of our common stock in two $10 million tranches. In January 2005, Sepracor purchased the first $10 million of our common stock at a 40 percent premium to the 30-day trailing average closing price, resulting in a premium of $3.1 million. In January 2006, Sepracor completed the second $10 million purchase of our common stock at a 25 percent premium to the 30-day trailing average price at that time, resulting in a premium of $1.1 million. We are recognizing the premium from these stock purchases as revenue as the related research activities are performed over the research term. The research term of this collaboration will expire in January 2008, unless extended by the parties. Pursuant to our agreement with Sepracor, if certain conditions are met, we are also eligible to receive milestone payments as well as royalties on product sales, if any, resulting from our collaboration.

Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we had received an aggregate of $13.5 million in payments as of March 31, 2007, consisting of upfront fees, and research funding and related fees. This collaboration originally provided for a three-year research term ending in late-March 2006, which was extended by the parties for two additional years through March 2008. While we will receive additional research funding during this extended term, we currently anticipate lower revenues and related research activities under this collaboration during the extension. We may also receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Pursuant to our development agreement with SMRI, we had received $5.0 million in funding as of March 31, 2007 to support the development of ACP-104. The development term of this agreement expired May 3, 2007.

Each of our collaboration agreements is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in the case of one of our agreements with Allergan, if we have a change in control. Upon the conclusion of the research term under each agreement, our collaborator may terminate the agreement by notice.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, laboratory supplies and costs for facilities and equipment. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced clinical and preclinical programs. We are responsible for all costs incurred in the development of both pimavanserin and ACP-104, as well as the costs associated with our other proprietary programs. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in the programs that we are pursuing under our collaboration agreements, including our clinical program for neuropathic pain that we are pursuing in collaboration with Allergan.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Costs of external service providers:
Pimavanserin	$2,584	$2,476
ACP-104	1,920	1,193
Other	346	199

Subtotal	4,850	3,868
Internal costs, excluding stock-based compensation	6,507	5,252
Stock-based compensation	904	551

Total research and development	$12,261	$9,671

At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our drug candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While we are currently focused on advancing the clinical development of pimavanserin and ACP-104, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as an ongoing assessment as to each drug candidate’s commercial potential. We cannot forecast with any degree of certainty which drug candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees and costs associated with legal services, accounting services and patents and patent applications for our intellectual property. Costs associated with patents and patent applications for our intellectual property, which totaled $455,000 in the three months ended March 31, 2006, were previously included in research and development expenses and have been reclassified to general and administrative expenses in our statement of operations to conform to the current period presentation. We anticipate that our general and administrative expenses may increase in future periods as we support the future growth of our business and incur additional professional fees, including costs associated with our intellectual property.

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

Revenue Recognition

We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition. Arrangements with multiple elements are accounted for in accordance with Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements With Multiple Deliverables. We analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. Our revenues are primarily related to our collaboration agreements, and such agreements may provide for various types of payments to us, including upfront payments, research funding during the term of the agreement, milestone payments based on the achievement of established development objectives, licensing fees, and royalties on future product sales.

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

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in our trials and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed materially from the actual costs incurred. However, we expect to expand the level of our clinical trials and related services in the future. As a result, we anticipate that our estimated accruals for clinical services will be more material to our operations in future periods. Subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), using the modified prospective transition method. Under that transition method, compensation cost recognized for the three months ended March 31, 2007 and 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined by using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. At March 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date and employee stock purchase plan rights existing on that date were $6.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Stock-based awards issued to non-employees other than directors are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes option pricing model.

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

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenues

Revenues totaled $2.0 million for the three months ended March 31, 2007, compared to $2.5 million for the three months ended March 31, 2006, and were comprised of revenues from our agreements with Allergan, Sepracor and SMRI. The decrease in revenues was primarily due to a lower level of research funding during the extended term of our March 2003 collaboration with Allergan, which extended term became effective in March 2006. Revenues from our collaboration agreement with Sepracor totaled $889,000 for the three months ended March 31, 2007 compared to $931,000 for the three months ended March 31, 2006. Revenues from our agreement with SMRI totaled $750,000 for the three months ended March 31, 2007 compared to $500,000 for the three months ended March 31, 2006.

Research and Development Expenses

Research and development expenses totaled $12.3 million for the three months ended March 31, 2007, including $904,000 in stock-based compensation, compared to $9.7 million for the three months ended March 31, 2006, including $551,000 in stock-based compensation, primarily due to increased clinical development activity associated with our proprietary clinical programs. Excluding stock-based compensation, the increase in research and development expenses was primarily due to increased costs associated with expansion of our research and development organization, including $1.1 million in increased salaries and related personnel costs, and $1.0 million in increased fees paid to external service providers. External service costs totaled $4.9 million and $3.9 million for the three months ended March 31, 2007 and 2006, respectively, or 40 percent of our research and development expenses in each period. We expect that our research and development costs will continue to increase in future periods as we continue to pursue the development of our advanced clinical programs and expand our discovery and development pipeline.

General and Administrative Expenses

General and administrative expenses totaled $3.2 million for the three months ended March 31, 2007, including $370,000 in stock-based compensation, compared to $2.7 million for the three months ended March 31, 2006, including $349,000 in stock-based compensation. The increase in general and administrative expenses was primarily due to $143,000 in increased salaries and related personnel costs, $128,000 in increased professional fees, including fees associated with patents and patent applications, and increases in other administrative costs. We anticipate that our general and administrative expenses may increase in future periods as we support the future growth of our business and incur additional professional fees, including costs associated with our intellectual property.

Interest Income

Interest income increased to $964,000 for the three months ended March 31, 2007 from $625,000 for the three months ended March 31, 2006. The increase in interest income was primarily due to higher average levels of cash and investment securities and increased yields on our investment portfolio.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments under our collaboration agreements, debt financings, and interest income. As of March 31, 2007, we had received $226.6 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $55.0 million in payments from collaboration agreements, $22.1 million in debt financing, and $13.1 million in interest income. The development term of our agreement with SMRI expired May 3, 2007.

At March 31, 2007, we had approximately $69.9 million in cash, cash equivalents and investment securities compared to $83.3 million at December 31, 2006. In April 2007, we received an additional $96.1 million in net proceeds from the sale of approximately 6.6 million shares of our common stock in a public offering. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations and financial institutions. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities increased to $14.2 million for the three months ended March 31, 2007 from $8.0 million for the three months ended March 31, 2006. This increase was primarily due to an increase in our net loss and a decrease in accrued expenses during the three months ended March 31, 2007 relative to the comparable period of 2006. The decrease in accrued expenses of $3.4 million during the three months ended March 31, 2007 was largely due to payments incurred for external service costs related to our clinical trials.

Net cash used in investing activities reflects purchases and maturities of investment securities and our purchases of property and equipment. From inception through March 31, 2007, we had purchased $13.2 million in property and equipment, the majority of which we have funded through equipment financing agreements and other debt facilities.

Net cash provided by financing activities totaled $1.1 million for the three months ended March 31, 2007 compared to $8.9 million for the three months ended March 31, 2006. This decrease was primarily attributable to lower proceeds from the sale of our equity securities. The net cash provided by financing activities for the three months ended March 31, 2007 was comprised of proceeds from stock option exercises and proceeds from long-term debt, net of repayments. The net cash provided by financing activities for the three months ended March 31, 2006 was primarily due to $8.9 million from the second purchase of our common stock by Sepracor, which amount did not include the $1.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities, and proceeds from stock option exercises, partially offset by repayments of our long-term debt.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain interest rates ranging from 7.93 to 10.41 percent per annum. At March 31, 2007, we had $2.5 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at March 31, 2007.

The following table summarizes our long-term contractual obligations, including interest, at March 31, 2007 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$14,919	$2,176	$6,021	$3,355	$3,367
Long-term debt	2,903	1,240	1,663	—	—

Total	$17,822	$3,416	$7,684	$3,355	$3,367

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $24.2 million of future services under these agreements as of March 31, 2007. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

We have also entered into certain other agreements that may require us to make payments in the future and currently cannot forecast with any degree of certainty when or if we will be required to make payments under these agreements. Under our development agreement with SMRI, assuming the successful development and commercialization of our drug candidate ACP-104, we are required to pay to SMRI royalties on product sales up to a specified level. Under another agreement, we have provided initial seed funding to help establish Abbey Pharmaceuticals, Inc. and have agreed to increase our investment to an aggregate of $1 million upon Abbey’s satisfaction of certain conditions. Under the terms of another agreement in which we licensed certain intellectual property rights that complement our patent portfolio, if certain conditions are met, we are required to make future payments, including milestones, royalties and sublicensing fees for compounds covered by the agreement.

We have consumed substantial amounts of capital since our inception. We anticipate that our cash, cash equivalents and investment securities will be greater than $120 million at December 31, 2007. Although we believe our existing cash resources and the anticipated payments from our existing collaborators will be sufficient to fund our anticipated cash requirements through 2009, we will require significant additional financing in the future to fund our operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, financial institutions, and government agencies with contractual maturities of generally less than two years. If a 10 percent change in interest rates were to have occurred on March 31, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factor included in Item 1A to our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2007, we had an accumulated deficit of approximately $186.0 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. All of our revenues for the three months ended March 31, 2007 were from our agreements with Allergan, Sepracor, and SMRI. We anticipate that collaborations with pharmaceutical companies, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

Our most advanced drug candidates are in clinical trials, which are long, expensive and unpredictable, and there is a high risk of failure.*

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

All of our drug candidates are at an early or mid stage of development and the historical rate of failures for drug candidates is extremely high. Our four proprietary clinical programs are pimavanserin for the treatment for Parkinson’s disease psychosis, pimavanserin as a co-therapy for schizophrenia, ACP-104 for the treatment of schizophrenia, and pimavanserin for the treatment for sleep maintenance insomnia. We also have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan.

In connection with clinical trials, we face risks that:

•	a drug candidate may not prove to be efficacious;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the drug candidate being tested;

•	the results may not confirm the positive results of earlier trials; and

•	the results may not meet the level of statistical significance required by the U.S. Food and Drug Administration (the “FDA”) or other regulatory agencies.

If we do not successfully complete preclinical and clinical development, we will be unable to market and sell products derived from our drug candidates and to generate product revenues. Even if we do successfully complete Phase I and Phase II clinical trials, those results are not necessarily predictive of results of additional trials needed before a new drug application (“NDA”) may be submitted to the FDA. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay our ability to generate product revenues.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	manufacturing sufficient quantities of a drug candidate;

•	obtaining approval of an Investigational New Drug Application (“IND”) from the FDA;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site; and

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. For the three months ended March 31, 2007 and the year ended December 31, 2006, we used $14.2 million and $41.4 million, respectively, in net cash to fund our operating activities and additional cash for purchases of property and equipment and repayment of long-term debt. Our cash and investment securities totaled approximately $69.9 million at March 31, 2007, which amount did not include $96.1 million in net proceeds we received from an April 2007 public offering. Although we believe our existing cash resources and anticipated payments from our existing collaborators will be sufficient to fund our cash requirements through 2009, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

We depend on collaborations with third parties to develop and commercialize selected drug candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected drug candidates. Substantially all of our revenues for the three months ended March 31, 2007 and the year ended December 31, 2006 were from our agreements with Allergan, Sepracor, and SMRI. The ongoing research terms of our agreements with Allergan and Sepracor will end in the first quarter of 2008, unless extended by the parties. In addition, the development term of our agreement with SMRI expired May 3, 2007. We expect that nearly all of our revenues for the foreseeable future will be generated by collaborations, although there is no guarantee that revenues from our collaborations will continue at current or past levels.

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

If conflicts arise with our collaborators, they may act in their self interests, which may be adverse to our interests.*

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

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.*

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the status of development of pimavanserin and ACP-104 and the preclinical and clinical development of our other drug candidates, including compounds being developed under our collaborations;

•	whether we generate revenues by achieving specified research or commercialization milestones under any agreements or otherwise receive potential payments under these agreements;

•	whether we are required to make payments due to achieving specified milestones under any licensing or similar agreements or otherwise make potential payments under these agreements;

•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes regarding these collaborations;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development and other internal research and development efforts;

•	the effect of competing technologies and products and market developments;

•	the costs associated with litigation; and

•	general and industry-specific economic conditions.

We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of our future performance.

Relying on third-party manufacturers may result in delays in our clinical trials and product introductions.*

We have no manufacturing facilities and have no experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our drug candidates for clinical trials. If any of our drug candidates are approved by the FDA or other regulatory agencies for commercial sale, we may need to contract with a third party to manufacture them in larger quantities. We currently use third-party manufacturers to produce clinical supplies of our compounds for us, including pimavanserin and ACP-104. While we believe that there are alternative sources available to manufacture our drug candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but do not expect them to be material.

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

We have incurred, and expect to continue to incur, significant costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance and other matters.*

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 (“SOX”) and rules adopted or proposed by the SEC and by The Nasdaq Global Market, have resulted in, and will continue to result in, significant costs to us as we evaluate the implications of these rules and respond to their requirements. We issued an evaluation of our internal control over financial reporting under Section 404 of SOX with our Annual Report. In the future, if we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees, and as our executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may not be able to generate product revenue.*

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. In order to market any products that may be approved by the FDA, we must build our sales, marketing, managerial, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

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

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.*

Our commercial success depends on obtaining and maintaining proprietary rights to our drug candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our drug candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Although we have filed numerous patent applications worldwide with respect to ACP-104 and pimavanserin, we have been issued only one patent with respect to ACP-104 and only a limited number of patents with respect to pimavanserin.

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

If our competitors develop and market products that are more effective than our drug candidates, they may reduce or eliminate our commercial opportunity.*

Competition in the pharmaceutical and biotechnology industries is intense and expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our drug development programs.

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

Risks Related to Our Common Stock

Our stock price may be particularly volatile because we are a drug discovery and development company.*

The market prices for securities of biotechnology companies in general, and early-stage drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, including results of our clinical trials for pimavanserin, ACP-104, and our neuropathic pain collaboration;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding these collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

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

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (filed as Exhibit 4.3 to Registration Statement No 333-124753).

10.1[a]	Employment offer letter for Roger M. Mills, M.D. (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed April 2, 2007)

10.2	Underwriting Agreement, dated April 4, 2007, by and between the Registrant and Banc of America Securities LLC and Lehman Brothers Inc., as representatives of the several underwriters named therein (filed as Exhibit 1.1 to Registrant’s Current Report on Form 8-K, filed April 5, 2007).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[a]	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: May 8, 2007	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D. Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

By:	/s/ Thomas H. Aasen
Thomas H. Aasen Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)