Form 10-Q
period 2007-06-30
ACADIA PHARMACEUTICALS INC
filed 2007-08-06
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 31, 2007:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	36,946,584

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	June 30, 2007	December 31, 2006(1)
Assets
Cash and cash equivalents	$39,631	$15,480
Investment securities, available-for-sale	114,238	67,775
Prepaid expenses, receivables and other current assets	3,024	2,528

Total current assets	156,893	85,783
Property and equipment, net	3,141	3,505
Other assets	187	256

Total assets	$160,221	$89,544

Liabilities and Stockholders’ Equity
Accounts payable	$2,273	$3,387
Accrued expenses	8,510	13,485
Current portion of deferred revenue	2,496	2,666
Current portion of long-term debt	1,047	996

Total current liabilities	14,326	20,534

Other long-term liabilities	186	472
Long-term debt, less current portion	1,439	1,379

Total liabilities	15,951	22,385

Commitments (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2007 and December 31, 2006; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at June 30, 2007 and December 31, 2006; 36,942,751 shares and 29,940,477 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	4	3
Additional paid-in capital	340,742	240,446
Accumulated deficit	(196,773)	(173,466)
Unearned stock-based compensation	(16)	(64)
Accumulated other comprehensive income	313	240

Total stockholders’ equity	144,270	67,159

Total liabilities and stockholders’ equity	$160,221	$89,544

(1)	The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Collaborative revenues	$2,055	$1,881	$4,015	$4,418

Operating expenses
Research and development (includes stock-based compensation of $705, $315, $1,609 and $866, respectively)	11,495	11,439	23,756	21,111
General and administrative (includes stock-based compensation of $377, $371, $747 and $720, respectively)	3,163	3,112	6,316	5,851
Provision for loss from litigation	—	194	—	421

Total operating expenses	14,658	14,745	30,072	27,383

Loss from operations	(12,603)	(12,864)	(26,057)	(22,965)
Interest income	1,920	1,041	2,884	1,666
Interest expense	(70)	(44)	(134)	(87)

Loss before change in accounting principle	(10,753)	(11,867)	(23,307)	(21,386)
Cumulative effect of change in accounting principle	—	—	—	51

Net loss	$(10,753)	$(11,867)	$(23,307)	$(21,335)

Net loss per common share, basic and diluted
Before change in accounting principle	$(0.29)	$(0.43)	$(0.70)	$(0.82)
Cumulative effect of change in accounting principle	—	—	—	—

Net loss per common share, basic and diluted	$(0.29)	$(0.43)	$(0.70)	$(0.82)

Weighted average common shares outstanding, basic and diluted	36,894	27,792	33,455	26,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(23,307)	$(21,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	540	384
Stock-based compensation	2,356	1,586
Amortization of investment premium/discount	(515)	—
Other	(30)	(15)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(495)	(1,400)
Other assets	68	—
Accounts payable	(1,115)	1,346
Accrued expenses	(4,963)	1,432
Accrued loss from litigation	—	421
Current portion of deferred revenue	(169)	470
Other long-term liabilities	(286)	341

Net cash used in operating activities	(27,916)	(16,770)

Cash flows from investing activities
Purchases of investment securities	(114,203)	(43,240)
Maturities of investment securities	68,340	20,791
Purchases of property and equipment	(195)	(926)

Net cash used in investing activities	(46,058)	(23,375)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	97,977	68,849
Proceeds from issuance of long-term debt	692	380
Repayments of long-term debt	(581)	(503)

Net cash provided by financing activities	98,088	68,726

Effect of exchange rate changes on cash	37	43

Net increase in cash and cash equivalents	24,151	28,624
Cash and cash equivalents
Beginning of period	15,480	9,796

End of period	$39,631	$38,420

Supplemental schedule of noncash investing and financing activities
Unrealized gain on investment securities	$55	$61

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Costs associated with patents and patent applications for the Company’s intellectual property are included in general and administrative expenses. Such costs, which totaled $816,000 and $1.3 million in the three and six months ended June 30, 2006, respectively, were previously included in research and development expenses and have been reclassified to general and administrative expenses in the Company’s condensed consolidated statements of operations to conform to the current period presentation.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	2,833	2,778	2,831	2,595
Antidilutive warrants to purchase common stock	1,393	1,393	1,393	1,393
Restricted vesting common stock	7	37	10	44

	4,233	4,208	4,234	4,032

3. Stock-Based Compensation

During the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense related to employee and nonemployee stock option awards and its employee stock purchase plan (the “Purchase Plan”) of $1.1 million, $2.4 million, $686,000 and $1.6 million, respectively. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method on January 1, 2006, resulting in a cumulative benefit from accounting change of $51,000 during the six months ended June 30, 2006. The Company continues to account for compensation expense for options granted to non-employees other than directors in accordance with Emerging Issues Task Force, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

The value of each employee stock option and Purchase Plan right is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, the Company amortizes the fair value on an accelerated basis. For options granted after January 1, 2006, the Company amortizes the fair value on a straight-line basis. All option expense is amortized over the requisite service period of the awards, which are generally the vesting periods. The following assumptions were used to estimate the fair value of employee stock options:

	Six Months Ended June 30,
	2007	2006
	(unaudited)
Expected volatility	64%-68%	64%-65%
Risk-free interest rate	5%	5%
Expected forfeiture rate	6%	6%-7%
Expected dividend yield	0%	0%
Expected life of options in years	5.4-5.5	5.3-5.4

The following assumptions were used to estimate fair value for the latest offering under the Purchase Plan that commenced June 1, 2007: expected volatility of 73 to 111 percent; risk-free interest rate of 5 percent; dividend yield of 0 percent; and expected life in years of 0.5 to 2.0.

At June 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date and existing Purchase Plan rights were $6.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

4. Comprehensive Loss

For the three and six months ended June 30, 2007 and 2006, comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net loss	$(10,753)	$(11,867)	$(23,307)	$(21,335)
Unrealized gain on investment securities	61	43	55	61
Foreign currency translation gain	26	74	18	64

Total comprehensive loss	$(10,666)	$(11,750)	$(23,234)	$(21,210)

5. Accrued Expenses

Accrued expenses consist of (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Accrued clinical and research services	$4,886	$9,768
Accrued compensation and benefits	2,654	2,649
Other	970	1,068

Total	$8,510	$13,485

6. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and six months ended June 30, 2007 and 2006 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
United States	$2,124	$2,347
Europe	1,017	1,158

Total	$3,141	$3,505

7. Income Taxes

The Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, as of January 1, 2007. At December 31, 2006, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $149.4 and $97.9 million, respectively, which will begin to expire in 2012 and 2007, respectively. The Company also had federal research and development (“R&D”) credit carryforwards of approximately $3.0 million that will begin to expire in 2012. In addition, the Company had state research and development credit carryforwards of approximately $2.7 million that have no expiration date. The Company also had foreign net operating loss carryforwards of approximately $3.9 million that have no expiration date. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax assets.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The tax years 1997-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

8. Stockholders’ Equity

In April 2007, the Company raised net proceeds of $96.1 million from the sale of 6,612,500 shares of its common stock in a public offering.

9. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its drug candidates. The Company was contractually obligated for up to approximately $25.1 million of future services under these agreements as of June 30, 2007. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

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

Overview

Background

We are a biopharmaceutical company focused on the discovery, development, and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have five mid-to-late stage clinical programs and several additional programs in preclinical discovery and development. In our most advanced program, we have initiated the first pivotal Phase III trial with pimavanserin tartrate, previously referred to as ACP-103, for the treatment of Parkinson’s disease psychosis. In March 2007, we reported positive top-line results from a Phase II trial in our program with pimavanserin as a co-therapy in schizophrenia. We also have two proprietary Phase II-stage clinical programs, including ACP-104 for the treatment of schizophrenia, and pimavanserin for the treatment of sleep maintenance insomnia. We have retained worldwide commercialization rights for all four of these proprietary programs. In addition, we have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan, Inc. All of the drug candidates in our product pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At June 30, 2007, we had an accumulated deficit of $196.8 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Recent Developments

In July 2007, we announced that Allergan will initiate an exploratory clinical study with a small molecule drug candidate for the treatment of glaucoma triggering a milestone payment, which we received in June. The selective muscarinic compound emanates from a discovery made by us and is being developed pursuant to one of our collaboration agreements with Allergan focused on novel treatments for glaucoma.

In June 2007, we initiated the first pivotal trial in our Phase III program with pimavanserin as treatment for Parkinson’s disease psychosis. The trial is designed to evaluate the safety and efficacy of pimavanserin in approximately 240 patients with Parkinson’s disease psychosis. In June 2007, we initiated a Phase IIb clinical trial in our program with ACP-104 as a treatment for patients with schizophrenia. This trial is designed to evaluate the safety and efficacy of ACP-104 in approximately 250 patients with schizophrenia who are experiencing an acute psychotic episode. In June 2007, we also completed the full analysis of the data from our Phase II schizophrenia co-therapy trial with pimavanserin. This analysis confirmed the robustness of the top-line trial results announced in March 2007, which demonstrated several advantages of co-therapy with pimavanserin and a sub-maximal dose of risperidone. These advantages including enhanced efficacy, a faster onset of antipsychotic action, and an improved side effect profile.

In April 2007, we raised net proceeds of $96.1 million from the sale of 6,612,500 shares of our common stock in a public offering.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration and research agreements. We have entered into three separate collaboration agreements with Allergan and one with Sepracor Inc. We have also entered into a development agreement with The Stanley Medical Research Institute (“SMRI”) and smaller scale research and license agreements with other parties. As of June 30, 2007, we had received an aggregate of $56.3 million in payments under these agreements, including research funding and upfront and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements and any additional collaborations, including any upfront payments upon execution of new agreements, research funding throughout the research term of our agreements with these parties, and milestone payments contingent upon achievement of agreed-upon objectives.

Pursuant to the terms of our January 2005 collaboration agreement with Sepracor, we had received $6.7 million in research funding as of June 30, 2007. In connection with this collaboration, Sepracor has also purchased an aggregate of $20 million of our common stock in two $10 million tranches. We are recognizing the premium from these stock purchases as revenue as the related research activities are performed over the research term. The research term of this collaboration will expire in January 2008, unless extended by the parties. Pursuant to our agreement with Sepracor, if certain conditions are met, we are also eligible to receive milestone payments as well as royalties on product sales, if any, resulting from our collaboration.

Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we had received an aggregate of $13.8 million in payments as of June 30, 2007, consisting of upfront fees, and research funding and related fees. This collaboration originally provided for a three-year research term ending in late-March 2006, which was extended by the parties for two additional years through March 2008. While we will receive additional research funding during this extended term, we currently anticipate lower revenues and related research activities under this collaboration during the extension. We may also receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Pursuant to our development agreement with SMRI, we had received $5.0 million in funding as of June 30, 2007 to support the development of ACP-104. The development term of this agreement expired in May 2007.

Each of our collaboration agreements is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in the case of one of our agreements with Allergan, if we have a change in control. Upon the conclusion of the research term under each agreement, our collaborator may terminate the agreement by notice.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, laboratory supplies and costs for facilities and equipment. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced clinical and preclinical programs. We are responsible for all costs incurred in the development of both pimavanserin and ACP-104 as well as the costs associated with our other proprietary programs. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in the programs that we are pursuing under our collaboration agreements, including our clinical programs for neuropathic pain and glaucoma that we are pursuing in collaboration with Allergan.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Costs of external service providers:
Pimavanserin	$2,428	$3,806	$5,012	$6,282
ACP-104	1,347	968	3,266	2,161
Other	323	198	670	397

Subtotal	4,098	4,972	8,948	8,840
Internal costs	6,692	6,152	13,199	11,405
Stock-based compensation	705	315	1,609	866

Total research and development	$11,495	$11,439	$23,756	$21,111

At this time, due to the risks inherent in the clinical trial process and given the stage of development of our programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our drug candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While we are currently focused on advancing the clinical development of pimavanserin and ACP-104, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as an ongoing assessment as to each drug candidate’s commercial potential. We cannot forecast with any degree of certainty which drug candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees and costs associated with legal services, accounting services and patents and patent applications for our intellectual property. Costs associated with patents and patent applications for our intellectual property, which totaled $816,000 and $1.3 million in the three and six months ended June 30, 2006, were previously included in research and development expenses and have been reclassified to general and administrative expenses in our statement of operations to conform to the current period presentation. We anticipate that our general and administrative expenses may increase in future periods as we support the future growth of our business and incur additional professional fees, including costs associated with our intellectual property.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), using the modified prospective transition method. Under that transition method, compensation cost recognized for the three and six months ended June 30, 2007 and 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined by using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The value of each employee stock option and each employee stock purchase plan right is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. At June 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date and employee stock purchase plan rights existing on that date were $6.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Stock-based awards issued to non-employees other than directors are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes option pricing model.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and any future collaborations, and the progress and timing of expenditures related to our discovery and development efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended June 30, 2007 and 2006

Revenues

Revenues totaled $2.1 million for the three months ended June 30, 2007 compared to $1.9 million for the three months ended June 30, 2006, and were comprised of revenues from our collaborations with Sepracor and Allergan as well as our agreements with SMRI and other parties. Revenues from our collaboration agreements with Sepracor and Allergan totaled $827,000 and $666,000, respectively, for the three months ended June 30, 2007, compared to $945,000 and $435,000, respectively, for the three months ended June 30, 2006. The ongoing research terms of our agreements with Sepracor and Allergan will end in the first quarter of 2008, unless extended by the parties.

Research and Development Expenses

Research and development expenses totaled $11.5 million for the three months ended June 30, 2007, including $705,000 in stock-based compensation, compared to $11.4 million for the three months ended June 30, 2006, including $315,000 in stock-based compensation. Increased personnel and other costs associated with expansion of our development organization and increased stock-based compensation were largely offset by lower fees paid to external service providers. External service costs decreased to $4.1 million, or 36 percent of our research and development expenses, for the three months ended June 30, 2007, compared to $5.0 million, or 43 percent of our research and development expenses, for the comparable period in 2006. This decrease was primarily due to lower external costs associated with pimavanserin following the completion of our Phase II schizophrenia co-therapy trial. We anticipate that our external service costs will increase during the second half of 2007 following the initiation in June 2007 of a pivotal trial in our Phase III program with pimavanserin for Parkinson’s disease psychosis and of a Phase IIb trial in our program with ACP-104 for schizophrenia. We expect that our research and development costs will continue to increase in future years as we continue to pursue the development of our advanced clinical programs and expand our discovery and development pipeline.

General and Administrative Expenses

General and administrative expenses totaled $3.2 million for the three months ended June 30, 2007, including $377,000 in stock-based compensation, compared to $3.1 million for the three months ended June 30, 2006, including $371,000 in stock-based compensation. Increased personnel costs during the period were largely offset by lower professional fees. We anticipate that our general and administrative expenses may increase in future periods as we support the future growth of our business and incur additional professional fees, including costs associated with our intellectual property.

Interest Income

Interest income increased to $1.9 million for the three months ended June 30, 2007 from $1.0 million for the three months ended June 30, 2006. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from sales of our common stock and, to a lesser degree, increased yields on our investment portfolio.

Comparison of the Six Months Ended June 30, 2007 and 2006

Revenues

Revenues totaled $4.0 million for the six months ended June 30, 2007 compared to $4.4 million for the comparable period of 2006, and were comprised of revenues from our collaborations with Sepracor and Allergan as well as our agreements with SMRI and other parties. This decrease in revenues was primarily due to a lower level of research funding during the extended term of our March 2003 collaboration with Allergan, which extended term became effective in March 2006. Revenues from our collaborations with Allergan totaled $1.0 million for the six months ended June 30, 2007 compared to $1.5 million for the six months ended June 30, 2006. Revenues from our collaboration agreement with Sepracor totaled $1.7 million for the six months ended June 30, 2007 compared to $1.9 million for the six months ended June 30, 2006. Revenues from our agreement with SMRI, the development period of which expired in May 2007, totaled $1.0 million for each of the six month periods.

Research and Development Expenses

Research and development expenses totaled $23.8 million for the six months ended June 30, 2007, including $1.6 million in stock-based compensation, compared to $21.1 million for the six months ended June 30, 2006, including $866,000 in stock-based compensation. This increase in expenses was primarily due to $1.8 million in increased salaries and related personnel costs and an increase in stock-based compensation. External service costs totaled $8.9 million, or 38 percent of our research and development expenses, for the six months ended June 30, 2007, compared to $8.8 million, or 42 percent of our research and development expenses, for the comparable period in 2006.

General and Administrative Expenses

General and administrative expenses totaled $6.3 million for the six months ended June 30, 2007, including $747,000 in stock-based compensation, compared to $5.9 million for the six months ended June 30, 2006, including $720,000 in stock-based compensation. The increase in general and administrative expenses was primarily due to $245,000 in increased salaries and related personnel costs and, to a lesser extent, increases in facilities and other administrative costs.

Interest Income

Interest income increased to $2.9 million for the six months ended June 30, 2007 from $1.7 million for the six months ended June 30, 2006. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from sales of our common stock and, to a lesser degree, increased yields on our investment portfolio.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments under our collaboration agreements, debt financings, and interest income. As of June 30, 2007, we had received $323.6 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $56.3 million in payments from collaboration agreements, $22.4 million in debt financing, and $15.0 million in interest income.

At June 30, 2007, we had approximately $153.9 million in cash, cash equivalents and investment securities compared to $83.3 million at December 31, 2006. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations and financial institutions. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities increased to $27.9 million for the six months ended June 30, 2007 from $16.8 million for the six months ended June 30, 2006. This increase was primarily due to an increase in our net loss, and an aggregate decrease of $6.1 million in accounts payable and accrued expenses during the six months ended June 30, 2007 compared to an aggregate increase of $2.8 million in accounts payable and accrued expenses in the comparable period of 2006. The decrease in accounts payable and accrued expenses during the six months ended June 30, 2007 was largely due to payments incurred for external service costs related to our clinical trials.

Net cash used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash used in investing activities during the six months ended June 30, 2007, relative to the comparable period of 2006, was primarily due to increased purchases of investment securities following the completion of our public offering, net of maturities of investment securities.

Net cash provided by financing activities totaled $98.1 million for the six months ended June 30, 2007, compared to $68.7 million for the six months ended June 30, 2006. This increase was primarily attributable to increased proceeds from sales of our equity securities. The net cash provided by financing activities for the six months ended June 30, 2007 consisted primarily of net proceeds received from sales of our common stock and stock option exercises, including $96.1 million received from our public offering in April 2007. The net cash provided by financing activities for the six months ended June 30, 2006 consisted primarily of $68.8 million in net proceeds received from sales of our common stock, including $59.4 million received from a public offering and $8.9 million received from the second purchase of our common stock by Sepracor, which amount did not include the $1.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain interest rates ranging from 7.97 to 10.41 percent per annum. At June 30, 2007, we had $2.5 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at June 30, 2007.

The following table summarizes our long-term contractual obligations, including interest, at June 30, 2007 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$14,490	$2,122	$6,039	$3,187	$3,142
Long-term debt	2,828	1,245	1,583	—	—

Total	$17,318	$3,367	$7,622	$3,187	$3,142

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $25.1 million of future services under these agreements as of June 30, 2007. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the results and timing of the underlying studies.

We have also entered into certain other agreements that may require us to make payments in the future and currently cannot forecast with any degree of certainty when or if we will be required to make payments under these agreements. Under our agreement with SMRI, assuming the successful development and commercialization of our drug candidate ACP-104, we are required to pay to SMRI royalties on product sales up to a specified level. Under another agreement, we have provided initial seed funding to help establish Abbey Pharmaceuticals, Inc. and have agreed to increase our investment to an aggregate of $1 million upon Abbey’s satisfaction of certain conditions. Under the terms of another agreement in which we licensed certain intellectual property rights that complement our patent portfolio, if certain conditions are met, we are required to make future payments, including milestones, royalties and sublicensing fees for compounds covered by the agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, financial institutions, and government agencies with contractual maturities of generally less than two years. If a 10 percent change in interest rates were to have occurred on June 30, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2007, we had an accumulated deficit of approximately $196.8 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Substantially all of our revenues for the six months ended June 30, 2007 were from our collaborations with Allergan and Sepracor as well as our agreements with SMRI and other parties. We anticipate that collaborations with pharmaceutical companies, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

Our drug development programs are at various stages of development and the historical rate of failures for drug candidates is extremely high. Our four proprietary clinical programs are pimavanserin for the treatment for Parkinson’s disease psychosis, pimavanserin as a co-therapy for schizophrenia, ACP-104 for the treatment of schizophrenia, and pimavanserin for the treatment for sleep maintenance insomnia. We also have neuropathic pain and glaucoma programs in collaboration with Allergan.

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

If we do not successfully complete preclinical and clinical development, we will be unable to market and sell products derived from our drug candidates and to generate product revenues. Even if we do successfully complete clinical trials, those results are not necessarily predictive of results of additional trials that may be needed before a new drug application (“NDA”) may be submitted to the FDA. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. For the six months ended June 30, 2007 and the year ended December 31, 2006, we used $27.9 million and $41.4 million, respectively, in net cash to fund our operating activities and additional cash for purchases of property and equipment and repayment of long-term debt. Our cash and investment securities totaled approximately $153.9 million at June 30, 2007. Although we believe our existing cash resources and anticipated payments from our existing collaborators will be sufficient to fund our cash requirements through 2009, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

We depend on collaborations with third parties to develop and commercialize selected drug candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected drug candidates. Substantially all of our revenues for the six months ended June 30, 2007 and the year ended December 31, 2006 were from our collaborations with Allergan and Sepracor as well as our agreements with SMRI and other parties. The ongoing research terms of our agreements with Allergan and Sepracor will end in the first quarter of 2008, unless extended by the parties. In addition, the development term of our agreement with SMRI expired May 3, 2007. We expect that nearly all of our revenues for the foreseeable future will be generated by collaborations, although there is no guarantee that revenues from our collaborations will continue at current or past levels.

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

We have collaborations with Allergan for the development of drug candidates related to neuropathic pain and opthalmic diseases, including glaucoma. Allergan currently markets therapeutic products to treat glaucoma and is engaged in other research programs related to glaucoma and other opthalmic products that are independent from our development program in this therapeutic area. Allergan is also pursuing other research programs related to pain management that are independent from our collaboration in this therapeutic area. Our collaboration with Sepracor is targeted toward the development of new drug candidates to treat central nervous system disorders. Sepracor currently is engaged in other research and development programs related to this field that are independent from our collaboration project in this therapeutic area. Competing products, either developed by our collaborators or to which our collaborators have rights, may result in the allocation of resources by our competitors to competing products and their withdrawal of support for our drug candidates or may otherwise result in lower demand for our potential products.

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

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.*

Our commercial success depends on obtaining and maintaining proprietary rights to our drug candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our drug candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Although we have filed numerous patent applications worldwide with respect to pimavanserin and ACP-104, we have been issued only a limited number of patents with respect to pimavanserin and only one foreign patent with respect to ACP-104.

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

Risks Related to Our Common Stock

Our stock price may be particularly volatile because we are a drug discovery and development company.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, including results of our clinical trials for pimavanserin, ACP-104, or our neuropathic pain and glaucoma collaborations;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding these collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

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

(a) Our 2007 Annual Meeting of Stockholders was held on June 15, 2007.

(c) The election of two nominees to serve as Class III directors on our board of directors until the 2010 Annual Meeting of Stockholders was carried out at the 2007 Annual Meeting of Stockholders. The following two Class III directors were re-elected by the votes indicated:

	For	Withheld
Gordon Binder	21,803,293	10,783,535
Leslie Iversen	32,528,019	58,809

In addition to the foregoing election results for the members of our board of directors, the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was submitted to our stockholders for approval. This appointment was ratified and approved by the following vote: 32,503,362 votes for and 77,835 votes against, with 5,631 votes abstaining. For each matter voted upon there were no broker non-votes.

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

ACADIA Pharmaceuticals Inc.

Date: August 6, 2007	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer
(on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen
Vice President and Chief Financial Officer
(on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)