Form 10-Q
period 2007-09-30
ACADIA PHARMACEUTICALS INC
filed 2007-11-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on October 31, 2007:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	36,967,340

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

T ABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	September 30, 2007	December 31, 2006(1)
Assets
Cash and cash equivalents	$23,462	$15,480
Investment securities, available-for-sale	117,500	67,775
Prepaid expenses, receivables and other current assets	3,989	2,528

Total current assets	144,951	85,783
Property and equipment, net	3,095	3,505
Other assets	300	256

Total assets	$148,346	$89,544

Liabilities and Stockholders’ Equity
Accounts payable	$2,950	$3,387
Accrued expenses	11,524	13,485
Current portion of deferred revenue	1,664	2,666
Current portion of long-term debt	1,017	996

Total current liabilities	17,155	20,534

Other long-term liabilities	202	472
Long-term debt, less current portion	1,255	1,379

Total liabilities	18,612	22,385

Commitments (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2007 and December 31, 2006; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at September 30, 2007 and December 31, 2006; 36,963,695 shares and 29,940,477 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	4	3
Additional paid-in capital	342,115	240,446
Accumulated deficit	(212,818)	(173,466)
Unearned stock-based compensation	—	(64)
Accumulated other comprehensive income	433	240

Total stockholders’ equity	129,734	67,159

Total liabilities and stockholders’ equity	$148,346	$89,544

(1)	The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Collaborative revenues	$1,957	$1,943	$5,972	$6,360

Operating expenses
Research and development (includes stock-based compensation of $805, $550, $2,414 and $1,417, respectively)	16,909	15,501	40,664	36,611
General and administrative (includes stock-based compensation of $441, $421, $1,188 and $1,141, respectively)	2,941	2,962	9,257	8,813
Provision for loss from (settlement of) litigation	—	(3,981)	—	(3,560)

Total operating expenses	19,850	14,482	49,921	41,864

Loss from operations	(17,893)	(12,539)	(43,949)	(35,504)
Interest income	1,919	1,327	4,803	2,993
Interest expense	(71)	(51)	(205)	(138)

Loss before change in accounting principle	(16,045)	(11,263)	(39,351)	(32,649)
Cumulative effect of change in accounting principle	—	—	—	51

Net loss	$(16,045)	$(11,263)	$(39,351)	$(32,598)

Net loss per common share, basic and diluted
Before change in accounting principle	$(0.43)	$(0.38)	$(1.14)	$(1.20)
Cumulative effect of change in accounting principle	—	—	—	—

Net loss per common share, basic and diluted	$(0.43)	$(0.38)	$(1.14)	$(1.20)

Weighted average common shares outstanding, basic and diluted	36,946	29,732	34,619	27,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(39,351)	$(32,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	811	603
Stock-based compensation	3,602	2,558
Amortization of investment premium/discount	(787)	—
Other	(106)	(15)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(1,391)	1,457
Other assets	(44)	2
Accounts payable	(483)	1,133
Accrued expenses	(2,035)	7,286
Accrued loss from litigation	—	(8,710)
Current portion of deferred revenue	(1,002)	(655)
Other long-term liabilities	(272)	60

Net cash used in operating activities	(41,058)	(28,879)

Cash flows from investing activities
Purchases of investment securities	(171,551)	(73,868)
Maturities of investment securities	122,827	38,791
Decrease in restricted cash	—	12,520
Purchases of property and equipment	(352)	(1,346)

Net cash used in investing activities	(49,076)	(23,903)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	98,114	68,919
Proceeds from issuance of long-term debt	754	1,033
Repayments of long-term debt	(857)	(769)

Net cash provided by financing activities	98,011	69,183

Effect of exchange rate changes on cash	105	32

Net increase in cash and cash equivalents	7,982	16,433
Cash and cash equivalents
Beginning of period	15,480	9,796

End of period	$23,462	$26,229

Supplemental schedule of noncash investing and financing activities
Unrealized gain on investment securities	$135	$146

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Costs associated with patents and patent applications for the Company’s intellectual property are included in general and administrative expenses. Such costs, which totaled $598,000 and $1.9 million in the three and nine months ended September 30, 2006, respectively, were previously included in research and development expenses and have been reclassified to general and administrative expenses in the Company’s condensed consolidated statements of operations to conform to the current period presentation.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	2,832	2,937	2,837	2,686
Antidilutive warrants to purchase common stock	1,393	1,393	1,393	1,393
Restricted vesting common stock	2	26	8	39

	4,227	4,356	4,238	4,118

3. Stock-Based Compensation

During the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense related to employee and nonemployee stock option awards and its employee stock purchase plan (the “Purchase Plan”) of $1.2 million, $3.6 million, $971,000 and $2.6 million, respectively. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based

Payment (“SFAS No. 123(R)”), using the modified prospective method on January 1, 2006, resulting in a cumulative benefit from accounting change of $51,000 during the nine months ended September 30, 2006. The Company continues to account for compensation expense for options granted to non-employees other than directors in accordance with Emerging Issues Task Force, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

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

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
Expected volatility	64%-68%	64%-65%
Risk-free interest rate	4-5%	5%
Expected forfeiture rate	6%	6%-7%
Expected dividend yield	0%	0%
Expected life of options in years	5.4-5.5	5.3-5.4

The following assumptions were used to estimate fair value for the latest offering under the Purchase Plan that commenced June 1, 2007: expected volatility of 73 to 111 percent; risk-free interest rate of 5 percent; dividend yield of 0 percent; and expected life in years of 0.5 to 2.0.

At September 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date and existing Purchase Plan rights were $6.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net loss	$(16,045)	$(11,263)	$(39,351)	$(32,598)
Unrealized gain on investment securities	80	86	135	146
Foreign currency translation gain (loss)	40	(9)	58	56

Total comprehensive loss	$(15,925)	$(11,186)	$(39,158)	$(32,396)

5. Accrued Expenses

Accrued expenses consisted of (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Accrued clinical and research services	$7,600	$9,768
Accrued compensation and benefits	3,012	2,649
Other	912	1,068

Total	$11,524	$13,485

6. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and nine months ended September 30, 2007 and 2006 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
United States	$2,085	$2,347
Europe	1,010	1,158

Total	$3,095	$3,505

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

9. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its drug candidates. The Company was contractually obligated for up to approximately $24.4 million of future services under these agreements as of September 30, 2007. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

In September 2006, the Company entered into an agreement to fully settle a previously disclosed civil action inclusive of all fees and costs, which agreement resulted in a gain of $4.0 million and $3.6 million during the three and nine months ended September 30, 2006, respectively.

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

Overview

Background

We are a biopharmaceutical company focused on the discovery, development, and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have five mid-to-late stage clinical programs and several additional programs in discovery and development. In our most advanced program, we are conducting the first pivotal Phase III trial with pimavanserin tartrate, previously referred to as ACP-103, for the treatment of Parkinson’s disease psychosis. In March 2007, we reported positive top-line results from a Phase II trial in our program with pimavanserin as a co-therapy in schizophrenia. We also have two proprietary Phase II-stage clinical programs, which are ACP-104 for the treatment of schizophrenia and pimavanserin for the treatment of sleep maintenance insomnia. We have retained worldwide commercialization rights for all four of these proprietary programs. In addition, we have a neuropathic pain program in Phase II clinical trials in collaboration with Allergan, Inc. All of the drug candidates in our product pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At September 30, 2007, we had an accumulated deficit of $212.8 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Recent Developments

We are enrolling patients in the first pivotal Phase III trial in our program with pimavanserin as a treatment for Parkinson’s disease psychosis. This double-blind, placebo-controlled trial, which was initiated in June 2007, is designed to evaluate the safety and efficacy of pimavanserin in approximately 240 patients with Parkinson’s disease psychosis.

We are enrolling patients in a Phase IIb clinical trial in our program with ACP-104 as a treatment for patients with schizophrenia. This double-blind, placebo-controlled trial, which was initiated in late-June 2007, is designed to evaluate the safety and efficacy of ACP-104 in approximately 250 patients with schizophrenia who are experiencing an acute psychotic episode.

In June 2007, we completed the full analysis of the data from our Phase II schizophrenia co-therapy trial with pimavanserin. This analysis confirmed the robustness of the top-line trial results announced in March 2007, which demonstrated several advantages of co-therapy with pimavanserin and a sub-maximal dose of risperidone. We are preparing to present data from the Phase II schizophrenia co-therapy trial in December 2007.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration and research agreements. We have entered into three separate collaboration agreements with Allergan and one with Sepracor Inc. We have also entered into a development agreement with The Stanley Medical Research Institute (“SMRI”) and smaller scale research and license agreements with other parties. As of September 30, 2007, we had received an aggregate of $56.9 million in payments under these agreements, including research funding and upfront and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements and any additional collaborations, including any upfront payments upon execution of new agreements, research funding throughout the research term of our agreements with these parties, and milestone payments contingent upon achievement of agreed-upon objectives.

Pursuant to the terms of our January 2005 collaboration agreement with Sepracor, we had received $6.7 million in research funding as of September 30, 2007. The research term of this collaboration will expire in January 2008. In connection with this collaboration, Sepracor has also purchased an aggregate of $20 million of our common stock in two $10 million tranches. We are recognizing the premium from these stock purchases as revenue as the related research activities are performed over the research term. Pursuant to our agreement with Sepracor, if certain conditions are met, we are also eligible to receive milestone payments as well as royalties on product sales, if any, resulting from our collaboration.

Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we had received an aggregate of $14.2 million in payments as of September 30, 2007, consisting of upfront fees, and research funding and related fees. This collaboration originally provided for a three-year research term, which was extended by the parties for two additional years through March 2008. While we will receive additional research funding during this extended term, we anticipate lower revenues and related research activities under this collaboration during the extension. We may also receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Pursuant to our development agreement with SMRI, we had received $5.0 million in funding as of September 30, 2007 to support the development of ACP-104. The development term of this agreement expired in May 2007.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Costs of external service providers:
Pimavanserin	$2,718	$7,890	$7,730	$14,172
ACP-104	6,404	970	9,670	3,131
Other	566	173	1,235	569

Subtotal	9,688	9,033	18,635	17,872
Internal costs	6,416	5,918	19,615	17,322
Stock-based compensation	805	550	2,414	1,417

Total research and development	$16,909	$15,501	$40,664	$36,611

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees and costs associated with legal services, accounting services and patents and patent applications for our intellectual property. Costs associated with patents and patent applications for our intellectual property, which totaled $598,000 and $1.9 million in the three and nine months ended September 30, 2006, respectively, were previously included in research and development expenses and have been reclassified to general and administrative expenses in our statement of operations to conform to the current period presentation. We anticipate that our general and administrative expenses may increase in future periods as we support the future growth of our business and incur additional professional fees, including costs associated with our intellectual property.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), using the modified prospective transition method. Under that transition method, compensation cost recognized for the three and nine months ended September 30, 2007 and 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined by using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

The value of each employee stock option and each employee stock purchase plan right is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. At September 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date and employee stock purchase plan rights existing on that date were $6.2 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

Comparison of the Three Months Ended September 30, 2007 and 2006

Revenues

Revenues totaled $2.0 million for the three months ended September 30, 2007 compared to $1.9 million for the three months ended September 30, 2006, and were comprised of revenues from our collaborations with Sepracor and Allergan as well as smaller scale research and license agreements with other parties. Revenues from our collaboration agreements with Sepracor and Allergan totaled $820,000 and $325,000, respectively, for the three months ended September 30, 2007, compared to $945,000 and $348,000, respectively, for the three months ended September 30, 2006. The ongoing research terms of our agreements with Sepracor and Allergan will end in the first quarter of 2008.

Research and Development Expenses

Research and development expenses totaled $16.9 million for the three months ended September 30, 2007, including $805,000 in stock-based compensation, compared to $15.5 million for the three months ended September 30, 2006, including $550,000 in stock-based compensation. The increase was primarily due to $655,000 in increased fees paid to external service providers and $636,000 in increased salaries and related personnel costs, partially offset by a decrease in laboratory supplies costs and other expenses. External service costs increased to $9.7 million, or 57 percent of our research and development expenses, for the three months ended September 30, 2007, compared to $9.0 million, or 58 percent of our research and development expenses, for the comparable period in 2006. This increase was primarily due to costs related to ongoing clinical trials in our advanced proprietary clinical programs, including a Phase IIb trial in our program with ACP-104 for schizophrenia and a pivotal Phase III trial in our program with pimavanserin for Parkinson’s disease psychosis. We expect that our research and development costs will continue to increase in future years as we continue to pursue the development of our advanced clinical programs and expand our discovery and development pipeline.

General and Administrative Expenses

General and administrative expenses totaled $2.9 million for the three months ended September 30, 2007, including $441,000 in stock-based compensation, compared to $3.0 million for the three months ended September 30, 2006, including $421,000 in stock-based compensation. Increased personnel and other costs during the three months ended September 30, 2007 were offset by lower professional fees. We anticipate that our general and administrative expenses may increase in future periods as we support the future growth of our business and incur additional professional fees, including costs associated with our intellectual property.

Provision for Loss From (Settlement of) Litigation

During the three months ended September 30, 2006, we recorded a gain of $4.0 million associated with an agreement we entered into to fully settle a civil action inclusive of all fees and costs.

Interest Income

Interest income increased to $1.9 million for the three months ended September 30, 2007 from $1.3 million for the three months ended September 30, 2006. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from sales of our common stock and, to a lesser degree, increased yields on our investment portfolio.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Revenues

Revenues totaled $6.0 million for the nine months ended September 30, 2007 compared to $6.4 million for the comparable period of 2006, and were comprised of revenues from our collaborations with Sepracor and Allergan as well as our agreements with SMRI and other parties. This decrease in revenues was primarily due to a lower level of research funding during the extended term of our March 2003 collaboration with Allergan and lower revenues from our agreement with SMRI, partially offset by increased revenues from smaller scale research and license agreements with other parties. Revenues from our collaborations with Allergan totaled $1.3 million for the nine months ended September 30, 2007 compared to $1.9 million for the nine months ended September 30, 2006. Revenues from our collaboration agreement with Sepracor totaled $2.5 million for the nine months ended September 30, 2007 compared to $2.8 million for the nine months ended September 30, 2006. Revenues from our agreement with SMRI totaled $1.0 million for the nine months ended September 30, 2007 compared to $1.5 million for the nine months ended September 30, 2006.

Research and Development Expenses

Research and development expenses totaled $40.7 million for the nine months ended September 30, 2007, including $2.4 million in stock-based compensation, compared to $36.6 million for the nine months ended September 30, 2006, including $1.4 million in stock-based compensation. This increase in expenses was primarily due to $2.5 million in increased salaries and related personnel costs, $998,000 in increased stock-based compensation, and $763,000 in increased external service costs, partially offset by a decrease in laboratory supplies costs. External service costs totaled $18.6 million, or 46 percent of our research and development expenses, for the nine months ended September 30, 2007, compared to $17.9 million, or 49 percent of our research and development expenses, for the comparable period in 2006.

General and Administrative Expenses

General and administrative expenses totaled $9.3 million for the nine months ended September 30, 2007, including $1.2 million in stock-based compensation, compared to $8.8 million for the nine months ended September 30, 2006, including $1.1 million in stock-based compensation. The increase in general and administrative expenses was primarily due to $398,000 in increased salaries and related personnel costs, and increased facilities and other expenses, partially offset by lower professional fees.

Provision for Loss From (Settlement of) Litigation

During the nine months ended September 30, 2006, we recorded a gain of $3.6 million associated with an agreement we entered into to fully settle a civil action inclusive of all fees and costs.

Interest Income

Interest income increased to $4.8 million for the nine months ended September 30, 2007 from $3.0 million for the nine months ended September 30, 2006. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from sales of our common stock and, to a lesser degree, increased yields on our investment portfolio.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments under our collaboration agreements, debt financings, and interest income. As of September 30, 2007, we had received $323.8 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $56.9 million in payments from collaboration agreements, $22.4 million in debt financing, and $16.9 million in interest income.

At September 30, 2007, we had approximately $141.0 million in cash, cash equivalents and investment securities compared to $83.3 million at December 31, 2006. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations and financial institutions. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity.

Net cash used in operating activities increased to $41.1 million for the nine months ended September 30, 2007 from $28.9 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in our net loss, and an aggregate decrease of $2.5 million in accounts payable and accrued expenses during the nine months ended September 30, 2007 compared to an aggregate increase of $8.4 million in accounts payable and accrued expenses in the comparable period of 2006. In addition, net cash used in operating activities during the nine months ended September 30, 2006 was impacted by an $8.7 million reduction in accrued loss from litigation related to settlement of a civil action. The decrease in accounts payable and accrued expenses during the nine months ended September 30, 2007 was largely due to payments incurred for external service costs related to our clinical trials.

Net cash used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash used in investing activities during the nine months ended September 30, 2007, relative to the comparable period of 2006, was primarily due to increased purchases of investment securities following the completion of our public offering, net of maturities of investment securities.

Net cash provided by financing activities totaled $98.0 million for the nine months ended September 30, 2007, compared to $69.2 million for the nine months ended September 30, 2006. This increase was primarily attributable to increased proceeds from sales of our equity securities. The net cash provided by financing activities for the nine months ended September 30, 2007 consisted primarily of net proceeds received from sales of our common stock and stock option exercises, including $96.1 million received from our public offering in April 2007. The net cash provided by financing activities for the nine months ended September 30, 2006 consisted primarily of $68.9 million in net proceeds received from sales of our common stock, including $59.4 million received from a public offering and $8.9 million received from the second purchase of our common stock by Sepracor, which amount did not include the $1.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain interest rates ranging from 8.16 to 10.41 percent per annum. At September 30, 2007, we had $2.3 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at September 30, 2007.

The following table summarizes our long-term contractual obligations, including interest, at September 30, 2007 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$14,160	$2,087	$6,099	$3,038	$2,936
Long-term debt	2,566	1,196	1,370	—	—

Total	$16,726	$3,283	$7,469	$3,038	$2,936

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $24.4 million of future services under these agreements as of September 30, 2007. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the results and timing of the underlying studies.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, financial institutions, and government agencies with contractual maturities of generally less than two years. If a 10 percent change in interest rates were to have occurred on September 30, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2007, we had an accumulated deficit of approximately $212.8 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Substantially all of our revenues for the nine months ended September 30, 2007 were from our collaborations with Allergan and Sepracor as well as our agreements with SMRI and other parties. We anticipate that collaborations with pharmaceutical companies, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. For the nine months ended September 30, 2007 we used $41.1 million in net cash to fund our operating activities. Our cash and investment securities totaled approximately $141.0 million at September 30, 2007 and we anticipate that this total will be greater than $120 million at December 31, 2007. Although we believe our existing cash resources and anticipated payments from our existing collaborators will be sufficient to fund our cash requirements through 2009, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

We depend on collaborations with third parties to develop and commercialize selected drug candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected drug candidates. Substantially all of our revenues for the nine months ended September 30, 2007 and the year ended December 31, 2006 were from our collaborations with Allergan and Sepracor as well as our agreements with SMRI and other parties. The ongoing research terms of our agreements with Allergan and Sepracor will end in the first quarter of 2008. In addition, the development term of our agreement with SMRI expired May 3, 2007. There is no guarantee that revenues from our collaborations will continue at current or past levels.

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

Earthquake or fire damage to our facilities could delay our research and development efforts and adversely affect our business.*

Our headquarters and research and development facilities in San Diego are located in a seismic zone, and there is the possibility of an earthquake, which could be disruptive to our operations and result in delays in our research and development efforts. In addition, while our facilities were not adversely impacted by the October 2007 fires, there is the possibility of future fires in the area. In the event of an earthquake or fire, if our facilities or the equipment in our facilities is significantly damaged or destroyed for any reason, we may not be able to rebuild or relocate our facilities or replace any damaged equipment in a timely manner and our business, financial condition, and results of operations could be materially and adversely affected. We do not have insurance for damages resulting from earthquakes. While we do have fire insurance for our property and equipment located in San Diego, any damage sustained in a fire could cause a delay in our research and development efforts and our results of operations could be materially and adversely affected.

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

•	regulatory developments in the United States and in foreign countries;

•	the announcement of, or developments in, new litigation matters; or

•	economic and political factors, including but not limited to wars, terrorism, and political unrest.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (filed as Exhibit 4.3 to Registration Statement No 333-124753).

10.1	Description of Outside Director Compensation Program, updated September 7, 2007 and to be effective commencing with our annual meeting of stockholders in June 2008.

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 5, 2007	By:	/s/ ULI HACKSELL, PH.D.
Uli Hacksell, Ph.D.
Chief Executive Officer
(on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ THOMAS H. AASEN
Thomas H. Aasen
Vice President and Chief Financial Officer
(on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)