Form 10-K
period 2007-12-31
ACADIA PHARMACEUTICALS INC
filed 2008-03-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $401 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 29, 2007 of $13.67 per share.

As of February 29, 2008, 37,059,232 shares of registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2008 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

FORM 10-K

For the Year Ended December 31, 2007

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the development of drug candidates or products, technology enhancements, possible changes in legislation, and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the discovery, development, and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have six clinical programs and several additional programs in discovery and development. In our most advanced program, we are conducting Phase III studies with pimavanserin for the treatment of Parkinson’s disease psychosis. We have reported positive results from a Phase II trial in our program with pimavanserin as a co-therapy in schizophrenia. We also have completed enrollment of a Phase IIb trial in our program with ACP-104 as a stand-alone treatment for schizophrenia. In addition, we have completed a proof-of-concept clinical study with pimavanserin for the treatment of sleep maintenance insomnia in healthy older adults. We have retained worldwide commercialization rights for our programs with pimavanserin and ACP-104. Additionally, we have a neuropathic pain program in Phase II development and a glaucoma program in Phase I studies in collaboration with Allergan, Inc. All of the drug candidates in our product pipeline emanate from discoveries made using our proprietary drug discovery platform.

Our pipeline addresses diseases that are not well served by currently available therapies and represent large potential commercial opportunities. We believe that our drug candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. Our clinical programs consist of the following:

Pimavanserin for the treatment of Parkinson’s disease psychosis. Parkinson’s disease psychosis is a debilitating psychiatric disorder that occurs in up to 40 percent of patients with Parkinson’s disease and is associated with increased caregiver burden, nursing home placement, and increased mortality. Currently, there are no therapies approved to treat Parkinson’s disease psychosis in the United States. We believe that pimavanserin may effectively treat psychosis in patients with Parkinson’s disease while allowing for optimal motor control, thereby significantly improving the quality of life for these patients. We are currently conducting the first pivotal trial and are preparing to initiate a second pivotal trial in this Phase III program.

Pimavanserin as a co-therapy for schizophrenia. Current drugs used to treat schizophrenia have substantial limitations, including inadequate efficacy and severe side effects. We believe that co-therapy with pimavanserin may result in enhanced efficacy and fewer side effects relative to existing treatments, thereby providing an improved therapy for patients with schizophrenia. We have reported positive results from a Phase II trial, which demonstrated several advantages of co-therapy with pimavanserin and a sub-maximal dose of risperidone, a commonly prescribed antipsychotic drug, including enhanced efficacy, a faster onset of antipsychotic action, and an improved side effect profile.

ACP-104 for the treatment of schizophrenia. Currently prescribed treatments do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. We believe that ACP-104 represents a promising new approach to schizophrenia therapy that combines the potential for a superior atypical antipsychotic efficacy profile with enhanced cognition. We have completed enrollment in a Phase IIb clinical trial designed to evaluate the safety and efficacy of ACP-104 in patients with schizophrenia. We expect to report top-line results from this trial in the second quarter of 2008.

Pimavanserin for the treatment of sleep maintenance insomnia. Frequent awakenings and difficulty returning to sleep are common sleep disturbances in older adults and patients with neurological and psychiatric disorders. We believe pimavanserin provides the opportunity to treat these symptoms of sleep maintenance insomnia without inducing sleep or impairing daytime functioning. We have completed a proof-of-concept clinical study that demonstrated that pimavanserin induced a statistically significant and dose-related increase in deep, or slow wave, sleep in healthy older adults.

Neuropathic pain. We have discovered a new class of compounds in collaboration with Allergan that we believe may represent a significant breakthrough in the treatment of neuropathic pain. Allergan is currently conducting Phase II development in this program.

Glaucoma. We have discovered and, in collaboration with Allergan, are developing a small molecule drug candidate for the treatment of glaucoma. Allergan is conducting Phase I testing in this program.

We have built an integrated drug discovery platform that we use to rapidly discover new compounds that may serve as potential treatments for significant unmet medical needs. Our proprietary technologies include target-based and chemistry-based technologies that we integrate with our discovery and development capabilities. We believe that the breadth of our discovery and development programs and the rapid pace at which we have discovered drug candidates provide strong validation of our proprietary platform and a basis for expanding our pipeline.

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

Our Strategy

Our goal is to become a leader in the discovery, development, and commercialization of novel small molecule drugs for the treatment of central nervous system disorders and other areas of unmet medical need. Key elements of our strategy are to:

•

Develop and commercialize our lead drug candidates. We are focused on advancing the development of our lead clinical programs with pimavanserin and ACP-104. We intend to complete development of our Phase III program with pimavanserin for the treatment of Parkinson’s disease psychosis and, if successful, participate in the commercialization of pimavanserin for this indication in the United States. We also intend to continue to advance our programs with each of pimavanserin and ACP-104 for the treatment of schizophrenia through clinical development and to commercialization through, or in collaboration with, partners.

•

Selectively establish strategic collaborations to advance and maximize the commercial potential of our pipeline. We will continue to pursue strategic collaborations to leverage the development and commercialization expertise of our partners. In therapeutic areas such as schizophrenia that involve a more extensive development program or address large primary care markets, we intend to complete late-stage clinical development and commercialization of our drug candidates through, or in collaboration with, partners. We plan to retain selected commercialization rights to certain of our products in areas where we feel they can be sold by a specialty sales force that calls on a focused group of physicians.

•

Expand our pipeline of drug candidates for the treatment of central nervous system and related disorders. We plan to continue using our drug discovery platform and expertise to expand our pipeline of drug candidates for the treatment of central nervous system and related disorders. We believe that these disorders represent significant market opportunities. We believe that our diversified pipeline of programs will mitigate the risks inherent in drug discovery and development and increase the likelihood of commercial success.

•

Maintain our technology leadership position and continue to build our development capabilities. We believe we are a leader in the discovery of small molecule drugs for central nervous system disorders. We intend to continue to maintain our proprietary discovery technologies and capabilities. We also intend to continue to expand our development capabilities as our drug candidates advance in clinical development.

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

Our Programs

Our pipeline includes six clinical programs, two IND-track development programs, where we have selected a drug candidate for development and are seeking to complete required testing in preparation for future clinical trials, and four preclinical programs, where we have not yet selected a drug candidate for development. Our programs address diseases that are not well served by currently available therapies and represent large potential commercial market opportunities. We believe that our drug candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our programs:

Program	Stage of Development	Commercialization Rights

Pimavanserin for Parkinson’s disease psychosis	Phase III	ACADIA

Pimavanserin as a co-therapy for schizophrenia	Phase II	ACADIA

ACP-104 for schizophrenia	Phase II	ACADIA

Pimavanserin for sleep maintenance insomnia	Phase II	ACADIA

AGN-XX and AGN-YY for neuropathic pain	Phase II	Allergan

AC-262271 for glaucoma	Phase I	Allergan

ACP-105 for endocrine indications	IND-track development	ACADIA

ACP-106 for neuropsychiatry and sleep indications	IND-track development	ACADIA

Serotonin program for neuropsychiatry and sleep indications	Preclinical	ACADIA

Pro-cognitive antipsychotic (PCAP) program for schizophrenia	Preclinical	ACADIA

Muscarinic program for neuropsychiatry and other indications	Preclinical	ACADIA

Cannabinoid CB1 program for obesity	Preclinical	ACADIA

Our Clinical Programs

Parkinson’s Disease Psychosis

Disease and Market Overview

Parkinson’s disease is a chronic and progressive neurological disorder that results from the degeneration of neurons in a region of the brain that controls movement. This degeneration creates a shortage of an important brain signaling chemical, or neurotransmitter, known as dopamine, rendering patients unable to initiate their movements in a normal manner. Parkinson’s disease is characterized by a number of symptoms including tremors, limb stiffness, slowness of movements, and difficulties with posture and balance. The severity of Parkinson’s disease symptoms tends to worsen over time.

According to the National Parkinson Foundation, over 1.5 million people in the United States suffer from this disease. Parkinson’s disease is more prevalent in people over 60 years of age, and the incidence of this disease is expected to increase as the average age of the population increases. Parkinson’s disease patients are currently treated with dopamine replacement therapies such as levodopa, commonly referred to as L-dopa, which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine. These therapies are relatively effective in controlling the symptoms of the disease in most patients and the use of these agents normally is required throughout the course of the disease.

Studies have suggested that up to 40 percent of patients with Parkinson’s disease will develop psychotic symptoms, commonly consisting of visual hallucinations and delusions. The development of psychosis in patients with Parkinson’s disease often disrupts their ability to perform many of the activities of daily living that keeps them independent and active. As a result, Parkinson’s disease psychosis is associated with increased caregiver burden, nursing home placement, and increased mortality.

The U.S. Food and Drug Administration, or FDA, has not approved any therapy for Parkinson’s disease psychosis. Physicians may attempt to address this disorder initially by decreasing the dose of the dopamine replacement drugs, which are administered to patients to manage the motoric symptoms of Parkinson’s disease. However, this approach is generally not effective in alleviating psychotic symptoms in most patients and is often associated with the significant worsening of motor function in these patients. Despite substantial limitations, currently marketed antipsychotic drugs, including Seroquel, are also used off-label to treat patients with Parkinson’s disease psychosis. Because antipsychotic agents worsen the preexisting brain dopamine deficit, these drugs are generally not well tolerated by patients with Parkinson’s disease at doses required to achieve antipsychotic effects.

One antipsychotic therapy that has demonstrated efficacy in reducing psychosis in patients with Parkinson’s disease without further impairing motor function is low-dose treatment with the generic drug clozapine. Our studies suggest that this unique clinical utility of clozapine arises from its potent blocking of a key serotonin receptor, a protein that responds to the neurotransmitter serotonin, known as the 5-HT2A receptor. The use of low-dose clozapine has been approved in Europe for the treatment of psychotic disorders in Parkinson’s disease. However, patients being treated with clozapine require frequent blood monitoring because clozapine is associated with the occurrence of a rare blood disorder leading to the complete loss of blood cells, known as agranulocytosis. Currently, there is a large unmet medical need for new therapies that will effectively treat psychosis in patients with Parkinson’s disease without impairing motor function.

Pimavanerin for the Treatment of Parkinson’s Disease Psychosis

Overview

Pimavanserin is a small molecule drug candidate that we discovered and are developing to treat patients with Parkinson’s disease psychosis. Pimavanserin can be taken orally and is a novel, potent, and selective 5-HT2A inverse agonist, meaning that it blocks the activity of the 5-HT2A receptor. We believe that pimavanserin may effectively treat Parkinson’s disease psychosis without impairing motor function, thereby significantly improving the quality of life for patients with Parkinson’s disease.

Development Status

We are currently conducting the first pivotal trial in our Phase III development program with pimavanserin for Parkinson’s disease psychosis. This multi-center, double-blind, placebo-controlled Phase III trial is designed to evaluate the safety and efficacy of pimavanserin in approximately 240 patients. Patients in the trial are randomized to three different study arms, which include two different doses of pimavanserin and one placebo arm. Patients receive oral doses of either pimavanserin or placebo once daily for six weeks in addition to stable doses of their existing dopamine replacement therapy. The primary endpoint of the trial is antipsychotic efficacy as measured using the Scale for the Assessment of Positive Symptoms, or SAPS. Motoric tolerability is an important secondary endpoint in the trial and is measured using the Uniform Parkinson’s Disease Rating Scale, or UPDRS.

We are also preparing to initiate a second pivotal trial in our Phase III program with pimavanserin for Parkinson’s disease psychosis. This study will be of a similar size, duration and nature as our first pivotal trial. In addition to these two pivotal trials, we are currently conducting an open-label extension study pursuant to which patients who have completed either of the pivotal trials will have the opportunity to enroll if, in the opinion of the physician, the patient may benefit from continued treatment with pimavanserin.

In 2006, we announced top-line results from a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate the efficacy, safety, and tolerability of pimavanserin in 60 patients with Parkinson’s disease psychosis. The trial met the primary endpoint, which was to demonstrate that administration of pimavanserin did not result in deterioration of the motoric function of these patients as measured by the UPDRS. Pimavanserin also showed antipsychotic effects in secondary endpoints using two different rating scales, including SAPS. Pimavanserin was safe and well tolerated in the study. In connection with this Phase II trial, we continue to conduct an open-label extension study, pursuant to which 24 patients with Parkinson’s disease psychosis have been treated with pimavanserin for at least one year, 12 of whom have been treated for at least two years.

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

According to the National Institute of Mental Health, or NIMH, approximately one percent of the population develops schizophrenia during their lifetime and more than two million people in the United States suffer from this disease. Worldwide sales of drugs used to treat schizophrenia and other psychoses approached $16 billion in 2006. Despite their commercial success, current drugs used to treat schizophrenia have substantial limitations, including inadequate efficacy and severe side effects.

The first-generation, or typical, antipsychotics that were introduced in the late-1950s block dopamine receptors. While these drugs are effective against positive symptoms of schizophrenia in many patients, they also induce disabling motor disturbances, including akathisia, an extremely distressful condition characterized by feelings of inner restlessness and an urge to move. Typical antipsychotics fail to address or worsen most of the negative symptoms of schizophrenia and their use has decreased in the United States and Europe.

Most schizophrenia patients in the United States today are treated with second-generation, or atypical, antipsychotics, which induce fewer motor disturbances than typical antipsychotic agents, but still fail to address most of the negative symptoms of schizophrenia. In addition, currently prescribed treatments do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. Clozapine, more so than other atypical antipsychotics, appears to have the ability to partially address cognitive disturbances in some patients. It is believed that the efficacy of atypical antipsychotics is due to their interactions with dopamine and 5-HT2A receptors. The side effects induced by the atypical agents may include weight gain, non-insulin dependent (type II) diabetes, cardiovascular side effects, and motor disturbances, including akathisia. We believe that these side effects arise either from non-essential receptor interactions or from excessive dopamine blockade.

The limitations of currently available antipsychotics result in poor patient compliance. A study conducted by the NIMH, which was published in The New England Journal of Medicine in September 2006, found that 74 percent of patients taking typical or atypical antipsychotics discontinued treatment within 18 months because of side effects or lack of efficacy. We believe there is a large unmet medical need for new therapies that have a broadened efficacy profile that extends beyond the positive symptoms, such as effects on the negative symptoms and cognitive deficits, and induce fewer side effects.

We have two development programs that we believe offer innovative therapeutic solutions to major unmet medical needs in schizophrenia.

Pimavanserin as a Co-Therapy for Schizophrenia

Overview

We are developing pimavanserin as a co-therapy to be used together with other antipsychotic drugs to treat schizophrenia. We believe that co-therapy with pimavanserin may result in enhanced efficacy and fewer side effects relative to existing treatments, thereby providing an improved therapy for patients with schizophrenia and related psychiatric disorders. Pimavanserin can be taken orally and is a novel, potent, and selective 5-HT2A inverse agonist. By adding pimavanserin to a low dose of an antipsychotic drug, we believe that the optimal relationship between 5-HT2A blockade and partial dopamine receptor blockade can be achieved with a range of existing antipsychotic drugs.

Development Status

In 2007, we reported positive results from a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate the ability of pimavanserin when used as a co-therapy together with low doses of either risperidone, an atypical antipsychotic drug, or haloperidol, a typical antipsychotic drug, to treat patients with schizophrenia. We enrolled a total of 423 patients with schizophrenia in the Phase II trial. The results of the trial demonstrated several advantages of co-therapy with pimavanserin and a sub-maximal dose of risperidone. These advantages included enhanced efficacy (comparable efficacy to high-dose risperidone plus placebo), a faster onset of antipsychotic action, and an improved side effect profile, including less weight gain.

We also have completed two earlier clinical trials in our program with pimavanserin as a co-therapy for schizophrenia. In 2005, we reported top-line results of a double-blind, placebo-controlled Phase II clinical trial designed to evaluate the ability of pimavanserin to treat haloperidol-induced akathisia in patients with schizophrenia. In 2004, we reported results of a clinical study designed to assess the ability of pimavanserin to reduce side effects associated with drug treatment with haloperidol in healthy volunteers.

ACP-104 as a Stand-Alone Treatment for Schizophrenia

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

Development Status

We have completed enrollment in a multi-center, double-blind, placebo-controlled Phase IIb trial designed to evaluate the safety and efficacy of ACP-104 in patients with schizophrenia who are experiencing an acute psychotic episode. A total of 248 patients were enrolled in the trial. Patients were randomized to one of three study arms, which included two different doses of ACP-104 and one placebo arm, for six weeks. The primary endpoint of the trial is antipsychotic efficacy as measured using the Positive and Negative Syndrome Scale, or PANSS, an industry standard rating scale commonly used in schizophrenia trials. We expect to report top-line results from this trial during the second quarter of 2008.

We have completed four initial studies of ACP-104 involving a total of 83 patients with schizophrenia. These studies included a single ascending-dose study, a 14-day multiple ascending-dose study, a single-dose positron emission tomography, or PET, study, and a food-effect study. The results of these studies demonstrated that ACP-104 was well tolerated, initial signals of antipsychotic effects, as indicated by clinically meaningful reductions in PANSS scores, were observed within the tolerated dose range of ACP-104, and no food effect was observed.

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

Sleep Maintenance Insomnia

Disease and Market Overview

Chronic insomnia, a sleep disorder lasting a month or more, is estimated to affect about 10 percent of the U.S. adult population. A significant portion of insomnia patients complain of frequent awakenings during the night and difficulty returning to sleep, which may be referred to as sleep maintenance insomnia. Patients with sleep maintenance insomnia may experience a number of problems, including a lack of energy, difficulty concentrating, irritability, and impairment of daytime functioning. The prevalence of sleep disorders appears to increase with advancing age. In particular, slow wave sleep, which is the deepest and most restorative sleep, normally decreases with age, and this may contribute to an increase in sleep maintenance insomnia. There is also an increased incidence of sleep maintenance insomnia in patients with neurological and psychiatric disorders.

Sales of prescription drugs used to treat insomnia in major markets were estimated at approximately $3.9 billion in 2006. Most of the currently marketed therapies for insomnia are sedatives that are designed primarily to address sleep onset and have limitations in treating the symptoms of sleep maintenance insomnia. Most of these therapies work by interacting with gamma-aminobutyric acid, or GABA, receptors in the brain and may be associated with side effects including the risk of developing tolerance to the drug and the potential for causing lethargy upon awakening, referred to as a hangover effect. In addition, drugs that work by activating the GABA receptors are designated by the Drug Enforcement Administration as controlled substances due to their potential for abuse. We believe that there is a large unmet medical need for new therapies that can treat the symptoms of sleep maintenance insomnia without impairing daytime functioning.

Pimavanserin for Sleep Maintenance Insomnia

Overview

We believe that pimavanserin and other 5-HT2A inverse agonists generated in our serotonin program may provide sleep maintenance insomnia patients with a novel type of sleep therapy without the limitations of most of the current sleep-inducing agents.

Development Status

In 2006, we announced positive top-line results from a proof-of-concept clinical study designed to assess the effect of pimavanserin on slow wave sleep in 45 healthy volunteers ranging in age from 40 to 64. The results of the study demonstrated that pimavanserin induced a statistically significant and dose-related increase in slow wave sleep. In addition, pimavanserin had a positive impact on measures for sleep maintenance, including decreases in the number of awakenings after sleep onset and in the time awake after sleep onset, referred to as WASO. Pimavanserin also did not alter latency to sleep onset and did not impair daytime functioning. Pimavanserin was safe and well tolerated in the study.

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

Drugs such as opioid painkillers and non-steroidal anti-inflammatory agents that are effective in treating inflammatory and acute pain usually are not effective in treating neuropathic pain. Opioid painkillers also have significant adverse side effects that limit their usefulness, including respiratory depression, nausea, vomiting, dizziness, sedation, mental clouding, constipation, urinary retention, and severe itching. In addition, prolonged chronic use of opioid painkillers can lead to the need for increasing dosage and potentially to addiction. Neurontin, the first product to be approved by the FDA for the treatment of neuropathic pain, is now generic. Currently, the leading drugs approved for neuropathic pain indications include Lyrica, the successor to Neurontin, and Cymbalta. Lyrica had worldwide sales of $1.8 billion in 2007. Cymbalta, indicated for treatment of diabetic peripheral neuropathic pain as well as treatment of major depressive disorder, had worldwide sales of $2.1 billion in 2007. We believe that there is a large unmet medical need for new therapies with improved efficacy and side effect profiles.

Our Drug Candidates for Neuropathic Pain

In collaboration with Allergan, we have discovered and are developing a new class of small molecule drug candidates that we believe provide the potential for a significant breakthrough in the treatment of neuropathic pain. Using our proprietary drug discovery platform, we identified a previously unappreciated target for neuropathic pain, which is an alpha adrenergic receptor. We have discovered and are developing orally active, small molecule drug candidates that selectively activate this target. Our novel alpha adrenergic agonists provide highly effective pain relief in a wide range of preclinical models, without the side effects of current pain therapies, including sedation and cardiovascular and respiratory effects. Allergan has demonstrated that these drug candidates are highly potent and efficacious when administered orally in relevant animal models and are more efficacious than Neurontin in preclinical models at approximately 300-fold lower doses. Allergan is currently conducting Phase II development in this program.

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

AC-262271 for Treatment of Glaucoma

We have discovered and, in collaboration with Allergan, are developing AC-262271, a small molecule drug candidate for the treatment of glaucoma. Using our proprietary drug discovery platform, we identified a subtype of the muscarinic receptors that controls intraocular pressure and discovered lead compounds that selectively activate this target. In a primate model of glaucoma, AC-262271 demonstrated efficacy and a long duration of action. Allergan is conducting Phase I studies with AC-262271.

Our IND-Track Development and Preclinical Programs

In addition to our clinical programs, we have two programs in IND-track development, where we have selected a drug candidate for development and are seeking to complete required development testing in preparation for future clinical trials. We also have four programs that are in preclinical testing where we have not yet selected a drug candidate for development. The following summarizes our IND-track development and preclinical programs.

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

ACP-106 for Neuropsychiatry and Sleep Indications and Our Serotonin Preclinical Program

We have used our serotonin program to generate new drug candidates to treat neuropsychiatric and related central nervous system disturbances as well as sleep maintenance insomnia. We discovered pimavanserin, a potent and selective 5-HT2A inverse agonist, in this program. In addition to pimavanserin, we have discovered a large number of compounds having diverse pharmacological, chemical and pharmaceutical properties that interact with the 5-HT2A receptor. These novel 5-HT2A inverse agonists may serve as back-up or follow-on molecules for pimavanserin.

We have nominated ACP-106, a potent and selective 5-HT2A inverse agonist, as a clinical candidate. ACP-106 belongs to a class of molecules that is structurally different than pimavanserin. We have initiated development of ACP-106 and intend to complete required testing in preparation for potential clinical trials. We believe that ACP-106 and other compounds in our serotonin preclinical program provide us with a strong foundation and may enable us to more broadly pursue a range of potential therapeutic indications suitable with this mechanism of action.

PCAP Preclinical Program

We have discovered a series of novel lead compounds that provide the potential for a new class of pro-cognitive antipsychotic drugs. These compounds differ structurally from ACP-104, but like ACP-104, they combine muscarinic m1 agonism with actions on both dopamine and serotonin receptors. These novel compounds demonstrate robust effects in animal models of psychosis and pro-cognitive effects in preclinical models of cognition. We are currently seeking to identify a clinical candidate for further development in this program.

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

Cannabinoid CB1 Preclinical Program

We have discovered structurally novel lead compounds that potently and selectively block the cannabinoid CB1 receptor. The CB1 receptor is predominantly expressed in the central nervous system and has a key role in regulating appetite and other reward-based behaviors. Blockade of CB1 receptors may lead to novel treatments for obesity and substance abuse. CB1 receptor antagonists may also be useful in the treatment of disorders associated with cognitive deficits. We have discovered proprietary compounds that are potent and selective for the CB1 receptor, are active following oral dosing in preclinical animal models, and are well tolerated at high doses.

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

Our Drug Discovery Approach

Our drug discovery approach is designed to introduce chemistry at an early stage in the drug discovery process and enable selection of the most attractive, drug-like chemistries for desired targets that we validate with past clinical experience. A key to our discovery approach is our set of proprietary functional test systems, or assays, that we have developed focused on members of three important gene families, G-protein coupled receptors, or GPCRs, nuclear receptors, or NRs, and tyrosine kinase linked receptors, or RTKs. We believe that these gene families represent the most relevant and feasible targets for small molecule drug discovery. We use our proprietary assays to validate drug targets and to discover novel small molecule drug candidates that are specific for these targets using two complementary approaches.

Our first approach is to validate potential drug targets. We profile our collection of reference drugs, primarily consisting of currently and formerly marketed central nervous system drugs, over a range of targets in our functional assays to link clinical and physiological effects of drugs with specific drug targets. Using our reference-drug approach, we are able to identify key drug targets that are validated with past clinical experience as well as the targets that we believe are responsible for various side effects of these drugs. Our discoveries of pimavanserin and ACP-104 resulted from the successful application of our reference-drug approach.

Our second approach is to broadly screen a number of targets for the most attractive small molecule chemistries. These chemistries may be prioritized and used as starting points for our drug discovery programs. Using this approach, we discovered that one of our target-specific chemistries demonstrated activity in preclinical models of neuropathic pain, providing the starting point for our collaborative neuropathic pain clinical program. Similarly, one of our selective muscarinic agonists was active in a glaucoma model without showing classical side effects, providing the starting point for our collaborative glaucoma development program.

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

Proprietary Receptor Assay Platforms

Our scientists have cloned the genes for the majority of the targets in the G-protein coupled receptor, nuclear receptor and tyrosine kinsase gene families. These represent some of the largest families of genes targeted by known drugs. Our R-SAT assay system has enabled the building of functional assays for a large number of these genes. We also have developed assays for several additional targets in other relevant gene families.

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

Drug Discovery Opportunities

Our proprietary drug discovery platform has generated a range of novel chemistries that we believe will continue to provide us with starting points for additional programs. Using these target-specific chemistries, we have established a portfolio of proprietary drug discovery assets and projects in multiple therapeutic areas. In each of these areas, we have identified novel chemistries for different drug targets that we believe play an important role in these major diseases. Our discovery projects aim to answer specific scientific questions using relatively limited synthetic chemistry and biological efforts. When all key criteria have been fulfilled, these earlier-stage discovery projects may be advanced into preclinical programs.

Collaboration Agreements

We have established three separate collaboration agreements with Allergan and a technology license agreement with Aventis to leverage our drug discovery platform and related assets and to commercialize selected drug candidates. Our collaborations have included upfront payments at initiation of the collaboration, which may be in the form of an equity investment, research support during the term, milestone payments upon successful completion of specified development objectives, and royalties based upon sales, if any, of drugs developed under the collaboration. Our current agreements are as follows:

Allergan

In March 2003, we entered into a collaboration agreement with Allergan to discover, develop, and commercialize new therapeutics for ophthalmic and other indications. The agreement originally provided for a three-year research term, which has been extended by the parties through March 2009. As of December 31, 2007, we had received an aggregate of $14.5 million under the agreement, consisting of an upfront payment, and research funding and related fees. During the extended research term, Allergan is entitled to exclusively license specified chemistry and related assets for development and commercialization. If we grant Allergan such an exclusive license, we would be eligible to receive license fees and milestone payments upon the successful achievement of agreed upon clinical and regulatory objectives as well as royalties on future product sales, if any, worldwide. Assuming the license and successful development of a product in the area of eye care, we could receive up to approximately $13.5 million in aggregate license fees and milestone payments per product under the agreement, excluding product royalties.

In July 1999, we entered into a collaboration agreement with Allergan to discover, develop and commercialize selective muscarinic drugs for the treatment of glaucoma based on our compounds. Under this agreement, we provided our chemistry and discovery expertise to enable Allergan to select a compound for development. We granted Allergan exclusive worldwide rights to commercialize products based on this compound for the treatment of ocular disease, which program is currently in Phase I testing. As of December 31, 2007, we had received an aggregate of $9.3 million in payments under the agreement, consisting of upfront fees, research funding and milestone payments. We are eligible to receive additional milestone payments of up to $15 million in the aggregate as well as royalties on future product sales worldwide, if any. Allergan may terminate this agreement upon 90 days’ notice. However, if terminated, Allergan’s rights to the selected compound would revert to us.

In September 1997, we entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for neuropathic pain, which program is currently in Phase II testing, and ophthalmic indications. This agreement was amended in conjunction with the execution and subsequent amendments of the March 2003 collaboration agreement, and provides for the continued development of drug candidates for one target area. We are restricted from conducting competing research in that target area. Pursuant to the agreement, we granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. We had received an aggregate of $10.5 million in research funding and milestone payments through December 31, 2007. We are eligible to receive additional milestone payments of up to $10.0 million in the aggregate as well as royalties on future product sales worldwide, if any. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in us.

The general terms of our collaboration agreements with Allergan continue until the later of the expiration of the last to expire patent covering a drug candidate licensed under the collaboration and at least 10 years from the date of first commercial sale of a drug candidate. In addition, each of our Allergan collaboration agreements includes a research term that is shorter but may be renewed if agreed to by the parties.

Aventis

In July 2002, we entered into an agreement with Aventis under which we have licensed a portion of our technology for their use in a specified area that we are not pursuing presently.

Intellectual Property

We currently hold 20 issued U.S. patents and 123 issued foreign patents. All of these patents originated from us. In addition, we have 104 provisional and utility U.S. patent applications and 316 foreign patent applications.

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

Pimavanserin

Two U.S. patents have been issued to us that provide generic coverage for pimavanserin. We have 26 issued foreign patents that generally cover pimavanserin, including patents in 21 European countries, Australia, Hong Kong, New Zealand, Singapore and South Africa. We continue to prosecute patent applications directed to pimavanserin and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide.

ACP-104

ACP-104 is formed in the body from clozapine and its structure was known prior to our filing of patent applications relating to its use to treat certain conditions. Accordingly, we will not be able to obtain composition of matter patents directed to the form of ACP-104 known prior to the filing of our patent applications. We have filed patent applications with claims that are directed to the use of ACP-104 as a treatment for neuropsychiatric diseases, either alone or in combination with various other agents. In addition, we have filed patent applications directed to methods of synthesis of ACP-104 and various crystalline polymorphs thereof. We are aware of an issued patent, not owned by us, that claims the use of ACP-104 as an analgesic.

Our Drug Discovery Platform

Our core R-SAT technology is protected by four issued U.S. patents and 20 foreign patents.

Other Drug Candidates

We have nine issued U.S. patents with claims for compounds that affect muscarinic receptor activity. We also have three issued U.S. patents for compounds (other than pimavanserin) from our serotonin program. We continue to pursue patent applications in these areas in other countries.

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

Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Zyprexa is the market leader with worldwide sales of $4.8 billion in 2007. While proven effective in schizophrenia and bipolar mania, it produces a variety of adverse events including weight gain, orthostatic hypertension, and other side effects.

Our potential products for the treatment of sleep maintenance insomnia would compete with Ambien and Ambien CR, marketed by Sanofi-Aventis, Lunesta, marketed by Sepracor, Sonata, marketed by King Pharmaceuticals, Inc., Rozerem, marketed by Takeda Pharmaceuticals North America, Inc., and various benzodiazepines. Ambien is the current market leader with worldwide sales of approximately $1.8 billion in 2007.

Our potential products for the treatment of neuropathic pain would compete with Neurontin and Lyrica, each marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as with a variety of generic or proprietary opioids. In 2003, Neurontin was the first product to be approved by the FDA for the treatment of neuropathic pain. Currently, the leading drugs approved for neuropathic pain indications include Lyrica, the successor to Neurontin, and Cymbalta. Lyrica had worldwide sales of $1.8 billion in 2007. Cymbalta, indicated for treatment of diabetic peripheral neuropathic pain as well as treatment of major depressive disorder, had worldwide sales of $2.1 billion in 2007.

Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan. Xalatan is the leading drug for glaucoma treatment and had worldwide sales in excess of $1.6 billion in 2007. It is an effective anti-glaucoma agent but frequently causes an increased pigmentation of the iris that may lead to a change of iris color. Other side effects of Xalatan include blurred vision and burning and stinging sensations in the eye.

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

Government Regulation

The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any new drug developed by us must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug, and Cosmetic Act, as amended. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. None of our drug candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy, expensive and uncertain.

In the United States, drug candidates are tested in animals until adequate proof of safety is established. Clinical trials for new drug candidates are typically conducted in three sequential phases that may overlap. Phase I trials involve the initial introduction of the drug candidate into healthy human volunteers. The emphasis of Phase I trials is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the compound for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes. Before commencing clinical investigations in humans, we or our collaborators must submit to the FDA an Investigational New Drug Application, or IND.

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

To establish a new drug candidate’s safety and efficacy, the FDA requires companies seeking approval to market a drug product to submit extensive preclinical and clinical data, along with other information, for each indication. The data and information are submitted to the FDA in the form of a New Drug Application, or NDA. Generating the required data and information for an NDA takes many years and requires the expenditure of substantial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process. The failure to demonstrate adequately the quality, safety and efficacy of a drug candidate under development would delay or prevent regulatory approval of the drug candidate. We cannot assure you that, even if clinical trials are completed, either our collaborators or we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 60 days following submission of the NDA. If deemed sufficiently complete to permit a substantive review, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal goals of six months for priority review for NDAs that cover drug candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 10 months for the standard review of non-priority NDAs. However, the FDA is not legally required to complete its review within these periods and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, may not be an actual approval but an “action letter” that describes additional work that must be done before the NDA can be approved. The FDA’s review of an NDA may involve review and recommendations by an independent FDA advisory committee.

Before receiving FDA approval to market a potential product, we or our collaborators must demonstrate through adequate and well-controlled clinical studies that the potential product is safe and effective on the patient population that will be treated. If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, FDA approval may entail ongoing requirements for post-marketing studies. Even if approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continuing review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including labeling changes, costly recalls or withdrawal of the product from the market.

Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Unacceptable toxicities or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or during clinical trials of our potential products. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates. Further, such unacceptable toxicity or side effects could ultimately prevent a potential product’s approval by the FDA or foreign regulatory authorities for any or all targeted indications or limit any labeling claims, even if the product is approved.

We and our collaborators and contract manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our potential products. The FDA may conclude that we or our collaborators or contract manufacturers are not in compliance with applicable good manufacturing practice requirements and other FDA regulatory requirements.

If the product is approved, we must also comply with post-marketing requirements, including, but not limited to, compliance with the Prescription Drug Marketing Act and post-marketing safety surveillance. In addition, we are subject to state regulation including, but not limited to, implementation of corporate compliance programs and gift reporting to healthcare professionals.

Outside of the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA marketing approval discussed above.

Drugs for Serious or Life-Threatening Illnesses

The Federal Food, Drug and Cosmetic Act, as amended, and FDA regulations provide certain mechanisms for the accelerated “Fast Track” approval of potential products intended to treat serious or life-threatening illnesses which have been studied for safety and effectiveness and which demonstrate the potential to address unmet medical needs. These procedures permit early consultation and commitment from the FDA regarding the preclinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, NDAs to be approved on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. Certain potential products employing our technology might qualify for this accelerated regulatory procedure. Even if the FDA agrees that these potential products qualify for accelerated approval procedures, the FDA may deny approval of our drugs or may require that additional studies be required before approval. The FDA may also require us to perform post-approval, or Phase IV, studies as a condition of such early approval. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the potential product.

Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health & Human Services, including, for example, the Office of Inspector General, and state and local governments. For example, if a drug product is reimbursed by Medicare, Medicaid or other federal or state health care programs, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, and similar state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Marketing, Sales and Distribution

We currently have limited marketing and no sales or distribution capabilities. In order to commercialize any of our drug candidates, we must develop these capabilities internally or through collaboration with third parties. In selected therapeutic areas where we feel that our drug candidates can be commercialized by a specialty sales force that calls on a limited and focused group of physicians, we plan to participate in the commercialization of our drug candidates. In therapeutic areas that require a large sales force selling to a large and diverse prescribing population, we plan to partner our drug candidates for commercialization.

Manufacturing

We outsource and plan to continue to outsource manufacturing responsibilities for our existing and future drug candidates for development and commercial purposes. The production of pimavanserin and ACP-104 employs small molecule synthetic organic chemistry procedures that are standard in the pharmaceutical industry. Our collaboration agreements provide for our partners to arrange for the production of our drug candidates for use in clinical trials and potential commercialization.

Employees

At December 31, 2007, we had 143 employees, of whom 51 hold Ph.D. or other advanced degrees. Of our total workforce, 114 are engaged in research and development activities and 29 are engaged in business development, finance and administration. 102 of our employees are located in the United States and 41 are located in Sweden. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Research and Development Expenses

Our research and development expenses were $57.9 million in 2007, $49.4 million in 2006, and $30.3 million in 2005.

Long-Lived Assets

Information regarding long-lived assets by geographic area is as follows:

	As of December 31,
	2007	2006	2005
	(in thousands)
United States	$2,090	$2,347	$1,285
Europe	958	1,158	998

Total	$3,048	$3,505	$2,283

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

We have experienced significant net losses since our inception. As of December 31, 2007, we had an accumulated deficit of approximately $229.9 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Substantially all of our revenues for the year ended December 31, 2007 were from our collaborations with Allergan and Sepracor as well as our agreements with other parties. We anticipate that collaborations with pharmaceutical companies, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

Our drug development programs are at various stages of development and the historical rate of failures for drug candidates is extremely high. Our four proprietary clinical programs are pimavanserin for the treatment of Parkinson’s disease psychosis, pimavanserin as a co-therapy for schizophrenia, ACP-104 for the treatment of schizophrenia, and pimavanserin for the treatment of sleep maintenance insomnia. We also have neuropathic pain and glaucoma clinical programs in collaboration with Allergan.

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

We have consumed substantial amounts of capital since our inception. For the year ended December 31, 2007 we used $54.9 million in net cash to fund our operating activities. Our cash and investment securities totaled approximately $126.9 million at December 31, 2007. Although we believe our existing cash resources and anticipated payments from our existing collaborators will be sufficient to fund our cash requirements through 2009, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected drug candidates. Substantially all of our revenues for the year ended December 31, 2007 were from our collaborations with Allergan and Sepracor as well as our agreements with other parties. The term of our collaboration agreement with Sepracor ended in January 2008 and the ongoing research term of our agreements with Allergan will end in late-March 2009. There is no guarantee that revenues from our collaborations will continue at current or past levels.

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

The continuation of our collaborations is dependent on our collaborators’ periodic renewal of the governing agreements. Allergan can terminate our existing collaborations under specific circumstances, including in some cases the right to terminate upon notice. We may not be able to renew our existing collaborations on acceptable terms, if at all. We also face competition in our search for new collaborators.

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

We have incurred, and expect to continue to incur, significant costs as a result of laws and regulations relating to corporate governance and other matters.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our drug candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our drug candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Although we have filed numerous patent applications worldwide with respect to pimavanserin and ACP-104, we have been issued only a limited number of patents with respect to pimavanserin and only two foreign patents with respect to ACP-104.

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

In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our drug candidates. In addition, U.S. patent laws may change which could prevent or limit the Company from filing patent applications or patent claims to protect its products and/or technologies.

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

•	regulatory developments in the United States and in foreign countries;

•	the announcement of, or developments in, any litigation matters; or

•	economic and political factors, including but not limited to wars, terrorism, and political unrest.

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Holders of a significant number of shares of our common stock, from investments made when we were a private company, have rights to cause us to file a registration statement on their behalf or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. In addition, we included all of the 1.9 million shares of our common stock purchased by Sepracor in a registration statement that we filed in January 2006. Our stock price may decline as a result of the sale of the shares of our common stock included in these registration statements.

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

Item 1B. Unresolved Staff Comments.

This item is not applicable.

Item 2. Properties.

Our primary facilities consist of approximately 53,000 square feet of leased research and office space located in San Diego, California. The lease covering the primary building for our headquarters and laboratories in San Diego, comprising approximately 29,000 square feet, has been amended to include an additional 24,000 square feet of office and other space. These properties are leased through the end of 2012, with options to extend. We also have the right to early terminate the lease with respect to the primary building and/or the additional space. We also lease another facility in San Diego that covers approximately 8,000 square feet of laboratory, office, and other space. That lease is through December 2010, with an option to extend and also provides us with a right to terminate early. We have leased approximately 30,000 square feet of chemistry research and development space in a single facility in Malmö, Sweden. Our Swedish lease commenced in June 2005 and has a ten-year term with a five-year renewal provision. We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings.

This item is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “ACAD”. The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ Global Market for the periods indicated.

2006	High	Low
First Quarter	$17.94	$9.60
Second Quarter	$16.23	$7.60
Third Quarter	$8.81	$5.07
Fourth Quarter	$10.55	$8.10

2007
First Quarter	$16.84	$6.63
Second Quarter	$17.08	$12.20
Third Quarter	$17.33	$13.14
Fourth Quarter	$16.56	$9.95

As of February 29, 2008, there were approximately 78 stockholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Item 6. Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheet at December 31, 2007 and 2006 and the related consolidated statements of operations for the three years ended December 31, 2007 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Collaborative revenues	$7,555	$8,133	$10,956	$4,604	$7,378

Operating expenses(1):
Research and development	57,942	49,398	30,336	23,885	17,402
General and administrative	12,267	11,349	10,205	6,814	3,716
Provision for loss from (settlement of) litigation	—	(3,560)	6,221	—	—

Total operating expenses	70,209	57,187	46,762	30,699	21,118

Loss from operations	(62,654)	(49,054)	(35,806)	(26,095)	(13,740)
Interest income	6,532	4,153	1,851	607	360
Interest expense	(268)	(198)	(180)	(429)	(712)

Loss before change in accounting principle	(56,390)	(45,099)	(34,135)	(25,917)	(14,092)
Cumulative effect of change in accounting principle	—	51	—	—	—

Net loss	$(56,390)	$(45,048)	$(34,135)	$(25,917)	$(14,092)

Net loss available to common stockholders	$(56,390)	$(45,048)	$(34,135)	$(17,330)	$(1,813)

Net loss per common share, basic and diluted	$(1.60)	$(1.61)	$(1.55)	$(1.67)	$(1.24)

Weighted average shares used in computing net loss per common share, basic and diluted(2)	35,211	27,923	22,014	10,353	1,459

Net loss available to participating preferred stockholders	$—	$—	$—	$(8,587)	$(12,279)

Net loss per participating preferred share, basic and diluted	$—	$—	$—	$(0.87)	$(1.46)

Weighted average participating preferred shares outstanding, basic and diluted(2)	—	—	—	9,901	8,412

(1)	As described in Note 2 of the notes to our consolidated financial statements appearing elsewhere in this report, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.
(2)	Please see Note 2 of the notes to our consolidated financial statements for an explanation of the determination of the number of shares used in computing per share data. All amounts reflect a 1-for-2 reverse stock split effected by us on May 25, 2004 in connection with our initial public offering.

	At December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$126,858	$83,255	$55,521	$35,927	$27,214
Working capital	111,966	65,249	38,424	29,178	20,046
Total assets	134,584	89,544	62,506	40,365	31,693
Long-term debt, less current portion	1,156	1,379	892	1,044	1,624
Convertible preferred stock	—	—	—	—	74,514
Total stockholders’ equity (deficit)	113,934	67,159	39,371	30,680	(52,671)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements, which involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, proprietary and external programs, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Forward-looking statements are not guarantees of performance. Actual results or events may differ materially from those anticipated in our forward-looking statements as a result of various factors, including those set forth under the section captioned “Risk Factors” elsewhere in this report. Information in the following discussion for a yearly period means for the year ended December 31 of the indicated year.

Overview

Background

We are a biopharmaceutical company focused on the discovery, development, and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently have six clinical programs and several additional programs in discovery and development. In our most advanced program, we are conducting Phase III studies with pimavanserin for the treatment of Parkinson’s disease psychosis. We have reported positive results from a Phase II trial in our program with pimavanserin as a co-therapy in schizophrenia. We also have completed enrollment of a Phase IIb trial in our program with ACP-104 as a stand-alone treatment for schizophrenia. In addition, we have completed a proof-of-concept clinical study with pimavanserin for the treatment of sleep maintenance insomnia in healthy older adults. We have retained worldwide commercialization rights for our programs with pimavanserin and ACP-104. Additionally, we have a neuropathic pain program in Phase II development and a glaucoma program in Phase I studies in collaboration with Allergan, Inc. All of the drug candidates in our product pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At December 31, 2007, we had an accumulated deficit of $229.9 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan and one with Sepracor. We have also entered into a development agreement with The Stanley Medical Research Institute (“SMRI”) and smaller scale collaboration and license agreements with other parties. As of December 31, 2007, we had received an aggregate of $57.9 million in payments under these agreements, including research funding and related fees and upfront and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements and any additional collaborations, including any upfront payments upon execution of new agreements, research funding throughout the research term of our agreements with these parties, and milestone payments contingent upon achievement of agreed-upon objectives.

Pursuant to the terms of our March 2003 collaboration agreement with Allergan, we had received an aggregate of $14.5 million in payments as of December 31, 2007, consisting of upfront fees, and research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2009. We are also a party to two other collaboration agreements with Allergan, pursuant to which we are currently pursing the clinical development of drug candidates in the areas of neuropathic pain and glaucoma. We are eligible to receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan.

Pursuant to the terms of a three-year collaboration agreement with Sepracor entered into in January 2005, we had received $6.7 million in research funding as of December 31, 2007. The term of this collaboration ended in January 2008. In connection with this collaboration, Sepracor purchased an aggregate of $20 million of our common stock in two $10 million tranches. In January 2005, Sepracor purchased the first $10 million of our common stock at a 40 percent premium to the 30-day trailing average closing price, resulting in a premium of $3.1 million. In January 2006, Sepracor completed the second $10 million purchase of our common stock at a 25 percent premium to the 30-day trailing average closing price at that time, resulting in a premium of $1.1 million. We have recognized the premium from these stock purchases as revenue as the related research activities were performed over the research term. Pursuant to the terms of a development agreement with SMRI, which expired in May 2007, we received an aggregate of $5 million in funding to support the development of ACP-104.

Each of our collaboration agreements is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in the case of one of our agreements with Allergan, if we have a change in control. Upon the conclusion of the research term under each agreement, our collaborator may terminate the agreement by notice.

Research and Development Expenses

Our research and development expenses consist primarily of salaries and related personnel expenses, fees paid to external service providers, laboratory supplies and costs for facilities and equipment. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced clinical and preclinical programs. We are responsible for all costs incurred in the development of both pimavanserin and ACP-104, as well as the costs associated with our other proprietary programs. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in our clinical programs for neuropathic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that costs associated with external service providers are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
Costs of external service providers:
Pimavanserin	$10,932	$18,930	$7,301
ACP-104	16,480	3,722	1,380
Other	1,604	1,529	1,050

Subtotal	29,016	24,181	9,731
Internal costs	26,205	23,351	19,865
Stock-based compensation	2,721	1,866	740

Total research and development	$57,942	$49,398	$30,336

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees associated with legal and accounting services, and costs associated with patents and patent applications for our intellectual property. We anticipate that our general and administrative expenses may increase in future periods as we support the future growth of our business and incur additional professional fees, including costs associated with our intellectual property.

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

Upfront, non-refundable payments under collaboration agreements are recorded as deferred revenue once received and recognized ratably over the term of the agreement. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Revenues from non-refundable milestones are recognized when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the triggering event. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations, and the fair value of any undelivered items can be determined.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), using the modified prospective transition method. Under that transition method, compensation cost recognized for the years ended December 31, 2007 and 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined by using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The adoption of SFAS No. 123(R) resulted in a cumulative benefit from accounting change of $51,000 which reflects the net cumulative impact of estimating future forfeitures for options granted subsequent to December 31, 2003 and outstanding at January 1, 2006, rather than recording forfeitures when they occur as previously permitted. Results for prior periods have not been restated.

Prior to January 1, 2006, as permitted by SFAS No. 123, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method under APB Opinion No. 25 and provided pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards was measured as the excess, if any, of the fair value of our common stock at the date of grant over the amount an employee must pay to acquire the stock.

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

The value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All option expense is amortized over the requisite service period of the awards, which is generally the vesting period. As of December 31, 2007, total unrecognized compensation cost related to stock options and purchase rights was approximately $5.3 million, and the weighted average period over which this cost is expected to be recognized is 2.2 years.

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

Comparison of the Years Ended December 31, 2007 and 2006

Revenues

Revenues totaled $7.6 million in 2007 compared to $8.1 million in 2006, and were comprised of revenues from our collaborations with Sepracor and Allergan as well as our agreements with SMRI and other parties. The decrease in revenues was primarily due to lower research funding from our collaborations with Allergan and Sepracor, and completion of our agreement with SMRI, partially offset by increased revenues from smaller scale research and license agreements with other parties. Revenues from our collaborations with Allergan totaled $1.6 million in 2007 compared to $2.2 million in 2006. Revenues from our collaboration with Sepracor totaled $3.4 million in 2007 compared to $3.8 million in 2006. Revenues from our agreement with SMRI, which ended in May 2007, totaled $1.0 million in 2007 compared to $2.0 million in 2006. The term of our collaboration with Sepracor ended in January 2008 and, therefore, we anticipate lower revenues from our existing collaborations in 2008 relative to 2007.

Research and Development Expenses

Research and development expenses totaled $57.9 million in 2007, including $2.7 million in stock-based compensation, compared to $49.4 million in 2006, including $1.9 million in stock-based compensation, primarily due to increased clinical development activity associated with our proprietary clinical programs. The increase in research and development expenses was primarily due to $4.8 million in increased fees paid to external service providers, $3.3 million in increased salaries and related personnel costs, and $855,000 in increased stock-based compensation, partially offset by a net reduction in other expenses. External service costs totaled $29.0 million, or 50 percent of our research and development expenses in 2007, compared to $24.2 million, or 49 percent of our research and development expenses in 2006. We expect that our research and development costs will continue to increase in future periods as we continue to pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

General and Administrative Expenses

General and administrative expenses totaled $12.3 million in 2007, including $1.6 million in stock-based compensation, compared to $11.3 million in 2006, including $1.5 million in stock-based compensation. The increase in general and administrative expenses was primarily due to $552,000 in increased salaries and related personnel costs and increases in other administrative costs, offset in part by decreases in professional fees associated with accounting and legal services. We anticipate that our general and administrative expenses may increase in future periods as we support the future growth of our business and incur additional professional fees.

Provision for Loss From (Settlement of) Litigation

In 2006, we recorded a gain of $3.6 million associated with an agreement we entered into to fully settle a civil action inclusive of all fees and costs.

Interest Income

Interest income increased to $6.5 million in 2007 from $4.2 million in 2006. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from sales of our common stock.

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

Provision for Loss From (Settlement of) Litigation

In 2006, we recorded a gain of $3.6 million associated with an agreement we entered into to fully settle a civil action inclusive of all fees and costs. In 2005, we had recorded a provision for loss from litigation of $6.2 million related to this matter.

Interest Income

Interest income increased to $4.2 million in 2006 from $1.9 million in 2005. The increase in interest income was primarily due to higher average levels of cash and investment securities resulting from sales of our common stock and, to a lesser degree, increased yields on our investment portfolio.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of December 31, 2007, we had received $324.3 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $57.9 million in payments from collaboration agreements, $22.4 million in debt financing, and $18.7 million in interest income.

At December 31, 2007, we had approximately $126.9 million in cash, cash equivalents and investment securities compared to $83.3 million at December 31, 2006. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions, and government agencies. We have adopted an investment policy and established guidelines relating to diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

Net cash used in operating activities totaled $54.9 million in 2007 compared to $41.4 million in 2006 and $20.3 million in 2005. The increase in net cash used in operating activities in 2007 relative to 2006 was primarily due to an increase in our net loss and changes in operating assets and liabilities, including an increase in prepaid expenses, receivables and other current assets, decreases in deferred revenue and accounts payable and a smaller increase in accrued expenses in 2007 compared to 2006. Prepaid expenses, receivables and other current assets increased $1.8 million in 2007 compared to a decrease of $2.1 million in 2006. This increase was primarily attributable to advance payments made in connection with external service costs for our clinical trials. The decrease in deferred revenue of $2.0 million in 2007 and $780,000 in 2006 was primarily attributable to amortization of payments from our collaboration with Sepracor, including the premium amount resulting from Sepracor’s purchases of our common stock. The increase in accrued expenses in 2007 was primarily due to increased external service costs related to our clinical trials. We anticipate that payments related to these accrued expenses will result in an increase in our cash used in operating activities during the first quarter of 2008.

The increase in net cash used in operating activities in 2006 relative to 2005 was primarily due to an increase in our net loss and changes in the operating assets and liabilities, including decreases in accrued loss from litigation and in deferred revenue, which were offset by increases in accrued expenses and accounts payable, and a decrease in prepaid expenses, receivables and other current assets in 2006, relative to 2005. The reduction in the $8.7 million accrued loss from litigation, which had been recorded in 2005, was due to the settlement of a civil action in 2006. Current deferred revenue decreased $780,000 in 2006 compared to an increase of $2.1 million in 2005. The increase in deferred revenue during 2005 was primarily attributable to payments from our collaboration with Sepracor, including the premium amount resulting from Sepracor’s first purchase of our common stock. The increase in accrued expenses and accounts payable in 2006 was primarily due to increased external service costs related to our clinical trials. The decrease in prepaid expenses, receivables and other current assets in 2006 was primarily due to receipt of $2.4 million in proceeds from our insurance policy in connection with the settlement of a civil action.

Net cash used in investing activities totaled $41.9 million in 2007 compared to $22.9 million in 2006 and $19.2 million in 2005, and has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash used in investing activities in 2007 relative to 2006 was primarily due to increased purchases of investment securities, net of maturities, resulting from higher levels of cash following our public offering in 2007, partially offset by a decrease in restricted cash in 2006. The increase in net cash used in investing activities in 2006 relative to 2005 was primarily due to increased purchases of investment securities, net of maturities, and an increase in restricted cash in 2005.

Net cash provided by financing activities increased to $98.2 million in 2007 from $70.0 million in 2006 and $40.9 million in 2005. This increase was primarily attributable to increased proceeds from the sale of our equity securities. The net cash provided by financing activities in 2007 was primarily due to $98.6 million in net proceeds received from the sales of our common stock, including $96.1 million received from a follow-on public offering, offset by net repayments of our long-term debt. The net cash provided by financing activities in 2006 was primarily due to $69.4 million in net proceeds received from the sales of our common stock, including $59.4 million received from a follow-on public offering and $8.9 million received from the second purchase of our common stock by Sepracor, which amount did not include the $1.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities. The net cash provided by financing activities in 2005 was primarily due to $41.7 million in net proceeds received from sales of our equity securities, including $34.0 million received from a private placement and $6.9 million from the first purchase of our common stock by Sepracor, which did not include the $3.1 million premium received in connection with this stock purchase that was included in deferred revenue in operating activities, offset by net repayments of our long-term debt.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain fixed interest rates ranging from 8.46 to 10.41 percent per annum. At December 31, 2007, we had $2.1 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at December 31, 2007.

The following table summarizes our contractual obligations, including interest, at December 31, 2007 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$16,077	$2,469	$7,315	$3,499	$2,794
Long-term debt	2,411	1,144	1,234	33	—

Total	$18,488	$3,613	$8,549	$3,532	$2,794

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $24.3 million of future services under these agreements as of December 31, 2007. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

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

We have consumed substantial amounts of capital since our inception. Although we believe our existing cash resources and the anticipated payments from our existing collaborations will be sufficient to fund our anticipated cash requirements through at least 2009, we will require significant additional financing in the future to fund our operations.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our clinical trials, preclinical studies and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, and other events or developments, under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of drug candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our drug candidates.

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

Off-Balance Sheet Arrangements

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, ratified EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. We are currently evaluating the potential impact of EITF 07-1 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). SFAS 141(R) will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. SFAS 160 impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. SFAS 160 is effective for fiscal years beginning after December 15, 2008.

In June 2007, the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective prospectively for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are currently evaluating the potential impact of the provisions of EITF 07-3 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair-Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of SFAS 157 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, financial institutions, and government agencies with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

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

As of December 31, 2007, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its Report, which appears under Item 15 in this report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in the section headed “Proposal 1—Election of Directors” in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC by April 29, 2008 (the “Proxy Statement”) and is incorporated in this report by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.acadia-pharm.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Stockholders may request a free copy of the Code of Business Conduct and Ethics from our corporate compliance officer, Glenn F. Baity c/o ACADIA Pharmaceuticals Inc., 3911 Sorrento Valley Boulevard, San Diego, CA 92121.

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

Date: March 5, 2008

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

Signature	Title	Date

/s/ ULI HACKSELL Uli Hacksell	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2008

/s/ THOMAS H. AASEN Thomas H. Aasen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2008

/s/ LESLIE IVERSEN Leslie Iversen	Chairman of the Board	March 5, 2008

/s/ GORDON BINDER Gordon Binder	Director	March 5, 2008

/s/ MICHAEL BORER Michael Borer	Director	March 5, 2008

/s/ MARY ANN GRAY Mary Ann Gray	Director	March 5, 2008

/s/ LESTER KAPLAN Lester Kaplan	Director	March 5, 2008

/s/ TORSTEN RASMUSSEN Torsten Rasmussen	Director	March 5, 2008

/s/ ALAN WALTON Alan Walton	Director	March 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of ACADIA Pharmaceuticals Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits which were integrated audits in 2007 and 2006. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Diego, California

March 4, 2008

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$16,987	$15,480
Investment securities, available-for-sale	109,871	67,775
Prepaid expenses, receivables and other current assets	4,395	2,528

Total current assets	131,253	85,783
Property and equipment, net	3,048	3,505
Other assets	283	256

Total assets	$134,584	$89,544

Liabilities and stockholders’ equity
Accounts payable	$2,590	$3,387
Accrued expenses	15,012	13,485
Current portion of deferred revenue	707	2,666
Current portion of long-term debt	978	996

Total current liabilities	19,287	20,534

Other long-term liabilities	207	472
Long-term debt, less current portion	1,156	1,379

Total liabilities	20,650	22,385

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2007 and 2006; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at December 31, 2007 and 2006; 37,035,389 shares and 29,940,477 shares issued and outstanding at December 31, 2007 and 2006, respectively	4	3
Additional paid-in capital	343,293	240,446
Accumulated deficit	(229,856)	(173,466)
Unearned stock-based compensation	—	(64)
Accumulated other comprehensive income	493	240

Total stockholders’ equity	113,934	67,159

	$134,584	$89,544

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues
Collaborative revenues	$7,555	$8,133	$10,956

Operating expenses
Research and development (includes stock-based compensation of $2,721, $1,866 and $740, respectively)	57,942	49,398	30,336
General and administrative (includes stock-based compensation of $1,574, $1,512 and $568, respectively)	12,267	11,349	10,205
Provision for loss from (settlement of) litigation	—	(3,560)	6,221

Total operating expenses	70,209	57,187	46,762

Loss from operations	(62,654)	(49,054)	(35,806)
Interest income	6,532	4,153	1,851
Interest expense	(268)	(198)	(180)

Loss before change in accounting principle	(56,390)	(45,099)	(34,135)
Cumulative effect of change in accounting principle	—	51	—

Net loss	$(56,390)	$(45,048)	$(34,135)

Net loss per common share, basic and diluted
Before change in accounting principle	$(1.60)	$(1.61)	$(1.55)
Cumulative effect of change in accounting principle	—	—	—

Net loss per common share, basic and diluted	$(1.60)	$(1.61)	$(1.55)

Weighted average common shares outstanding, basic and diluted	35,211	27,923	22,014

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(56,390)	$(45,048)	$(34,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,065	852	1,026
Stock-based compensation	4,295	3,378	1,308
Amortization of investment premium/discount	(297)	(998)	—
Other	(155)	(176)	152
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(1,788)	2,075	(2,713)
Other assets	(27)	(158)	(98)
Accounts payable	(845)	1,314	(80)
Accrued expenses	1,443	6,902	2,901
Accrued loss from litigation	—	(8,710)	8,710
Deferred revenue	(1,959)	(780)	2,125
Other long-term liabilities	(268)	(69)	542

Net cash used in operating activities	(54,926)	(41,418)	(20,262)

Cash flows from investing activities
Purchases of investment securities	(222,231)	(116,596)	(54,523)
Maturities of investment securities	180,745	83,166	48,893
Decrease (increase) in restricted cash	—	12,520	(12,520)
Purchases of property and equipment	(416)	(2,026)	(1,022)

Net cash used in investing activities	(41,902)	(22,936)	(19,172)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	98,599	69,403	41,670
Proceeds from issuance of long-term debt	754	1,626	782
Repayments of long-term debt	(1,133)	(1,033)	(1,562)

Net cash provided by financing activities	98,220	69,996	40,890

Effect of exchange rate changes on cash	115	42	38

Net increase in cash and cash equivalents	1,507	5,684	1,494
Cash and cash equivalents
Beginning of year	15,480	9,796	8,302

End of year	$16,987	$15,480	$9,796

Supplemental schedule of cash flow information
Interest paid	$265	$169	$181
Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities, net of tax	188	131	(50)
Net property acquired under capital leases	139	—	31

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Stock-Based Compensation	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances at December 31, 2004	16,922,850	$1	$126,755	$(94,283)	$(2,108)	$314	$30,679
Issuance of common stock to collaborator, net of issuance costs	1,077,029	—	6,864	—	—	—	6,864
Issuance of common stock and warrants, net of issuance costs	5,277,621	1	34,053	—	—	—	34,054
Issuance of common stock from exercise of stock options	216,985	—	490	—	—	—	490
Issuance of common stock pursuant to Employee Stock Purchase Plan	44,642	—	262	—	—	—	262
Repurchase of restricted common stock	(21,251)	—	—				—
Net loss	—	—	—	(34,135)	—	—	(34,135)	$(34,135)
Noncash compensation related to stock options granted	—	—	2	—	1,335	—	1,337
Unrealized gain (loss) on investment securities	—	—	—	—	—	(50)	(50)	(50)
Cumulative translation adjustment	—	—	—	—	—	(130)	(130)	(130)

Balances at December 31, 2005	23,517,876	$2	$168,426	$(128,418)	$(773)	$134	$39,371	$(34,315)

Issuance of common stock to collaborator, net of issuance costs	813,393	—	8,930	—	—	—	8,930
Issuance of common stock, net of issuance costs	5,285,806	1	59,385	—	—	—	59,386
Issuance of common stock from exercise of stock options	258,860	—	675	—	—	—	675
Issuance of common stock pursuant to Employee Stock Purchase Plan	64,542	—	412	—	—	—	412
Net loss	—	—	—	(45,048)	—	—	(45,048)	$(45,048)
Noncash compensation related to stock options granted	—	—	2,986	—	341	—	3,327
Reclassification of unearned stock-based compensation to additional paid-in capital upon adoption of SFAS No. 123(R)	—	—	(368)	—	368	—	—
Unrealized gain (loss) on investment securities	—	—	—	—	—	131	131	131
Cumulative translation adjustment	—	—	—	—	—	(25)	(25)	(25)

Balances at December 31, 2006	29,940,477	$3	$240,446	$(173,466)	$(64)	$240	$67,159	$(44,942)

Issuance of common stock, net of issuance costs	6,612,500	1	96,110	—	—	—	96,111
Issuance of common stock from exercise of stock options	416,736	—	1,984	—	—	—	1,984
Issuance of common stock pursuant to Employee Stock Purchase Plan	65,676	—	522	—	—	—	522
Net loss	—	—	—	(56,390)	—	—	(56,390)	$(56,390)
Noncash compensation related to stock options granted	—	—	4,231	—	64	—	4,295
Unrealized gain (loss) on investment securities	—	—	—	—	—	188	188	188
Cumulative translation adjustment	—	—	—	—	—	65	65	65

Balances at December 31, 2007	37,035,389	$4	$343,293	$(229,856)	$—	$493	$113,934	$(56,137)

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

The Company has not been profitable and has generated substantial operating losses since its inception. The Company’s operations are subject to certain risks and uncertainties, including those associated with its history of operating losses and risk of continued losses, early stage of development, dependence on the outcome of clinical trials, and dependence on regulatory approvals to sell products. At December 31, 2007, the Company’s accumulated losses were approximately $229.9 million. The Company expects to increase its operating expenses over the next several years as it expands its research and development activities. The Company will require additional financing in the future to fund its operations. The Company does not know whether additional financing will be available when needed or, if available, whether it will be available on favorable terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations, take advantage of opportunities, develop drug candidates and technologies or otherwise respond to competitive pressures could be significantly limited.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these financial statements are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date at the date of purchase of three months or less to be cash equivalents.

Investment Securities

Investment securities are considered to be available-for-sale and are carried at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ equity. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses, if any, are also included in interest income. The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts payable and accrued expenses included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for investment securities, which are separately disclosed elsewhere, are based on quoted market prices for the instruments or discounted cash flows using market rates of interest for certain corporate commercial paper. Based on borrowing rates currently available to the Company, the carrying value of the long-term debt approximates fair value.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives (generally three to ten years) using the straight line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight line method. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized. During the years ended December 31, 2007, 2006 and 2005, losses of $13,000, $34,000 and $152,000, respectively, were recorded on the disposal of property and equipment.

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

Upfront, non-refundable payments under collaboration agreements are recorded as deferred revenue once received and recognized ratably over the term of the agreement. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Revenues from non-refundable milestones are recognized when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the triggering event. Any amount received under an agreement in advance of performance is recorded as deferred revenue and recognized over the term of the agreement as the Company completes its performance obligations. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, the Company does not have ongoing involvement or obligations, and the fair value of any undelivered items can be determined. If the license is considered to have stand-alone value but the fair value of the undelivered items cannot be determined, the license payments are recognized as revenues over the period of performance for such undelivered items or services. No revenues recognized to date pursuant to our agreements are refundable even if the related research activities are not successful.

Research and Development Expenses

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials and clinical trials. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or services provided and the invoices received from its external service providers. In the case of clinical trials, a portion of the estimated cost

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

normally relates to the projected cost to treat a patient in the trials, and this cost is recognized over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known, the Company adjusts its accruals. Certain research and development projects are funded under agreements with collaboration partners, and the costs related to these activities are included in research and development expenses.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and investment securities. The Company invests its excess cash primarily in marketable debt securities of corporations, financial institutions, and government agencies with strong credit ratings. The Company has adopted an investment policy that includes guidelines relative to diversification and maturities to maintain safety and liquidity. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

During the years ended December 31, 2007, 2006, and 2005, revenue from two customers comprised 66 percent, 74 percent, and 81 percent of total revenues, respectively, of which 22 percent, 27 percent, and 48 percent of total revenues, respectively, were from Allergan, Inc. Revenue from Sepracor Inc. comprised 44 percent, 47 percent and 33 percent of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Foreign Currency Translation

The functional currencies of ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S are the local currencies. Accordingly, assets and liabilities of these entities are translated at the current exchange rate at the balance sheet date and historical rates for equity. Revenue and expense components are translated at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of stockholders’ equity. At December 31, 2007 and 2006, the balance within accumulated other comprehensive (loss) income from foreign currency translation was $290,000 and $225,000, respectively. Foreign currency transaction gains and losses are included in the results of operations and, to date, have not been significant.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), using the modified prospective transition method. Under that transition method, compensation cost recognized for the years ended December 31, 2007 and 2006 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined by using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The adoption of SFAS No. 123(R) resulted in a cumulative benefit from accounting change of $51,000 during the year ended December 31, 2006, which reflects the net cumulative impact of estimating future forfeitures for options granted subsequent to December 31, 2003 and outstanding at January 1, 2006, rather than recording forfeitures when they occur as previously permitted. Results for prior periods have not been restated.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2006, as permitted by SFAS No. 123, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method under APB Opinion No. 25 and provided pro forma disclosures of net income (loss) as if a fair value method had been applied in measuring compensation expense. Accordingly, compensation cost for stock awards was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock.

Unearned stock-based compensation related to stock options granted prior to December 31, 2003 is reflected as a separate component of stockholders’ equity in the Company’s balance sheet. Unearned stock-based compensation represents the difference between the exercise price of grants made to employees and the fair value of the Company’s common stock on the date of grant. The remaining balance of unearned stock-based compensation, totaling $368,000 and which related to stock options granted during the period from January 1, 2004 to the closing of the Company’s initial public offering on June 2, 2004, was reclassified to additional paid-in capital upon the adoption of SFAS No. 123(R) on January 1, 2006.

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

	Years Ended December 31,
	2007	2006	2005
Expected volatility	64-68%	64-65%	65-70%
Risk-free interest rate	4-5%	5%	4%
Expected forfeiture rate	6%	6-7%	0%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.4-5.5	5.3-5.4	5.0-5.3

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Dividend Yield. The Company has never paid any dividends and currently has no plans to do so.

Expected Life of Options. The Company considers, among other factors, its historical exercise experience to date as well as the mean time remaining to full vesting of all outstanding options and the mean time remaining to end of the contractual term of all outstanding options.

The following assumptions were used to estimate fair value for the offerings that commenced during 2007 under the employee stock purchase plan: expected volatility of 45 to 111 percent; risk-free interest rate of 3-5 percent; dividend yield of 0 percent; and expected life in years of 0.5 to 2.0. The following assumptions were used to estimate fair value for the offerings that commenced during 2006 under the employee stock purchase plan: expected volatility of 51 to 64 percent; risk-free interest rate of 5 percent; dividend yield of 0 percent; and expected life in years of 0.5 to 2.0.

The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods on an accelerated basis. The following assumptions were used for the employee stock purchase plan: volatility of 50.0 percent; risk-free interest rate of 3.0 to 4.2 percent; dividend yield of 0 percent; and expected life in years of 0.5.

Year Ended December 31, 2005
(in thousands, except per share data)
Net loss, as reported	$(34,135)
Add: Total stock-based employee compensation costs included in the determination of net loss	1,041
Deduct: Total stock-based employee compensation costs that would have been included in net loss if the fair value method had been applied	(2,873)

Pro forma net loss	$(35,967)

Actual net loss per common share, basic and diluted	$(1.55)
Pro forma net loss per common share, basic and diluted	$(1.63)

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accumulated other comprehensive income consists of the following:

	December 31,
	2007	2006
	(in thousands)
Unrealized gain on investment securities, net of tax of $135 and $10, respectively	$203	$15
Foreign currency translation adjustments, net of tax of $192 and $149, respectively	290	225

	$493	$240

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

	Years Ended December 31,
	2007	2006	2005
Antidilutive options to purchase common stock	2,834	2,713	2,107
Antidilutive warrants to purchase common stock	1,393	1,393	1,064
Restricted vesting common stock	6	34	95

	4,233	4,140	3,266

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

Management has determined that the Company operates in one business segment. All revenues for the years ended December 31, 2007 and 2006 were generated in the United States. Information regarding long-lived assets by geographic area is as follows:

	December 31,
	2007	2006
	(in thousands)
United States	$2,090	$2,347
Europe	958	1,158

	$3,048	$3,505

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board, or FASB, ratified EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. The Company is currently evaluating the potential impact of EITF 07-1 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). SFAS 141(R) will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. SFAS 160 impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. SFAS 160 is effective for fiscal years beginning after December 15, 2008.

In June 2007, the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized. These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective prospectively for new contracts entered into beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of the provisions of EITF 07-3 on its consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair-Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of SFAS 157 on our consolidated financial statements.

3. Investment Securities

Investment securities available-for-sale consist of the following (in thousands):

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Corporate debt securities, including commercial paper	$88,343	$323	$(2)	$88,664
Asset-backed securities	21,190	18	(1)	21,207

	$109,533	$341	$(3)	$109,871

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Corporate debt securities, including commercial paper	$52,821	$24	$—	$52,845
Asset-backed securities	14,929	1	—	14,930

	$67,750	$25	$—	$67,775

As of December 31, 2007, all investments are high quality securities in compliance with the Company’s investment policy guidelines. The Company did not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. The Company’s investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, the Company’s investment portfolio could be adversely affected in the future. No gains or losses were realized during the years ended December 31, 2007 and 2006. As of December 31, 2007, all corporate debt securities had contractual maturity dates of less than one year. Asset-backed securities with estimated fair values at December 31, 2007 of $16.2 million and $5.0 million had contractual maturity dates of two and three years, respectively. Actual maturities for asset-backed securities may differ from the contractual maturities because they may be settled at an earlier date. The Company expects that all securities will be settled within one year.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Balance Sheet Components

Property and equipment, net, consist of:

	Estimated Useful Lives (Years)	December 31,
		2007	2006
		(in thousands)
Machinery and equipment	5–7	$5,860	$5,579
Computers and software	3	1,826	1,648
Furniture and fixtures	3–10	274	261
Leasehold improvements	6–10	1,102	1,062

		9,062	8,550
Accumulated depreciation and amortization		(6,014)	(5,045)

		$3,048	$3,505

Depreciation and amortization of property and equipment was $1.1 million, $852,000, and $1.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Accrued expenses consist of:

	December 31,
	2007	2006
	(in thousands)
Accrued clinical and research services	$10,650	$9,768
Accrued compensation and benefits	3,410	2,649
Other	952	1,068

	$15,012	$13,485

5. Long-Term Debt

The Company has entered into equipment financing agreements that were used to finance capital expenditures. These agreements provide for equal monthly installments to be paid over a three to four year period, with interest at rates ranging from 8.46 percent to 10.41 percent per annum. At December 31, 2007 and 2006, the Company had $2.1 million and $2.4 million, respectively, in outstanding borrowings under these agreements. Outstanding borrowings under these agreements are collateralized by the related equipment. The Company was in compliance with financial covenants and conditions required at each of December 31, 2007 and 2006.

At December 31, 2007, future payments under the Company’s long-term debt were as follows (in thousands):

Year Ending
2008	$978
2009	726
2010	331
2011	67
2012	32

2,134
Less: Current portion	(978)

Long-term portion	$1,156

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Collaborative Research and Licensing Agreements

In March 2003, the Company entered into a collaboration agreement with Allergan to discover, develop and commercialize new therapeutics for ophthalmic and other indications. The agreement originally provided for a three-year research term which has been extended by the parties through March 2009. During the extended research term, Allergan could exclusively license specified chemistry and related assets. As of December 31, 2007, the Company had received an aggregate of $14.5 million under the agreement, consisting of an upfront payment, research funding and related fees. The Company may also receive license fees and milestone payments as well as royalties on future product sales worldwide, if any. Revenue recognized under this agreement during the years ended December 31, 2007, 2006, and 2005 totaled $1.3 million, $2.0 million, and $4.2 million, respectively.

In July 1999, the Company entered into a collaboration agreement with Allergan to discover, develop and commercialize drugs for glaucoma based on the Company’s compounds. Under the agreement, the Company provided its drug discovery expertise to enable the selection by Allergan of a drug candidate for development and commercialization. Allergan was granted worldwide rights to products based on this compound for the treatment of ocular disease. As of December 31, 2007, the Company had received an aggregate of $9.3 million in payments under the agreement, consisting of upfront fees, research funding, and milestone payments. In addition, the Company is eligible to receive additional milestone payments as well as royalties on future product sales worldwide, if any. Revenue recognized under this agreement during the years ended December 31, 2007 and 2006 totaled $336,000 and $179,000, respectively. The Company recognized no revenue under this agreement during the year ended December 31, 2005.

In September 1997, the Company entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for neuropathic pain and ophthalmic indications. This agreement was subsequently amended in conjunction with the execution of the March 2003 collaboration agreement and provides for the continued development of drug candidates for one target area. Pursuant to the 1997 agreement, the Company granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. The Company had received an aggregate of $10.5 million in research funding and milestone payments through December 31, 2007. The Company is also eligible to receive additional milestone payments as well as royalties on future product sales worldwide, if any. Revenue recognized under this agreement totaled $1.0 million during the year ended December 31, 2005. The Company recognized no revenue under this agreement during the years ended December 31, 2007 and 2006. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in the Company.

On January 10, 2005, the Company entered into a three-year collaboration agreement with Sepracor for the development of new drug candidates. The term of this agreement ended in January 2008. In connection with the collaboration, Sepracor purchased 1,890,422 shares of the Company’s common stock for an aggregate of $20 million in two $10 million tranches. In January 2005, Sepracor purchased 1,077,029 shares at a price per share of approximately $9.28, which represented a 40 percent premium to the 30-day trailing average closing price of the Company’s common stock on the date of the agreement. The Company recorded the aggregate premium of $3.1 million, which was computed based on the excess of the purchase price over the closing price of the Company’s common stock on January 10, 2005, as deferred revenue and the remaining balance of $6.9 million as stockholders’ equity. In January 2006, Sepracor purchased an additional 813,393 shares at a price per share of approximately $12.29, which represented a 25 percent premium to the 30-day trailing average closing price at the one-year anniversary of the agreement. The Company recorded the aggregate premium amount of $1.1 million, which was computed based on the excess of the purchase price over the closing price of the Company’s common stock on January 10, 2006, as deferred revenue and the remaining purchase amount of $8.9 million as stockholders’ equity. The deferred revenue has been recognized as revenue as the related research activities were

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performed over the research term. Pursuant to the terms of the collaboration agreement, the Company had received $6.7 million in research funding as of December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, revenue of $3.4 million, $3.8 million, and $3.6 million was recognized under the collaboration, respectively.

In May 2004, the Company entered into a three-year development agreement with The Stanley Medical Research Institute, or SMRI, which term ended in May 2007. Under this agreement, the Company received an aggregate of $5.0 million in funding to support the further development of one of the Company’s drug candidates for the treatment of schizophrenia. Assuming the successful development and commercialization of this drug candidate, the Company is required to pay to SMRI royalties on product sales up to a specified level. Upon signing this agreement, the Company also received $1.0 million from SMRI in exchange for a convertible promissory note issued to SMRI bearing interest at 9 percent per annum (the “SMRI Note”). Upon the closing of the Company’s initial public offering on June 2, 2004, the SMRI Note and accrued interest automatically converted into 143,914 shares of the Company’s common stock at the initial public offering price. Revenue recognized under this agreement totaled $1.0 million, $2.0 million, and $2.0 million during the years ended December 31, 2007, 2006, and 2005, respectively.

7. Stockholders’ Equity

Public Offerings

In April 2007, the Company raised net proceeds of $96.1 million from the sale of 6,612,500 shares of its common stock in a public offering, including 862,500 shares sold pursuant to an exercise of the underwriters’ over-allotment option.

In May 2006, the Company raised net proceeds of $59.4 million from the sale of 5,285,806 shares of its common stock in a public offering, including 338,577 shares sold pursuant to an exercise of the underwriters’ over-allotment option.

Private Placement

In April 2005, the Company completed a private placement in which it raised net proceeds of $34.1 million through the sale, at a price of $6.82125 per share, of 5,277,621 shares of its common stock and warrants to purchase 1,319,402 shares of its common stock. In accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the allocated fair value of the warrants at the issuance date of $4.5 million has been included as permanent equity. The fair value was determined at the date of issuance using the Black-Scholes model.

Warrants

In connection with the private placement completed in April 2005, the Company issued warrants to purchase an aggregate of 1,319,402 shares of its common stock. These warrants have an exercise price of $8.148 per share and will expire in April 2010. The Company also had warrants outstanding at December 31, 2007 to purchase an additional 74,073 shares of its common stock that were issued in connection with a secured promissory note in 2002. Each of the warrants issued in connection with the promissory note has an exercise price of $8.10 per share and expire in May 2012.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) became effective upon the closing of the initial public offering on June 2, 2004. The 2004 Plan permits the grant of options to directors, officers, other employees, and consultants. In addition, the 2004 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2004 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is ten years. Options granted under the 2004 Plan generally vest over a four-year period. At December 31, 2007, 2,968,699 shares of common stock were authorized for issuance under the 2004 Plan. Upon the closing of the Company’s initial public offering on June 2, 2004, all shares that remained eligible for grant under the Company’s 1997 stock option plan (the “1997 Plan”) were transferred to the 2004 Plan. The 2004 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the1997 Plan reserve after June 2, 2004. The 2004 Plan also includes an “evergreen” provision, which provides for automatic increases to the number of shares included in the share reserve in connection with each annual meeting of stockholders for a period of five years, which period began with the meeting in 2005. At December 31, 2007, there were 889,883 shares of common stock available for new grants under the 2004 Plan.

The 1997 Plan provided for the grant of incentive stock options and nonqualified stock options to employees, officers, directors, consultants and advisors of the Company. The exercise price of each option grant was set at the fair market value for the Company’s common stock as determined by the Company’s Board of Directors and each option’s maximum term was ten years. Options granted under the 1997 Plan generally vest over a four-year period. The 1997 Plan permitted grants to certain employees allowing those employees to early exercise their options for restricted shares of the Company’s common stock that were subject to the original vesting terms of the option. Restricted shares are generally subject to a repurchase option in favor of the Company that is exercisable upon termination of the continuous service of the optionee at an amount per share equal to the purchase price of the restricted shares. During the year ended December 31, 2007, 16,124 restricted common shares with an aggregate intrinsic value of $161,000 vested. There were no unvested restricted shares outstanding at December 31, 2007.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option transactions under the 1997 Plan and 2004 Plan during the years ended December 31, 2007, 2006, and 2005 are presented below:

	Number of Shares	Weighted- Average Exercise Prices	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2004	1,773,875	$2.52
Granted	716,196	$8.17
Exercised	(216,985)	$1.94
Canceled/forfeited	(34,439)	$5.58

Outstanding at December 31, 2005	2,238,647	$4.34
Granted	913,564	$11.19
Exercised	(258,861)	$2.42
Canceled/forfeited	(72,961)	$8.51

Outstanding at December 31, 2006	2,820,389	$6.62
Granted	511,724	$10.19
Exercised	(416,736)	$4.72
Canceled/forfeited	(104,034)	$9.30

Outstanding at December 31, 2007	2,811,343	$7.46	7.0	$12,089

Vested and expected to vest at December 31, 2007	2,670,237	$7.32	7.0	$11,784

Exercisable at December 31, 2007	1,741,816	$5.93	6.1	$9,617

At December 31, 2007, 2006, and 2005, there were 1,741,816, 1,581,353, and 1,411,019 options exercisable, respectively. Were these options to have been exercised, 7,085, 145,631, and 350,999 shares would have been restricted shares and subject to repurchase by the Company at December 31, 2007, 2006, and 2005, respectively.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the shares that had exercise prices that were lower than the $11.07 closing price of the Company’s common stock on December 31, 2007. The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was approximately $3.8 million, $2.0 million, and $1.4 million, respectively, determined as of the date of exercise. The Company received approximately $2.0 million in cash from options exercised during the year ended December 31, 2007. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net loss position, no tax benefits have been recognized in the cash flow statement.

The weighted average fair value of options granted during the years ended December 31, 2007, 2006, and 2005 was approximately $6.25, $6.84, and $4.95, respectively. As of December 31, 2007, total unrecognized compensation cost related to stock options and purchase rights was approximately $5.3 million, and the weighted average period over which this cost is expected to be recognized is 2.2 years.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 1.08–$ 1.20	402,767	5.5	$1.08	391,391	$1.08
$ 1.50–$ 4.00	398,773	3.6	$2.26	398,085	$2.26
$ 5.49–$ 6.95	677,456	7.9	$6.71	272,790	$6.60
$ 7.01–$ 9.10	486,178	7.4	$8.40	340,558	$8.49
$ 9.15–$12.02	353,347	8.1	$10.24	172,136	$10.49
$13.02–$15.98	492,824	8.8	$14.97	166,856	$15.05

	2,811,345		$7.46	1,741,816

Stock-based awards issued to non-employees are accounted for using a fair value method and are remeasured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2007: dividend yield of 0 percent; volatility of 72 to 74 percent; risk free interest rate of 4 to 5 percent and remaining contractual life of 7 to 10 years. For the year ended December 31, 2006, the following assumptions were used: dividend yield of 0 percent; volatility of 72 to 74 percent; risk free interest rate of 5 percent and remaining contractual life of 7 to 10 years. For the year ended December 31, 2005 the following assumptions were used: dividend yield of 0 percent; volatility of 65 percent; risk free interest rate of 4 percent; and remaining contractual life of 7 to 10 years. During the years ended December 31, 2007, 2006, and 2005, in connection with the grant of stock options to non-employees, the Company recorded expense of $1.3 million, $740,000, and $267,000, respectively.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the Company’s initial public offering. The Purchase Plan includes an “evergreen” provision providing that an additional number of shares will automatically be added to the shares authorized for issuance at each annual meeting of stockholders for a period of ten years, which began with the meeting in 2005. A total of 575,000 shares of common stock have been reserved for issuance under the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2007, 2006 and 2005, 65,676, 64,542, and 44,642 shares of common stock were issued at average prices of $7.94, $6.38 and $5.88 under the Purchase Plan, respectively. The weighted average fair value of purchase rights granted during the years ended December 31, 2007, 2006 and 2005 was $5.48, $3.78 and $2.04, respectively. During the years ended December 31, 2007, 2006 and 2005, the Company recorded cash received from the exercise of purchase rights of $522,000, $412,000 and $262,000, respectively.

Common Stock Reserved For Future Issuance

At December 31, 2007, 2,811,345 and 1,393,475 shares of common stock were reserved for issuance upon the exercise of stock options and warrants, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation. The Company’s total contributions to the 401(k) Plan were $435,000, $372,000 and $290,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

9. Income Taxes

At December 31, 2007, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $204.1 and $130.8 million, respectively. The federal and state net operating losses begin to expire in 2012. The Company has $4.4 million of federal research and development (“R&D”) credit carryforwards that will begin to expire in 2012. In addition, the Company has $3.0 million of state R&D credit carryforwards that have no expiration date. The Company also has foreign NOL carryforwards of approximately $4.3 million that have no expiration date.

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions (both before and after its initial public offering) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

Approximately $1.0 million of the NOL carryforwards relates to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in capital if and when realized.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	2007	2006
NOL carryforwards	$77,717	$57,361
R&D credit carryforwards	6,341	4,747
Capitalized R&D	3,337	2,596
Deferred revenue	281	551
Purchased intellectual property	791	878
Property and equipment	140	189
Stock-based compensation	1,976	1,376
Other	858	544

	91,441	68,242
Valuation allowance	(90,839)	(67,904)
Deferred tax liabilities	(634)	(338)

	$(32)	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $22.9 million in 2007 primarily due to NOL carryforwards. The valuation allowance was $48.9 million and $35.8 million as of December 31, 2005 and 2004, respectively.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	2007	2006	2005
Amounts computed at statutory federal rate	$(19,167)	$(15,294)	$(11,606)
Permanent differences	499	716	414
Federal R&D credits	(1,593)	(1,403)	(377)
Change in valuation allowance	22,900	19,025	13,075
State taxes	(3,218)	(2,476)	(2,116)
Foreign taxes	105	(16)	386
Other	489	(646)	224

	$15	$(94)	$—

The net income tax expense (benefits) for the years ended December 31, 2007 and 2006 are recorded in the Company’s statement of operations in general and administrative expenses.

The Company has adopted FIN 48 as of January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties, if any, as a component of income tax expense.

The tax years 1997-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

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

Future noncancelable minimum payment obligations under operating lease arrangements are as follows at December 31, 2007 (in thousands):

Years Ending
2008	$2,469
2009	2,498
2010	2,509
2011	2,308
2012	2,342
Thereafter	3,951

$16,077

Rent expense was $2.5 million, $2.2 million and $1.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. Facility operating leases contain escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term. The difference between rent expense recorded and amounts paid under lease agreements is recorded as deferred rent and included in other long-term liabilities in the accompanying consolidated balance sheet.

The Company has also entered into agreements with contract research organizations and other external service providers for services in connection with the development of its drug candidates. The Company was contractually obligated for up to approximately $24.3 million of future services under these agreements as of December 31, 2007. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

In October 2006, the Company entered into an agreement to provide initial seed funding to help establish Abbey Pharmaceuticals, Inc. (“Abbey”), a startup biotechnology company led by the Company’s former President and Chief Scientific Officer. The Company has agreed to increase its investment in Abbey to an aggregate of $1 million upon Abbey’s satisfaction of certain conditions, including completion of an external equity financing. The Company has concluded that Abbey initially represents a variable interest entity and thus, under the guidance of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an Interpretation of ARB No.51, it has included the accounts of Abbey in the accompanying consolidated financial statements.

In November 2006, the Company entered into an agreement to license certain intellectual property rights that complement its patent portfolio. If certain conditions specified in the agreement are met, the Company is required to make payments, including milestones, royalties and sublicensing fees for compounds covered by this agreement.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2006, the Company recorded a gain of $3.6 million associated with an agreement it entered into to fully settle a civil action inclusive of all fees and costs. During the year ended December 31, 2005, the Company had recorded a provision for loss from litigation of $6.2 million related to this matter.

11. Selected Quarterly Financial Data (Unaudited)

2007	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$1,960	$2,055	$1,957	$1,583
Net loss	$(12,554)	$(10,753)	$(16,045)	$(17,038)
Net loss per common share, basic and diluted	$(0.42)	$(0.29)	$(0.43)	$(0.46)

2006	March 31,	June 30,	September 30,	December 31,
Revenues	$2,537	$1,881	$1,943	$1,773
Loss before change in accounting principle	$(9,518)	$(11,867)	$(11,263)	$(12,451)
Net loss	$(9,467)	$(11,867)	$(11,263)	$(12,451)
Net loss per common share, basic and diluted	$(0.39)	$(0.43)	$(0.38)	$(0.42)

Revenues, loss before change in accounting principle, and net loss are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported. Net loss per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per common share amounts may not equal the annual amounts reported. As disclosed in Note 2, the Company adopted the provisions of SFAS No. 123(R), effective January 1, 2006.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (incorporated by reference to Exhibit 4.3 to Registration Statement No 333-124753).

10.1	Amended and Restated Stockholders Agreement, dated March 27, 2003, by and among the Registrant and the stockholders named therein (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-113137).

10.2[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.3[a]	1997 Stock Option Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-113137).

10.4[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.5[a]	2004 Employee Stock Purchase Plan and initial offering thereunder (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-113137).

10.6[a]	401(k) Plan (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-113137).

10.7[a]	Employment Letter Agreement, dated December 21, 1998, between the Registrant and Uli Hacksell, Ph.D. (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-52492).

10.9[a]	Employment Letter Agreement, dated March 4, 1998, between the Registrant and Thomas H. Aasen (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-52492).

10.10[a]	Employment Contract, dated November 21, 2000, between the Registrant and Bo-Ragnar Tolf, Ph.D. (incorporated by reference to Exhibit 10.11 to Registration Statement No. 333-113137).

10.11[a]	Employment Offer Letter, dated November 4, 2004, between the Registrant and Brian Lundstrom (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed April 28, 2006).

10.12[a]	Employment Offer Letter, dated May 26, 2006, between the Registrant and Roger Mills (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 2, 2007).

10.13[a]	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2007).

10.14[b]	Collaborative Research, Development and License Agreement, dated September 24, 1997, by and among the Registrant, Allergan, Inc. and Vision Pharmaceuticals L.P. (now Allergan Sales, Inc.) (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-113137).

1

Exhibit Number	Description
10.15[b]	Amendment to Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-113137).

10.16[b]	Collaborative Research, Development and License Agreement, dated July 26, 1999, by and among the Registrant and Allergan, Inc., Allergan Pharmaceuticals (Ireland) Limited, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-113137).

10.17[b]	Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-113137).

10.18[b]	Second Amendment to Collaborative Research, Development and License Agreement, dated February 28, 2006, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2006).

10.19	Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-52492).

10.20	Lease Amendment, dated November 1, 2005, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.21	Lease Amendment, dated November 30, 2007, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co.

10.22	Lease Agreement, executed November 2, 2005, between ACADIA Pharmaceuticals AB and Medeon Fastigheter AB (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.23	Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.24[b]	Development Agreement, dated May 3, 2004, between the Registrant and The Stanley Medical Research Institute (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-113137).

10.25[b]	License, Option and Collaboration Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.26[b]	Common Stock Purchase Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed January 14, 2005).

10.27[b]	Registration Rights Agreement, dated January 10, 2005, by and between the Registrant and Sepracor Inc. (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed January 14, 2005).

2

Exhibit Number	Description
10.28[a]	Description of Executive Officer Annual Incentive Cash Compensation Program (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2007).

10.29[b]	License Agreement, dated November 30, 2006, by and between the Registrant and Société de Conseils, de Recherches et d’Applications Scientifiques SAS, a French corporation member of the Ipsen Group (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 53).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[a]	Indicates management contract or compensatory plan or arrangement.
[b]	We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933.

3