Form 10-Q
period 2008-03-31
ACADIA PHARMACEUTICALS INC
filed 2008-05-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer  ☐             Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 30, 2008:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	37,087,687

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	March 31, 2008	December 31, 2007(1)
Assets
Cash and cash equivalents	$21,005	$16,987
Investment securities, available-for-sale	85,494	109,871
Prepaid expenses, receivables and other current assets	3,671	4,395

Total current assets	110,170	131,253
Property and equipment, net	2,919	3,048
Other assets	236	283

Total assets	$113,325	$134,584

Liabilities and Stockholders’ Equity
Accounts payable	$2,047	$2,590
Accrued expenses	10,321	15,012
Deferred revenue	170	707
Current portion of long-term debt	934	978

Total current liabilities	13,472	19,287

Other long-term liabilities	247	207
Long-term debt, less current portion	939	1,156

Total liabilities	14,658	20,650

Commitments (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at March 31, 2008 and December 31, 2007; 37,076,227 shares and 37,035,389 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	344,231	343,293
Accumulated deficit	(246,236)	(229,856)
Accumulated other comprehensive income	668	493

Total stockholders’ equity	98,667	113,934

Total liabilities and stockholders’ equity	$113,325	$134,584

(1)	The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Collaborative revenues	$806	$1,960

Operating expenses
Research and development (includes stock-based compensation of $415 and $904 for the three months ended March 31, 2008 and 2007, respectively)	15,171	12,261
General and administrative (includes stock-based compensation of $421 and $370 for the three months ended March 31, 2008 and 2007, respectively)	3,270	3,152

Total operating expenses	18,441	15,413

Loss from operations	(17,635)	(13,453)
Interest income	1,307	964
Interest expense	(52)	(65)

Net loss	$(16,380)	$(12,554)

Net loss per common share, basic and diluted	$(0.44)	$(0.42)

Weighted average common shares outstanding, basic and diluted	37,053	30,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(16,380)	$(12,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275	266
Stock-based compensation	836	1,274
Amortization of investment premium/discount	(112)	139
Other	(115)	21
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	802	63
Other assets	47	159
Accounts payable	(585)	(329)
Accrued expenses	(4,816)	(3,427)
Deferred revenue	(537)	459
Other long-term liabilities	38	(294)

Net cash used in operating activities	(20,547)	(14,223)

Cash flows from investing activities
Purchases of investment securities	(27,112)	(16,981)
Maturities of investment securities	51,824	37,022
Purchases of property and equipment	(77)	(70)

Net cash provided by investing activities	24,635	19,971

Cash flows from financing activities
Proceeds from issuance of common stock	101	923
Proceeds from issuance of long-term debt	—	445
Repayments of long-term debt	(262)	(278)

Net cash provided by (used in) financing activities	(161)	1,090

Effect of exchange rate changes on cash	91	(3)

Net increase in cash and cash equivalents	4,018	6,835
Cash and cash equivalents
Beginning of period	16,987	15,480

End of period	$21,005	$22,315

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	$135	$(6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiaries, ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Antidilutive options to purchase common stock	3,038	2,842
Antidilutive warrants to purchase common stock	1,393	1,393
Restricted vesting common stock	—	13

	4,431	4,248

3. Stock-Based Compensation

The Company recorded $836,000 and $1.3 million in stock-based compensation expense during the three months ended March 31, 2008 and 2007, respectively, related to employee and nonemployee stock option awards and its employee stock purchase plan. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method on January 1, 2006. The Company continues to account for compensation expense for options granted to non-employees other than directors in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. At March 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date and employee stock purchase plan rights was $6.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Net loss	$(16,380)	$(12,554)
Unrealized gain (loss) on investment securities, net of tax	135	(6)
Foreign currency translation adjustments, net of tax	40	(8)

Total comprehensive loss	$(16,205)	$(12,568)

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Accrued clinical and research services	$6,575	$10,650
Accrued compensation and benefits	2,882	3,410
Other	864	952

Total	$10,321	$15,012

6. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three months ended March 31, 2008 and 2007 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows (in thousands):

	March 31, 2008	December 31 2007
	(unaudited)
United States	$1,957	$2,090
Europe	962	958

Total	$2,919	$3,048

7. Fair Value Measurements

The Company adopted SFAS No. 157, Fair-Value Measurements, or SFAS 157, effective January 1, 2008. SFAS 157 is applicable for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1. Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2. Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3. Inputs that are unobservable for the asset or liability.

As of March 31, 2008, the Company held $104.9 million of cash equivalents and available-for-sale investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions, and government agencies and a money market fund wholly-backed by U.S. Treasury collateral. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. The Company’s investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.

The Company’s cash equivalents and available-for-sale investment securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations, or other observable inputs. The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following hierarchy in connection with our adoption of SFAS 157 (in thousands):

		Fair Value Measurements at Reporting Date using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund, wholly-backed by U.S. Treasury collateral	$16,409	$16,409	$—	$—
U.S. government agency securities	2,999	2,999	—	—
Corporate debt securities	7,766	—	7,766	—
Commercial paper	67,969	—	67,969	—
Asset-backed securities	9,759	—	9,759	—

	$104,902	$19,408	$85,494	$—

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position 157-2, or FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years. The partial adoption of SFAS 157 effective January 1, 2008 for financial assets and liabilities recognized at fair value on a recurring basis, in accordance with FSP 157-2, did not impact the Company’s consolidated financial position or valuation of cash equivalents or investment securities.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, effective January 1, 2008. SFAS 159 permits companies to elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. The adoption of SFAS 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

8. Income Taxes

At December 31, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $204.1 million and $130.8 million, respectively. The federal and state net operating losses begin to expire in 2012. The Company also had $4.4 million of federal research and development (“R&D”) credit carryforwards that will begin to expire in 2012. In addition, the Company had $3.0 million of state R&D credit carryforwards that have no expiration date. The Company also had foreign NOL carryforwards of approximately $4.3 million that have no expiration date. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax assets.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company’s tax years from 1997-2007 remain open to examination by the major taxing jurisdictions to which it is subject.

9. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its drug candidates. The Company was contractually obligated for up to approximately $22.6 million of future services under these agreements as of March 31, 2008, and contracted for up to approximately $11.6 million of additional future services in April 2008. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

10. Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. SFAS 160 impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The amount of consolidated net income attributable to the parent filer and to the minority interest would be clearly identified and presented on the face of the consolidated statements of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2007 included with our annual report on Form 10-K (“Annual Report”) filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At March 31, 2008, we had an accumulated deficit of $246.2 million. We expect our operating losses to increase for at least the next several years as we pursue the clinical development of our lead drug candidates and expand our discovery and development pipeline.

Recent Developments

In March 2008, we initiated the second Phase III pivotal trial in our program with pimavanserin as a treatment for Parkinson’s disease psychosis. We also are continuing to enroll patients in the first Phase III pivotal trial in this program, which was initiated in June 2007. Each of these Phase III trials is a double-blind, placebo-controlled study designed to evaluate the safety and efficacy of pimavanserin in approximately 240 patients with Parkinson’s disease psychosis. In addition to these Phase III trials, we are currently conducting an open-label safety extension study pursuant to which patients who have completed either of the Phase III pivotal trials have the opportunity to enroll if, in the opinion of the physician, the patient may benefit from continued treatment with pimavanserin.

In December 2007, we completed enrollment of 248 patients in a Phase IIb clinical trial in our program with ACP-104 as a treatment for patients with schizophrenia. This double-blind, placebo-controlled trial is designed to evaluate the safety and efficacy of ACP-104 in patients with schizophrenia who are experiencing an acute psychotic episode. The treatment phase of this clinical trial was completed during the first quarter of 2008 and we anticipate reporting top-line results from this study during the second quarter of 2008.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan. We also entered into a collaboration agreement with Sepracor and a development agreement with The Stanley Medical Research Institute (“SMRI”), the terms of which ended in January 2008 and May 2007, respectively, as well as smaller scale research and license agreements with other parties. As of March 31, 2008, we had received an aggregate of $58.3 million in payments under these agreements, including research funding and related fees and upfront and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements with Allergan and any additional collaborations, including any upfront payments upon execution of new agreements, research funding throughout the research term of our agreements with these parties, and milestone payments contingent upon achievement of agreed-upon objectives.

Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $14.7 million in payments as of March 31, 2008, consisting of upfront fees, and research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2009. We are also a party to two other collaboration agreements with Allergan, pursuant to which we are currently pursuing the clinical development of drug candidates in the areas of neuropathic pain and glaucoma. We are eligible to receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our collaboration agreements with Allergan is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

Pursuant to a three-year collaboration agreement with Sepracor, the term of which ended in January 2008, we received $6.7 million in research funding. In connection with this agreement, Sepracor also purchased an aggregate of $20 million of our common stock in two $10 million tranches. We recognized the premium from these stock purchases as revenue as the related research activities were performed over the research term. Pursuant to a development agreement with SMRI, the term of which ended in May 2007, we received an aggregate of $5 million in funding to support the development of ACP-104.

Research and Development Expenses

Our research and development expenses consist primarily of fees paid to external service providers, salaries and related personnel expenses, laboratory supplies and costs for facilities and equipment. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced clinical and preclinical programs. We are responsible for all costs incurred in the development of both pimavanserin and ACP-104, as well as the costs associated with our other proprietary programs. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in our clinical programs for neuropathic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that costs associated with external service providers are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Costs of external service providers:
Pimavanserin	$6,076	$2,584
ACP-104	1,380	1,920
Other	374	346

Subtotal	7,830	4,850
Internal costs, excluding stock-based compensation	6,926	6,507
Stock-based compensation	415	904

Total research and development	$15,171	$12,261

At this time, due to the risks inherent in the clinical trial process and given the stage of development of our programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our drug candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While we are currently focused on advancing the clinical development of pimavanserin and ACP-104, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as an ongoing assessment of each drug candidate’s commercial potential. We cannot forecast with any degree of certainty which drug candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.

We expect our research and development expenses to be substantial and to increase as we continue the development of our clinical programs and expand our development pipeline. The lengthy process of completing clinical trials and seeking regulatory approval for our drug candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), using the modified prospective transition method. Under that transition method, compensation cost recognized for the three months ended March 31, 2008 and 2007 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined by using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The value of each employee stock option and each employee stock purchase plan right is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. At March 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date and employee stock purchase plan rights existing on that date were $6.4 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenues

Revenues totaled $806,000 for the three months ended March 31, 2008 compared to $2.0 million for the three months ended March 31, 2007. The decrease in revenues was primarily due to completion of the terms of our agreements with Sepracor and SMRI in January 2008 and May 2007, respectively, partially offset by increased revenues from smaller scale research and license agreements with other parties. Revenues from our agreement with Sepracor totaled $91,000 for the three months ended March 31, 2008 compared to $889,000 for the three months ended March 31, 2007. Revenues from our agreement with SMRI totaled $750,000 for the three months ended March 31, 2007. Revenues from our agreements with Allergan totaled $328,000 for the three months ended March 31, 2008 and were comparable for the three months ended March 31, 2007.

Research and Development Expenses

Research and development expenses increased to $15.2 million for the three months ended March 31, 2008, including $415,000 in stock-based compensation, compared to $12.3 million for the three months ended March 31, 2007, including $904,000 in stock-based compensation, largely reflecting increased clinical development activity associated with our proprietary clinical programs. Excluding stock-based compensation, the increase in research and development expenses was primarily attributable to $3.0 million in increased fees paid to external service providers, and increased costs associated with our research and development organization, including $476,000 in increased salaries and related personnel costs. External service costs totaled $7.8 million, or 52 percent of our research and development expenses, for the three months ended March 31, 2008, compared to $4.8 million or 40 percent of our research and development expenses, for the comparable period in 2007. We expect that our research and development costs will increase in future periods as we continue to pursue the development of our advanced clinical programs and expand our development pipeline.

General and Administrative Expenses

General and administrative expenses totaled $3.3 million for the three months ended March 31, 2008, including $421,000 in stock-based compensation, compared to $3.2 million for the three months ended March 31, 2007, including $370,000 in stock-based compensation. Excluding stock-based compensation, general and administrative expenses for the three months ended March 31, 2008 were comparable to expenses for the three months ended March 31, 2007 as increased personnel costs were largely offset by decreased professional fees.

Interest Income

Interest income increased to $1.3 million for the three months ended March 31, 2008 from $964,000 for the three months ended March 31, 2007. The increase in interest income was due to higher average levels of cash and investment securities during the three months ended March 31, 2008.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of March 31, 2008, we had received $324.4 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $58.3 million in payments from collaboration agreements, $22.4 million in debt financing, and $20.0 million in interest income.

At March 31, 2008, we had approximately $106.5 million in cash, cash equivalents and investment securities compared to $126.9 million at December 31, 2007. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions, and government agencies. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. Our investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We adopted SFAS 157 as of January 1, 2008, as discussed in Note 7 to the Condensed Consolidated Financial Statements. SFAS 157 is applicable for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. Our cash equivalents and investment securities held at March 31, 2008 are classified within Level 1 or Level 2 of the fair value hierarchy. These investments are valued using quoted market prices, broker or dealer quotations, or other observable inputs. The partial adoption of SFAS 157, in accordance with FSP 157-2, did not impact our consolidated financial position or valuation of cash equivalents or investment securities.

Net cash used in operating activities increased to $20.5 million for the three months ended March 31, 2008 compared to $14.2 million for the three months ended March 31, 2007. This increase was primarily due to an increase in our net loss and changes in operating assets and liabilities, including an aggregate decrease of $5.4 million in accounts payable and accrued expenses during the three months ended March 31, 2008 compared to an aggregate decrease of $3.8 million in the comparable period in 2007. The decrease in accounts payable and accrued expenses during the three months ended March 31, 2008 was largely due to payments made for external service costs related to our clinical trials, which had been incurred and accrued during 2007.

Net cash provided by investing activities totaled $24.6 million for the three months ended March 31, 2008 compared to $20.0 million for the comparable period of 2007, and has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities.

Net cash used in financing activities totaled $161,000 during the three months ended March 31, 2008 compared to net cash provided by financing activities of $1.1 million during the three months ended March 31, 2007. The decrease was primarily attributable to lower proceeds from the issuance of common stock and long-term debt during the three months ended March 31, 2008.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain fixed interest rates ranging from 8.46 to 10.41 percent per annum. At March 31, 2008, we had $1.9 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at March 31, 2008.

The following table summarizes our contractual obligations, including interest, at March 31, 2008 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$15,734	$2,507	$7,378	$3,271	$2,578
Long-term debt	2,099	1,076	999	24	—

Total	$17,833	$3,583	$8,377	$3,295	$2,578

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $22.6 million of future services under these agreements as of March 31, 2008, and contracted for up to approximately $11.6 million of additional future services in April 2008. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

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

We have consumed substantial amounts of capital since our inception. Although we believe our existing cash resources and the anticipated payments from our existing collaborations will be sufficient to fund our anticipated cash requirements through 2009, we will require significant additional financing in the future to fund our operations.

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

In December 2007, the FASB issued SFAS No. 160, Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. SFAS 160 impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The amount of consolidated net income attributable to the parent filer and to the minority interest would be clearly identified and presented on the face of the consolidated statements of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and maintain liquidity. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, financial institutions, and government agencies with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2008, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2008, we had an accumulated deficit of approximately $246.2 million. We expect our annual net losses to increase over the next several years as we expand our research and development activities, incur significant preclinical and clinical development costs, and enhance our infrastructure.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Substantially all of our revenues for the three months ended March 31, 2008 and year ended December 31, 2007 were from our collaborations with Allergan and Sepracor as well as our agreements with other parties. We anticipate that collaborations with pharmaceutical companies, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. For the three months ended March 31, 2008, we used $20.5 million in net cash to fund our operating activities. Our cash and investment securities totaled approximately $106.5 million at March 31, 2008. Although we believe our existing cash resources and anticipated payments from our existing collaborators will be sufficient to fund our cash requirements through 2009, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

We depend on collaborations with third parties to develop and commercialize selected drug candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected drug candidates. Substantially all of our revenues for the three months ended March 31, 2008 were from our collaborations with Allergan as well as our agreements with other parties. The ongoing research term of our agreements with Allergan will end in March 2009. There is no guarantee that revenues from our collaborations will continue at current or past levels.

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

We face financial and administrative challenges in coordinating the operations of our European activities with our activities in California, which could have an adverse impact on our operations.*

Our subsidiary in Malmö, Sweden, ACADIA Pharmaceuticals AB, employs approximately 27 percent of our total personnel and is engaged in research and development activities, with primary responsibility for combinatorial, medicinal and analytical chemistry. Our principal executive offices, however, are located in San Diego. The additional administrative expense required to coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

Relying on third-party manufacturers may result in delays in our clinical trials and product introductions.*

We have no manufacturing facilities and have no experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our drug candidates for clinical trials. If any of our drug candidates are approved by the FDA or other regulatory agencies for commercial sale, we may need to contract with a third party to manufacture them in larger quantities. We currently use third-party manufacturers to produce clinical supplies of our compounds for us, including pimavanserin and ACP-104. While we believe that there are alternative sources available to manufacture our drug candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

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

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.*

There is significant litigation in our industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. In particular, there are many patents relating to specific genes, nucleic acids, polypeptides or the uses thereof to identify drug candidates. Some of these may encompass genes or polypeptides that we utilize in our drug development activities. If our drug development activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from using the patented genes or polypeptides for the identification or development of drug compounds. There are also many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from making, using or selling the patented compounds. We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

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

The patent applications of pharmaceutical and biotechnology companies involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.*

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. For example, some of our patent applications will cover gene sequences and products and the uses of those gene sequences and products. Public disclosures and patent applications related to the Human Genome Project and other genomics efforts may limit the scope of our claims or make unpatentable subsequent patent applications. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. The United States Patent and Trademark Office’s standards are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the United States Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our drug candidates. In addition, U.S. patent laws may change which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (filed as Exhibit 4.3 to Registration Statement No 333-124753).

10.1[a]	Third Amendment to Collaboration Research, Development and License Agreements, dated March 3, 2008, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc.

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ACADIA Pharmaceuticals Inc.

Date:	May 5, 2008	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer
(on behalf of the registrant and as the
registrant’s Principal Executive Officer)

		By:	/s/ Thomas H. Aasen
Thomas H. Aasen
Vice President and Chief Financial Officer
(on behalf of the registrant and as the
registrant’s Principal Financial and Accounting Officer)