Form 10-Q
period 2008-06-30
ACADIA PHARMACEUTICALS INC
filed 2008-08-07
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 31, 2008:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	37,130,389

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	June 30, 2008	December 31, 2007(1)
Assets
Cash and cash equivalents	$20,285	$16,987
Investment securities, available-for-sale	69,336	109,871
Prepaid expenses, receivables and other current assets	3,486	4,395

Total current assets	93,107	131,253
Property and equipment, net	2,712	3,048
Other assets	261	283

Total assets	$96,080	$134,584

Liabilities and Stockholders’ Equity
Accounts payable	$3,217	$2,590
Accrued expenses	9,620	15,012
Deferred revenue	170	707
Current portion of long-term debt	882	978

Total current liabilities	13,889	19,287

Other long-term liabilities	257	207
Long-term debt, less current portion	730	1,156

Total liabilities	14,876	20,650

Commitments (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at June 30, 2008 and December 31, 2007; 37,130,389 shares and 37,035,389 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	345,416	343,293
Accumulated deficit	(264,523)	(229,856)
Accumulated other comprehensive income	307	493

Total stockholders’ equity	81,204	113,934

Total liabilities and stockholders’ equity	$96,080	$134,584

(1)	The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Collaborative revenues	$177	$2,055	$983	$4,015

Operating expenses
Research and development (includes stock-based compensation of $380, $705, $795 and $1,609, respectively)	16,036	11,495	31,207	23,756
General and administrative (includes stock-based compensation of $431, $377, $852 and $747, respectively)	3,184	3,163	6,454	6,316

Total operating expenses	19,220	14,658	37,661	30,072

Loss from operations	(19,043)	(12,603)	(36,678)	(26,057)
Interest income	802	1,920	2,109	2,884
Interest expense	(46)	(70)	(98)	(134)

Net loss	$(18,287)	$(10,753)	$(34,667)	$(23,307)

Net loss per common share, basic and diluted	$(0.49)	$(0.29)	$(0.94)	$(0.70)

Weighted average common shares outstanding, basic and diluted	37,102	36,894	37,077	33,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(34,667)	$(23,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554	540
Stock-based compensation	1,647	2,356
Amortization of investment premium/discount	124	(515)
Other	—	(30)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	984	(495)
Other assets	22	68
Accounts payable	586	(1,115)
Accrued expenses	(5,514)	(4,963)
Deferred revenue	(537)	(169)
Other long-term liabilities	47	(286)

Net cash used in operating activities	(36,754)	(27,916)

Cash flows from investing activities
Purchases of investment securities	(47,576)	(114,203)
Maturities of investment securities	87,739	68,340
Purchases of property and equipment	(152)	(195)

Net cash provided by (used in) investing activities	40,011	(46,058)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	476	97,977
Proceeds from issuance of long-term debt	—	692
Repayments of long-term debt	(522)	(581)

Net cash provided by (used in) financing activities	(46)	98,088

Effect of exchange rate changes on cash	87	37

Net increase in cash and cash equivalents	3,298	24,151
Cash and cash equivalents
Beginning of period	16,987	15,480

End of period	$20,285	$39,631

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	$(248)	$55

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	3,293	2,833	3,134	2,831
Antidilutive warrants to purchase common stock	1,393	1,393	1,393	1,393
Restricted vesting common stock	—	7	—	10

	4,686	4,233	4,527	4,234

3. Stock-Based Compensation

During the three and six months ended June 30, 2008 and the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense related to employee and non-employee stock option awards and its employee stock purchase plan (the “Purchase Plan”) of $811,000, $1.6 million, $1.1 million and $2.4 million, respectively. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method on January 1, 2006. The Company continues to account for compensation expense for options granted to non-employees other than directors in accordance with Emerging Issues Task Force, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. At June 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date and existing Purchase Plan rights was $6.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The value of each employee stock option and Purchase Plan right is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. All option expense is amortized over the requisite service period of the awards, which are generally the vesting periods. The following assumptions were used to estimate the fair value of employee stock options:

	Six Months Ended June 30,
	2008	2007
	(unaudited)
Expected volatility	68%-74%	64%-68%
Risk-free interest rate	2-3%	5%
Expected forfeiture rate	5-6%	6%
Expected dividend yield	0%	0%
Expected life of options in years	5.5-5.7	5.4-5.5

The following assumptions were used to estimate fair value for the latest offering under the Purchase Plan that commenced June 1, 2008: expected volatility of 50 to 76 percent; risk-free interest rate of 2 to 3 percent; dividend yield of 0 percent; and expected life in years of 0.5 to 2.0.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net loss	$(18,287)	$(10,753)	$(34,667)	$(23,307)
Unrealized gain (loss) on investment securities, net of tax	(382)	61	(248)	55
Foreign currency translation gain, net of tax	22	26	62	18

Total comprehensive loss	$(18,647)	$(10,666)	$(34,853)	$(23,234)

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
	(unaudited)
Accrued clinical and research services	$6,283	$10,650
Accrued compensation and benefits	2,567	3,410
Other	770	952

Total	$9,620	$15,012

6. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and six months ended June 30, 2008 and 2007 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows (in thousands):

	June 30, 2008	December 31 2007
	(unaudited)
United States	$1,805	$2,090
Europe	907	958

Total	$2,712	$3,048

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

As of June 30, 2008, the Company held $88.1 million of cash equivalents and available-for-sale investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions, and government agencies and a money market fund wholly-backed by U.S. Treasury collateral. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. The Company’s investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.

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

		Fair Value Measurements at Reporting Date using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund, wholly-backed by U.S. Treasury collateral	$13,688	$13,688	$—	$—
U.S. government agency securities	2,255	2,255	—	—
Government sponsored enterprises	14,037	—	14,037	—
Corporate debt securities	6,063	—	6,063	—
Commercial paper	47,289	—	47,289	—
Asset-backed securities	4,754	—	4,754	—

	$88,086	$15,943	$72,143	$—

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

8. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its drug candidates. The Company was contractually obligated for up to approximately $34.6 million of future services under these agreements as of June 30, 2008. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress of the underlying studies.

9. Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and would be applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. The Company is currently evaluating the potential impact of EITF 07-1 on its consolidated financial statements.

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

10. Subsequent Events

On August 5, 2008, the Company announced a strategic restructuring designed to focus resources on its most advanced product candidates and provide additional financial flexibility and strength. The Company is focused on developing a portfolio of its four most advanced product candidates, consisting of two internal compounds as well as two partnered compounds that are funded by Allergan.

In connection with the restructuring, the Company plans to reduce its total workforce by about 50 percent to 65 employees. The Company estimates that it will record charges of between approximately $2.0 to $2.5 million during the third quarter of 2008 in connection with the restructuring. The Company anticipates that its internal operating expenses will be reduced significantly following the restructuring.

On August 4, 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited that provides the Company with access, at its discretion, to up to $60 million in capital during the next three years through the sale of newly-issued shares of the Company’s common stock. The funds that can be raised under the CEFF over the three-year period will depend on the then-current price of the Company’s common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. The Company is not obligated to utilize any of the funds available under the CEFF and there are no minimum commitments or minimum use penalties.

The Company may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of its market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold. Kingsbridge may purchase shares of common stock under the CEFF at discounts ranging from 6 percent to 12 percent, depending on the average market price of the Company’s common stock during the applicable pricing period. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 350,000 shares of common stock at an exercise price of $3.915 per share, which represented a 25 percent premium over the average of the closing price of its common stock for the five days preceding the signing of the CEFF. The Company has agreed to file a registration statement with respect to the resale of shares issuable pursuant to the CEFF and underlying the warrant.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. Our most advanced product candidate is pimavanserin, currently in Phase III development for the treatment of Parkinson’s disease psychosis, or PDP. We also have reported positive results from a Phase II trial with pimavanserin as a co-therapy in schizophrenia and from a proof-of-concept clinical study with pimavanserin for the treatment of sleep maintenance insomnia in healthy older adults. We have retained worldwide commercialization rights to pimavanserin. We also have a chronic pain program in Phase II development and a glaucoma program in Phase I studies in collaboration with Allergan, Inc. In addition to our clinical programs, we are developing ACP-106, currently in IND-track development. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At June 30, 2008, we had an accumulated deficit of $264.5 million. We expect our operating losses to continue for at least the next several years as we pursue the clinical development of our drug candidates and expand our product pipeline.

Recent Developments

In June 2008, we reported top-line results from a Phase IIb clinical trial in our program with ACP-104 as a treatment for patients with schizophrenia. The study did not meet its primary endpoint of antipsychotic efficacy or any of the secondary endpoints. Although we are continuing to analyze the results from this study, we currently do not anticipate conducting further studies with ACP-104.

On August 5, 2008, we announced a strategic restructuring designed to focus resources on our most advanced product candidates and provide additional financial flexibility and strength. We are focused on developing a portfolio of our four most advanced product candidates, consisting of two internal compounds as well as two partnered compounds that are funded by Allergan. Our top priority continues to be advancing our Phase III program with pimavanserin for PDP. Through our collaborations with Allergan, we are advancing a Phase II program in chronic pain and a Phase I program in glaucoma. In addition, we intend to complete IND-enabling studies to advance a fourth product candidate, ACP-106, into the clinic in 2009. While we have significantly reduced spending on earlier-stage programs, we have maintained core discovery capabilities to support our advanced clinical programs and collaborations and to provide opportunities to introduce additional clinical programs in the future.

In connection with the restructuring, we plan to reduce our total workforce by about 50 percent to 65 employees. We estimate that we will record charges of between approximately $2.0 to $2.5 million during the third quarter of 2008 in connection with the restructuring. We anticipate that our internal operating expenses will be reduced significantly following the restructuring and that cash used in our operating activities during 2009 will be below its 2008 level.

On August 4, 2008, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited that provides us with access, at our discretion, to up to $60 million of capital during the next three years through the sale of newly-issued shares of our common stock. The funds that can be raised under the CEFF will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. We are not obligated to utilize any of the funds available under the CEFF and there are no minimum commitments or minimum use penalties.

We may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold. Kingsbridge may purchase shares of common stock under the CEFF at discounts ranging from 6 percent to 12 percent, depending on the average market price of our common stock during the applicable pricing period.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan. We also entered into a collaboration agreement with Sepracor and a development agreement with The Stanley Medical Research Institute (“SMRI”), the terms of which ended in January 2008 and May 2007, respectively, as well as smaller scale research and license agreements with other parties. As of June 30, 2008, we had received an aggregate of $58.5 million in payments under these agreements, including research funding and related fees and upfront and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements with Allergan and any additional collaborations, including any upfront payments upon execution of new agreements, research funding throughout the research term of our agreements with these parties, and milestone payments contingent upon achievement of agreed-upon objectives.

Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $14.8 million in payments as of June 30, 2008, consisting of upfront fees, and research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2009. While we will receive additional research funding during this extended term, we have had, and anticipate we will have, a reduced level of research activities and related research funding under this collaboration during the extension. We are also a party to two other collaboration agreements with Allergan, under which we are currently pursuing the clinical development of drug candidates in the areas of neuropathic pain and glaucoma. We are eligible to receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our collaboration agreements with Allergan is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

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

Research and Development Expenses

Our research and development expenses consist primarily of fees paid to external service providers, salaries and related personnel expenses, laboratory supplies and costs for facilities and equipment. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced clinical and preclinical programs. We are responsible for all costs incurred in the development of pimavanserin as well as the costs associated with our other proprietary programs. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in our clinical programs for neuropathic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our drug candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our drug candidates. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
External costs:
Pimavanserin	$6,668	$2,428	$12,744	$5,012
ACP-104	1,253	1,347	2,633	3,266
Other	1,000	323	1,374	670

Subtotal	8,921	4,098	16,751	8,948
Internal costs	6,735	6,692	13,661	13,199
Stock-based compensation	380	705	795	1,609

Total research and development	$16,036	$11,495	$31,207	$23,756

At this time, due to the risks inherent in the clinical trial process and given the stage of development of our programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our drug candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While our current focus is primarily on advancing the clinical development of pimavanserin, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate, as well as an ongoing assessment of each drug candidate’s commercial potential. We cannot forecast with any degree of certainty which drug candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our drug candidates.

We expect our external research and development expenses to be substantial and to increase as we continue the development of our clinical programs. The lengthy process of completing clinical trials and seeking regulatory approval for our drug candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), using the modified prospective transition method. Under that transition method, compensation cost recognized for the three and six months ended June 30, 2008 and 2007 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined by using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The value of each employee stock option and each employee stock purchase plan right is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. At June 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date and employee stock purchase plan rights existing on that date were $6.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

Comparison of the Three Months Ended June 30, 2008 and 2007

Revenues

Revenues totaled $177,000 for the three months ended June 30, 2008 compared to $2.1 million for the three months ended June 30, 2007. The decrease in revenues was primarily due to completion of the terms of our agreements with Sepracor and SMRI in January 2008 and May 2007, respectively, as well as lower revenues from our collaborations with Allergan. Revenues from our agreements with Allergan totaled $177,000 for the three months ended June 30, 2008 compared to $666,000 for the three months ended June 30, 2007. Revenues from our agreements with Sepracor and SMRI totaled $827,000 and $250,000, respectively, for the three months ended June 30, 2007.

Research and Development Expenses

Research and development expenses increased to $16.0 million for the three months ended June 30, 2008, including $380,000 in stock-based compensation, compared to $11.5 million for the three months ended June 30, 2007, including $705,000 in stock-based compensation. Excluding stock-based compensation, the increase in research and development expenses was primarily attributable to $4.8 million in increased external costs, largely reflecting increased clinical development activity associated with our proprietary clinical programs. External costs totaled $8.9 million, or 56 percent of our research and development expenses, for the three months ended June 30, 2008, compared to $4.1 million or 36 percent of our research and development expenses, for the comparable period in 2007.

General and Administrative Expenses

General and administrative expenses totaled $3.2 million for the three months ended June 30, 2008, including $431,000 in stock-based compensation, compared to $3.2 million for the three months ended June 30, 2007, including $377,000 in stock-based compensation. General and administrative expenses for the three months ended June 30, 2008 were comparable to expenses for the three months ended June 30, 2007 as increased personnel and other administrative costs were offset by decreased professional fees.

Interest Income

Interest income decreased to $802,000 for the three months ended June 30, 2008 from $1.9 million for the three months ended June 30, 2007. The decrease in interest income was due to lower average levels of cash and investment securities and decreased yields on our investment security portfolio during the three months ended June 30, 2008.

Comparison of the Six Months Ended June 30, 2008 and 2007

Revenues

Revenues totaled $983,000 for the six months ended June 30, 2008 compared to $4.0 million for the comparable period of 2007. The decrease in revenues was primarily due to completion of the terms of our agreements with Sepracor and SMRI in January 2008 and May 2007, respectively, as well as lower revenues from our collaborations with Allergan. Revenues from our agreement with Sepracor totaled $91,000 for the six months ended June 30, 2008 compared to $1.7 million for the six months ended June 30, 2007. Revenues from our collaborations with Allergan totaled $504,000 for the six months ended June 30, 2008 compared to $987,000 for the six months ended June 30, 2007. Revenues from our agreement with SMRI totaled $1.0 million for the six months ended June 30, 2007.

Research and Development Expenses

Research and development expenses increased to $31.2 million for the six months ended June 30, 2008, including $795,000 in stock-based compensation, compared to $23.8 million for the six months ended June 30, 2007, including $1.6 million in stock-based compensation, largely reflecting increased clinical development activity associated with our proprietary clinical programs. Excluding stock-based compensation, the increase in research and development expenses was primarily attributable to $7.9 million in increased external costs, and increased costs associated with our research and development organization, including $640,000 in increased salaries and related personnel costs. External costs totaled $16.8 million, or 54 percent of our research and development expenses, for the six months ended June 30, 2008, compared to $8.9 million or 38 percent of our research and development expenses, for the comparable period of 2007.

General and Administrative Expenses

General and administrative expenses totaled $6.5 million for the six months ended June 30, 2008, including $852,000 in stock-based compensation, compared to $6.3 million for the six months ended June 30, 2007, including $747,000 in stock-based compensation. Excluding stock-based compensation, general and administrative expenses for the six months ended June 30, 2008 were comparable to expenses for the six months ended June 30, 2007 as increased personnel and other administrative costs were offset by decreased professional fees.

Interest Income

Interest income decreased to $2.1 million for the six months ended June 30, 2008 from $2.9 million for the six months ended June 30, 2007. The decrease in interest income was primarily due to decreased yields on our investment portfolio during the six months ended June 30, 2008.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of June 30, 2008, we had received $324.7 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $58.5 million in payments from collaboration agreements, $22.4 million in debt financing, and $20.8 million in interest income.

At June 30, 2008, we had approximately $89.6 million in cash, cash equivalents and investment securities compared to $126.9 million at December 31, 2007. We have invested a substantial portion of our available cash in investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions, and government agencies. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. Our investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We adopted SFAS 157 as of January 1, 2008, as discussed in Note 7 to the Condensed Consolidated Financial Statements. SFAS 157 is applicable for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. Our cash equivalents and investment securities held at June 30, 2008 are classified within Level 1 or Level 2 of the fair value hierarchy. These investments are valued using quoted market prices, broker or dealer quotations, or other observable inputs. The partial adoption of SFAS 157, in accordance with FSP 157-2, did not impact our consolidated financial position or valuation of cash equivalents or investment securities.

Net cash used in operating activities increased to $36.8 million for the six months ended June 30, 2008 compared to $27.9 million for the six months ended June 30, 2007. This increase was primarily due to an increase in our net loss, offset by changes in operating assets and liabilities. These changes included a decrease of $1.0 million in prepaid expenses, receivables and other current assets during the six months ended June 30, 2008, compared to an increase of $495,000 in the comparable period of 2007, and an aggregate decrease of $4.9 million in accounts payable and accrued expenses during the six months ended June 30, 2008, compared to an aggregate decrease of $6.1 million in the comparable period of 2007.

Net cash provided by investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash provided by investing activities during the six months ended June 30, 2008, relative to the comparable period of 2007, was primarily due to increased maturities of investment securities, net of purchases of investment securities.

Net cash used in financing activities totaled $46,000 during the six months ended June 30, 2008 compared to net cash provided by financing activities of $98.1 million during the six months ended June 30, 2007. The decrease was primarily attributable to lower proceeds from the issuance of common stock. Proceeds from the issuance of common stock during the six months ended June 30, 2008 included net proceeds of $96.1 million raised from our public offering in April 2007.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain fixed interest rates ranging from 8.47 to 10.41 percent per annum. At June 30, 2008, we had $1.6 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at June 30, 2008.

The following table summarizes our contractual obligations, including interest, at June 30, 2008 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$15,473	$2,561	$7,478	$3,066	$2,368
Long-term debt	1,794	1,002	779	13	—

Total	$17,267	$3,563	$8,257	$3,079	$2,368

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $34.6 million of future services under these agreements as of June 30, 2008. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the results of the underlying studies.

We have also entered into certain other agreements that may require us to make payments in the future and currently cannot forecast with any degree of certainty when or if we will be required to make payments under these agreements. Under the terms of one agreement in which we licensed certain intellectual property rights that complement our patent portfolio, if certain conditions are met, we are required to make future payments, including milestones, royalties and sublicensing fees for compounds covered by the agreement.

We have consumed substantial amounts of capital since our inception. In August 2008, we announced a strategic restructuring designed to focus resources on our most advanced product candidates and provide additional financial flexibility and strength. In connection with the restructuring, we plan to reduce our total workforce by about 50 percent to 65 employees. We estimate that we will record charges of between approximately $2.0 to $2.5 million during the third quarter of 2008 in connection with the restructuring. We anticipate that our internal operating expenses will be reduced significantly following the restructuring and that cash used in our operating activities during 2009 will be below its 2008 level.

We believe that our existing cash resources and the anticipated payments from our collaborations will be sufficient to fund our cash requirements into the first half of 2010. In August 2008, we entered into a CEFF with Kingsbridge designed to provide us with added financial strength and flexibility. The CEFF provides us with access, at our discretion, to up to $60 million of capital during the next three years through the sale of newly-issued shares of our common stock. The funds that can be raised under the CEFF will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and maintain liquidity. To achieve this objective, we invest in highly liquid and high quality marketable debt instruments of corporations, financial institutions, and government agencies with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2008, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2008, we had an accumulated deficit of approximately $264.5 million. We expect our annual net losses to continue over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Substantially all of our revenues for the six months ended June 30, 2008 and year ended December 31, 2007 were from our collaborations with Allergan and Sepracor as well as our agreements with other parties. We anticipate that collaborations with pharmaceutical companies, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

If we do not realize the expected benefits from the restructuring that we announced in August 2008, our operating results and financial conditions would be negatively impacted.*

In August 2008, we announced a strategic restructuring designed to focus our resources on our most advanced products candidates. If we are unable to realize the expected operational efficiencies from our restructuring, our operating results and financial condition would be adversely affected. Employees whose positions are eliminated in connection with the restructuring may seek future employment with our competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot guarantee that we will not have to undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our restructuring.

Our CEFF may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.*

Pursuant to the CEFF, Kingsbridge committed to purchase up to the lesser of $60 million or up to approximately 7 million shares of our common stock over a three-year period, if we elect to use this facility. Kingsbridge will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price for our common stock, the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF, and customary other conditions, such as accuracy of representations and warranties and compliance with applicable laws. Kingsbridge is permitted to terminate the CEFF under certain circumstances. If we are unable to access funds through the CEFF or Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms.

In connection with the CEFF, we have agreed to file a registration statement with the SEC within 60 days of August 4, 2008 to register the resale of shares of our common stock that may be issued pursuant to the CEFF or upon exercise of the warrant. After the registration statement has been declared effective by the SEC, we are entitled, in certain circumstances, to deliver a “blackout” notice to Kingsbridge to suspend the use of the prospectus covering the shares of common stock that may be issued in connection with the CEFF and prohibit Kingsbridge from selling shares under that prospectus for a certain period of time. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement covering the resale of the shares of common stock to be issued in connection with the CEFF is not effective in circumstances not permitted by our registration rights agreement with Kingsbridge, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of a specified number of shares held by Kingsbridge immediately prior to the blackout period and the change in the market price of our common stock during the period in which the use of the resale registration statement is suspended. If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

If we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of any blackout payment, it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down amounts under the CEFF, we will issue shares to Kingsbridge at a discount of up to 12% from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing and may further decrease our share price.

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

Our drug development programs are at various stages of development and the historical rate of failures for drug candidates is extremely high. In our most advanced program, we are in Phase III development with pimavanserin for the treatment of Parkinson’s disease psychosis. We also have completed clinical trials in our program with pimavanserin as a co-therapy for schizophrenia, and in our program with pimavanserin for the treatment of sleep maintenance insomnia. We also have neuropathic pain and glaucoma clinical programs in collaboration with Allergan.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. For the six months ended June 30, 2008, we used $36.8 million in net cash to fund our operating activities. Our cash and investment securities totaled approximately $89.6 million at June 30, 2008. We believe our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements into the first half of 2010. However, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our drug candidates or technology. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, including funds raised under the CEFF, may significantly dilute existing stockholders.

We depend on collaborations with third parties to develop and commercialize selected drug candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected drug candidates. Substantially all of our revenues for the six months ended June 30, 2008 were from our collaborations with Allergan as well as our agreements with other parties. The ongoing research term of our agreements with Allergan will end in March 2009. There is no guarantee that revenues from our collaborations will continue at current or past levels.

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

Our drug candidates may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.*

Even if our drug candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved drug candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

•	the ability to provide acceptable evidence of safety and efficacy;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	availability of alternative treatments;

•	pricing and cost effectiveness, which may be subject to regulatory control;

•	effectiveness of our or our collaborators’ sales and marketing strategy; and

•	our ability to obtain sufficient third-party insurance coverage or reimbursement.

If any drug candidate that we discover and/or develop does not provide a treatment regimen that is as beneficial as the current standard of care or otherwise does not provide patient benefit, that product will not achieve market acceptance and we will not generate sufficient revenues to achieve or maintain profitability.

If we are unable to attract, retain, and motivate key management and scientific staff, our drug development programs and our research and discovery efforts may be delayed and we may be unable to successfully develop or commercialize our drug candidates.*

Our success depends on our ability to attract, retain, and motivate highly qualified management and scientific personnel. In particular, our drug discovery and development programs depend on our ability to attract and retain highly skilled chemists, biologists, pharmacologists, and development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. In the future, we may need to hire additional personnel if we expand our research and development efforts from our current levels. We face competition for experienced scientists, clinical operations personnel, and other technical personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. If we are unable to attract and retain the necessary personnel, this will significantly impede the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion.

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

We will need to transition our organization in connection with our restructuring, and we may encounter difficulties managing this transition, which could adversely affect our results of operations.*

We will need to effectively manage our operations and facilities in order to advance our drug development programs, achieve milestones under our collaboration agreements, facilitate additional collaborations, and pursue other development activities. Following our restructuring, it is possible that our infrastructure may be inadequate to support our future efforts and growth. To manage our transition, we will be required to continue to improve our operational, financial and management controls, and reporting systems and procedures. In addition, we may have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop. We may not successfully manage the transition of our operations and, accordingly, may not achieve our research, development, and commercialization goals.

We face financial and administrative challenges in coordinating the operations of our European activities with our activities in California, which could have an adverse impact on our operations.*

Our subsidiary in Malmö, Sweden, ACADIA Pharmaceuticals AB, employed approximately 26 percent of our total personnel as of June 30, 2008. However, following implementation of our restructuring, that percentage is expected to be significantly lower. Our principal executive offices are located in San Diego. The additional administrative expense required to coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.*

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the status of development of pimavanserin and our other drug candidates, including compounds being developed under our collaborations;

•	whether we generate revenues by achieving specified research or commercialization milestones under any agreements or otherwise receive potential payments under these agreements;

•	whether we are required to make payments due to achieving specified milestones under any licensing or similar agreements or otherwise make potential payments under these agreements;

•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes regarding these collaborations;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development and other internal research and development efforts;

•	the effect of competing technologies and products and market developments;

•	the costs and benefits associated with our restructuring;

•	the costs associated with litigation; and

•	general and industry-specific economic conditions.

We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as indications of our future performance.

Relying on third-party manufacturers may result in delays in our clinical trials and product introductions.*

We have no manufacturing facilities and have no experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our drug candidates for clinical trials. If any of our drug candidates are approved by the FDA or other regulatory agencies for commercial sale, we may need to contract with a third party to manufacture them in larger quantities. We currently use third-party manufacturers to produce clinical supplies of our compounds for us, including pimavanserin. While we believe that there are alternative sources available to manufacture our drug candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

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

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.*

Our commercial success depends on obtaining and maintaining proprietary rights to our drug candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our drug candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Although we have filed numerous patent applications worldwide with respect to pimavanserin, we have been issued only a limited number of patents with respect to this drug candidate.

Our ability to obtain patent protection for our drug candidates and technologies is uncertain due to a number of factors, including:

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

Risks Related to Our Common Stock

Our stock price may be particularly volatile because we are a drug discovery and development company.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, including results of our clinical trials for pimavanserin or our neuropathic pain and glaucoma collaborations;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding these collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Holders of a significant number of shares of our common stock, from investments made when we were a private company, have rights to cause us to file a registration statement on their behalf or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. In connection with the CEFF, we have agreed to file a registration statement with the SEC within 60 days of August 4, 2008 to register the resale of up to a total of approximately 7.4 million shares of our common stock that may be issued pursuant to the CEFF or upon exercise of the warrant we issued in connection with establishing the CEFF. Our stock price may decline as a result of the sale of the shares of our common stock included in these registration statements.

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

(a) Our 2008 Annual Meeting of Stockholders was held on June 13, 2008.

(b) The election of three nominees to serve as Class I directors on our board of directors until the 2011 Annual Meeting of Stockholders was carried out at the 2008 Annual Meeting of Stockholders. The following three Class I directors were re-elected by the votes indicated:

	For	Withheld
Michael Borer	32,491,237	175,195
Mary Ann Gray	32,476,084	190,348
Lester Kaplan	32,481,363	185,069

In addition to the foregoing election results for the members of our board of directors, the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was submitted to our stockholders for approval. This appointment was ratified and approved by the following vote: 32,522,191 votes for and 128,407 votes against, with 15,834 votes abstaining. For each matter voted upon there were no broker non-votes.

ITEM 5.	OTHER INFORMATION

(a) On August 4, 2008, we entered into the CEFF pursuant to which Kingsbridge has committed to provide up to $60 million of capital during the next three years through the purchase of newly-issued shares of our common stock. The component documents of the CEFF include a Common Stock Purchase Agreement, a Registration Rights Agreement and a Warrant. The funds that can be raised under the CEFF over the three-year term will depend on the then-current price of our common stock and the number of shares actually sold by us to Kingsbridge, which may not exceed an aggregate of 7,072,364 shares. We may access capital under the CEFF in tranches up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $1.50. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 6 to 12 percent, depending on the average market price of our common stock during the applicable pricing period for a tranche. We are not obligated to utilize any of the funds available under the CEFF and there are no minimum commitments or minimum use penalties. We have not sold any shares of common stock to Kingsbridge under the CEFF at this point.

In connection with establishing the CEFF, we issued a warrant to purchase 350,000 shares of our common stock to Kingsbridge with an exercise price of $3.915 per share, representing a 25% premium to the average closing price of our common stock for the five days preceding the signing of the CEFF. The Warrant will become exercisable beginning February 4, 2009, for a period of 5 years, unless earlier terminated.

Under the terms of the Registration Rights Agreement, we have agreed to file, within 60 days of August 4, 2008, a registration statement with the SEC to register for resale the 7,072,364 shares issuable pursuant to the CEFF and the 350,000 shares of common stock issuable upon the exercise of the Warrant, which registration statement is to be effective within 180 days of August 4, 2008. We are entitled, in certain circumstances, to deliver a “blackout” notice to Kingsbridge to suspend the use of the prospectus covering the shares of common stock that may be issued in connection with the CEFF and prohibit Kingsbridge from selling shares under that prospectus for a certain period of time. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement covering the resale of the shares of common stock to be issued in connection with the CEFF is not effective in circumstances not permitted by the Registration Rights Agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of a specified number of shares held by Kingsbridge immediately prior to the blackout period and the change in the market price of our common stock during the period in which the use of the resale registration statement is suspended.

The foregoing is a summary of the terms of the Common Stock Purchase Agreement, the Registration Rights Agreement and the Warrant and does not purport to be complete and is qualified in its entirety by reference to the full text of such documents, copies of which are included as exhibits to this Quarterly Report.

On August 5, 2008, we announced a strategic restructuring designed to focus resources on our four most advanced product candidates and provide additional financial flexibility and strength, which had been approved by our Board of Directors on August 1, 2008. The restructuring was proposed to our Board of Directors after we had completed a strategic review of our product portfolio and business following the disappointing results from the ACP-104 trial, which we reported in June 2008. In connection with the restructuring, we plan to reduce our total workforce by about 50 percent to 65 employees in both San Diego and Malmo. We expect to complete the restructuring with respect to our San Diego operations by August 7, 2008, with the exception of a few employees helping to transition matters. We anticipate that we will complete the restructuring with respect to our Malmo operations in the next three to six months. We estimate that we will record charges of between approximately $2.0 to $2.5 million during the third quarter of 2008 for employment termination costs payable in cash in connection with the restructuring. In connection with the reduction in our workforce, Brian Lundstrom, our Senior Vice President, Business Development and one of our named executive officers, will be leaving the company and his last day of employment will be August 7, 2008.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (filed as Exhibit 4.3 to Registration Statement No 333-124753).

4.4	Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008.

10.1	Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and the Registrant, dated as of August 4, 2008.

10.2	Registration Rights Agreement by and between Kingsbridge Capital Limited and the Registrant, dated as of August 4, 2008.

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: August 7, 2008	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen
Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)