Form 10-Q
period 2008-09-30
ACADIA PHARMACEUTICALS INC
filed 2008-11-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 31, 2008:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	37,142,639

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	September 30, 2008	December 31, 2007(1)
Assets
Cash and cash equivalents	$22,213	$16,987
Investment securities, available-for-sale	50,485	109,871
Prepaid expenses, receivables and other current assets	2,837	4,395

Total current assets	75,535	131,253
Property and equipment, net	2,420	3,048
Other assets	248	283

Total assets	$78,203	$134,584

Liabilities and Stockholders’ Equity
Accounts payable	$2,450	$2,590
Accrued expenses	7,767	15,012
Deferred revenue	170	707
Current portion of long-term debt	815	978

Total current liabilities	11,202	19,287

Other long-term liabilities	199	207
Long-term debt, less current portion	560	1,156

Total liabilities	11,961	20,650

Commitments (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2008 and December 31, 2007; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at September 30, 2008 and December 31, 2007; 37,142,639 shares and 37,035,389 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	346,227	343,293
Accumulated deficit	(280,137)	(229,856)
Accumulated other comprehensive income	148	493

Total stockholders’ equity	66,242	113,934

Total liabilities and stockholders’ equity	$78,203	$134,584

(1)	The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Collaborative revenues	$282	$1,957	$1,265	$5,972

Operating expenses
Research and development (includes stock-based compensation of $346, $805, $1,141 and $2,414, respectively)	13,397	16,909	44,604	40,664
General and administrative (includes stock-based compensation of $446, $441, $1,298 and $1,188, respectively)	2,974	2,941	9,428	9,257

Total operating expenses	16,371	19,850	54,032	49,921

Loss from operations	(16,089)	(17,893)	(52,767)	(43,949)
Interest income	521	1,919	2,630	4,803
Interest expense	(46)	(71)	(144)	(205)

Net loss	$(15,614)	$(16,045)	$(50,281)	$(39,351)

Net loss per common share, basic and diluted	$(0.42)	$(0.43)	$(1.36)	$(1.14)

Weighted average common shares outstanding, basic and diluted	37,137	36,946	37,098	34,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(50,281)	$(39,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	814	811
Stock-based compensation	2,439	3,602
Amortization of investment premium/discount	644	(787)
Other	1	(106)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	1,527	(1,391)
Other assets	33	(44)
Accounts payable	(140)	(483)
Accrued expenses	(7,092)	(2,035)
Deferred revenue	(537)	(1,002)
Other long-term liabilities	(5)	(272)

Net cash used in operating activities	(52,597)	(41,058)

Cash flows from investing activities
Purchases of investment securities	(56,089)	(171,551)
Maturities of investment securities	114,488	122,827
Purchases of property and equipment	(219)	(352)

Net cash provided by (used in) investing activities	58,180	(49,076)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	495	98,114
Proceeds from issuance of long-term debt	—	754
Repayments of long-term debt	(759)	(857)

Net cash provided by (used in) financing activities	(264)	98,011

Effect of exchange rate changes on cash	(93)	105

Net increase in cash and cash equivalents	5,226	7,982
Cash and cash equivalents
Beginning of period	16,987	15,480

End of period	$22,213	$23,462

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	$(342)	$135

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	3,400	2,832	3,219	2,837
Antidilutive warrants to purchase common stock	1,627	1,393	1,471	1,393
Restricted vesting common stock	—	2	—	8

	5,027	4,227	4,690	4,238

3. Stock-Based Compensation

During the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense related to employee and non-employee stock option awards and its employee stock purchase plan (the “Purchase Plan”) of $792,000, $2.4 million, $1.2 million and $3.6 million, respectively. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method on January 1, 2006. The Company continues to account for compensation expense for options granted to non-employees other than directors in accordance with Emerging Issues Task Force, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. At September 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date and existing Purchase Plan rights was $6.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The value of each employee stock option and Purchase Plan right is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. All option expense is amortized over the requisite service period of the awards, which is generally the vesting period. The following assumptions were used to estimate the fair value of employee stock options:

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
Expected volatility	68%-74%	64%-68%
Risk-free interest rate	2-3%	4-5%
Expected forfeiture rate	5-6%	6%
Expected dividend yield	0%	0%
Expected life of options in years	5.5-5.7	5.4-5.5

The following assumptions were used to estimate fair value for the latest offering under the Purchase Plan that commenced June 1, 2008: expected volatility of 50 to 76 percent; risk-free interest rate of 2 to 3 percent; dividend yield of 0 percent; and expected life in years of 0.5 to 2.0.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net loss	$(15,614)	$(16,045)	$(50,281)	$(39,351)
Unrealized gain (loss) on investment securities, net of tax	(94)	80	(342)	135
Foreign currency translation gain (loss), net of tax	(65)	40	(3)	58

Total comprehensive loss	$(15,773)	$(15,925)	$(50,626)	$(39,158)

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Accrued clinical and research services	$3,840	$10,650
Accrued compensation and benefits	3,200	3,410
Other	727	952

Total	$7,767	$15,012

6. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and nine months ended September 30, 2008 and 2007 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
United States	$1,690	$2,090
Europe	730	958

Total	$2,420	$3,048

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

As of September 30, 2008, the Company held $71.5 million of cash equivalents and available-for-sale investment securities consisting of a money market fund wholly-backed by U.S. Treasury collateral and of high quality, marketable debt instruments of corporations, financial institutions, and government agencies. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. The Company’s investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that the Company’s investment portfolio will not be adversely affected in the future.

The Company’s cash equivalents and available-for-sale investment securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices or other observable inputs. The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following hierarchy in connection with our adoption of SFAS 157 (in thousands):

		Fair Value Measurements at Reporting Date using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund, wholly-backed by U.S. Treasury collateral	$20,981	$20,981	$—	$—
Government sponsored enterprises	16,504	—	16,504	—
Corporate debt securities	6,022	—	6,022	—
Commercial paper	27,959	—	27,959	—

	$71,466	$20,981	$50,485	$—

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

8. Restructuring

In August 2008, the Company announced a strategic restructuring designed to focus resources on its most advanced product candidates and provide additional financial flexibility and strength. In connection with the restructuring, the Company is reducing its total workforce by about 50 percent to 65 employees. The Company is providing cash severance payments, continuation of benefits and outplacement services to employees directly affected by the workforce reductions. The Company incurred charges of approximately $2.1 million in connection with the workforce reductions, of which $1.7 million is included in research and development expenses and $454,000 is included in general and administrative expenses in the statement of operations for the three months ended September 30, 2008. The Company anticipates that its internal operating expenses will be reduced significantly following the restructuring. As of September 30, 2008, the Company had accrued remaining restructuring costs totaling $1.4 million, which amount was included in accrued compensation and benefits (Note 5). The majority of these restructuring costs will be paid prior to December 31, 2008.

9. Committed Equity Financing Facility

In August 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited that provides the Company with access, at its discretion, to up to $60 million in capital during a three-year period through the sale of newly-issued shares of the Company’s common stock. The funds that can be raised under the CEFF over the three-year period will depend on the then-current price of the Company’s common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. The Company may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of its market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $1.50. The shares would be sold at discounts ranging from 6 percent to 12 percent, depending on the average market price of the Company’s common stock during the applicable pricing period. The Company is not obligated to utilize any of the funds available under the CEFF and there are no minimum commitments or minimum use penalties.

In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 350,000 shares of common stock at an exercise price of $3.915 per share. The warrant will become exercisable in February 2009 for a five-year period through February 2014, subject to certain exceptions. The warrant’s value of $576,000 was determined on the date of grant using a Black-Scholes pricing model with the following assumptions: risk free interest rate of 3.23 percent, volatility of 74.33 percent, a 5.5 year term and no dividend yield. In accordance with SFAS No. 150 and EITF 00-19, this warrant was recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrant is considered a financing cost.

Also in connection with the CEFF, the Company filed a resale shelf registration statement on Form S-3 with the SEC, which would allow Kingsbridge to resell, as registered securities, any of the shares of the Company’s common stock that may be issued under the CEFF or upon the exercise of the warrant. The registration statement was declared effective by the SEC on September 23, 2008 and must be effective any time that the Company chooses to conduct a draw down under the CEFF. In addition, if the registration statement, or the related prospectus, is not available for the resale of securities purchased by Kingsbridge under the CEFF, then, under certain circumstances, the Company may be required to pay certain liquidated damages to Kingsbridge.

10. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $36.4 million of future services under these agreements as of September 30, 2008. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress of the underlying studies.

11. Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). SFAS 141(R) will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R for business combinations for which the acquisition date occurs on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. SFAS 160 impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The amount of consolidated net income attributable to the parent filer and to the minority interest would be clearly identified and presented on the face of the consolidated statements of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this standard to have a material impact on its financial statements or its results of operations.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently are developing a portfolio consisting of our four most advanced product candidates including pimavanserin, which is in Phase III development for the treatment of Parkinson’s disease psychosis, or PDP. We also have reported positive results with pimavanserin in a Phase II trial as a co-therapy in schizophrenia and in a proof-of-concept clinical study for sleep maintenance insomnia. We have retained worldwide commercialization rights to pimavanserin. In addition, we have a product candidate in Phase II for chronic pain and a product candidate in Phase I for glaucoma, each in collaboration with Allergan, Inc., and we are in IND-track development with ACP-106. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At September 30, 2008, we had an accumulated deficit of $280.1 million. We expect our operating losses to continue for at least the next several years as we pursue the clinical development of our product candidates.

We maintain a website at www.acadia-pharm.com to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information contained in our website does not constitute a part of this Quarterly Report.

Recent Developments

In August 2008, we announced a strategic restructuring designed to focus resources on our most advanced product candidates and provide additional financial flexibility and strength. As part of the restructuring, we are reducing our workforce by about 50 percent to 65 employees. We recorded charges of $2.1 million during the third quarter of 2008 in connection with the restructuring. We anticipate that our internal operating expenses will be reduced significantly following this restructuring and that cash used in our operating activities during 2009 will be below its 2008 level.

In August 2008, we entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited that provides us with access, at our discretion, to up to $60 million of capital during a three-year period. The funds that can be raised under the CEFF will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. We may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold. The shares would be sold at discounts ranging from 6 percent to 12 percent, depending on the average market price of our common stock during the applicable pricing period. We are not obligated to utilize any of the funds available under the CEFF and there are no minimum commitments or minimum use penalties.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our collaboration agreements. We have entered into three separate collaboration agreements with Allergan. We also entered into an agreement with Sepracor and an agreement with The Stanley Medical Research Institute (“SMRI”), the terms of which ended in January 2008 and May 2007, respectively, as well as smaller scale research and license agreements with other parties. As of September 30, 2008, we had received an aggregate of $58.8 million in payments under these agreements, including research funding and related fees and upfront and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements with Allergan and any additional collaborations, including any upfront payments upon execution of new agreements, research funding throughout the research term of our agreements with these parties, and milestone payments contingent upon achievement of agreed-upon objectives.

Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $15.0 million in payments as of September 30, 2008, consisting of upfront fees, and research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2009. We have had a reduced level of research activities and related research funding under this collaboration during the extension. We are also a party to two other collaboration agreements with Allergan, under which we are currently pursuing the clinical development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive milestone payments and royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

Pursuant to a three-year collaboration agreement with Sepracor, the term of which ended in January 2008, we received $6.7 million in research funding. In connection with this agreement, Sepracor also purchased an aggregate of $20 million of our common stock. Pursuant to a development agreement with SMRI, the term of which ended in May 2007, we received an aggregate of $5.0 million in funding to support the development of a product candidate.

Research and Development Expenses

Our research and development expenses consist primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and supplies and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidates. We are responsible for all costs incurred in the development of pimavanserin as well as the costs associated with our other internal programs. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in our clinical programs for chronic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
External costs:
Pimavanserin	$6,322	$2,718	$19,067	$7,730
ACP-104	(50)	6,404	2,582	9,670
ACP-106 and other	324	566	1,698	1,235

Subtotal	6,596	9,688	23,347	18,635
Internal costs	6,455	6,416	20,116	19,615
Stock-based compensation	346	805	1,141	2,414

Total research and development	$13,397	$16,909	$44,604	$40,664

At this time, due to the risks inherent in the clinical trial process and given the stage of development of our programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While our current focus is primarily on advancing the clinical development of pimavanserin, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. As a result, we cannot be certain when and to what extent we will receive cash inflows from the commercialization of our product candidates.

We expect our external research and development expenses to be substantial and to increase as we continue the development of our product candidates. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the cost normally relates to the projected cost to treat a patient in our trials and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed significantly from the actual costs incurred. However, we have expanded the level of our clinical trials and related services. As a result, we anticipate that our estimated accruals for clinical services will be more material to our operations in future periods. Subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), using the modified prospective transition method. Under this method, compensation cost recognized for the three and nine months ended September 30, 2008 and 2007 included (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, excluding stock options granted prior to December 31, 2003, which were valued using the minimum value method, and for which the related compensation cost will continue to be determined by using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The value of each employee stock option and each employee stock purchase plan right is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All options are amortized over the requisite service period of the awards, which is generally the vesting period. At September 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date and employee stock purchase plan rights existing on that date were $6.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock-based awards issued to non-employees other than directors are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes option pricing model.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and future collaborations, and the progress and timing of expenditures related to our development efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenues

Revenues totaled $282,000 for the three months ended September 30, 2008 compared to $2.0 million for the three months ended September 30, 2007. The decrease in revenues was primarily due to the completion of our agreement with Sepracor, which contributed $820,000 in revenues during the three months ended September 30, 2007, as well as lower revenues from our collaborations with Allergan and from smaller scale research and license agreements with other parties. Revenues from our agreements with Allergan totaled $182,000 for the three months ended September 30, 2008 compared to $325,000 for the three months ended September 30, 2007. Revenues from other research and license agreements totaled $100,000 for the three months ended September 30, 2008 compared to $813,000 for the three months ended September 30, 2007.

Research and Development Expenses

Research and development expenses totaled $13.4 million for the three months ended September 30, 2008, including $346,000 in stock-based compensation, compared to $16.9 million for the three months ended September 30, 2007, including $805,000 in stock-based compensation. The decrease in research and development expenses was primarily attributable to $3.1 million in lower external service costs. Costs associated with our internal research and development organization for the three months ended September 30, 2008 were comparable to expenses for the three months ended September 30, 2007, as decreases in laboratory supplies, equipment, and other costs were offset by a net increase of $683,000 in salaries and related personnel costs. The increase in salaries and related personnel costs during the three months ended September 30, 2008 was primarily attributable to a charge of $1.7 million recorded in connection with workforce reductions from our strategic restructuring offset, in part, by a reduction in other employee-related costs. We anticipate that costs associated with our internal research and development organization will be reduced significantly in future quarters following the restructuring.

External costs totaled $6.6 million, or 49 percent of our research and development expenses, for the three months ended September 30, 2008, compared to $9.7 million or 57 percent of our research and development expenses, for the comparable period in 2007. The decrease in external expenses was due primarily to reduced clinical costs following the completion of our clinical trial for ACP-104, offset, in part, by increased clinical costs for pimavanserin.

General and Administrative Expenses

General and administrative expenses totaled $3.0 million for the three months ended September 30, 2008, including $446,000 in stock-based compensation, compared to $2.9 million for the three months ended September 30, 2007, including $441,000 in stock-based compensation. General and administrative expenses for the three months ended September 30, 2008 were comparable to expenses for the three months ended September 30, 2007, as increases of $339,000 in salaries and related personnel costs were offset by decreases in other administrative costs. The increase in salaries and related personnel costs during the three months ended September 30, 2008 was primarily attributable to a charge of $454,000 recorded in connection with workforce reductions from our strategic restructuring.

Interest Income

Interest income decreased to $521,000 for the three months ended September 30, 2008 from $1.9 million for the three months ended September 30, 2007. The decrease in interest income was due to lower average levels of cash and investment securities and decreased yields on our investment security portfolio during the three months ended September 30, 2008.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Revenues

Revenues totaled $1.3 million for the nine months ended September 30, 2008 compared to $6.0 million for the comparable period of 2007. The decrease in revenues was primarily due to completion of our agreements with Sepracor and SMRI, as well as lower revenues from our collaborations with Allergan and smaller scale research and license agreements with other parties. Revenues from our agreement with Sepracor totaled $91,000 for the nine months ended September 30, 2008 compared to $2.5 million for the nine months ended September 30, 2007. Revenues from our agreement with SMRI, which ended in May 2007, totaled $1.0 million for the nine months ended September 30, 2007. Revenues from our collaborations with Allergan totaled $686,000 for the nine months ended September 30, 2008 compared to $1.3 million for the nine months ended September 30, 2007. Revenues from other research and license agreements totaled $487,000 for the nine months ended September 30, 2008 compared to $1.1 million for the nine months ended September 30, 2007.

Research and Development Expenses

Research and development expenses increased to $44.6 million for the nine months ended September 30, 2008, including $1.1 million in stock-based compensation, compared to $40.7 million for the nine months ended September 30, 2007, including $2.4 million in stock-based compensation. Excluding stock-based compensation, the increase in research and development expenses was primarily attributable to $4.7 million in increased external service costs, and $1.3 million in increased salaries and related personnel costs offset, in part, by decreases in laboratory supplies, equipment, and other costs. The increases in salaries and related personnel costs were largely attributable to a charge of $1.7 million recorded during the three months ended September 30, 2008 in connection with workforce reductions from our strategic restructuring. External costs totaled $23.3 million, or 52 percent of our research and development expenses, for the nine months ended September 30, 2008, compared to $18.6 million or 46 percent of our research and development expenses, for the comparable period of 2007. The increase in external expenses was largely attributable to increased clinical development costs for pimavanserin, offset in part by reduced costs for ACP-104.

General and Administrative Expenses

General and administrative expenses totaled $9.4 million for the nine months ended September 30, 2008, including $1.3 million in stock-based compensation, compared to $9.3 million for the nine months ended September 30, 2007, including $1.2 million in stock-based compensation. General and administrative expenses were comparable for the periods as increases of $715,000 in salaries and related personnel costs were offset by decreases in professional fees and other administrative costs. The increases in salaries and related personnel costs were largely due to a charge of $454,000 recorded during the three months ended September 30, 2008 in connection with workforce reductions from our strategic restructuring.

Interest Income

Interest income decreased to $2.6 million for the nine months ended September 30, 2008 from $4.8 million for the nine months ended September 30, 2007. The decrease in interest income was due to lower average levels of cash and investment securities and decreased yields on our investment security portfolio during the nine months ended September 30, 2008.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of September 30, 2008, we had received $324.8 million in net proceeds from sales of our equity securities, including $6.9 million in debt retired through the issuance of our common stock, $58.8 million in payments from collaboration agreements, $22.4 million in debt financing, and $21.3 million in interest income.

At September 30, 2008, we had approximately $72.7 million in cash, cash equivalents and investment securities compared to $126.9 million at December 31, 2007. We have invested a substantial portion of our available cash in a money market fund wholly-backed by U.S. Treasury collateral and in investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions, and government agencies. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. Our investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

We adopted SFAS 157 as of January 1, 2008, as discussed in Note 7 to the Condensed Consolidated Financial Statements. SFAS 157 is applicable for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. Our cash equivalents and investment securities held at September 30, 2008 are classified within Level 1 or Level 2 of the fair value hierarchy. These investments are valued using quoted market prices or other observable inputs. The partial adoption of SFAS 157, in accordance with FSP 157-2, did not impact our consolidated financial position or valuation of cash equivalents or investment securities.

Net cash used in operating activities increased to $52.6 million for the nine months ended September 30, 2008 compared to $41.1 million for the nine months ended September 30, 2007. This increase was primarily due to an increase in our net loss and by changes in operating assets and liabilities. These changes included an aggregate decrease of $7.2 million in accounts payable and accrued expenses during the nine months ended September 30, 2008, compared to an aggregate decrease of $2.5 million in the comparable period of 2007, and a decrease of $1.5 million in prepaid expenses, receivables and other current assets during the nine months ended September 30, 2008, compared to an increase of $1.4 million in the comparable period of 2007.

Net cash provided by investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash provided by investing activities during the nine months ended September 30, 2008, relative to the comparable period of 2007, was primarily due to increased maturities of investment securities, net of purchases of investment securities.

Net cash used in financing activities totaled $264,000 during the nine months ended September 30, 2008 compared to net cash provided by financing activities of $98.0 million during the nine months ended September 30, 2007. The decrease was primarily attributable to lower proceeds from the issuance of common stock. Proceeds from the issuance of common stock during the nine months ended September 30, 2007 included net proceeds of $96.1 million raised from our public offering in April 2007.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain fixed interest rates ranging from 8.47 to 10.41 percent per annum. At September 30, 2008, we had $1.4 million in outstanding borrowings under these agreements, which are secured by the related equipment. We were in compliance with required financial covenants and conditions at September 30, 2008.

The following table summarizes our contractual obligations, including interest, at September 30, 2008 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$14,373	$2,507	$7,256	$2,651	$1,959
Long-term debt	1,519	913	603	3	—

Total	$15,892	$3,420	$7,859	$2,654	$1,959

We also have entered into agreements with contract research organizations and other external service providers for services in connection with the development of our drug candidates. We were contractually obligated for up to approximately $36.4 million of future services under these agreements as of September 30, 2008. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the progress of the underlying studies.

In addition, we have entered into certain other agreements that may require us to make payments in the future and currently cannot forecast with any degree of certainty when or if we will be required to make payments under these agreements. Under the terms of one agreement in which we licensed certain intellectual property rights that complement our patent portfolio, if certain conditions are met, we are required to make future payments, including milestones, royalties and sublicensing fees for compounds covered by the agreement.

We have consumed substantial amounts of capital since our inception. In August 2008, we announced a strategic restructuring designed to focus resources on our most advanced product candidates and provide additional financial flexibility and strength. In connection with the restructuring, we are reducing our total workforce by about 50 percent to 65 employees. We anticipate that our internal operating expenses will be reduced significantly following the restructuring and that cash used in our operating activities during 2009 will be below its 2008 level.

We believe that our existing cash resources and the anticipated payments from our collaborations will be sufficient to fund our cash requirements into the first half of 2010. In August 2008, we entered into a CEFF designed to provide us with added financial strength and flexibility. The CEFF provides us with access, at our discretion, to up to $60 million of capital during a three-year period through the sale of newly-issued shares of our common stock. The funds that can be raised under the CEFF will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. We may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $1.50. The shares would be sold at discounts ranging from 6 percent to 12 percent, depending on the average market price of our common stock during the applicable pricing period.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. We cannot be certain that funding will be available to us on acceptable terms, or at all. The recent deterioration in the financial markets has adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may dramatically limit access to additional financing over the near-term future. In particular, given the current market conditions, any unfavorable outcome over the next year in one or more of the studies that we are currently conducting in our Phase III program with pimavanserin, including the first Phase III pivotal trial, could have a material adverse effect on us and our ability to raise additional capital.

The turmoil in the financial markets could have a material adverse effect on our ability to access sufficient funding pursuant to our CEFF or from other sources on acceptable terms, or at all. To the extent that the average price of our common stock is below the minimum share price of $1.50, we will not be able to raise money under the CEFF. If we cannot raise additional capital under the CEFF or from other sources, we will be required to delay, further reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. In addition, should we be required to further reduce the scope of our discovery activities, this may lead to an impairment of our equipment and additional charges, which could materially affect our balance sheet and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R). SFAS 141(R) will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R for business combinations for which the acquisition date occurs on or after January 1, 2009

In December 2007, the FASB issued SFAS No. 160, Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. SFAS 160 impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The amount of consolidated net income attributable to the parent filer and to the minority interest would be clearly identified and presented on the face of the consolidated statements of operations. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this standard to have a material impact on our financial statements or our results of operations.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2008, we had an accumulated deficit of approximately $280.1 million. We expect our annual net losses to continue over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our drug candidates. Substantially all of our revenues for the nine months ended September 30, 2008 were from our collaborations with Allergan as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our drug candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

If we do not realize the expected benefits from the restructuring that we announced in August 2008, our operating results and financial conditions would be negatively impacted.*

In August 2008, we announced a strategic restructuring designed to focus our resources on our most advanced product candidates. If we are unable to realize the expected operational efficiencies from our restructuring, our operating results and financial condition would be adversely affected. Employees whose positions are eliminated in connection with the restructuring may seek future employment with our competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot guarantee that we will not have to undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our restructuring.

Our CEFF may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.*

Pursuant to the CEFF, Kingsbridge committed to purchase up to the lesser of $60 million or up to approximately 7 million shares of our common stock over a three-year period, if we elect to use this facility. Kingsbridge will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price of $1.50 for our common stock, the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF, and customary other conditions, such as accuracy of representations and warranties and compliance with applicable laws. Kingsbridge is permitted to terminate the CEFF under certain circumstances. If we are unable to access funds through the CEFF or Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms or at all.

In connection with the CEFF, we filed a registration statement with the SEC to register the resale of shares of our common stock that may be issued pursuant to the CEFF or upon exercise of the warrant. This registration statement was declared effective by the SEC on September 23, 2008. We are entitled, in certain circumstances, to deliver a “blackout” notice to Kingsbridge to suspend the use of the prospectus, which is a part of such registration statement, and prohibit Kingsbridge from selling shares under that prospectus for a certain period of time. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement covering the resale of the shares of common stock to be issued in connection with the CEFF is not effective in circumstances not permitted by our registration rights agreement with Kingsbridge, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of a specified number of shares held by Kingsbridge immediately prior to the blackout period and the change in the market price of our common stock during the period in which the use of the resale registration statement is suspended. If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

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

Our drug development programs are at various stages of development and the historical rate of failures for drug candidates is extremely high. In our most advanced program, we are in Phase III development with pimavanserin for the treatment of Parkinson’s disease psychosis. We are currently conducting a number of studies in this program, including two Phase III pivotal trials, open-label safety extension trials and a range of supporting studies, including carcinogenicity studies, a QTc study, and drug-drug interaction studies. We anticipate completing certain of the studies in this program, including the first Phase III pivotal trial, over the next year. An unfavorable outcome in one or more of the studies in this program could be a major set-back for the program and for our company, generally. In particular, given the recent deterioration in the financial markets, an unfavorable outcome in one or more of these studies would likely require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on our company and the value of our common stock. We also have chronic pain and glaucoma clinical programs in collaboration with Allergan, which are in Phase II and Phase I development, respectively.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. For the nine months ended September 30, 2008, we used $52.6 million in net cash to fund our operating activities. Our cash and investment securities totaled approximately $72.7 million at September 30, 2008. We believe our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements into the first half of 2010. However, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our drug candidates or technology. The recent deterioration in the financial markets has adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain, This, coupled with other factors, may dramatically limit our access to additional financing over the near-term future. This could have a material adverse effect on our ability to access sufficient funding pursuant to our CEFF or from other sources. Specifically, to the extent that the average price of our common stock is below the minimum share price of $1.50, we will not be able to raise money under the CEFF. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, including funds raised under the CEFF, may significantly dilute existing stockholders.

We depend on collaborations with third parties to develop and commercialize selected drug candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected drug candidates. Substantially all of our revenues for the nine months ended September 30, 2008 were from our collaborations with Allergan as well as our agreements with other parties. The ongoing research term of our agreements with Allergan will end in March 2009. There is no guarantee that revenues from our collaborations will continue at current or past levels.

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

We have collaborations with Allergan for the development of drug candidates related to chronic pain and opthalmic diseases, including glaucoma. Allergan currently markets therapeutic products to treat glaucoma and is engaged in other research programs related to glaucoma and other opthalmic products that are independent from our development program in this therapeutic area. Allergan is also pursuing other research programs related to pain management that are independent from our collaboration in this therapeutic area. Competing products, either developed by our collaborators or to which our collaborators have rights, may result in the allocation of resources by our competitors to competing products and their withdrawal of support for our drug candidates or may otherwise result in lower demand for our potential products.

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

We face financial and administrative challenges in coordinating the operations of our European activities with our activities in California, which could have an adverse impact on our operations.*

Our subsidiary in Malmö, Sweden, ACADIA Pharmaceuticals AB, employed approximately 11 percent of our total personnel as of September 30, 2008. Our principal executive offices are located in San Diego. The additional administrative expense required to coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

For example, our potential product for Parkinson’s disease psychosis would compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and with the generic drug clozapine. Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Our potential products for the treatment of sleep maintenance insomnia would compete with Ambien and Ambien CR, marketed by Sanofi-Aventis, Lunesta, marketed by Sepracor, Sonata, marketed by King Pharmaceuticals, Inc., Rozerem, marketed by Takeda Pharmaceuticals North America, Inc., and various benzodiazepines. In the area of chronic pain, potential products would compete with Neurontin and Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

Risks Related to Our Common Stock

Our stock price may be particularly volatile because we are a drug discovery and development company.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, including results of our clinical trials for pimavanserin or our chronic pain and glaucoma collaborations;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding these collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

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

In particular, we are currently conducting a number of studies in our Phase III program with pimavanserin for Parkinson’s disease psychosis, including two Phase III pivotal trials, open-label safety extension trials and a range of supporting studies, including carcinogenicity studies, a QTc study, and drug-drug interaction studies. We anticipate completing certain of the studies in this program, including the first Phase III pivotal trial, over the next year. An unfavorable outcome in one or more of the studies in this program could be a major set-back for our company. Given the recent deterioration in the financial markets, such an unfavorable outcome could have a material adverse effect on our company and the value of our common stock.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Holders of a significant number of shares of our common stock, from investments made when we were a private company, have rights to cause us to file a registration statement on their behalf or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. Additionally, in connection with the CEFF, we filed a registration statement with the SEC to register the resale of up to a total of approximately 7.4 million shares of our common stock that may be issued pursuant to the CEFF or upon exercise of the warrant we issued in connection with establishing the CEFF. Our stock price may decline as a result of the sale of the shares of our common stock included in these registration statements.

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

Adverse securities and credit market conditions have reduced our market capitalization and may significantly affect our ability to raise capital.*

The recent deterioration in the financial markets has adversely affected the market capitalizations of many biotechnology companies, including us, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may dramatically limit access to financing over the near-term future. This could have a material adverse effect on our ability to access funding pursuant to our CEFF or from other sources on acceptable terms, or at all, and our stock price may suffer as a result.

If the price of our common stock declines below $1.00 per share for a sustained period, our common stock may be delisted from the Nasdaq Global Market.*

The Nasdaq Global Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive trading days, we would fail to be in compliance with Nasdaq’s continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from the Nasdaq Global Market. In light of the recent volatility in stock prices generally and the continued turbulence in the financial markets, Nasdaq recently suspended enforcement of the $1.00 minimum bid price requirement and has informed Nasdaq-listed companies that it will not take any action to delist any security for non-compliance with this requirement. Enforcement of the $1.00 minimum bid price requirement is scheduled to be reinstated on January 19, 2009. While our common stock has never closed below $1.00 per share, it has closed below $2.00 per share in the past few weeks. If our stock price declines below $1.00 per share and remains below that threshold for 30 consecutive trading days after January 19, 2009, we may not be able to maintain the continued listing of our common stock on the Nasdaq Global Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.5 to Registration Statement File No. 333-113137).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (filed as Exhibit 4.3 to Registration Statement No 333-124753).

4.4	Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (filed as Exhibit 4.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.1	Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and the Registrant, dated as of August 4, 2008 (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.2	Registration Rights Agreement by and between Kingsbridge Capital Limited and the Registrant, dated as of August 4, 2008 (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2008).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 5, 2008	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen
Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)