Form 10-Q
period 2009-03-31
ACADIA PHARMACEUTICALS INC
filed 2009-05-11
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 30, 2009:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	37,179,124

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	March 31, 2009	December 31, 2008(1)
Assets
Cash and cash equivalents	$18,840	$21,171
Investment securities, available-for-sale	27,544	38,912
Prepaid expenses, receivables and other current assets	1,903	2,299

Total current assets	48,287	62,382
Property and equipment, net	1,846	2,103
Other assets	238	192

Total assets	$50,371	$64,677

Liabilities and Stockholders’ Equity
Accounts payable	$4,185	$2,283
Accrued expenses	6,474	7,535
Deferred revenue	92	438
Current portion of long-term debt	685	795

Total current liabilities	11,436	11,051

Other long-term liabilities	225	204
Long-term debt, less current portion	324	430

Total liabilities	11,985	11,685

Commitments (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2009 and December 31, 2008; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at March 31, 2009 and December 31, 2008; 37,179,124 shares and 37,177,874 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	4	4
Additional paid-in capital	347,391	346,815
Accumulated deficit	(309,101)	(294,100)
Accumulated other comprehensive income	92	273

Total stockholders’ equity	38,386	52,992

Total liabilities and stockholders’ equity	$50,371	$64,677

(1)	The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues
Collaborative revenues	$374	$806

Operating expenses
Research and development (includes stock-based compensation of $221 and $415 for the three months ended March 31, 2009 and 2008, respectively)	12,554	15,171
General and administrative (includes stock-based compensation of $354 and $421 for the three months ended March 31, 2009 and 2008, respectively)	2,988	3,270

Total operating expenses	15,542	18,441

Loss from operations	(15,168)	(17,635)
Interest income	191	1,307
Interest expense	(24)	(52)

Net loss	$(15,001)	$(16,380)

Net loss per common share, basic and diluted	$(0.40)	$(0.44)

Weighted average common shares outstanding, basic and diluted	37,179	37,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(15,001)	$(16,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225	275
Stock-based compensation	575	836
Amortization of investment premium/discount	35	(112)
Other	(4)	(115)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	438	802
Other assets	(49)	47
Accounts payable	1,907	(585)
Accrued expenses	(1,088)	(4,816)
Deferred revenue	(347)	(537)
Other long-term liabilities	21	38

Net cash used in operating activities	(13,288)	(20,547)

Cash flows from investing activities
Purchases of investment securities	(2,735)	(27,112)
Maturities of investment securities	13,930	51,824
Purchases of property and equipment	(5)	(77)

Net cash provided by investing activities	11,190	24,635

Cash flows from financing activities
Proceeds from issuance of common stock	1	101
Repayments of long-term debt	(216)	(262)

Net cash used in financing activities	(215)	(161)

Effect of exchange rate changes on cash	(18)	91

Net increase (decrease) in cash and cash equivalents	(2,331)	4,018
Cash and cash equivalents
Beginning of period	21,171	16,987

End of period	$18,840	$21,005

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	$(142)	$135

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiaries, ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company has not been profitable and has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. At March 31, 2009, the Company had an accumulated deficit of $309.1 million. The Company expects its operating losses to continue for at least the next several years as it pursues the development of its product candidates.

The Company will require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in and the costs of the Company’s clinical trials, the scope, prioritization and number of its research and development programs, and the ability of its collaborators and the Company to reach the milestones, and other events or developments, under its collaboration agreements. Until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from private or public sales of its securities, debt financing, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that funding will be available in the future on acceptable terms, or at all. Turmoil in the financial markets could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all, including pursuant to its Committed Equity Financing Facility (“CEFF”). If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Antidilutive options to purchase common stock	3,643	3,038
Antidilutive warrants to purchase common stock	1,743	1,393

	5,386	4,431

3. Stock-Based Compensation

The Company recorded $575,000 and $836,000 in stock-based compensation expense during the three months ended March 31, 2009 and 2008, respectively, related to employee and non-employee stock option awards and its employee stock purchase plan. The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The Company accounts for stock-based compensation expense for options granted to non-employees other than directors in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. At March 31, 2009, total unrecognized compensation cost related to unvested stock-based awards and employee stock purchase plan rights was $5.0 million, which is expected to be recognized over a weighted-average period of 2.8 years.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Net loss	$(15,001)	$(16,380)
Unrealized gain (loss) on investment securities, net of tax	(142)	135
Foreign currency translation adjustments, net of tax	(39)	40

Total comprehensive loss	$(15,182)	$(16,205)

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Accrued clinical and research services	$4,567	$5,494
Accrued compensation and benefits	1,269	1,434
Other	638	607

Total	$6,474	$7,535

6. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three months ended March 31, 2009 and 2008 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows (in thousands):

	March 31, 2009	December 31 2008
	(unaudited)
United States	$1,377	$1,537
Europe	469	566

Total	$1,846	$2,103

7. Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008. SFAS 157 is applicable for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1. Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2. Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3. Inputs that are unobservable for the asset or liability.

As of March 31, 2009, the Company held $45.4 million of cash equivalents and available-for-sale investment securities consisting of a money market fund wholly-backed by U.S. Treasury collateral and of high quality, marketable debt instruments of corporations, financial institutions, and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

The Company’s cash equivalents and available-for-sale investment securities are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following hierarchy (in thousands):

		Fair Value Measurements at Reporting Date using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund wholly-backed by U.S. Treasury collateral	$15,456	$15,456	$—	$—
Government sponsored enterprises	16,426	—	16,426	—
Corporate debt securities	2,525	—	2,525	—
Commercial paper	10,994	—	10,994	—

	$45,401	$15,456	$29,945	$—

Effective January 1, 2009, the Company implemented SFAS 157 for its non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of SFAS 157 did not impact the Company’s financial position or its results of operations.

8. Collaboration and License Agreement

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Kaisha, Ltd. to develop and commercialize a novel class of pro-cognitive drugs (“PCAPs”) to treat patients with schizophrenia and related disorders in Japan and several other Asian countries. Under the agreement, the Company is eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestone payments, in addition to royalties on product sales, if any, in the Asian territory. Meiji Seika is responsible for the first $15 million of development expenses and the companies will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event the Company further licenses the PCAPs outside of the Asian territory. Meiji Seika is responsible for all costs associated with the development, manufacturing and commercialization of the product in the Asian territory after proof-of-concept. Meiji Seika is eligible to share a portion of any product-related revenues received by the Company in the rest of the world. As of March 31, 2009, the Company had recognized no revenues in connection with this agreement. In April 2009, the Company received an aggregate of $2 million in license fees pursuant to the agreement.

9. Committed Equity Financing Facility

In August 2008, the Company entered into the CEFF with Kingsbridge Capital Limited that provides the Company with access, at its discretion, to up to $60 million in capital during a three-year period through the sale of newly-issued shares of the Company’s common stock. The Company may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of its market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $1.50. The funds that can be raised under the CEFF, if available, over the three-year period will depend on the then-current price of the Company’s common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. The shares would be sold at discounts ranging from 6 percent to 12 percent, depending on the average market price of the Company’s common stock during the applicable pricing period. As of March 31, 2009, the Company had not raised any funds pursuant to the CEFF. The Company is not obligated to utilize any of the funds available under the CEFF and there are no minimum commitments or minimum use penalties.

10. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $22.9 million of future services under these agreements as of March 31, 2009. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

11. Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FSP”): (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides additional guidance in determining fair value when market transactions are not orderly. FSP FAS 115-2 and FAS 124-2 provide additional guidance in determining when an other-than-temporary impairment of a debt security has occurred as well as the related recognition and disclosure requirements. FSP FAS 107-1 and APB 28-1 is an amendment to FAS 107 and APB 28 in order to require disclosure about fair value of financial instruments in both interim and annual reporting periods. The Company does not expect the adoption of these FSPs to have a material impact on its consolidated financial statements.

12. Subsequent Event

On May 1, 2009, the Company entered into a collaboration agreement with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation, to co-develop and commercialize pimavanserin for neurological and psychiatric indications, including Parkinson’s disease psychosis (“PDP”) and Alzheimer’s disease psychosis (“ADP”), in the United States and Canada. The Company has retained the rights to pimavanserin in the rest of the world. Under the terms of the agreement, the Company is entitled to receive aggregate payments, excluding royalties, of up to $395 million. These include an upfront cash payment of $30 million, up to $160 million in potential milestone payments associated with the successful completion of clinical trials, regulatory submissions and approvals of pimavanserin for PDP and ADP, up to $45 million in potential milestones should the parties pursue a third indication, and up to $160 million in potential milestones as certain sales thresholds are met. The Company is also entitled to receive a 15 percent royalty on annual net sales of pimavanserin up to $100 million and a 20 percent royalty on annual net sales over $100 million. In addition to product royalties, the Company has the option to co-promote pimavanserin in the United States. Biovail will be responsible for all future costs associated with the development, manufacturing, and commercialization of pimavanserin in all indications with the exception of specified ongoing PDP studies, which will continue to be funded by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2008 included with our annual report on Form 10-K (“Annual Report”) filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, product candidates, programs, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our filings with the SEC, including this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently are developing a portfolio consisting of our five most advanced product candidates including pimavanserin, which is in Phase III development for Parkinson’s disease psychosis in collaboration with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation. In addition to pimavanserin, we have a product candidate in Phase II for chronic pain and a product candidate in Phase I for glaucoma, each in collaboration with Allergan, as well as two programs in IND-track development. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. In August 2008, we implemented a strategic restructuring designed to focus resources primarily on our most advanced product candidates, including pimavanserin, and to provide additional financial flexibility and strength. At March 31, 2009, we had an accumulated deficit of $309.1 million. Although we have reduced our operating expenses in connection with the strategic restructuring, we expect our operating losses to continue for at least the next several years as we pursue the clinical development of our product candidates.

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

Recent Developments

On May 6, 2009, we announced the completion of enrollment in our first pivotal Phase III clinical trial of pimavanserin in patients with Parkinson’s disease psychosis. Top-line results from this trial are expected to be announced by the end of the third quarter of 2009.

On May 1, 2009, we entered into a collaboration agreement with Biovail to co-develop and commercialize pimavanserin for neurological and psychiatric indications, including Parkinson’s disease psychosis (“PDP”) and Alzheimer’s disease psychosis (“ADP”), in the United States and Canada. We have retained the rights to pimavanserin in the rest of the world. Under the terms of the agreement, we are entitled to receive aggregate payments, excluding royalties, of up to $395 million. These include an upfront cash payment of $30 million, up to $160 million in potential milestone payments associated with the successful completion of clinical trials, regulatory submissions and approvals of pimavanserin for PDP and ADP, up to $45 million in potential milestones should the parties pursue a third indication, and up to $160 million in potential milestones as certain sales thresholds are met. We also are entitled to receive a 15 percent royalty on annual net sales of pimavanserin up to $100 million and a 20 percent royalty on annual net sales over $100 million. In addition to product royalties, we have the option to co-promote pimavanserin in the United States. Biovail will be responsible for all future costs associated with the development, manufacturing, and commercialization of pimavanserin in all indications with the exception of specified ongoing PDP studies, which will continue to be funded by ACADIA.

In April 2009, we entered into an amendment to extend the research term of our March 2003 collaboration with Allergan. This collaboration originally provided for a three-year research term, which ended in March 2006. The parties previously had extended the research term through March 2009. The most recent amendment extends the research term for one additional year, through March 2010. During the extended research term, the parties will focus joint research efforts on discovery activities in ophthalmic indications.

In March 2009, we entered into a collaboration with Meiji Seika Kaisha, Ltd. to develop and commercialize a novel class of pro-cognitive drugs (“PCAPs”) to treat patients with schizophrenia and related disorders in Japan and several other Asian countries. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestone payments, in addition to royalties on product sales, if any, in the Asian territory. Meiji Seika is responsible for the first $15 million of development expenses and the companies will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the PCAPs outside of the Asian territory. Meiji Seika is responsible for all costs associated with the development, manufacturing and commercialization of the product in the Asian territory after proof-of-concept. Meiji Seika is eligible to share a portion of any product-related revenues received by us in the rest of the world.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from research and milestone payments under our current and past collaboration agreements. As of March 31, 2009, we had received an aggregate of $59.5 million in payments under these agreements, including research funding and related fees and upfront and milestone payments.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $15.4 million in payments as of March 31, 2009, consisting of upfront fees, research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2010. We have had a reduced level of research activities and related research funding under this collaboration during the extension. In our two other collaboration agreements with Allergan, the parties are currently pursuing the clinical development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination by the collaborator upon specified events, including if we breach the agreement or, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika, pursuant to which we received an aggregate of $2 million in license fees in April 2009. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, including the $2 million in license fees already received, in addition to royalties on product sales, if any, in the Asian territory. The term of our agreement with Meiji Seika will continue as long as there are royalty or other payment obligations existing under the agreement, which is expected to be at least 10 years after the commercial launch of the PCAPs, subject to early termination by the parties upon specified events.

In May 2009, we entered into a collaboration agreement with Biovail, pursuant to which we received a $30 million upfront payment. Under the terms of the agreement, we are entitled to receive additional payments of up to an aggregate of $365 million, upon successfully achieving development, regulatory and sales milestones. We also are entitled to receive royalties on annual net sales of pimavanserin. The term of our agreement with Biovail will continue as long as there are royalty or other payment obligations existing under the agreement, which is expected to be at least 10 years after the commercial launch of pimavanserin, subject to early termination by the parties upon specified events.

We expect our revenues for the next several years to consist primarily of payments under our current agreements with Biovail, Allergan, and Meiji Seika and potential additional collaborations.

Research and Development Expenses

Our research and development expenses consist primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and supplies and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidates, including pimavanserin. To date, we have been responsible for all costs incurred in the development of pimavanserin as well as the costs associated with our other internal programs.

Pursuant to our collaboration agreement with Biovail, which we established in May 2009, Biovail will be responsible for all future costs associated with the development of pimavanserin in all indications with the exception of specified ongoing PDP studies, which will continue to be funded by ACADIA. These ongoing studies include our pivotal Phase III trials and related long-term safety extension study. Pursuant to our collaboration with Meiji Seika, which we established in March 2009, Meiji Seika is responsible for the first $15 million of development expenses and the companies will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the PCAPs outside of the Asian territory. Meiji Seika is responsible for all costs associated with the development of the PCAPs in the Asian territory after proof-of-concept. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in our clinical programs for chronic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Our external service costs for pimavanserin increased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to increased development costs associated with our Phase III program. Our internal research and development expenses decreased significantly in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to our strategic restructuring implemented in August 2008. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Costs of external service providers:
Pimavanserin	$8,825	$6,076
ACP-104[1]	63	1,380
ACP-106 and other	244	374

Subtotal	9,132	7,830
Internal costs, excluding stock-based compensation	3,201	6,926
Stock-based compensation	221	415

Total research and development	$12,554	$15,171

1.	ACP-104 was a product candidate that we were previously developing. We currently do not anticipate conducting further studies with ACP-104.

At this time, due to the risks inherent in the clinical trial process and given the stage of development of our programs, we are unable to estimate with any certainty the costs we will incur for the continued development of our product candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While our current focus is primarily on advancing the clinical development of pimavanserin, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. We cannot forecast with any degree of certainty when and to what extent we will receive cash inflows from the development or commercialization of pimavanserin pursuant to our agreement with Biovail. We also cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Upfront, non-refundable payments under collaboration agreements are recorded as deferred revenue once received and recognized ratably over the term of the agreement or the expected period of performance. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Revenues from non-refundable milestones are recognized when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the triggering event. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations, and the fair value of any undelivered items can be determined.

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

The value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All option expense is amortized over the requisite service period of the awards, which is generally the vesting period. As of March 31, 2009, total unrecognized compensation cost related to stock options and purchase rights was approximately $5.0 million, and the weighted average period over which this cost is expected to be recognized is 2.8 years.

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

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenues

Revenues totaled $374,000 for the three months ended March 31, 2009 compared to $806,000 for the three months ended March 31, 2008. The decrease in revenues was primarily due to lower revenues from our agreements with Allergan as well as from smaller scale research and license agreements with other parties. Revenues from our agreements with Allergan totaled $269,000 for the three months ended March 31, 2009 compared to $328,000 for the three months ended March 31, 2008. Revenues from smaller scale research and license agreements with other parties totaled $105,000 for the three months ended March 31, 2009 compared to $387,000 for the three months ended March 31, 2008. In addition, revenues from our agreement with Sepracor, which ended in January 2008, totaled $91,000 for the three months ended March 31, 2008.

Research and Development Expenses

Research and development expenses decreased to $12.6 million for the three months ended March 31, 2009, including $221,000 in stock-based compensation, compared to $15.2 million for the three months ended March 31, 2008, including $415,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $3.9 million in decreased costs associated with our internal research and development organization, partially offset by $1.3 million in increased external service costs. The decrease in internal research and development costs was primarily attributable to $2.6 million in decreased salaries and related personnel costs, and decreases in laboratory supply, equipment and other costs resulting from our strategic restructuring. External service costs totaled $9.1 million, or 72 percent of our research and development expenses for the three months ended March 31, 2009, compared to $7.8 million, or 52 percent of our research and development expenses, for the comparable period in 2008. The increase in external expenses was largely attributable to increased development costs for pimavanserin.

General and Administrative Expenses

General and administrative expenses totaled $3.0 million for the three months ended March 31, 2009, including $354,000 in stock-based compensation, compared to $3.3 million for the three months ended March 31, 2008, including $421,000 in stock-based compensation. The decrease in general and administrative expenses was primarily due to $526,000 in decreased salaries and related personnel costs, and decreases in other expenses, partially offset by $396,000 in increased external service costs.

Interest Income

Interest income decreased to $191,000 for the three months ended March 31, 2009 from $1.3 million for the three months ended March 31, 2008. The decrease in interest income during the three months ended March 31, 2009 was due to decreased yields on our investment security portfolio and lower average levels of cash and investment securities.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of March 31, 2009, we had received $324.8 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $59.5 million in payments from collaboration agreements, $22.4 million in debt financing, and $21.8 million in interest income.

At March 31, 2009, we had approximately $46.4 million in cash, cash equivalents and investment securities compared to $60.1 million at December 31, 2008. Subsequent to March 31, 2009, we received an upfront payment of $30 million pursuant to terms of our collaboration agreement with Biovail, which we established in May 2009.

We have consumed substantial amounts of capital since our inception. In August 2008, we implemented a strategic restructuring designed to focus resources on our most advanced product candidates and provide additional financial flexibility and strength. Our internal operating expenses, including personnel and related costs, were reduced significantly following the restructuring and we anticipate that the cash used in our operating activities during 2009 will be below its 2008 level. We anticipate that our cash, cash equivalents and investment securities will be greater than $40 million at December 31, 2009, and that our existing cash resources and payments from our collaborations will be sufficient to fund our operations at least into the first half of 2011.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. In August 2008, we entered into a Committed Equity Financing Facility, or CEFF, which provides us with access, at our discretion, to up to $60 million of capital during a three-year period through the sale of newly-issued shares of our common stock. We may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $1.50. The funds that can be raised under the CEFF, if available, will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares.

We cannot be certain that funding will be available to us on acceptable terms, or at all. Turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may dramatically limit access to additional financing over the near-term future. In particular, given the current market conditions, any unfavorable outcome over the next year in one or more of the studies that we are currently conducting in our Phase III program with pimavanserin, including the first Phase III pivotal trial, could have a material adverse effect on us and our ability to raise additional capital.

If we cannot raise adequate additional capital in the future under the CEFF or from other sources, we will be required to delay, further reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, should we be required to further reduce the scope of our discovery activities, this may lead to an impairment of our equipment and additional charges, which could materially affect our balance sheet and results of operations.

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

Net cash used in operating activities decreased to $13.3 million for the three months ended March 31, 2009 compared to $20.5 million for the three months ended March 31, 2008. This decrease was primarily due to a decrease in our net loss and changes in operating assets and liabilities, including an aggregate increase of $819,000 in accounts payable and accrued expenses during the three months ended March 31, 2009 compared to an aggregate decrease of $5.4 million in the comparable period in 2008. The decrease in accounts payable and accrued expenses during the three months ended March 31, 2008 was largely due to payments made for external service costs related to our clinical trials, which had been incurred in 2007.

Net cash provided by investing activities totaled $11.2 million for the three months ended March 31, 2009 compared to $24.6 million for the three months ended March 31, 2008, and has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The decrease in net cash provided by investing activities for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to lower maturities of investment securities, net of purchases of investment securities.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain fixed interest rates ranging from 8.92 to 10.41 percent per annum. At March 31, 2009, we had $1.0 million in outstanding borrowings under these agreements, which are secured by the related equipment.

The following table summarizes our contractual obligations, including interest, at March 31, 2009 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$11,029	$2,213	$6,002	$1,777	$1,037
Long-term debt	1,101	754	347	—	—

Total	$12,130	$2,967	$6,349	$1,777	$1,037

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $22.9 million of future services under these agreements as of March 31, 2009. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

In addition, we have entered into an agreement pursuant to which we licensed certain intellectual property rights that complement our patent portfolio. If certain conditions are met, we would be required to make future payments, including milestone payments, sublicensing fees and royalties. The amount of potential future milestone payments is $11 million in the aggregate, which amount would be offset by any sublicensing fees we may pay under the agreement. Because these milestone payments would only be payable upon the achievement of specified regulatory events and it is uncertain when, or if, such events will occur, we cannot forecast with any degree of certainty when, or if, we will be required to make those payments under the agreement. Accordingly, none of these amounts are included in the above table.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued three FASB Staff Positions, or FSP: (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides additional guidance in determining fair value when market transactions are not orderly. FSP FAS 115-2 and FAS 124-2 provides additional guidance in determining when an other-than-temporary impairment of a debt security has occurred as well as the related recognition and disclosure requirements. FSP FAS 107-1 and APB 28-1 is an amendment to FAS 107 and APB 28 in order to require disclosure about fair value of financial instruments in both interim and annual reporting periods. We do not expect the adoption of these FSPs to have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and in high quality marketable debt instruments of corporations, financial institutions, and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2009, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2009, we had an accumulated deficit of approximately $309.1 million. We expect our annual net losses to continue over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the three months ended March 31, 2009 were from our collaborations with Allergan as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. Substantially all of our revenues for the three months ended March 31, 2009 were from our collaborations with Allergan as well as our agreements with other parties. Since March 31, we have received $30 million as an upfront fee from Biovail and $2 million in licensing fees from Meiji Seika, pursuant to our respective collaborations with those parties. The ongoing research term of our agreements with Allergan will end in March 2010 and, other than research funding under our 2003 collaboration with Allergan and $1 million in licensing fees to be paid under the agreement with Meiji Seika, additional payments from our agreements with Biovail, Allergan, and Meiji Seika are dependent on successful advancement of our applicable product candidates. There is no guarantee that revenues from our collaborations will continue at current or past levels. Given the current economic environment, it is possible that our existing collaborators may elect to reduce their external spending.

Our collaborators may fail to develop or effectively commercialize products using our product candidates or technologies because they:

•	do not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources or a change in strategic focus;

•	decide to pursue a competitive product developed outside of the collaboration; or

•	cannot obtain the necessary regulatory approvals.

Each of Biovail, Meiji Seika and Allergan can terminate our existing collaborations under specific circumstances, including in some cases the right to terminate without cause upon prior notice. We may not be able to renew our existing collaborations on acceptable terms, if at all. We also face competition in our search for new collaborators. Given the current economic environment, it is possible that competition for new collaborators may increase.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase II trial in 2008 with our product candidate, ACP-104. In our most advanced program, we are in Phase III development with pimavanserin for the treatment of Parkinson’s disease psychosis. Our Phase III program encompasses a number of studies, including two Phase III pivotal trials, open-label safety extension trials and a range of supporting studies, including carcinogenicity studies, a QTc study, and drug-drug interaction studies. We anticipate completing certain of the studies in this program, including the first Phase III pivotal trial, during 2009. An unfavorable outcome in one or more of the studies in this program could be a major set-back for the program and for our company, generally. In particular, given the recent deterioration in the financial markets, an unfavorable outcome in one or more of these studies may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on our company and the value of our common stock. We also have chronic pain and glaucoma clinical programs in collaboration with Allergan, which are in Phase II and Phase I development, respectively.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. For the three months ended March 31, 2009, we used $13.3 million in net cash to fund our operating activities. Our cash and investment securities totaled approximately $46.4 million at March 31, 2009. Since March 31, we have received $30 million as an upfront fee from Biovail and $2 million in licensing fees from Meiji Seika, pursuant to our respective collaborations with those parties. We believe our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements at least into the first half of 2011. However, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. The recent deterioration in the financial markets has adversely affected the market capitalizations of many biotechnology companies, including us, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may dramatically limit our access to additional financing over the near-term future. This could have a material adverse effect on our ability to access sufficient funding, including pursuant to our CEFF or from other sources. Specifically, to the extent that the average price of our common stock is below the minimum share price of $1.50, we will not be able to raise money under the CEFF. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, if obtained, may significantly dilute existing stockholders, including any funds that may be raised under the CEFF.

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

•	disputes on strategy as to what development or commercialization activities should be pursued under the applicable agreements;

•	disputes as to the responsibility for conducting development and commercialization activities pursuant to the applicable collaboration, including the payment of costs related thereto;

•	disagreements with respect to ownership of intellectual property rights;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities;

•	delay of a collaborator’s development or commercialization efforts with respect to our product candidates; or

•	termination or non-renewal of the collaboration.

Conflicts arising with our collaborators could impair the progress of our product candidates, harm our reputation, result in a loss of revenues, reduce our cash position, and cause a decline in our stock price.

In addition, in our collaborations, we generally have agreed not to conduct independently, or with any third party, any research that is directly competitive with the research conducted under the applicable program. Our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by our collaborators or to which our collaborators have rights, may result in the allocation of resources by our competitors to competing products and their withdrawal of support for our product candidates or may otherwise result in lower demand for our potential products.

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

Our collaboration with Meiji Seika is initially focused on the advancement of precognitive drugs (“PCAPs”) as a treatment for schizophrenia and related disorders. While Meiji Seika has rights to the PCAPs in the Asian territory, we have the right to pursue them, alone or with a partner, in the rest of the world. Under our collaboration for pimavanserin, Biovail has licensed the rights to Canada and the United States for the treatment of PDP, ADP and other neurological and psychiatric conditions, which could include schizophrenia. We have retained the rights to pimavanserin for the rest of the world. It is possible that the product candidates being developed under these programs could compete with each other. In addition, Biovail’s strategy is to pursue the commercialization of product candidates for central nervous system indications that are independent of our efforts to develop and commercialize pimavanserin.

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

If we do not realize the expected benefits from the restructuring that we announced in August 2008, our operating results and financial conditions would be negatively impacted.*

In August 2008, we implemented a strategic restructuring designed to focus our resources on our most advanced product candidates. If we are unable to realize the expected operational efficiencies from our restructuring, our operating results and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our restructuring. Additionally, employees whose positions are eliminated in connection with the restructuring may seek future employment with our competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment.

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

We will need to transition our organization in connection with our restructuring, and we may encounter difficulties managing this transition, which could adversely affect our results of operations.*

We will need to effectively manage our operations and facilities in order to advance our drug development programs, including those covered by our collaborations with Meiji Seika and Biovail, achieve milestones under our collaboration agreements, facilitate additional collaborations, and pursue other development activities. Following our restructuring, it is possible that our infrastructure may be inadequate to support our future efforts and growth. To manage our transition, we will be required to continue to improve our operational, financial and management controls, and reporting systems and procedures. In addition, we may have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop. We may not successfully manage the transition of our operations and, accordingly, may not achieve our research, development, and commercialization goals.

We face financial and administrative challenges in coordinating the operations of our European activities with our activities in California, which could have an adverse impact on our operations.*

Our principal executive offices are located in San Diego and we also have a subsidiary, ACADIA Pharmaceuticals AB, located in Malmö, Sweden that employed a small percentage of our total personnel as of March 31, 2009. The additional administrative expense required to coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.*

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the status of development of pimavanserin and our other product candidates, including compounds being developed under our collaborations;

•	whether we generate revenues by achieving specified research, development or commercialization milestones under any agreements or otherwise receive potential payments under these agreements;

•	whether we are required to make payments due to achieving specified milestones under any licensing or similar agreements or otherwise make potential payments under these agreements;

•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes regarding these collaborations;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development and other internal research and development efforts;

•	the effect of competing technologies and products and market developments;

•	the costs and benefits associated with our restructuring;

•	the costs associated with litigation; and

•	general and industry-specific economic conditions.

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

If our competitors develop and market products that are more effective than our product candidates, they may reduce or eliminate our commercial opportunity.*

Competition in the pharmaceutical and biotechnology industries is intense and expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our drug development programs.

For example, our potential product for Parkinson’s disease psychosis and Alzheimer’s disease psychosis would compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and with the generic drug clozapine. In the area of chronic pain, potential products would compete with Neurontin and Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan. Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Fanapt to be marketed by Vanda Pharmaceuticals, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Our potential products for the treatment of sleep maintenance insomnia would compete with Ambien and Ambien CR, marketed by Sanofi-Aventis, Lunesta, marketed by Sepracor, Sonata, marketed by King Pharmaceuticals, Inc., Rozerem, marketed by Takeda Pharmaceuticals North America, Inc., and various benzodiazepines.

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

If the price of our common stock remains below $1.00 per share for a sustained period, our common stock may be delisted from the Nasdaq Global Market.*

The Nasdaq Global Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive trading days, we would fail to be in compliance with Nasdaq’s continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from the Nasdaq Global Market. In light of the recent volatility in stock prices generally and the continued turbulence in the financial markets, Nasdaq recently suspended enforcement of the $1.00 minimum bid price requirement and has informed Nasdaq-listed companies that it will not take any action to delist any security for non-compliance with this requirement. Enforcement of the $1.00 minimum bid price requirement is scheduled to be reinstated on July 20, 2009. If our stock price is below $1.00 per share and remains below that threshold for 30 consecutive trading days after July 20, 2009, we may not be able to maintain the continued listing of our common stock on the Nasdaq Global Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.5 to Registration Statement No. 333-113137).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (filed as Exhibit 4.3 to Registration Statement No. 333-124753).

4.4	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

10.1[a]	Collaboration and License Agreement, dated March 24, 2009, by and among the Registrant and Meiji Seika Kaisha, Ltd.

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ACADIA Pharmaceuticals Inc.

Date: May 11, 2009	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen
Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)