Form 10-Q
period 2009-06-30
ACADIA PHARMACEUTICALS INC
filed 2009-08-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 31, 2009:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	37,315,821

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	June 30, 2009	December 31, 2008(1)
Assets
Cash and cash equivalents	$17,984	$21,171
Investment securities, available-for-sale	48,168	38,912
Prepaid expenses, receivables and other current assets	2,062	2,299

Total current assets	68,214	62,382
Property and equipment, net	1,657	2,103
Other assets	192	192

Total assets	$70,063	$64,677

Liabilities and Stockholders’ Equity
Accounts payable	$3,981	$2,283
Accrued expenses	7,270	7,535
Current portion of deferred revenue	9,125	438
Current portion of long-term debt	560	795

Total current liabilities	20,936	11,051

Long-term portion of deferred revenue	22,280	—
Other long-term liabilities	206	204
Long-term debt, less current portion	228	430

Total liabilities	43,650	11,685

Commitments (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at June 30, 2009 and December 31, 2008; 37,295,821 shares and 37,177,874 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4	4
Additional paid-in capital	348,137	346,815
Accumulated deficit	(321,828)	(294,100)
Accumulated other comprehensive income	100	273

Total stockholders’ equity	26,413	52,992

Total liabilities and stockholders’ equity	$70,063	$64,677

(1)	The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Collaborative revenues	$1,820	$177	$2,194	$983

Operating expenses
Research and development (includes stock-based compensation of $283, $380, $504 and $795, respectively)	11,979	16,036	24,533	31,207
General and administrative (includes stock-based compensation of $333, $431, $687 and $852, respectively)	2,662	3,184	5,649	6,454

Total operating expenses	14,641	19,220	30,182	37,661

Loss from operations	(12,821)	(19,043)	(27,988)	(36,678)
Interest income	117	802	308	2,109
Interest expense	(24)	(46)	(48)	(98)

Net loss	$(12,728)	$(18,287)	$(27,728)	$(34,667)

Net loss per common share, basic and diluted	$(0.34)	$(0.49)	$(0.75)	$(0.94)

Weighted average common shares outstanding, basic and diluted	37,220	37,102	37,200	37,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(27,728)	$(34,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	448	554
Stock-based compensation	1,191	1,647
Amortization of investment premium/discount	153	124
Other	(4)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	314	984
Other assets	(2)	22
Accounts payable	1,695	586
Accrued expenses	(329)	(5,514)
Deferred revenue	30,967	(537)
Other long-term liabilities	2	47

Net cash provided by (used in) operating activities	6,707	(36,754)

Cash flows from investing activities
Purchases of investment securities	(35,209)	(47,576)
Maturities of investment securities	25,601	87,739
Purchases of property and equipment	(7)	(152)

Net cash provided by (used in) investing activities	(9,615)	40,011

Cash flows from financing activities
Proceeds from issuance of common stock	131	476
Repayments of long-term debt	(437)	(522)

Net cash used in financing activities	(306)	(46)

Effect of exchange rate changes on cash	27	87

Net increase (decrease) in cash and cash equivalents	(3,187)	3,298
Cash and cash equivalents
Beginning of period	21,171	16,987

End of period	$17,984	$20,285

Supplemental schedule of noncash investing and financing activities
Unrealized loss on investment securities	$(204)	$(248)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiaries, ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 5, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or nonrecognizable subsequent events. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company has not been profitable and has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. At June 30, 2009, the Company had an accumulated deficit of $321.8 million. The Company expects its operating losses to continue for at least the next several years as it pursues the development of its product candidates.

The Company will require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in and the costs of the Company’s clinical trials, the scope, prioritization and number of its research and development programs, and the ability of its collaborators and the Company to reach the milestones, and other events or developments, under its collaboration agreements. Until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from private or public sales of its securities, debt financing, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that funding will be available in the future on acceptable terms, or at all. Turmoil in the financial markets could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts.

2. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased to include potential dilutive common shares that were outstanding during the period. The effect of outstanding stock options and warrants, when dilutive, is reflected in diluted earnings (loss) per common share by application of the treasury stock method. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	3,751	3,293	3,694	3,134
Antidilutive warrants to purchase common stock	1,743	1,393	1,743	1,393

	5,494	4,686	5,437	4,527

3. Stock-Based Compensation

During the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008, the Company recorded stock-based compensation expense related to employee and non-employee stock option awards and its employee stock purchase plan of $616,000, $1.2 million, $811,000 and $1.6 million, respectively. The Company accounts for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. The Company accounts for stock-based compensation expense for options granted to non-employees other than directors in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. At June 30, 2009, total unrecognized compensation cost related to unvested stock-based awards and employee stock purchase plan rights was $4.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net loss	$(12,728)	$(18,287)	$(27,728)	$(34,667)
Unrealized loss on investment securities, net of tax	(62)	(382)	(204)	(248)
Foreign currency translation gain, net of tax	70	22	31	62

Total comprehensive loss	$(12,720)	$(18,647)	$(27,901)	$(34,853)

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Accrued clinical and research services	$5,153	$5,494
Accrued compensation and benefits	1,506	1,434
Other	611	607

Total	$7,270	$7,535

6. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and six months ended June 30, 2009 and 2008 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
United States	$1,222	$1,537
Europe	435	566

Total	$1,657	$2,103

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

As of June 30, 2009, the Company held $65.2 million of cash equivalents and available-for-sale investment securities consisting of a money market fund wholly-backed by U.S. Treasury collateral, U.S. Treasury notes and high quality, marketable debt instruments of corporations, financial institutions, and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

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

		Fair Value Measurements at Reporting Date using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund wholly-backed by U.S. Treasury collateral	$17,074	$17,074	$—	$—
U.S. Treasury notes	5,832	5,832	—	—
Government sponsored enterprises	29,840	—	29,840	—
Corporate debt securities	2,500	—	2,500	—
Commercial paper	9,995	—	9,995	—

	$65,241	$22,906	$42,335	$—

8. Collaboration and License Agreements

In May 2009, the Company entered into a collaboration and license agreement with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation, to co-develop and commercialize pimavanserin for neurological and psychiatric indications, including Parkinson’s disease psychosis (“PDP”) and Alzheimer’s disease psychosis (“ADP”), in the United States and Canada. The Company has retained the rights to pimavanserin in the rest of the world. Under the terms of the agreement, the Company is entitled to receive aggregate payments, excluding royalties, of up to $395 million. These include an upfront cash payment of $30 million, up to $160 million in potential milestone payments associated with the successful completion of clinical trials, regulatory submissions and approvals of pimavanserin for PDP and ADP, up to $45 million in potential milestones should the parties pursue a third indication, and up to $160 million in potential milestones as certain sales thresholds are met. The Company is also entitled to receive a 15 percent royalty on annual net sales of pimavanserin up to $100 million and a 20 percent royalty on annual net sales over $100 million. In addition to product royalties, the Company has the option to co-promote pimavanserin in the United States. Biovail is responsible for all future costs associated with the development, manufacturing, and commercialization of pimavanserin in all indications with the exception of specified ongoing PDP studies, which will continue to be funded by the Company.

The upfront cash payment of $30 million has been deferred and is being recognized as revenue on a straight-line basis over the estimated period of the Company’s performance under the agreement. Payments received from Biovail for the reimbursement of specified development costs have been deferred and are being recognized as revenue using a contingency-adjusted performance model over the estimated period of the Company’s performance. The Company recognized revenues relating to this collaboration of $1.4 million for the period from the effective date of the agreement on May 1, 2009 through June 30, 2009. At June 30, 2009, $28.9 million of revenue was deferred under this agreement, of which $8.5 million was included in current liabilities and $20.4 million was included in long-term liabilities.

In March 2009, the Company entered into a collaboration and license agreement with Meiji Seika Kaisha, Ltd. to develop and commercialize a novel class of pro-cognitive drugs (“PCAPs”) to treat patients with schizophrenia and related disorders in Japan and several other Asian countries. Under the agreement, the Company is eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestone payments, in addition to royalties on product sales, if any, in the Asian territory. Meiji Seika is responsible for the first $15 million of development expenses and the companies will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event the Company further licenses the PCAPs outside of the Asian territory. Meiji Seika is responsible for all costs associated with the development, manufacturing and commercialization of the product in the Asian territory after proof-of-concept. Meiji Seika is eligible to share a portion of any product-related revenues received by the Company in the rest of the world.

In April 2009, the Company received an aggregate of $2 million in license fees pursuant to the agreement with Meiji Seika, which has been deferred and is being recognized as revenue ratably over the estimated period of the Company’s performance under the agreement. Payments received from Meija Seika for the reimbursement of specified development costs have been deferred and are being recognized as revenue using a contingency-adjusted performance model over the estimated period of the Company’s performance. The Company recognized revenues relating to this collaboration of $53,000 for the three and six months ended June 30, 2009. At June 30, 2009, $2.1 million of revenue was deferred under this agreement, of which $212,000 was included in current liabilities and $1.9 million was included in long-term liabilities.

9. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $19.0 million of future services under these agreements as of June 30, 2009, the majority of which are expected to be provided by the end of December 2010. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

10. Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FSPs”): (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which are effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides additional guidance in determining fair value when market transactions are not orderly. FSP FAS 115-2 and FAS 124-2 provide additional guidance in determining when an other-than-temporary impairment of a debt security has occurred as well as the related recognition and disclosure requirements. FSP FAS 107-1 and APB 28-1 is an amendment to FAS 107 and APB 28 in order to require disclosure about fair value of financial instruments in both interim and annual reporting periods. The Company adopted all three FSPs for the quarter ended June 30, 2009. The adoption of these FSPs did not impact the Company’s consolidated financial statements.

In April 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted SFAS 165 for the quarter ended June 30, 2009. The adoption of SFAS 165 did not impact the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and other related changes. SFAS 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the potential impact of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. SFAS 168 will not have an impact on the Company’s consolidated financial statements.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently are developing a portfolio consisting of our five most advanced product candidates including pimavanserin, which is in Phase III development for Parkinson’s disease psychosis in collaboration with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation. In addition to pimavanserin, we have a product candidate in Phase II development for chronic pain and a product candidate in Phase I development for glaucoma, each in collaboration with Allergan, Inc., as well as two programs in IND-track development. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. In August 2008, we implemented a strategic restructuring designed to focus resources primarily on our most advanced product candidates, including pimavanserin, and to provide additional financial flexibility and strength. At June 30, 2009, we had an accumulated deficit of $321.8 million. Although we have reduced our operating expenses in connection with the strategic restructuring, we expect our operating losses to continue for at least the next several years as we pursue the clinical development of our product candidates.

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

Recent Developments

In May 2009, we announced the completion of enrollment in our first pivotal Phase III clinical trial of pimavanserin in patients with Parkinson’s disease psychosis. Top-line results from this trial are expected to be announced in the third quarter of 2009.

In May 2009, we entered into a collaboration agreement with Biovail to co-develop and commercialize pimavanserin for neurological and psychiatric indications, including Parkinson’s disease psychosis (“PDP”) and Alzheimer’s disease psychosis (“ADP”), in the United States and Canada. We have retained the rights to pimavanserin in the rest of the world. Under the terms of the agreement, we are entitled to receive aggregate payments, excluding royalties, of up to $395 million. These include an upfront cash payment of $30 million, up to $160 million in potential milestone payments associated with the successful completion of clinical trials, regulatory submissions and approvals of pimavanserin for PDP and ADP, up to $45 million in potential milestones should the parties pursue a third indication, and up to $160 million in potential milestones as certain sales thresholds are met. We also are entitled to receive a 15 percent royalty on annual net sales of pimavanserin up to $100 million and a 20 percent royalty on annual net sales over $100 million. In addition to product royalties, we have the option to co-promote pimavanserin in the United States. Biovail will be responsible for all future costs associated with the development, manufacturing, and commercialization of pimavanserin in all indications with the exception of specified ongoing PDP studies, which we will continue to fund.

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

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of June 30, 2009, we had received an aggregate of $92.5 million in payments under these agreements, including upfront payments, research funding, and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements with Biovail, Allergan, and Meiji Seika Kaisha, Ltd. and potential additional collaborations.

In May 2009, we entered into a collaboration agreement with Biovail, pursuant to which we received a $30 million upfront payment. Under the terms of the agreement, we are entitled to receive additional payments of up to an aggregate of $365 million upon successfully achieving development, regulatory and sales milestones. We also are entitled to receive royalties on annual net sales of pimavanserin. Our agreement with Biovail is subject to early termination upon specified events.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $15.9 million in payments as of June 30, 2009, consisting of upfront fees, research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2010. We have had a reduced level of research activities and related research funding under this collaboration during the extension. In our two other collaboration agreements with Allergan, the parties are currently pursuing the clinical development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika, pursuant to which we received an aggregate of $2 million in license fees in April 2009. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, including the $2 million in license fees already received, in addition to royalties on product sales, if any, in the Asian territory. Meiji Seika also is responsible for the first $15 million of development expenses and we will share the remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the related product candidate outside of the Asian territory. Our agreement with Meiji Seika is subject to early termination upon specified events.

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

Prior to our collaboration with Biovail, which we established in May 2009, we were responsible for all costs incurred in the development of pimavanserin as well as the costs associated with our other internal programs. Pursuant to this agreement, Biovail is responsible for all future costs associated with the development of pimavanserin in all indications with the exception of specified ongoing PDP studies, which will continue to be funded by ACADIA. These ongoing studies include our pivotal Phase III trials and related open-label safety extension study. Pursuant to our collaboration with Meiji Seika, which we established in March 2009, Meiji Seika is responsible for the first $15 million of development expenses for the product candidate, AM-831, and the companies will share remaining expenses through clinical proof-of-concept, subject to possible adjustment. Meiji Seika is responsible for all costs associated with the development of AM-831 in the Asian territory after proof-of-concept. We are not responsible for, nor have we incurred, development expenses related to our product candidates, including costs related to clinical trials, in our clinical programs for chronic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs are not attributable to a specific project but are directed to broadly applicable research activities. Accordingly, we do not report our internal research and development costs on a project basis. We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Our external service costs for pimavanserin increased in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 primarily due to increased development costs associated with our Phase III program. Our internal research and development expenses decreased significantly in the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 primarily due to our strategic restructuring implemented in August 2008. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
External costs:
Pimavanserin	$8,029	$6,668	$16,891	$12,744
ACP-104[1]	13	1,253	39	2,633
ACP-106, AM-831 and other	348	1,000	592	1,374

Subtotal	8,390	8,921	17,522	16,751
Internal costs	3,306	6,735	6,507	13,661
Stock-based compensation	283	380	504	795

Total research and development	$11,979	$16,036	$24,533	$31,207

1.	ACP-104 was a product candidate that we were previously developing. We currently do not anticipate conducting further studies with ACP-104.

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

Revenue Recognition

We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. Our revenues are primarily related to our collaboration agreements, which may provide for various types of payments to us, including upfront payments, funding of research and development, milestone payments, and licensing fees. Our collaboration agreements also include potential payments for product royalties and commercial co-promotion, however, we have not received revenue from these two sources to date.

We consider a variety of factors in determining the appropriate method of accounting under our collaboration agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. Where there are multiple deliverables identified within a collaboration agreement that are combined into a single unit of accounting, revenues are deferred and recognized over the expected period of performance. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances applicable to each agreement.

Upfront, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenues over the expected period of performance. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations, and the fair value of any undelivered items can be determined. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Payments for reimbursement of external development costs are generally recognized as revenues using a contingency-adjusted performance model over the expected period of performance.

We assess milestone payments on an individual basis and recognize revenues from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, we typically recognize revenue using a contingency-adjusted performance model over the remaining period of performance.

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

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS, No. 123”) (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), to account for employee stock options and stock issued under the employee stock purchase plan.

The value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes option pricing model. For options granted prior to January 1, 2006, we amortize the fair value on an accelerated basis. For options granted after January 1, 2006, we amortize the fair value on a straight-line basis. All option expense is amortized over the requisite service period of the awards, which is generally the vesting period. As of June 30, 2009, total unrecognized compensation cost related to stock options and purchase rights was approximately $4.1 million, and the weighted average period over which this cost is expected to be recognized is 2.5 years.

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

Comparison of the Three Months Ended June 30, 2009 and 2008

Revenues

Revenues totaled $1.8 million for the three months ended June 30, 2009 compared to $177,000 for the three months ended June 30, 2008. The increase in revenues was primarily due to $1.4 million in initial revenues recognized under our collaboration with Biovail, for the period from the effective date of the agreement on May 1, 2009 through June 30, 2009. Revenues from our collaborations with Allergan totaled $265,000 for the three months ended June 30, 2009 compared to $177,000 for the three months ended June 30, 2008. Revenues from our collaboration with Meija Seika and smaller scale research agreements with other parties totaled $147,000 for the three months ended June 30, 2009.

Research and Development Expenses

Research and development expenses decreased to $12.0 million for the three months ended June 30, 2009, including $283,000 in stock-based compensation, compared to $16.0 million for the three months ended June 30, 2008, including $380,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $3.5 million in decreased costs associated with our internal research and development organization and $531,000 in lower external service costs. The decrease in internal research and development costs was primarily attributable to $2.3 million in decreased salaries and related personnel costs, and decreases in laboratory supply, equipment and other costs resulting from our strategic restructuring. External service costs totaled $8.4 million, or 70 percent of our research and development expenses for the three months ended June 30, 2009, compared to $8.9 million, or 56 percent of our research and development expenses, for the comparable period in 2008. Increased development costs for pimavanserin during the three months ended June 30, 2009 were offset by lower costs incurred for ACP-104 and other programs.

General and Administrative Expenses

General and administrative expenses totaled $2.7 million for the three months ended June 30, 2009, including $333,000 in stock-based compensation, compared to $3.2 million for the three months ended June 30, 2008, including $431,000 in stock-based compensation. The decrease in general and administrative expenses was primarily due to $247,000 in decreased salaries and related personnel costs, and decreases in other administrative costs, partially offset by increased external service costs.

Interest Income

Interest income decreased to $117,000 for the three months ended June 30, 2009 from $802,000 for the three months ended June 30, 2008. The decrease in interest income during the three months ended June 30, 2009 was due to decreased yields on our investment security portfolio and lower average levels of cash and investment securities.

Comparison of the Six Months Ended June 30, 2009 and 2008

Revenues

Revenues totaled $2.2 million for the six months ended June 30, 2009 compared to $983,000 for the six months ended June 30, 2008. The increase in revenues was primarily due to $1.4 million in initial revenues recognized under our collaboration with Biovail, which commenced in May 2009, partially offset by lower revenues from our agreements with other parties. Revenues from our collaboration with Meija Seika and smaller scale research agreements with other parties totaled $252,000 for the six months ended June 30, 2009, compared to $388,000 from smaller scale research agreements for the six months ended June 30, 2008. In addition, revenues from our agreement with Sepracor, which ended in January 2008, totaled $91,000 for the six months ended June 30, 2008. Revenues from our agreements with Allergan totaled $534,000 for the six months ended June 30, 2009 compared to $504,000 for the six months ended June 30, 2008.

Research and Development Expenses

Research and development expenses decreased to $24.5 million for the six months ended June 30, 2009, including $504,000 in stock-based compensation, from $31.2 million for the six months ended June 30, 2008, including $795,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $7.4 million in decreased costs associated with our internal research and development organization, partially offset by $771,000 in increased external service costs. The decrease in internal research and development costs was primarily attributable to $4.8 million in decreased salaries and related personnel costs, $1.2 million in decreased laboratory supply costs, and decreases in equipment and other costs resulting from our strategic restructuring. External service costs totaled $17.5 million, or 71 percent of our research and development expenses, for the six months ended June 30, 2009, compared to $16.8 million, or 54 percent of our research and development expenses, for the comparable period in 2008. The increase in external expenses was largely attributable to increased development costs for pimavanserin, partially offset by lower costs incurred for ACP-104 and other programs.

General and Administrative Expenses

General and administrative expenses totaled $5.6 million for the six months ended June 30, 2009, including $687,000 in stock-based compensation, compared to $6.5 million for the six months ended June 30, 2008, including $852,000 in stock-based compensation. The decrease in general and administrative expenses was primarily due to $773,000 in decreased salaries and related personnel costs, and decreases in other expenses, partially offset by $489,000 in increased external service costs.

Interest Income

Interest income decreased to $308,000 for the six months ended June 30, 2009 from $2.1 million for the six months ended June 30, 2008. The decrease in interest income during the six months ended June 30, 2009 was due to decreased yields on our investment security portfolio and lower average levels of cash and investment securities.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of June 30, 2009, we had received $324.9 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $92.5 million in payments from collaboration agreements, $22.4 million in debt financing, and $21.9 million in interest income.

At June 30, 2009, we had approximately $66.2 million in cash, cash equivalents and investment securities compared to $60.1 million at December 31, 2008.

We have consumed substantial amounts of capital since our inception. In August 2008, we implemented a strategic restructuring, which has reduced our internal operating expenses significantly. As a result, we expect that the cash used in our operating activities will be lower in 2009 compared to 2008. We anticipate that our cash, cash equivalents and investment securities will be greater than $40 million at December 31, 2009, and that our existing cash resources and payments from our collaborations will be sufficient to fund our operations at least into the first half of 2011.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. In August 2008, we entered into a Committed Equity Financing Facility, or CEFF, which provides us with access, at our discretion, to up to $60 million of capital during a three-year period through the sale of newly-issued shares of our common stock. We may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $1.50. The funds that can be raised under the CEFF, if available, will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. To date, we have not raised any funds pursuant to the CEFF.

We cannot be certain that funding will be available to us on acceptable terms, or at all. Turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to additional financing over the near-term future. In particular, given the current market conditions, any unfavorable outcome over the next year in one or more of the studies that we are currently conducting in our Phase III program with pimavanserin, including the first Phase III pivotal trial, could have a material adverse effect on us and our ability to raise additional capital.

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

We have invested a substantial portion of our available cash in a money market fund wholly-backed by U.S. Treasury collateral, in U.S. Treasury notes and in investment securities consisting of high quality, marketable debt instruments of corporations, financial institutions, and government sponsored enterprises. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. Our investment portfolio has not been adversely impacted by the disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

Net cash provided by operating activities increased to $6.7 million for the six months ended June 30, 2009 compared to net cash used in operating activities of $36.8 million for the six months ended June 30, 2008. This increase was primarily due to a decrease in our net loss and changes in operating assets and liabilities, including an increase in deferred revenue of $31.0 million and an aggregate increase of $1.4 million in accounts payable and accrued expenses during the six months ended June 30, 2009. The increase in deferred revenue was primarily attributable to the upfront payment received from our collaboration with Biovail and initial licensing fees received from our collaboration with Meiji Seika, offset by initial revenues recognized pursuant to these agreements. There was an aggregate decrease in accounts payable and accrued expenses of $4.9 million during the six months ended June 30, 2008 largely reflecting payments made for external service costs related to our clinical trials.

Net cash used in investing activities totaled $9.6 million for the six months ended June 30, 2009 compared to net cash provided by investing activities of $40.0 million for the six months ended June 30, 2008, and has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. During the six months ended June 30, 2009, purchases of investment securities exceeded maturities by an aggregate of $9.6 million. During the comparable period of 2008, maturities of investment securities exceeded purchases by an aggregate of $40.2 million.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain fixed interest rates ranging from 9.34 to 10.41 percent per annum. At June 30, 2009, we had $788,000 in outstanding borrowings under these agreements, which are secured by the related equipment.

The following table summarizes our contractual obligations, including interest, at June 30, 2009 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating leases	$10,787	$2,268	$5,798	$2,721
Long-term debt	856	613	243	—

Total	$11,643	$2,881	$6,041	$2,721

We also have entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $19.0 million of future services under these agreements as of June 30, 2009, the majority of which are expected to be provided by the end of December 2010. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

In addition, we have entered into an agreement pursuant to which we licensed certain intellectual property rights that complement our patent portfolio. If certain conditions are met, we would be required to make future payments, including milestone payments, sublicensing fees and royalties. The amount of potential future milestone payments is $10.5 million in the aggregate, which amount would be offset by any sublicensing fees we may pay under the agreement. Because these milestone payments would only be payable upon the achievement of specified regulatory events and it is uncertain when, or if, such events will occur, we cannot forecast with any degree of certainty when, or if, we will be required to make those payments under the agreement. Accordingly, none of these amounts are included in the above table.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 10 — Recent Accounting Pronouncements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, in U.S. Treasury notes and in high quality marketable debt instruments of corporations, financial institutions, and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2009, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Risk

We have wholly owned subsidiaries in Sweden and Denmark, which expose us to foreign exchange risk. The functional currency of our subsidiary in Sweden is the Swedish kroner and the functional currency of our subsidiary in Denmark is the Danish kroner. Accordingly, all assets and liabilities of our subsidiaries are translated to U.S. dollars based on the applicable exchange rate on the balance sheet date. Expense components are translated to U.S. dollars at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of our stockholders’ equity. Other foreign currency transaction gains and losses are included in our results of operations and, to date, have not been significant. We have not hedged exposures denominated in foreign currencies and we do not have any derivative financial instruments.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2009, we had an accumulated deficit of approximately $321.8 million. We expect our annual net losses to continue over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the three and six months ended June 30, 2009 were from our collaborations with Biovail and Allergan as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. During the three months ended June 30, 2009, we received a $30 million upfront payment from Biovail and $2 million in licensing fees from Meiji Seika, pursuant to our respective collaborations with those parties. The ongoing research term of our agreements with Allergan will end in March 2010 and, other than research funding under our 2003 collaboration with Allergan and $1 million in licensing fees to be paid under the agreement with Meiji Seika, additional payments from our agreements with Biovail, Allergan, and Meiji Seika are dependent on successful advancement of our applicable product candidates. There is no guarantee that revenues from our collaborations will continue at current or past levels. Given the current economic environment, it is possible that our existing collaborators may elect to reduce their external spending.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase II trial in 2008 with our product candidate, ACP-104. In our most advanced program, we are in Phase III development with pimavanserin for the treatment of Parkinson’s disease psychosis. Our Phase III program encompasses a number of studies, including two Phase III pivotal trials, an open-label safety extension trial and a range of supporting studies, including carcinogenicity studies, a QTc study, and drug-drug interaction studies. We anticipate completing certain of the studies in this program, including the first Phase III pivotal trial, during 2009. An unfavorable outcome in one or more of the studies in this program could be a major set-back for the program, our collaboration with Biovail and for our company, generally. In particular, given the current conditions in the financial markets, an unfavorable outcome in one or more of these studies may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on our company and the value of our common stock. We also have chronic pain and glaucoma clinical programs in collaboration with Allergan, which are in Phase II and Phase I development, respectively.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash and investment securities totaled approximately $66.2 million at June 30, 2009. We believe our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements at least into the first half of 2011. However, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. The recent deterioration in the financial markets has adversely affected the market capitalizations of many biotechnology companies, including us, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit our access to additional financing over the near-term future. This could have a material adverse effect on our ability to access sufficient funding, including pursuant to our CEFF or from other sources. Specifically, we will not be able to raise money under the CEFF if the average price of our common stock is below the minimum share price of $1.50. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, if obtained, may significantly dilute existing stockholders, including any funds that may be raised under the CEFF.

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

If we do not continue to realize the expected benefits from the restructuring that we announced in August 2008, our operating results and financial conditions would be negatively impacted.*

In August 2008, we implemented a strategic restructuring designed to focus our resources on our most advanced product candidates. If we are unable to continue to realize the expected operational efficiencies from our restructuring, our operating results and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to continue to realize the cost savings and other anticipated benefits from our restructuring. Additionally, employees whose positions were eliminated in connection with the restructuring may seek future employment with our competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment.

We will need to transition our organization in connection with our restructuring, and we may encounter difficulties managing this transition, which could adversely affect our results of operations.*

We will need to effectively manage our operations and facilities in order to advance our drug development programs, including those covered by our collaborations with Biovail and Meiji Seika, achieve milestones under our collaboration agreements, facilitate additional collaborations, and pursue other development activities. Following our restructuring, it is possible that our infrastructure may be inadequate to support our future efforts and growth. To manage our transition, we will be required to continue to improve our operational, financial and management controls, and reporting systems and procedures. In addition, we may have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop. We may not successfully manage the transition of our operations and, accordingly, may not achieve our research, development, and commercialization goals.

We face financial and administrative challenges in coordinating the operations of our European activities with our activities in California, which could have an adverse impact on our operations.*

Our principal executive offices are located in San Diego and we also have a subsidiary, ACADIA Pharmaceuticals AB, located in Malmö, Sweden that employed a small percentage of our total personnel as of June 30, 2009. The additional administrative expense required to coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

In particular, our Phase III program with pimavanserin for Parkinson’s disease psychosis encompasses a number of studies, including two Phase III pivotal trials, open-label safety extension trials and a range of supporting studies, including carcinogenicity studies, a QTc study, and drug-drug interaction studies. We anticipate completing certain of the studies in this program, including the first Phase III pivotal trial, during 2009. An unfavorable outcome in one or more of the studies in this program could be a major set-back for our collaboration with Biovail and for our company, generally. Given the recent turmoil in the financial markets, such an unfavorable outcome could have a material adverse effect on our company and the value of our common stock.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Holders of a significant number of shares of our common stock, from investments made when we were a private company, have rights to cause us to file a registration statement on their behalf or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. Additionally, in connection with the CEFF, we filed a registration statement with the SEC to register the resale of up to a total of approximately 7.4 million shares of our common stock that may be issued pursuant to the CEFF or upon exercise of the warrant we issued in connection with establishing the CEFF. In addition, we may elect to file a registration statement to sell shares of our common stock on our own behalf. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements.

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

The turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies, including us, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to financing over the near-term future. This could have a material adverse effect on our ability to access funding pursuant to our CEFF or from other sources on acceptable terms, or at all, and our stock price may suffer further as a result.

If the price of our common stock trades below $1.00 per share for a sustained period, our common stock may be delisted from the Nasdaq Global Market.*

The Nasdaq Global Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock. Our stock did trade below $1.00 per share earlier in 2009. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive trading days, we would fail to be in compliance with Nasdaq’s continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from the Nasdaq Global Market. In light of the recent volatility in stock prices generally and the continued turbulence in the financial markets, Nasdaq suspended enforcement of the $1.00 minimum bid price requirement through July 31, 2009. Enforcement of the $1.00 minimum bid price requirement was reinstated on August 3, 2009. If our stock price is below $1.00 per share and remains below that threshold for 30 consecutive trading days after July 31, 2009, we may not be able to maintain the continued listing of our common stock on the Nasdaq Global Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our 2009 Annual Meeting of Stockholders was held on June 12, 2009.

(b)	The election of three nominees to serve as Class II directors on our board of directors until the 2012 Annual Meeting of Stockholders was carried out at the 2009 Annual Meeting of Stockholders. The following three Class II directors were re-elected by the votes indicated:

	For	Withheld
Uli Hacksell	30,765,036	393,893
Torsten Rasmussen	30,711,264	447,665
Alan Walton	30,842,658	316,271

Following the meeting, (x) Michael Borer, Mary Ann Gray and Lester Kaplan continued to serve as Class I directors, with terms that last until the 2011 Annual Meeting of Stockholders and (y) Gordon Binder, Laura Brege and Leslie Iverson continued to serve as Class III directors, with terms that last until the 2010 Annual Meeting of Stockholders. As previously announced in our Form 8-K filed on July 28, 2009, Mr. Binder resigned from the board of directors, effective July 23, 2009.

(c)	In addition to the foregoing election results for the members of our board of directors, the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was submitted to our stockholders for approval. This appointment was ratified and approved by the following vote: 31,023,418 votes for and 107,507 votes against, with 28,006 votes abstaining. For each matter voted upon there were no broker non-votes.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.5 to Registration Statement No. 333-113137).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (filed as Exhibit 4.3 to Registration Statement No. 333-124753).

4.4	Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (filed as Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

10.1[a]	Collaboration and License Agreement, dated May 1, 2009, by and among the Registrant and Biovail Laboratories International SRL.

10.2[a]	Fourth Amendment to Collaboration Research, Development and License Agreements, dated April 22, 2009, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc.

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ACADIA Pharmaceuticals Inc.

Date: August 5, 2009	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)