Form 10-Q
period 2009-09-30
ACADIA PHARMACEUTICALS INC
filed 2009-11-09
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 30, 2009:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	38,266,843

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	September 30, 2009	December 31, 2008(1)
Assets
Cash and cash equivalents	$17,322	$21,171
Investment securities, available-for-sale	37,587	38,912
Prepaid expenses, receivables and other current assets	1,895	2,299

Total current assets	56,804	62,382
Property and equipment, net	1,498	2,103
Other assets	173	192

Total assets	$58,475	$64,677

Liabilities and Stockholders’ Equity
Accounts payable	$2,554	$2,283
Accrued expenses	6,340	7,535
Current portion of deferred revenue	5,904	438
Current portion of long-term debt	450	795

Total current liabilities	15,248	11,051

Long-term portion of deferred revenue	23,909	—
Long-term debt, less current portion	154	430
Other long-term liabilities	197	204

Total liabilities	39,508	11,685

Commitments (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at September 30, 2009 and December 31, 2008; 37,481,572 shares and 37,177,874 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4	4
Additional paid-in capital	349,322	346,815
Accumulated deficit	(330,556)	(294,100)
Accumulated other comprehensive income	197	273

Total stockholders’ equity	18,967	52,992

Total liabilities and stockholders’ equity	$58,475	$64,677

(1)	The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Collaborative revenues	$2,435	$282	$4,630	$1,265

Operating expenses
Research and development (includes stock-based compensation of $280, $346, $784 and $1,141, respectively)	9,215	13,397	33,749	44,604
General and administrative (includes stock-based compensation of $331, $446, $1,018 and $1,298, respectively)	1,994	2,974	7,643	9,428

Total operating expenses	11,209	16,371	41,392	54,032

Loss from operations	(8,774)	(16,089)	(36,762)	(52,767)
Interest income	67	521	376	2,630
Interest expense	(21)	(46)	(70)	(144)

Net loss	$(8,728)	$(15,614)	$(36,456)	$(50,281)

Net loss per common share, basic and diluted	$(0.23)	$(0.42)	$(0.98)	$(1.36)

Weighted average common shares outstanding, basic and diluted	37,383	37,137	37,262	37,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(36,456)	$(50,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	667	814
Stock-based compensation	1,802	2,439
Amortization of investment premium/discount	174	644
Other	(4)	1
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	540	1,527
Other assets	18	33
Accounts payable	252	(140)
Accrued expenses	(1,315)	(7,092)
Deferred revenue	29,374	(537)
Other long-term liabilities	(6)	(5)

Net cash used in operating activities	(4,954)	(52,597)

Cash flows from investing activities
Purchases of investment securities	(39,222)	(56,089)
Maturities of investment securities	40,162	114,488
Purchases of property and equipment	(24)	(219)

Net cash provided by investing activities	916	58,180

Cash flows from financing activities
Proceeds from issuance of common stock	705	495
Repayments of long-term debt	(621)	(759)

Net cash provided by (used in) financing activities	84	(264)

Effect of exchange rate changes on cash	105	(93)

Net increase (decrease) in cash and cash equivalents	(3,849)	5,226
Cash and cash equivalents
Beginning of period	21,171	16,987

End of period	$17,322	$22,213

Supplemental schedule of noncash investing and financing activities
Unrealized loss on investment securities	$(215)	$(342)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiaries, ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events. The Company did have material non-recognizable subsequent events as set forth in Note 11. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company has not been profitable and has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. At September 30, 2009, the Company had an accumulated deficit of $330.6 million. The Company expects its operating losses to continue for at least the next several years as it pursues the development of its product candidates.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	3,756	3,400	3,699	3,219
Antidilutive warrants to purchase common stock	1,678	1,627	1,711	1,471

	5,434	5,027	5,410	4,690

3. Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase rights, including the effect of estimated forfeitures, are then expensed over the vesting period. Stock-based awards issued to non-employees other than directors are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each non-employee award is estimated using the Black-Scholes valuation model. During the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008, the Company recorded stock-based compensation expense related to employee and non-employee stock option awards and its employee stock purchase plan of $611,000, $1.8 million, $792,000 and $2.4 million, respectively. At September 30, 2009, total unrecognized compensation cost related to unvested stock-based awards and employee stock purchase rights was $3.4 million, which is expected to be recognized over a weighted-average period of 2.3 years.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net loss	$(8,728)	$(15,614)	$(36,456)	$(50,281)
Unrealized loss on investment securities, net of tax	(12)	(94)	(216)	(342)
Foreign currency translation gain (loss), net of tax	109	(65)	140	(3)

Total comprehensive loss	$(8,631)	$(15,773)	$(36,532)	$(50,626)

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Accrued clinical and research services	$4,714	$5,494
Accrued compensation and benefits	1,249	1,434
Other	377	607

Total	$6,340	$7,535

6. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and nine months ended September 30, 2009 and 2008 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
United States	$1,092	$1,537
Europe	406	566

Total	$1,498	$2,103

7. Fair Value Measurements

Effective January 1, 2008, the Company adopted authoritative guidance for fair value measurements for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The Company did not record an adjustment to retained earnings (accumulated deficit) as result of adoption of this guidance for fair value measurements, and the adoption did not have a material effect on the Company’s consolidated financial statements. The authoritative guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1. Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2. Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3. Inputs that are unobservable for the asset or liability.

As of September 30, 2009, the Company held $54.1 million of cash equivalents and available-for-sale investment securities consisting of a money market fund invested in securities of government sponsored enterprises (“GSEs”) and securities collateralized by GSEs, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and GSEs. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

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

	September 30, 2009	Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund invested in government sponsored enterprises	$16,547	$16,547	$—	$—
U.S. Treasury notes	5,794	5,794	—	—
Government sponsored enterprises	26,793	—	26,793	—
Commercial paper	5,000	—	5,000	—

	$54,134	$22,341	$31,793	$—

8. Collaboration and License Agreements

In May 2009, the Company entered into a collaboration and license agreement with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation, to co-develop and commercialize pimavanserin for neurological and psychiatric indications, including Parkinson’s disease psychosis (“PDP”) and Alzheimer’s disease psychosis (“ADP”), in the United States and Canada. The Company has retained the rights to pimavanserin in the rest of the world. Under the terms of the agreement, the Company is eligible to receive aggregate payments, excluding royalties, of up to $395 million. These include an upfront cash payment of $30 million, up to $160 million in potential milestone payments associated with the successful completion of clinical trials, regulatory submissions and approvals of pimavanserin for PDP and ADP, up to $45 million in potential milestones should the parties successfully pursue a third indication, and up to $160 million in potential milestones as certain sales thresholds are met. The Company is also entitled to receive a 15 percent royalty on annual net sales of pimavanserin up to $100 million and a 20 percent royalty on annual net sales over $100 million. In addition to product royalties, the Company has the option to co-promote pimavanserin in the United States. Biovail is responsible for all future costs associated with the development, manufacturing, and commercialization of pimavanserin in all indications with the exception of specified PDP study costs, which will be funded by the Company. This agreement was amended by the parties in October 2009 as discussed in Note 11 below.

The upfront cash payment of $30 million has been deferred and is being recognized as revenue on a straight-line basis over the estimated period of the Company’s performance under the agreement. Payments received from Biovail for the reimbursement of specified development costs have been deferred and are being recognized as revenue using a contingency-adjusted performance model over the estimated period of the Company’s performance. The Company recognized revenues relating to this collaboration of $1.9 million and $3.3 million for the three and nine months ended September 30, 2009. At September 30, 2009, $27.3 million of revenue was deferred under this agreement, of which $5.3 million was included in current liabilities and $22.0 million was included in long-term liabilities.

In March 2009, the Company entered into a collaboration and license agreement with Meiji Seika Kaisha, Ltd. (“Meiji Seika”) to develop and commercialize a novel class of pro-cognitive drugs to treat patients with schizophrenia and related disorders in Japan and several other Asian countries. Under the agreement, the Company is eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestone payments, in addition to royalties on product sales, if any, in the Asian territory. Meiji Seika also is responsible for the first $15 million of development expenses and the companies will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event the Company further licenses the program outside of the Asian territory. Meiji Seika is responsible for all costs associated with the development, manufacturing and commercialization of the product candidate in the Asian territory after proof-of-concept. Meiji Seika is eligible to share a portion of any product-related revenues received by the Company in the rest of the world.

In April 2009, the Company received an aggregate of $2 million in license fees pursuant to the agreement with Meiji Seika, which fees have been deferred and are being recognized as revenue ratably over the estimated period of the Company’s performance under the agreement. Payments received from Meija Seika for the reimbursement of specified development costs have been deferred and are being recognized as revenue using a contingency-adjusted performance model over the estimated period of the Company’s performance. The Company recognized revenues relating to this collaboration of $57,000 and $110,000 for the three and nine months ended September 30, 2009. At September 30, 2009, $2.1 million of revenue was deferred under this agreement, of which $220,000 was included in current liabilities and $1.9 million was included in long-term liabilities.

9. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $15.1 million of future services under these agreements as of September 30, 2009, the majority of which are expected to be provided by the end of December 2010. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

10. Recent Accounting Pronouncements

In June, 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the ASC as of September 30, 2009 changes how the Company provides references to accounting standards, the adoption did not have an impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued authoritative guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued authoritative guidance which amends existing guidance related to revenue recognition for arrangements with multiple deliverables. The guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated to each deliverable. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new approach is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

11. Subsequent Events

On October 6, 2009, the Company and Biovail announced an update on their development program with pimavanserin, which is being conducted pursuant to the parties’ collaboration and license agreement (the “Agreement”). Following the announcement on September 1, 2009 of disappointing top-line results from the first Phase III PDP trial (the “-012 Study), the parties established a development strategy for PDP that involves using the findings from the -012 Study together with those from the second, ongoing Phase III trial (the “-014 Study”), when available, to arrive at an enhanced study design that may be used for new Phase III trials. Accordingly, the ongoing -014 Study will be concluded at its current enrollment level to allow for the analysis of data as soon as practicable. Meanwhile, the parties will plan for a new Phase III PDP trial, which is expected to start in the first half of 2010. The parties also announced that Biovail intends to pursue adjunctive therapy with pimavanserin for schizophrenia as a third indication in the collaboration.

In connection with the update and the early conclusion of the -014 Study, the Company and Biovail entered into an amendment (the “Amendment”) to the Agreement. Pursuant to the Amendment, the new Phase III PDP trial will be funded by Biovail in accordance with the Agreement, provided however, that if the trial does not meet its primary endpoint, then the Company would reimburse Biovail 50 percent of the costs of this study. The Company estimates that the amount of the potential reimbursement would approximate the savings to ACADIA from the early conclusion of the -014 Trial. If the new Phase III PDP trial or a subsequent pivotal trial in PDP meets its primary endpoint, Biovail may credit 50 percent of the costs of the applicable trial against the potential milestone payment triggered by such trial under the Agreement. The Amendment also provides that the Company may elect to pursue an initial clinical trial in ADP at its own expense. However, if the new ADP trial meets its primary endpoint, then Biovail would reimburse the Company 100 percent of the costs of this trial.

On October 15, 2009, the Company initiated a restructuring designed to further streamline its operations, reduce its internal operating expenses, and extend its cash runway. In connection with the restructuring, the Company is reducing its total workforce by about 50 percent to 28 employees. The Company estimates that it will record charges of approximately $1.3 million during the fourth quarter of 2009 for employment termination costs in connection with the workforce reduction.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently are developing a portfolio consisting of our four most advanced product candidates including pimavanserin, which is in Phase III development for Parkinson’s disease psychosis, or PDP, in collaboration with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation. In addition to pimavanserin, we have a product candidate in Phase II development for chronic pain and a product candidate in Phase I development for glaucoma, each in collaboration with Allergan, Inc., and a program in IND-track development in collaboration with Meiji Seika Kaisha, Ltd. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. At September 30, 2009, we had an accumulated deficit of $330.6 million. Although we implemented a restructuring in October 2009, which is designed to reduce our internal operating expenses, we expect our operating losses to continue for at least the next several years as we pursue the clinical development of our product candidates.

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

Recent Developments

On September 1, 2009, we announced top-line results from our first Phase III PDP trial with pimavanserin (the “-012 Study”). The -012 Study did not meet its primary endpoint of antipsychotic efficacy as measured using the Scale for the Assessment of Positive Symptoms, or SAPS. Pimavanserin met the key secondary endpoint of motoric tolerability as measured using the Unified Parkinson’s Disease Rating Scale, or UPDRS. Pimavanserin was safe and well tolerated, with the frequency of adverse events generally similar in the pimavanserin and placebo arms. While the -012 Study did not met its primary endpoint and had a larger than expected placebo response, signals of antipsychotic efficacy were observed in the pimavanserin 40 mg study arm.

Following further analysis of the data from the -012 Study, on October 6, 2009, we announced an update on our development program with pimavanserin, which we are pursuing with Biovail. In this update, we noted that efficacy signals observed in the 40 mg dose were most prominent in the United States portion of the study, which comprised nearly one-half of the patients in the trial. These signals also were supported by additional secondary and exploratory measures, including efficacy measures and favorable outcomes in assessments of sleep and caregiver burden. We also announced in the update that, together with Biovail, we have established a development strategy for PDP that involves using the findings from the -012 Study together with those from the second, ongoing Phase III PDP trial (the “-014 Study”), when available, to arrive at an enhanced study design that may be used for new Phase III trials. Accordingly, the ongoing -014 Study will be concluded at its current enrollment level to allow for the analysis of data as soon as practicable. Meanwhile, the parties will plan for a new Phase III PDP trial, which is expected to start in the first half of 2010. We also announced that Biovail intends to pursue adjunctive therapy with pimavanserin for schizophrenia as a third indication in the collaboration.

In connection with the update and the early conclusion of the -014 Study, we and Biovail entered into an amendment, or the Amendment, to the parties’ collaboration agreement. Pursuant to the Amendment, the new Phase III PDP trial will be funded by Biovail in accordance with the collaboration agreement, provided however, that if the trial does not meet its primary endpoint, then we would reimburse Biovail 50 percent of the costs of this study. We estimate that the amount of the potential reimbursement would approximate the savings to us from the early conclusion of the -014 Study. If the new Phase III PDP trial or a subsequent pivotal trial in PDP meets its primary endpoint, Biovail may credit 50 percent of the costs of the applicable trial against the potential milestone payment triggered by such trial under the collaboration agreement. The Amendment also provides that we may elect to pursue an initial clinical trial in Alzheimer’s disease psychosis, or ADP, at our own expense. However, if the new ADP trial meets its primary endpoint, then Biovail would reimburse us 100 percent of the costs of this trial.

On October 15, 2009, we initiated a restructuring designed to further streamline our operations, reduce our internal operating expenses, and extend our cash runway. In connection with the restructuring, we are reducing our total workforce by about 50 percent to 28 employees. We estimate that we will record charges of approximately $1.3 million during the fourth quarter of 2009 for employment termination costs in connection with the workforce reductions.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of September 30, 2009, we had received an aggregate of $93.0 million in payments under these agreements, including upfront payments, research funding, and milestone payments. We expect our revenues for the next several years to consist primarily of payments under our current agreements with Biovail, Allergan, and Meiji Seika and potential additional collaborations.

In May 2009, we entered into a collaboration agreement with Biovail, pursuant to which we received a $30 million upfront payment. Under the terms of the agreement, we are eligible to receive additional payments of up to an aggregate of $365 million upon successfully achieving development, regulatory and sales milestones, subject to certain offsets for up to 50% of the costs of successful PDP trials. We also are entitled to receive royalties on annual net sales of pimavanserin. Our agreement with Biovail is subject to early termination upon specified events.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $16.2 million in payments as of September 30, 2009, consisting of upfront fees, research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2010. We have had a reduced level of research activities and related research funding under this collaboration during the extension. In our two other collaboration agreements with Allergan, the parties are pursuing the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika, pursuant to which we received an aggregate of $2 million in license fees in April 2009. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, including the $2 million in license fees already received, in addition to royalties on product sales, if any, in the Asian territory. Meiji Seika also is responsible for the first $15 million of development expenses and we will share the remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. Our agreement with Meiji Seika is subject to early termination upon specified events.

Research and Development Expenses

Our research and development expenses consist primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidates, including pimavanserin.

Prior to our collaboration with Biovail, which we established in May 2009, we were responsible for all costs incurred in the development of pimavanserin as well as the costs associated with our other internal programs. Pursuant to this agreement, Biovail is responsible for all future costs associated with the development of pimavanserin in all indications with the exception of specified PDP study costs and of a planned initial ADP study, which will be funded by ACADIA. These PDP studies include our ongoing -014 Study and related open-label safety extension study. Pursuant to our collaboration with Meiji Seika, which we established in March 2009,

Meiji Seika is responsible for the first $15 million of development expenses for the product candidate, AM-831, and the companies will share remaining expenses through clinical proof-of-concept, subject to possible adjustment. Meiji Seika is responsible for all costs associated with the development of AM-831 in the Asian territory. We are not responsible for, nor have we incurred, development expenses related to our product candidates, including costs related to clinical trials, in our clinical programs for chronic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. Our internal research and development expenses decreased significantly in the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 primarily due to a strategic restructuring and related workforce reductions implemented in August 2008. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
External costs:
Pimavanserin	$5,955	$6,322	$22,846	$19,067
ACP-104[1]	(26)	(50)	13	2,582
AM-831 and other	181	324	773	1,698

Subtotal	6,110	6,596	23,632	23,347
Internal costs	2,825	6,455	9,333	20,116
Stock-based compensation	280	346	784	1,141

Total research and development	$9,215	$13,397	$33,749	$44,604

1.	ACP-104 was a product candidate that we were previously developing.

At this time, due to the risks inherent in the clinical trial process and given the stage of development of our programs, we are unable to estimate with any certainty the costs we will incur for the continued development of our product candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While our current focus is primarily on advancing the clinical development of pimavanserin, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. We cannot forecast with any degree of certainty when and to what extent we will receive cash inflows, if any, from the development or commercialization of pimavanserin pursuant to our agreement with Biovail or the extent to which the parties will have to reimburse each other for certain clinical trial costs pursuant to the Amendment. We also cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative Expenses

Our general and administrative expenses have consisted primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees associated with legal and accounting services, and costs associated with patents and patent applications for our intellectual property.

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

Revenue Recognition

We recognize revenues in accordance with authoritative guidance established by U.S. GAAP. Our revenues are primarily related to our collaboration agreements, which may provide for various types of payments to us, including upfront payments, funding of research and development, milestone payments, and licensing fees. Our collaboration agreements also include potential payments for product royalties and commercial co-promotion, however, we have not received revenue from these two sources to date.

We consider a variety of factors in determining the appropriate method of accounting under our collaboration agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting. Where there are multiple deliverables identified within a collaboration agreement that are combined into a single unit of accounting, revenues are deferred and recognized over the expected period of performance. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances applicable to each agreement.

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

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the cost normally relates to the projected cost to treat a patient in our trials and we recognize this cost over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed significantly from the actual costs incurred. However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

Stock-based Compensation

The fair value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of September 30, 2009, total unrecognized compensation cost related to stock options and purchase rights was approximately $3.4 million, and the weighted average period over which this cost is expected to be recognized is 2.3 years.

Stock-based awards issued to non-employees other than directors are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each non-employee award is estimated using the Black-Scholes valuation model.

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

Comparison of the Three Months Ended September 30, 2009 and 2008

Revenues

Revenues increased to $2.4 million for the three months ended September 30, 2009 compared to $282,000 for the three months ended September 30, 2008. This increase was primarily due to $1.9 million in revenues recognized under our collaboration with Biovail, which commenced in May 2009, as well as increased revenues from other agreements. Revenues from our collaborations with Allergan totaled $273,000 for the three months ended September 30, 2009 compared to $182,000 for the three months ended September 30, 2008. Revenues from our collaboration with Meija Seika and our agreements with other parties totaled $294,000 for the three months ended September 30, 2009 compared to $100,000 for the three months ended September 30, 2008.

Research and Development Expenses

Research and development expenses decreased to $9.2 million for the three months ended September 30, 2009, including $280,000 in stock-based compensation, compared to $13.4 million for the three months ended September 30, 2008, including $346,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $3.6 million in decreased costs associated with our internal research and development organization and $486,000 in lower external service costs. The decrease in internal research and development costs was primarily attributable to $3.1 million in decreased salaries and related personnel costs, and decreases in laboratory supply, equipment and other costs resulting from the strategic restructuring implemented in August 2008. Salaries and related personnel costs for the three months ended September 30, 2008 included a charge of $1.7 million in connection with workforce reductions from the August 2008 restructuring. External service costs totaled $6.1 million, or 66 percent of our research and development expenses for the three months ended September 30, 2009, compared to $6.6 million, or 49 percent of our research and development expenses, for the comparable period in 2008. External service costs were primarily comprised of development expenses for pimavanserin.

General and Administrative Expenses

General and administrative expenses decreased to $2.0 million for the three months ended September 30, 2009, including $331,000 in stock-based compensation, compared to $3.0 million for the three months ended September 30, 2008, including $446,000 in stock-based compensation. The decrease in general and administrative expenses was primarily due to $813,000 in decreased salaries and related personnel costs from the August 2008 restructuring, and decreases in external service costs. Salaries and related personnel costs for the three months ended September 30, 2008 included a charge of $454,000 in connection with workforce reductions from the August 2008 restructuring.

Interest Income

Interest income decreased to $67,000 for the three months ended September 30, 2009 from $521,000 for the three months ended September 30, 2008. The decrease in interest income during the three months ended September 30, 2009 was due to decreased yields on our investment security portfolio and lower average levels of cash and investment securities.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Revenues

Revenues increased to $4.6 million for the nine months ended September 30, 2009 compared to $1.3 million for the nine months ended September 30, 2008. The increase was primarily due to $3.3 million in revenues recognized under our collaboration with Biovail, which commenced in May 2009. Revenues from our collaborations with Allergan totaled $807,000 for the nine months ended September 30, 2009 compared to $686,000 for the nine months ended September 30, 2008. Revenues from our collaboration with Meija Seika and our agreements with other parties totaled $546,000 for the nine months ended September 30, 2009, compared to $579,000 for the nine months ended September 30, 2008.

Research and Development Expenses

Research and development expenses decreased to $33.7 million for the nine months ended September 30, 2009, including $784,000 in stock-based compensation, from $44.6 million for the nine months ended September 30, 2008, including $1.1 million in stock-based compensation. The decrease in research and development expenses was primarily due to $10.8 million in decreased costs associated with our internal research and development organization, partially offset by $285,000 in increased external service costs. The decrease in internal research and development costs was primarily attributable to $8.0 million in decreased salaries and related personnel costs, $1.4 million in decreased laboratory supply costs, and decreases in equipment and other costs resulting from the restructuring implemented in August 2008. Salaries and related personnel costs for the nine months ended September 30, 2008 included a charge of $1.7 million in connection with workforce reductions from the August 2008 restructuring. External service costs totaled $23.6 million, or 70 percent of our research and development expenses, for the nine months ended September 30, 2009, compared to $23.3 million, or 52 percent of our research and development expenses, for the comparable period in 2008. Increased external development costs for pimavanserin were largely offset by lower costs incurred for ACP-104 and other programs.

General and Administrative Expenses

General and administrative expenses decreased to $7.6 million for the nine months ended September 30, 2009, including $1.0 million in stock-based compensation, compared to $9.4 million for the nine months ended September 30, 2008, including $1.3 million in stock-based compensation. The decrease in general and administrative expenses was primarily due to $1.6 million in decreased salaries and related personnel costs from the August 2008 restructuring, partially offset by $150,000 in increased external service costs. Salaries and related personnel costs for the nine months ended September 30, 2008 included a charge of $454,000 in connection with workforce reductions from the restructuring implemented in August 2008.

Interest Income

Interest income decreased to $376,000 for the nine months ended September 30, 2009 from $2.6 million for the nine months ended September 30, 2008. The decrease in interest income during the nine months ended September 30, 2009 was due to decreased yields on our investment security portfolio and lower average levels of cash and investment securities.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of September 30, 2009, we had received $325.5 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $93.0 million in payments from collaboration agreements, $22.4 million in debt financing, and $21.9 million in interest income.

At September 30, 2009, we had approximately $54.9 million in cash, cash equivalents and investment securities compared to $60.1 million at December 31, 2008. We have consumed substantial amounts of capital since our inception. In October 2009, we initiated a restructuring designed to further streamline our operations, reduce our internal operating expenses, and extend our cash runway. We anticipate that our cash, cash equivalents and investment securities will be in the range of $43 to $45 million at December 31, 2009, and that our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our operations through December 31, 2011.

We will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our clinical trials, preclinical studies and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, and other events or developments, under our collaboration agreements;

•	the extent to which we are obligated to reimburse our collaborators or our collaborators are obligated to reimburse us for clinical trial costs under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of product candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. In August 2008, we entered into a Committed Equity Financing Facility, or CEFF, which provides us with access, at our discretion to capital during a three-year period through the sale of newly-issued shares of our common stock. The funds that can be raised under the CEFF, if available, will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. The aggregate amount raised under the CEFF may not exceed $60 million. We may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $1.50. In October 2009, we completed a draw down under the CEFF in which we raised $1.2 million through the issuance of 785,271 shares of our common stock.

We cannot be certain that funding will be available to us on acceptable terms, or at all. Turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to additional financing over the near-term future. In particular, given the current market conditions, the disappointing results from our first Phase III PDP trial with pimavanserin, which we announced on September 1, 2009, and any unfavorable outcome over the next year in our development of pimavanserin could have a material adverse effect on our ability to raise additional capital. To the extent that the average price of our common stock is below the minimum share price of $1.50, we will not be able to raise money under the CEFF.

If we cannot raise adequate additional capital in the future under the CEFF or from other sources, we will be required to delay, further reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, in connection with our recent restructuring, we are reducing the scope of our research and development activities, and we may be required to further reduce the scope of our research and development activities. This may lead to an impairment of our equipment and additional charges, which could materially affect our balance sheet and results of operations.

We have invested a substantial portion of our available cash in a money market fund invested in securities of government sponsored enterprises, or GSEs, and securities collateralized by GSEs, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and GSEs. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. Our investment portfolio has not been adversely impacted by the disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

Net cash used in operating activities decreased to $5.0 million for the nine months ended September 30, 2009 from $52.6 million for the nine months ended September 30, 2008. This decrease was primarily due to a decrease in our net loss and changes in operating assets and liabilities, including an increase in deferred revenue of $29.4 million during the nine months ended September 30, 2009. The increase in deferred revenue was primarily attributable to the upfront payment received from our collaboration with Biovail and initial licensing fees received from our collaboration with Meiji Seika, offset by initial revenues recognized pursuant to these agreements. During the nine months ended September 30, 2008, there was an aggregate decrease in accounts payable and accrued expenses of $7.2 million largely reflecting payments made for external service costs related to our clinical trials.

Net cash provided by investing activities totaled $916,000 for the nine months ended September 30, 2009 compared to $58.2 million for the nine months ended September 30, 2008, and has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. During the nine months ended September 30, 2009, maturities of investment securities exceeded purchases by an aggregate of $940,000. During the comparable period of 2008, maturities of investment securities exceeded purchases by an aggregate of $58.4 million.

Net cash provided by financing activities totaled $84,000 during the nine months ended September 30, 2009 compared to net cash used in financing activities of $264,000 during the nine months ended September 30, 2008. The increase in net cash provided by financing activities was attributable to increased proceeds from the issuance of common stock and lower repayments of long-term debt.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain fixed interest rates ranging from 9.55 to 10.41 percent per annum. At September 30, 2009, we had $604,000 in outstanding borrowings under these agreements, which are secured by the related equipment.

The following table summarizes our contractual obligations, including interest, at September 30, 2009 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating leases	$10,757	$2,359	$5,699	$2,699
Long-term debt	654	490	164	—

Total	$11,411	$2,849	$5,863	$2,699

We also have entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $15.1 million of future services under these agreements as of September 30, 2009, the majority of which are expected to be provided by the end of December 2010. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, in U.S. Treasury notes and in high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2009, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2009, we had an accumulated deficit of approximately $330.6 million. We expect our annual net losses to continue over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the three and nine months ended September 30, 2009 were from our collaborations with Biovail and Allergan as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. The ongoing research term of our agreements with Allergan will end in March 2010 and, other than $1 million in licensing fees expected to be received under our agreement with Meiji Seika, additional payments from our agreements with Biovail, Allergan, and Meiji Seika are dependent on successful advancement of our applicable product candidates. There is no guarantee that revenues from our collaborations will continue at current or past levels. Given the current economic environment, it is possible that our existing collaborators may elect to reduce their external spending.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we recently had an unsuccessful Phase III trial with our product candidate, pimavanserin. We expect to start a new Phase III trial with pimavanserin for the treatment of PDP in the first half of 2010 and have announced plans with Biovail to pursue additional trials with pimavanserin for adjunctive therapy in schizophrenia and for ADP. An unfavorable outcome in one or more studies with pimavanserin would be a major set-back for the program, our collaboration with Biovail and for our company, generally. In particular, given the current conditions in the financial markets, an unfavorable outcome in one or more of these indications may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on our company and the value of our common stock. In addition, pursuant to an October 2009 amendment to our collaboration agreement with Biovail, if the new Phase III trial planned for pimavanserin in PDP does not meet its primary endpoint, then we would be obligated to reimburse Biovail 50% of the costs of such trial, which could be significant. We also have chronic pain and glaucoma clinical programs in collaboration with Allergan, which are in Phase II and Phase I development, respectively.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash and investment securities totaled approximately $54.9 million at September 30, 2009. We believe our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements through December 31, 2011. However, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

•	the extent to which we are obligated to reimburse our collaborators or our collaborators are obligated to reimburse us for clinical trial costs under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production;

•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our product candidates; and

•	the costs associated with litigation.

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

Our Committed Equity Financing Facility, or CEFF, may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge and may result in dilution to our stockholders.*

Pursuant to the CEFF, Kingsbridge committed to purchase up to the lesser of $60 million or up to approximately 7 million shares of our common stock over a three-year period. To date, we have sold approximately 785,000 shares of our common stock for proceeds of $1.2 million under the CEFF. Kingsbridge will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price of $1.50 for our common stock, the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF, and customary other conditions, such as accuracy of representations and warranties and compliance with applicable laws. Kingsbridge is permitted to terminate the CEFF under certain circumstances. If we are unable to access funds through the CEFF or Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms or at all.

In connection with the CEFF, we filed a registration statement with the SEC to register the resale of shares of our common stock that may be issued pursuant to the CEFF or upon exercise of the warrant we issued to Kingsbridge in connection with establishing the CEFF. This registration statement was declared effective by the SEC on September 23, 2008. We are entitled, in certain circumstances, to deliver a “blackout” notice to Kingsbridge to suspend the use of the prospectus, which is a part of such registration statement, and prohibit Kingsbridge from selling shares under that prospectus for a certain period of time. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement covering the resale of the shares of common stock to be issued in connection with the CEFF is not effective in circumstances not permitted by our registration rights agreement with Kingsbridge, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of a specified number of shares held by Kingsbridge immediately prior to the blackout period and the change in the market price of our common stock during the period in which the use of the resale registration statement is suspended. If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

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

If we do not realize the expected benefits from the restructuring that we announced in October 2009, our operating results and financial conditions would be negatively impacted.*

In October 2009, we implemented a restructuring designed to further streamline our operations, reduce our internal operating expenses, and extend our cash runway. If we are unable to realize the expected operational efficiencies from our restructuring, our operating results and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from this restructuring.

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

Our collaboration with Meiji Seika is initially focused on the advancement of precognitive drugs (“PCAPs”) as a treatment for schizophrenia and related disorders. While Meiji Seika has rights to the PCAPs in the Asian territory, we have the right to pursue them, alone or with a partner, in the rest of the world. Under our collaboration for pimavanserin, Biovail has licensed the rights to Canada and the United States for the treatment of PDP, ADP and other neurological and psychiatric conditions, which include schizophrenia. We have retained the rights to pimavanserin for the rest of the world. It is possible that the product candidates being developed under these programs could compete with each other. In addition, Biovail’s strategy is to pursue the commercialization of product candidates for central nervous system indications that are independent of our efforts to develop and commercialize pimavanserin.

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

If we are unable to attract, retain, and motivate key management and scientific staff, our drug development programs and our research and discovery efforts may be delayed and we may be unable to successfully develop or commercialize our product candidates.*

Our success depends on our ability to attract, retain, and motivate highly qualified management and scientific personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. In the future, we may need to hire additional personnel if we expand our research and development efforts from our current levels. We face competition for experienced scientists, clinical operations personnel, and other technical personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. If we are unable to attract and retain the necessary personnel, this will significantly impede the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion.

All of our U.S. employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management.

We do not know whether our drug discovery platform will lead to the discovery or development of commercially viable product candidates.*

Our drug discovery platform uses new and unproven methods to identify and develop product candidates. We have never successfully completed clinical development of any of our product candidates, and there are no drugs on the market that have been discovered using our drug discovery platform.

Our research and development focuses on small molecule drugs for the treatment of central nervous system disorders. Due to our limited resources, we may have to forego potential opportunities with respect to discovering product candidates to treat diseases or conditions in other therapeutic areas. If we are not able to use our technologies to discover and develop product candidates that can be commercialized, we may not achieve profitability. In the future, we may find it necessary to license the technology of others or acquire additional product candidates to augment the results of our internal discovery activities. If we are unable to identify new product candidates using our drug discovery platform, we may be unable to establish or maintain a clinical development pipeline or generate product revenues.

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

We will need to transition our organization in connection with our most recent restructuring, and we may encounter difficulties managing this transition, which could adversely affect our results of operations.*

We will need to effectively manage our operations and facilities in order to advance our drug development programs, including those covered by our collaborations with Biovail and Meiji Seika, achieve milestones under our collaboration agreements, facilitate additional collaborations, and pursue other development activities. Following our most recent restructuring, it is possible that our infrastructure may be inadequate to support our future efforts and growth. To manage our transition, we will be required to continue to improve our operational, financial and management controls, and reporting systems and procedures. In addition, we may have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop. We may not successfully manage the transition of our operations and, accordingly, may not achieve our research, development, and commercialization goals.

We face financial and administrative challenges in coordinating the operations of our European activities with our activities in California, which could have an adverse impact on our operations.*

Our principal executive offices are located in San Diego and we also have a subsidiary, ACADIA Pharmaceuticals AB, located in Malmö, Sweden that employed a small percentage of our total personnel as of September 30, 2009. The additional administrative expense required to coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

•

whether we generate revenues or reimbursements by achieving specified research, development or commercialization milestones under any agreements or otherwise receive potential payments under these agreements;

•	whether we are required to make payments due to achieving specified milestones under any licensing or similar agreements or otherwise make potential payments under these agreements;

•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period, including reimbursement obligations pursuant to our collaboration agreements;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes regarding these collaborations;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development and other internal research and development efforts;

•	the effect of competing technologies and products and market developments;

•	the costs and benefits associated with our restructuring;

•	the costs associated with litigation; and

•	general and industry-specific economic conditions.

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

Some of our academic institutional licensors, research collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired. Additionally, employees whose positions were eliminated in connection with restructurings may seek future employment with our competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. In addition, technology that we may license in may become important to some aspects of our business. We generally will not control the patent prosecution, maintenance or enforcement of in-licensed technology.

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

In particular, our Phase III program with pimavanserin for Parkinson’s disease psychosis encompasses a number of studies, including Phase III pivotal trials, open-label safety extension trials and a range of supporting studies, including carcinogenicity studies, a QTc study, and drug-drug interaction studies. Another unfavorable outcome in one or more of the studies in this program could be a major set-back for our collaboration with Biovail and for our company, generally. Given the recent turmoil in the financial markets, such an unfavorable outcome could have a material adverse effect on our company and the value of our common stock.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. Holders of a significant number of shares of our common stock, from investments made when we were a private company, have rights to cause us to file a registration statement on their behalf or include their shares in registration statements that we may file on our behalf or on behalf of other stockholders. Additionally, in connection with the CEFF, we filed a registration statement with the SEC to register the resale of up to a total of approximately 7.4 million shares of our common stock that may be issued pursuant to the CEFF or upon exercise of the warrant we issued in connection with establishing the CEFF. In addition, we have filed a registration statement to sell shares of our common stock on our own behalf, which registration statement was declared effective by the SEC on August 18, 2009, and may elect to sell shares pursuant to such registration from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements.

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

If the price of our common stock trades below $1.00 per share for a sustained period, our common stock may be delisted from the Nasdaq Global Market.*

The Nasdaq Global Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock. Our stock did trade below $1.00 per share earlier in 2009. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive trading days, we would fail to be in compliance with Nasdaq’s continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from the Nasdaq Global Market and we may not be able to maintain the continued listing of our common stock on the Nasdaq Global Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations.

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

ACADIA Pharmaceuticals Inc.

Date: November 9, 2009	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)