Form 10-K
period 2009-12-31
ACADIA PHARMACEUTICALS INC
filed 2010-03-09
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $73 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2009 of $2.19 per share.

As of March 1, 2010, 38,332,119 shares of registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2010 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

FORM 10-K

For the Year Ended December 31, 2009

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

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently are developing a portfolio consisting of four product candidates including our most advanced compound, pimavanserin, which we are developing for three separate neurological and psychiatric indications in collaboration with Biovail Laboratories International SRL (Biovail), a subsidiary of Biovail Corp. These indications are Parkinson’s disease psychosis, which is in Phase III development, adjunctive therapy in schizophrenia, for which Biovail is planning to initiate a Phase III trial in mid-2010, and Alzheimer’s disease psychosis, for which we are planning to initiate a Phase II feasibility study in the third quarter of 2010. In addition to our pimavanserin programs, we have a product candidate in Phase II development for chronic pain and a product candidate in Phase I development for glaucoma, both in collaboration with Allergan, Inc., and a program in IND-track development in collaboration with Meiji Seika Kaisha, Ltd. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

Our pipeline addresses diseases that are not well served by currently available therapies and represent large potential commercial opportunities. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. Our most advanced product candidates are as follows:

Pimavanserin. Pimavanserin is a small molecule product candidate that we discovered and, in collaboration with Biovail, are developing for three neurological and psychiatric indications, all of which are underserved by currently available antipsychotics. These indications are:

Parkinson’s disease psychosis. Parkinson’s disease psychosis is a debilitating psychiatric disorder that occurs in up to 40 percent of patients with Parkinson’s disease and is associated with increased caregiver burden, nursing home placement, and increased mortality. Currently, there are no therapies approved to treat Parkinson’s disease psychosis in the United States. We believe that pimavanserin has the potential to effectively treat Parkinson’s disease psychosis without impairing motor function, thereby significantly improving the quality of life for patients with Parkinson’s disease.

Adjunctive therapy for schizophrenia. Current drugs used to treat schizophrenia have substantial limitations, including severe side effects and inadequate efficacy. We believe that adjunctive therapy with pimavanserin together with a low dose of an antipsychotic drug such as risperidone may result in enhanced efficacy and fewer side effects relative to existing treatments, thereby providing an improved therapy for patients with schizophrenia and, potentially, related psychiatric disorders.

Alzheimer’s disease psychosis. Alzheimer’s disease psychosis is a serious psychiatric disorder that occurs in 25 to 50 percent of patients with Alzheimer’s disease. The diagnosis of Alzheimer’s disease psychosis is associated with more rapid cognitive and functional decline and institutionalization for Alzheimer’s patients. Currently, there are no therapies approved to treat Alzheimer’s disease psychosis in the United States. We believe that pimavanserin may be ideally suited to address the need for a treatment of Alzheimer’s disease psychosis that is safe, effective and well tolerated.

AGN-XX/YY. In collaboration with Allergan, we have discovered and are developing a new class of small molecule product candidates for the treatment of chronic pain. Chronic pain is a common form of persistent pain that may be related to a number of medical conditions and is often resistant to treatment. Allergan has conducted several Phase II studies in this program and has reported preliminary results from its Phase II program, including positive proof-of-concept in a human visceral pain trial and efficacy signals in two chronic pain trials in the areas of fibromyalgia and irritable bowel syndrome. Allergan has announced that it is currently seeking a partner for the further development of this program and for commercialization in areas predominantly served by general practitioners.

AC-262271. We have discovered and, in collaboration with Allergan, are developing a small molecule product candidate for the treatment of glaucoma. Glaucoma is a chronic eye disease and is the second leading cause of blindness in the world. AC-262271 has demonstrated a promising preclinical profile, including robust efficacy and a long duration of action. Allergan is currently conducting Phase I development with AC-262271.

AM-831. We have discovered and, in collaboration with Meiji Seika, are currently in IND-track development with AM-831, a small molecule product candidate for the treatment of schizophrenia and related disorders. Currently prescribed treatments do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. We believe that AM-831 provides the potential for a new class of pro-cognitive antipsychotic drugs.

In addition to our four most advanced product candidates, we have used our proprietary drug discovery platform to discover additional product candidates that we may elect to develop in the future in partnerships or independently. We have demonstrated that our platform can be used to rapidly discover new compounds that may serve as potential treatments for significant unmet medical needs. Currently, we have focused our resources on our most advanced product candidates, including pimavanserin.

We have assembled a management team with significant industry experience to lead the discovery and development of our product candidates. We complement our management team with a network of scientific and clinical advisors that includes recognized experts in the fields of Parkinson’s disease psychosis, schizophrenia, and other central nervous system disorders.

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

Our Strategy

Our goal is to become a leader in the discovery, development, and commercialization of novel small molecule drugs for the treatment of central nervous system disorders and other areas of unmet medical need. Key elements of our strategy are to:

•

Develop our lead product candidate, pimavanserin, for multiple neurological and psychiatric disorders. In collaboration with Biovail, we currently are pursuing the development of pimavanserin for three separate indications: Parkinson’s disease psychosis, adjunctive therapy for schizophrenia, and Alzheimer’s disease psychosis. Our broad development strategy is designed to explore the clinical potential of pimavanserin in these and other potential neurological and psychiatric disorders that are underserved by currently available antipsychotics and represent large unmet medical needs.

•

Maximize the commercial potential of pimavanserin together with strategic partners. We plan to commercialize pimavanserin for neurological and psychiatric indications in the United States and Canada through our collaboration with Biovail. While Biovail is responsible for commercialization, our agreement provides us with an option to co-promote pimavanserin in the United States. We may elect to exercise this option in the future and participate in the commercialization of pimavanserin in the United States by establishing a small specialty sales force that calls on a focused group of physicians. We have retained the rights to pimavanserin in the rest of the world and we plan to establish one or more strategic alliances in the future to commercialize this product candidate in markets outside of the United States and Canada.

•

Continue to develop our other product candidates for the treatment of central nervous system and related disorders. We plan to continue developing our other product candidates, including our collaborative clinical programs with Allergan and our IND-track development program with Meiji Seika. While our resources are currently focused on our four most advanced product candidates, we may choose to pursue additional product candidates in the future. These may be directed at central nervous system disorders and may be developed in partnerships or independently. We believe that a diversified pipeline will mitigate the risks inherent in drug development and increase the likelihood of commercial success.

•

Opportunistically in-license or acquire complementary product candidates. Although all of the product candidates currently in our pipeline emanate from discoveries made using our proprietary platform, in the future, we may elect to in-license or acquire clinical-stage product candidates or products to augment our pipeline and to leverage any sales force that we may establish in the future, including pursuant to the exercise of our option to co-promote pimavanserin in the United States.

Disease and Market Overview

Our product candidates address diseases that are not well served by currently available therapies and represent large potential commercial market opportunities. Background information on the diseases and related commercial markets that may be addressed by our product candidates is set forth below.

Parkinson’s Disease Psychosis

Parkinson’s disease is a chronic and progressive neurological disorder that results from the degeneration of neurons in a region of the brain that controls movement. This degeneration creates a shortage of an important brain signaling chemical, or neurotransmitter, known as dopamine, thereby rendering patients unable to initiate their movements in a normal manner. Parkinson’s disease is characterized by a number of symptoms including tremors, limb stiffness, slowness of movements, and difficulties with posture and balance. The severity of Parkinson’s disease symptoms tends to worsen over time.

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

The U.S. Food and Drug Administration, or FDA, has not approved any therapy for Parkinson’s disease psychosis. Physicians may attempt to address this disorder initially by decreasing the dose of the dopamine replacement drugs, which are administered to manage the motoric symptoms of Parkinson’s disease. However, this approach is generally not effective in alleviating psychotic symptoms in most patients and is often associated with a significant worsening of motor function in these patients. Despite substantial limitations, currently marketed antipsychotic drugs, including Seroquel, also may be used off-label to treat patients with Parkinson’s disease psychosis. Because antipsychotic drugs block dopamine receptors, and thereby may counteract the dopamine therapy used to manage the motoric symptoms of Parkinson’s disease, these drugs are generally not well tolerated by patients with Parkinson’s disease. Current antipsychotic drugs also are associated with a number of side effects, which can be problematic for elderly patients with Parkinson’s disease. In addition, antipsychotic drugs have a black box warning for use in elderly patients with dementia-related psychosis due to increased mortality and morbidity.

The only current antipsychotic drug that has demonstrated efficacy in reducing psychosis in patients with Parkinson’s disease without further impairing motor function is low-dose treatment with the generic drug clozapine. Studies suggest that this unique clinical utility of clozapine arises from its potent blocking of a key serotonin receptor, a protein that responds to the neurotransmitter serotonin, known as the 5-HT2A receptor. The use of low-dose clozapine has been approved in Europe, but not in the United States, for the treatment of psychotic disorders in Parkinson’s disease. However, patients being treated with clozapine require frequent blood monitoring because clozapine treatment is associated with the occurrence of a rare blood disorder. Currently, there is a large unmet medical need for new therapies that will effectively treat psychosis in patients with Parkinson’s disease without unwanted side effects, including impairment of motor function.

Schizophrenia

Schizophrenia is a chronic and debilitating mental illness characterized by disturbances in thinking, emotional reaction, and behavior. These disturbances may include positive symptoms, such as hallucinations and delusions, a range of negative symptoms, including loss of interest and emotional withdrawal, and cognitive disturbances. Schizophrenia is associated with persistent impairment of a patient’s social functioning and productivity. It is believed that cognitive disturbances prevent patients with schizophrenia from readjusting to society. As a result, patients with schizophrenia are normally required to be under medical care for their entire lives.

According to the National Institute of Mental Health, approximately one percent of the population develops schizophrenia during their lifetime and more than two million people in the United States suffer from this disease. Worldwide sales of antipsychotic drugs used to treat schizophrenia and other psychoses exceeded $18 billion in 2008. These drugs have been increasingly used by physicians to address a range of disorders in addition to schizophrenia, including bipolar disorder and a variety of psychoses in elderly patients. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects.

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

The limitations of currently available antipsychotics result in poor patient compliance. A study conducted by the National Institute of Mental Health, which was published in The New England Journal of Medicine in September 2006, found that 74 percent of patients taking typical or atypical antipsychotics discontinued treatment within 18 months because of side effects or lack of efficacy. We believe there is a large unmet medical need for new therapies that have an improved side effect and efficacy profile.

Alzheimer’s Disease Psychosis

Alzheimer’s disease is a progressive neurodegenerative disorder that slowly destroys memory and thinking skills, and eventually even the ability to carry out simple tasks. Its symptoms include cognitive dysfunction, memory abnormalities, progressive impairment in activities of daily living, and a host of behavioral and neuropsychiatric symptoms. Alzheimer’s disease primarily affects older people and, in most cases, symptoms first appear after age 60. Alzheimer’s disease gets worse over time and is fatal.

According to the Alzheimer’s Association, as many as 5.3 million people in the Unites States are living with Alzheimer’s disease. While the diagnostic criteria for Alzheimer’s disease mostly focus on the related cognitive deficits, it is often the behavioral and neuropsychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. These symptoms include agitation, aggressive behaviors, and psychosis. Studies have suggested that approximately 25 to 50 percent of Alzheimer’s disease patients may develop psychosis, commonly consisting of hallucinations and delusions. The disgnosis of Alzheimer’s disease psychosis is associated with more rapid cognitive and functional decline and institutionalization.

There is no proven safe and effective therapy for Alzheimer’s disease psychosis. As symptoms progress and become more severe, physicians often resort to off-label use of antipsychotic medications in these patients. Current antipsychotic drugs are associated with a number of side effects, which can be problematic for elderly patients with Alzheimer’s disease. In addition, antipsychotic drugs may exacerbate the cognitive disturbances associated with Alzheimer’s disease. Current antipsychotic drugs also have a black box warning for use in elderly patients with dementia-related psychosis due to increased mortality and morbidity. There is a large unmet medical need for a safe and effective therapy to treat the psychosis in patients with Alzheimer’s disease.

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

There are currently a variety of drugs used to treat patients with chronic pain, including anticonvulsants, selective serotonin and norepinephrine reuptake inhibitors, or SNRIs, tricyclic antidepressants, opioid painkillers, and non-steroidal anti-inflammatory agents. Currently, the leading drugs include Lyrica, an anticonvulsant approved for postherpetic neuralgia, diabetic neuropathic pain and fibromyalgia, and Cymbalta, an SNRI indicated for treatment of diabetic peripheral neuropathic pain, fibromyalgia, and major depressive disorder. Lyrica and Cymbalta had worldwide sales of $2.8 billion and $3.1 billion, respectively, in 2009. Lyrica is the successor to Neurontin, which was the first product to be approved by the FDA for the treatment of neuropathic pain and is now generic.

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

Currently there are a variety of options available to treat glaucoma, including eye medications, laser procedures and surgery. These treatment options are intended to decrease intraocular pressure and, thereby, protect the optic nerve. Physicians often treat glaucoma with multiple classes of drugs to optimize therapy and minimize side effects. Drugs used to treat glaucoma include prostaglandin analogs such as Xalatan and Lumigan, beta blockers such as timolol, and alpha agonists such as Alphagan, as well as combined medications. Xalatan is the market leader for glaucoma treatment with worldwide sales of $1.7 billion in 2009. While Xalatan is an effective anti-glaucoma agent, it frequently causes increased pigmentation of the iris that may lead to a change in iris color, and may cause other side effects, including blurred vision and burning and stinging sensations in the eye. We believe there is a need for new and more effective drugs that can treat glaucoma with fewer side effects and help patients reduce the risk of losing their vision.

Our Product Candidates

We currently are focused on developing a portfolio of four product candidates, including three product candidates in clinical development and one product candidate in IND-track development, through which we seek to complete required development studies in preparation for potential future clinical trials. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our most advanced product candidates:

Product Candidate	Indication	Stage of Development	Commercialization Rights

Pimavanserin	Parkinson’s disease psychosis	Phase III	Biovail—North America (1) ACADIA—Rest of World

	Schizophrenia	Phase III	Biovail—North America (1) ACADIA—Rest of World

	Alzheimer’s disease psychosis	Phase II	Biovail—North America (1) ACADIA—Rest of World

AGN-XX/YY	Chronic Pain	Phase II	Allergan

AC-262271	Glaucoma	Phase I	Allergan

AM-831	Schizophrenia	IND-track	Meiji Seika—Asia ACADIA—Rest of World

(1)	ACADIA has an option to co-promote pimavanserin in the United States.

Pimavanserin

Overview

Pimavanserin is a small molecule product candidate that we discovered and, in collaboration with Biovail, are developing for neurological and psychiatric indications in the United States and Canada. We have retained the rights to pimavanserin in the rest of the world. Pimavanserin is a new chemical entity that can be taken orally as a tablet once-a-day. Pimavanserin selectively blocks the activity of the 5-HT2A receptor, a drug target that plays an important role in the treatment of various neuropsychiatric disorders.

Currently, we and Biovail are pursuing the development of pimavanserin for three separate indications. These indications are Parkinson’s disease psychosis, which is in Phase III development, adjunctive therapy for schizophrenia, for which Biovail is planning to initiate a Phase III trial, and Alzheimer’s disease psychosis, for which we are planning to initiate a Phase II feasibility study. We believe that pimavanserin has the potential to effectively treat these and other central nervous system indications that are underserved by currently marketed antipsychotics.

Pimavanserin as a Treatment for Parkinson’s Disease Psychosis

We are in Phase III development with pimavanserin as a treatment for Parkinson’s disease psychosis. We believe that pimavanserin has the potential to effectively treat the psychosis in patients with Parkinson’s disease without impairing motor function, thereby significantly improving the quality of life for these patients. As a result, we believe that pimavanserin will offer significant advantages relative to current antipsychotics used off-label for the treatment of Parkinson’s disease psychosis.

In September 2009, we announced top-line results from our first Phase III trial with pimavanserin in patients with Parkinson’s disease psychosis, referred to as the -012 Study. A total of 298 patients were enrolled in this multi-center, double-blind, placebo-controlled trial designed to evaluate the efficacy and safety of pimavanserin in patients with Parkinson’s disease psychosis. Patients were randomized to one of three study arms, consisting of two different doses of pimavanserin (10 mg or 40 mg) and placebo. Patients received oral doses of either pimavanserin or placebo once daily for six weeks, and remained on stable doses of their existing anti-Parkinson’s therapy throughout the study. The -012 Study did not meet its primary endpoint of antipsychotic efficacy as measured using the Scale for the Assessment of Positive Symptoms, or SAPS. Pimavanserin met the key secondary endpoint of motoric tolerability as measured using the Unified Parkinson’s Disease Rating Scale, or UPDRS. Pimavanserin was safe and well tolerated in the study, with the frequency of adverse events generally similar in the pimavanserin and placebo arms.

While the -012 Study was adversely impacted by a larger than expected placebo response and did not meet its primary endpoint, signals of antipsychotic efficacy were consistently observed in the pimavanserin 40 mg study arm. These signals were most prominent in the United States portion of the study, which comprised nearly one-half of the patients in the study, and for which a group of independent, centralized raters were used to conduct the SAPS measurements. The signals of antipsychotic efficacy observed in the pimavanserin 40 mg arm also were supported by additional exploratory measures, including favorable outcomes in assessments of nighttime sleep and caregiver burden. Following our analyses of the -012 Study, we and Biovail decided to use the findings from the -012 Study together with those from a second Phase III Parkinson’s disease psychosis trial, referred to as the -014 Study, when available, to arrive at an enhanced study design for use in a new Phase III trial. Because the -014 Study was testing 10 mg and 20 mg doses of pimavanserin, which were lower than the 40 mg dose for which we observed signals of antipsychotic efficacy in the -012 Study, we decided to conclude enrollment of the -014 Study early at a level of about 120 patients. We are continuing to prepare for the new Phase III Parkinson’s disease psychosis trial, which we plan to conduct in North America. This Phase III trial will test a 40 mg dose of pimavanserin versus placebo, and will incorporate other changes related to the frequency and application of ratings and other study design elements. We expect to start this Phase III study around mid-2010. Meanwhile, we are continuing to conduct an open-label safety extension study consisting of patients who have completed either the -012 Study or the -014 Study and, in the opinion of their physician, may benefit from continued treatment with pimavanserin. Overall patient exposures in this safety extension study are equivalent to about 200 patient years and the longest individual exposure now exceeds two years in this study.

In 2006, we announced top-line results from a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate the efficacy, safety, and tolerability of pimavanserin in 60 patients with Parkinson’s disease psychosis. The trial met the primary endpoint, which was to demonstrate that administration of pimavanserin did not result in deterioration of the motoric function of these patients as measured by the UPDRS. Pimavanserin also showed antipsychotic effects in secondary endpoints using two different rating scales, including SAPS. Pimavanserin was safe and well tolerated in the study. In connection with this Phase II trial, we are continuing to conduct an open-label extension study, pursuant to which 24 patients with Parkinson’s disease psychosis were treated with pimavanserin for at least one year, 12 of whom were treated for at least two years, and one of whom has now been treated for over five years.

Pimavanserin as an Adjunctive Therapy for Schizophrenia

Our collaborative partner, Biovail, has initiated a Phase III development program with pimavanserin as an adjunctive therapy for schizophrenia. By adding pimavanserin to a low dose of an antipsychotic drug such as risperidone, a commonly prescribed atypical antipsychotic drug, we believe that the optimal relationship between 5-HT2A blockade and partial dopamine receptor blockade can be achieved. Therefore, we believe that adjunctive therapy with pimavanserin may result in enhanced efficacy and fewer side effects relative to existing treatments, thereby providing an improved therapy for patients with schizophrenia and, potentially, related psychiatric disorders.

Biovail has announced that its currently plans to initiate a Phase III trial with pimavanserin as an adjunctive therapy for schizophrenia in mid-2010 after discussing development plans for this program with the FDA. This Phase III trial is designed to build on the results from our Phase II schizophrenia trial, which we reported in 2007. The Phase II trial was a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate pimavanserin as an adjunctive therapy in patients with schizophrenia. The trial results showed several advantages of adjunctive therapy with pimavanserin and a 2mg, or low, dose of risperidone in patients with schizophrenia. First, a 20 mg dose of pimavanserin given adjunctively with the 2 mg dose of risperidone produced enhanced efficacy, comparable to that of a 6 mg, or standard, dose of risperidone. Second, the onset of antipsychotic action was accelerated after adjunctive therapy with pimavanserin as compared to either the low dose or the standard dose of risperidone alone. Third, adjunctive therapy with pimavanserin together with a low dose of risperidone demonstrated an improved side effect profile, including significantly less weight gain, compared to the standard dose of risperidone.

Pimavanserin as a Treatment for Alzheimer’s Disease Psychosis

We currently are in Phase II development with pimavanserin as a treatment for Alzheimer’s disease psychosis. We plan to initiate a Phase II feasibility study in this indication in the third quarter of 2010. Patients with Alzheimer’s disease psychosis and Parkinson’s disease psychosis share many common characteristics. They are typically elderly and frail, and often exhibit similar psychiatric symptoms associated with their underlying neurodegenerative disease. In preclinical models of Alzheimer’s disease psychosis, we have shown that pimavanserin attenuates psychotic symptoms in those models. In addition, pimavanserin has been shown to positively interact with muscarinic agonists and cholinesterase inhibitors to enhance their pro-cognitive and antipsychotic actions in preclinical models. Because of its mechanism of action and the favorable safety profile observed to date in studies conducted in elderly patients with Parkinson’s disease psychosis, we believe that pimavanserin also may be ideally suited to address the need for a new treatment for Alzheimer’s disease psychosis that is safe, effective and well tolerated.

AGN-XX/YY

In collaboration with Allergan, we have discovered and are developing a new class of small molecule product candidates for the treatment of chronic pain. Our novel alpha adrenergic agonists provide pain relief in a range of preclinical models, without the side effects of current pain therapies, including sedation and cardiovascular and respiratory effects.

Allergan has conducted several Phase II trials in this program and has reported preliminary results from its Phase II program, including positive proof-of-concept in a visceral pain trial in patients that had hypersensitivity of the esophagus, and efficacy signals in two chronic pain trials in the areas of fibromyalgia and irritable bowel syndrome. Allergan has announced that it is currently seeking a partner for the further development of this program and for commercialization in areas predominantly served by general practitioners.

AC-262271

We have discovered and, in collaboration with Allergan, are developing AC-262271, a small molecule product candidate for the treatment of glaucoma. Using our proprietary drug discovery platform, we identified a subtype of the muscarinic receptors that controls intraocular pressure and discovered lead compounds that selectively activate this target. In preclinical models, AC-262271 has demonstrated a promising preclinical profile, including robust efficacy and a long duration of action. Allergan is currently conducting Phase I development with AC-262271.

AM-831

We have discovered and, in collaboration with Meiji Seika, are developing AM-831, a small molecule product candidate for the treatment of schizophrenia and related disorders. AM-831 was selected from a series of lead compounds that provide the potential for a new class of pro-cognitive antipsychotic drugs. These compounds combine muscarinic m1 agonism with actions on both dopamine and serotonin receptors. AM-831 has demonstrated robust effects in animal models of psychosis and pro-cognitive effects in animal models of cognition. We are in IND-track development with AM-831, where we are seeking to complete required development studies in preparation for future clinical trials. We intend to co-develop AM-831 in collaboration with Meiji Seika through completion of proof-of-concept clinical studies, at which point Meiji Seika will be solely responsible for continued development and commercialization in Asia and we plan to seek a strategic partner to pursue development and commercialization in the rest of the world.

Other Product Candidates

In addition to our four most advanced product candidates currently in development, we have used our proprietary drug discovery platform to discover additional product candidates. This includes our ER-beta program where we have discovered compounds that may possess anti-inflammatory and neuroprotective properties and may have the ability to slow down the progression of Parkinson’s disease. Our current research studies of these ER-beta compounds are supported by a grant from the Michael J. Fox Foundation. Currently, our resources are focused on our most advanced product candidates, including pimavanserin, and we are not devoting significant resources to earlier-stage programs that are not directly funded. However, we may elect to pursue the development of additional product candidates in the future in partnerships or independently.

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

Our Drug Discovery Approach

Our drug discovery approach is designed to introduce chemistry at an early stage in the drug discovery process and enable selection of the most attractive, drug-like chemistries for desired targets that we validate with past clinical experience. A key to our discovery approach has been our set of proprietary functional test systems, or assays, that we developed for a large number of targets predominantly in the G-protein coupled receptor and nuclear receptor gene families. We believe that these gene families represent the most relevant and feasible targets for small molecule drug discovery focused on central nervous system indications. We have used our proprietary assays in conjunction with our proprietary receptor selection and amplification technology, a cell-

based assay system which we refer to as R-SAT, to validate drug targets, and to discover novel small molecules that are specific for these targets.

Collaboration Agreements

We have established collaboration agreements with Biovail and Meiji Seika, three separate collaboration agreements with Allergan and a technology license agreement with Aventis to leverage our drug discovery platform and related assets, and to advance development of and commercialize selected product candidates. Our collaborations have typically included upfront payments at initiation of the collaboration, research support during the research term, if applicable, milestone payments upon successful completion of specified development objectives, and royalties based upon sales, if any, of drugs developed under the collaboration. Our current agreements are as follows:

Biovail

In May 2009, we entered into a collaboration agreement with Biovail to co-develop and commercialize pimavanserin for neurological and psychiatric indications in the United States and Canada. We have retained the rights to pimavanserin in the rest of the world. Under the agreement, we received an upfront cash payment of $30 million. We are eligible to receive additional payments, excluding royalties, of up to an aggregate of $365 million, including up to $160 million in potential milestone payments associated with the successful completion of clinical trials, regulatory submissions and approvals of pimavanserin for Parkinson’s disease psychosis and Alzheimer’s disease psychosis, subject to certain offsets for up to 50 percent of the costs of successful Parkinson’s disease psychosis trials, up to $45 million in potential milestones should the parties successfully pursue a third indication, currently designated as schizophrenia, and up to $160 million in potential milestones if certain sales thresholds are met. We are also eligible to receive a 15 percent royalty on annual net sales of pimavanserin up to $100 million and a 20 percent royalty on annual net sales over $100 million. In addition to product royalties, we have the option to co-promote pimavanserin in the United States. Biovail is responsible for all future costs associated with the development, manufacturing, and commercialization of pimavanserin in all indications with the exception of specified Parkinson’s disease psychosis study costs and of a planned Alzheimer’s disease psychosis feasibility study, which will be funded by us. Our agreement with Biovail is subject to early termination upon specified events.

Allergan

In March 2003, we entered into a collaboration agreement with Allergan to discover, develop, and commercialize new therapeutics for ophthalmic and other indications. The agreement originally provided for a three-year research term, which has been extended by the parties through March 2010. As of December 31, 2009, we had received an aggregate of $16.4 million under the agreement, consisting of an upfront payment, and research funding and related fees. During the extended research term, Allergan is entitled to exclusively license specified chemistry and related assets for development and commercialization. If we grant Allergan such an exclusive license, we would be eligible to receive license fees and milestone payments upon the successful achievement of agreed upon clinical and regulatory objectives as well as royalties on future product sales, if any, worldwide. Assuming the license and successful development of a product in the area of eye care, we could receive up to approximately $13.5 million in aggregate license fees and milestone payments per product under the agreement, as well as royalties on future product sales worldwide, if any.

In July 1999, we entered into a collaboration agreement with Allergan to discover, develop and commercialize selective muscarinic drugs for the treatment of glaucoma based on our compounds. Under this agreement, we provided our chemistry and discovery expertise to enable Allergan to select a compound for development. We granted Allergan exclusive worldwide rights to commercialize products based on this compound for the treatment of ocular disease, which program is currently in Phase I development. As of December 31, 2009, we had received an aggregate of $9.4 million in payments under the agreement, consisting of upfront fees, research funding and milestone payments. We are eligible to receive additional milestone payments of up to $15 million in the aggregate as well as royalties on future product sales worldwide, if any. Allergan may terminate this agreement upon 90 days’ notice. However, if terminated, Allergan’s rights to the selected compound would revert to us.

In September 1997, we entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for pain, which program is currently in Phase II development, and ophthalmic indications. This agreement was amended in conjunction with the execution and subsequent amendments of the March 2003 collaboration agreement, and provides for the continued development of product candidates for one target area. We are restricted from conducting competing research in that target area. Pursuant to the agreement, we granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. We had received an aggregate of $10.5 million in research funding and milestone payments through December 31, 2009 under this agreement. We are eligible to receive additional milestone payments of up to $10.0 million in the aggregate as well as royalties on future product sales worldwide, if any. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in us.

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

Meiji Seika Kaisha

In March 2009, we entered into a collaboration agreement with Meiji Seika to develop and commercialize a novel class of pro-cognitive drugs to treat patients with schizophrenia and related disorders in Japan and several other Asian countries. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestone payments, as well as royalties on product sales, if any, in the Asian territory. Meiji Seika also is responsible for the first $15 million of development expense and we and Meiji Seika will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. Meiji Seika is responsible for all costs associated with the development, manufacturing and commercialization of the product candidate in the Asian territory, and is eligible to share a portion of any product-related revenues received by us in the rest of the world. As of December 31, 2009, we had received an aggregate of $2.1 million in payments under the agreement, including $2 million in license fees. Our agreement with Meiji Seika is subject to early termination upon specified events.

Aventis

In July 2002, we entered into an agreement with Aventis under which we have licensed a portion of our technology for their use in a specified area that we are not pursuing presently.

Intellectual Property

We currently hold 36 issued U.S. patents and 184 issued foreign patents. All of these patents originated from us. In addition, we have 27 provisional and utility U.S. patent applications and 174 foreign patent applications.

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

Pimavanserin

Four U.S. patents have been issued to us that provide coverage for pimavanserin, comprising two that cover the compound generically and two that cover it specifically, including one that covers the use of pimavanserin for Parkinson’s disease psychosis. The generic coverage expires in 2021. The pimavanserin specific patent and the Parkinson’s disease psychosis treatment patent provide protection until at least 2026 and 2025, in each case, subject to possible extension pursuant to patent term adjustment requests. We have 32 issued foreign patents that generically cover pimavanserin, including patents in 26 European countries, Hong Kong, Mexico, New Zealand, Russia, Singapore and South Africa, which provide patent protection through 2024. We continue to prosecute patent applications directed to pimavanserin and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide.

AGN-XX/YY

We have not been issued, and are not pursuing, patents covering the compounds being pursued by Allergan under this collaboration as the compounds were discovered by Allergan.

AC-262271

We have two U.S. patents that have been issued to us providing coverage for the compounds covered by our collaboration with Allergan for the treatment of glaucoma. These U.S. patents will expire in 2023. We have 36 issued foreign patents and 16 pending foreign applications that cover these compounds. The issued foreign patents for this program will expire in 2022.

AM-831

Two U.S. patents have been issued to us that provide coverage for the compounds covered by our collaboration with Meiji Seika. These patents expire in 2024 and 2026. We have 34 issued foreign patents that cover these compounds, which provide protection through 2024.

Other Product Candidates

We have 16 issued U.S. patents and 27 issued foreign patents with claims for other product candidates that are at earlier stages of development.

Our Drug Discovery Platform

Our core R-SAT technology is protected by eight issued U.S. patents and 17 foreign patents. Our U.S. patents for R-SAT will expire over the range of 2013 to 2025. The foreign patents covering R-SAT will expire over the range of 2014 to 2024.

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

Even if we and our collaborators are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in the areas of Parkinson’s disease psychosis, schizophrenia, chronic pain, and glaucoma. For example, our potential product for the treatment of Parkinson’s disease psychosis will compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and clozapine, a generic drug.

Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Our potential product for Alzheimer’s disease psychosis would compete with off-label use of antipsychotic drugs.

Our potential products for the treatment of chronic pain would compete with Neurontin and Lyrica, each marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as with a variety of generic or proprietary opioids. Currently, the leading drugs approved for chronic pain indications include Lyrica, the successor to Neurontin, and Cymbalta. Lyrica had worldwide sales of $2.8 billion in 2009. Cymbalta, indicated for treatment of diabetic peripheral neuropathic pain as well as treatment of major depressive disorder, had worldwide sales of $3.1 billion in 2009.

Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan. Xalatan is the leading drug for glaucoma treatment and had worldwide sales in excess of $1.7 billion in 2009.

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

Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health & Human Services, including, for example, the Office of Inspector General, and state and local governments. For example, if a drug product is reimbursed by Medicare, Medicaid or other federal or state health care programs, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, and similar state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Additionally, future healthcare reform measures, including those currently under consideration by the federal government, could impose further controls over prescription drugs, including pricing restrictions. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Employees

At December 31, 2009, we had 27 employees, of whom 13 hold Ph.D. or other advanced degrees. Of our total workforce, 16 are engaged in research and development activities and 11 are engaged in executive, finance, and administration. A small portion of our employees are located in Sweden. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Research and Development Expenses

Our research and development expenses were $41.6 million in 2009, $56.8 million in 2008, and $57.9 million in 2007.

Long-Lived Assets

Information regarding long-lived assets by geographic area is as follows:

	As of December 31,
	2009	2008	2007
	(in thousands)
United States	$738	$1,537	$2090
Europe	324	566	958

Total	$1,062	$2,103	$3,048

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

We have experienced significant net losses since our inception. As of December 31, 2009, we had an accumulated deficit of approximately $339.2 million. We expect our annual net losses to continue over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the year ended December 31, 2009 were from our collaborations with Biovail and Allergan as well as our agreements with Meiji Seika and other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. The ongoing research term of our agreements with Allergan will end in March 2010 and, other than $1 million in licensing fees expected to be received under our agreement with Meiji Seika, additional payments (other than reimbursements) from our agreements with Biovail, Allergan, and Meiji Seika are dependent on successful advancement of our applicable product candidates. There is no guarantee that revenues from our collaborations will continue at current or past levels. Given the current economic environment, it is possible that our existing collaborators may elect to reduce their external spending.

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

For example, Allergan has announced that it is seeking a partner for further development and commercialization of drug candidates in our chronic pain program. If Allergan is unable to successfully partner this program, it may elect to not pursue further development. In addition, any partner that Allergan does identify may devote substantially less resources than Allergan has devoted to our chronic pain program to date.

Each of Biovail, Meiji Seika and Allergan can terminate our existing collaborations under specific circumstances, including in some cases the right to terminate without cause upon prior notice. We may not be able to renew our existing collaborations on acceptable terms, if at all. We also face competition in our search for new collaborators. Given the current economic environment, it is possible that competition for new collaborators may increase. If we are unable to renew any existing collaboration of find new collaborations, we may not be able to continue advancing our partnered programs by ourself.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we recently had an unsuccessful Phase III trial with our product candidate, pimavanserin. We expect to start a new Phase III trial with pimavanserin for the treatment of Parkinson’s disease psychosis around mid-2010 and have announced plans with Biovail to pursue a trial with pimavanserin for adjunctive therapy in schizophrenia commencing in mid-2010 and a trial for Alzheimer’s disease psychosis commencing in the third quarter of 2010. An unfavorable outcome in one or more studies with pimavanserin would be a major set-back for the program, our collaboration with Biovail and for our company, generally. In particular, given the current conditions in the financial markets, an unfavorable outcome in one or more of these indications may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on our company and the value of our common stock. In addition, if the new Phase III trial planned for pimavanserin in Parkinson’s disease psychosis does not meet its primary endpoint, then we would be obligated to reimburse Biovail 50 percent of the costs of such trial, which could be significant. In addition to our pimavanserin programs, we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which are in Phase II and Phase I development, respectively.

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

We have consumed substantial amounts of capital since our inception. Our cash and investment securities totaled approximately $47.1 million at December 31, 2009. We believe our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements through December 31, 2011. However, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. Turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies, including us, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit our access to additional financing over the near-term future. This could have a material adverse effect on our ability to access sufficient funding, including pursuant to our Committed Equity Financing Facility, or CEFF, or from other sources. Specifically, we will not be able to raise money under the CEFF if the average price of our common stock is below the minimum share price of $1.50. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, if obtained, may significantly dilute existing stockholders, including any funds that may be raised under the CEFF.

Our Committed Equity Financing Facility may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge Capital Limited and may result in dilution to our stockholders.

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

If we do not realize the expected benefits from the restructuring that we announced in October 2009, our operating results and financial conditions would be negatively impacted.

In October 2009, we implemented a restructuring designed to streamline our operations, reduce our internal operating expenses, and extend our cash runway. If we are unable to realize the expected operational efficiencies from our restructuring, our operating results and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from this restructuring.

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

Our collaboration with Meiji Seika is initially focused on the advancement of precognitive drugs, or PCAPs, as a treatment for schizophrenia and related disorders. While Meiji Seika has rights to the PCAPs in the Asian territory, we have the right to pursue them, alone or with a partner, in the rest of the world. Under our collaboration for pimavanserin, Biovail has licensed the rights to Canada and the United States for the treatment of Parkinson’s disease psychosis, Alzheimer’s disease psychosis and other neurological and psychiatric conditions, which include schizophrenia. We have retained the rights to pimavanserin for the rest of the world. It is possible that the product candidates being developed under these programs could compete with each other. In addition, Biovail’s strategy is to pursue the commercialization of product candidates for central nervous system indications that are independent of our efforts to develop and commercialize pimavanserin.

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

Our principal executive offices are located in San Diego and we also have a subsidiary, ACADIA Pharmaceuticals AB, located in Malmö, Sweden that employed a small percentage of our total personnel as of December 31, 2009. The additional administrative expense required to coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

For example, our potential product for Parkinson’s disease psychosis would compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and with the generic drug clozapine. Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Fanapt to be marketed by Novartis Pharmaceuticals, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Our potential product for Alzheimer’s disease psychosis would compete with off-label use of antipsychotic drugs. In the area of chronic pain, potential products would compete with Neurontin and Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

In particular, our development programs with pimavanserin encompass a number of studies, including Phase III trials, open-label safety extension trials and a range of supporting studies, including carcinogenicity studies, and drug-drug interaction studies. Another unfavorable outcome in one or more of the studies in the development of pimavanserin could be a major set-back for our collaboration with Biovail and for our company, generally. Such an unfavorable outcome could have a material adverse effect on our company and the value of our common stock.

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

The Nasdaq Global Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock. Our stock did trade below $1.00 per share in 2009. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive trading days, we would fail to be in compliance with Nasdaq’s continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from the Nasdaq Global Market and we may not be able to maintain the continued listing of our common stock on the Nasdaq Global Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations.

Item 1B. Unresolved Staff Comments.

This item is not applicable.

Item 2. Properties.

Our primary facilities consist of approximately 29,000 square feet of leased research and office space located in San Diego, California, following an amendment in January 2010 to exit 24,000 square feet of rental space. The 29,000 square feet is leased through the end of 2012, with options to extend and a right to early terminate the lease. We also lease another facility in San Diego that covers approximately 8,000 square feet of laboratory, office, and other space. That lease runs through November 2010, with an option to extend. We have leased approximately 30,000 square feet of chemistry research and development space in a single facility in Malmö, Sweden. Our Swedish lease commenced in June 2005 and has a ten-year term with a five-year renewal provision. We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings.

This item is not applicable.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “ACAD”. The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ Global Market for the periods indicated.

2008	High	Low
First Quarter	$13.46	$7.63
Second Quarter	$9.86	$3.55
Third Quarter	$3.99	$2.30
Fourth Quarter	$2.89	$0.72

2009
First Quarter	$1.26	$0.75
Second Quarter	$2.97	$0.88
Third Quarter	$6.60	$1.66
Fourth Quarter	$2.08	$1.16

As of March 1, 2010, there were approximately 54 stockholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Item 6. Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheet at December 31, 2009 and 2008 and the related consolidated statements of operations for the three years ended December 31, 2009 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Collaborative revenues	$6,399	$1,590	$7,555	$8,133	$10,956

Operating expenses:
Research and development	41,585	56,750	57,942	49,398	30,336
General and administrative	10,282	11,818	12,267	11,349	10,205
Provision for loss from (settlement of) litigation	—	—	—	(3,560)	6,221

Total operating expenses	51,867	68,568	70,209	57,187	46,762

Loss from operations	(45,468)	(66,978)	(62,654)	(49,054)	(35,806)
Interest income	409	2,915	6,532	4,153	1,851
Interest expense	(86)	(181)	(268)	(198)	(180)

Loss before change in accounting principle	(45,145)	(64,244)	(56,390)	(45,099)	(34,135)
Cumulative effect of change in accounting principle	—	—	—	51	—

Net loss	$(45,145)	$(64,244)	$(56,390)	$(45,048)	$(34,135)

Net loss per common share, basic and diluted	$(1.20)	$(1.73)	$(1.60)	$(1.61)	$(1.55)

Weighted average shares used in computing net loss per common share, basic and diluted	37,476	37,113	35,211	27,923	22,014

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$47,060	$60,083	$126,858	$83,255	$55,521
Working capital	33,766	51,331	111,966	65,249	38,424
Total assets	49,680	64,677	134,584	89,544	62,506
Long-term debt, less current portion	98	430	1,156	1,379	892
Total stockholders’ equity	12,114	52,992	113,934	67,159	39,371

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently are developing a portfolio consisting of our four most advanced product candidates including pimavanserin, which we are developing for three separate neurological and psychiatric indications in collaboration with Biovail. These indications are Parkinson’s disease psychosis, which is in Phase III development, adjunctive therapy for schizophrenia, for which Biovail is planning to initiate a Phase III trial in mid-2010, and Alzheimer’s disease psychosis, for which we are planning to initiate a Phase II feasibility study in the third quarter of 2010. In addition to our pimavanserin programs, we have a product candidate in Phase II development for chronic pain and a product candidate in Phase I development for glaucoma, both in collaboration with Allergan, and a program in IND-track development in collaboration with Meiji Seika. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. In October 2009, we implemented a restructuring designed to streamline our operations, reduce our operating expenses and extend our cash runway. In connection with this restructuring, we reduced our total workforce by about half. As of December 31, 2009, we had an accumulated deficit of $339.2 million. Although we have reduced our internal operating expenses significantly in connection with the restructuring, we expect our operating losses to continue for at least the next several years as we pursue clinical development of our product candidates.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of December 31, 2009, we had received an aggregate of $93.9 million in payments under these agreements, including upfront payments, research funding, and milestone payments. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Biovail, Allergan, and Meiji Seika and potential additional collaborations.

In May 2009, we entered into a collaboration agreement with Biovail, pursuant to which we received a $30 million upfront payment. Under the terms of the agreement, we are eligible to receive additional payments of up to an aggregate of $365 million upon successfully achieving development, regulatory and sales milestones, subject to certain offsets for up to 50 percent of the costs of successful Parkinson’s disease psychosis trials. We also are entitled to receive royalties on annual net sales of pimavanserin, if any, in the United States and Canada. Our agreement with Biovail is subject to early termination upon specified events.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $16.4 million in payments as of

December 31, 2009, consisting of an upfront payment, research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2010. We have had a reduced level of research activities and related research funding under this collaboration during the extension. In our two other collaboration agreements with Allergan, the parties are pursuing the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika, pursuant to which we received an aggregate of $2 million in license fees in April 2009. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestones, as well as royalties on product sales, if any, in the Asian territory. Meiji Seika also is responsible for the first $15 million of development expenses and we will share the remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. Our agreement with Meiji Seika is subject to early termination upon specified events.

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

Prior to our collaboration with Biovail, which we established in May 2009, we were responsible for all costs incurred in the development of pimavanserin as well as the costs associated with our other internal programs. Pursuant to the collaboration agreement, Biovail is responsible for all future costs associated with the development of pimavanserin in all indications with the exception of specified Parkinson’s disease psychosis study costs and costs of a planned Alzheimer’s disease psychosis feasibility study, which will be funded by us. The Parkinson’s disease psychosis studies funded by us include our -014 Study and open-label safety extension studies. From time to time, we have coordinated and we expect to continue to coordinate certain other external development services pursuant to the collaboration, which Biovail is responsible for funding, including the new Phase III Parkinson’s disease psychosis study expected to start around mid-2010. Accordingly, we incur the related development costs for these external services and receive reimbursement of these costs by Biovail.

Pursuant to our collaboration with Meiji Seika, which we established in March 2009, Meiji Seika is responsible for the first $15 million of development expenses for the product candidate, AM-831, and we and Meiji Seika will share remaining expenses through clinical proof-of-concept, subject to possible adjustment. We expect to coordinate a significant portion of the planned external development services and, accordingly, we will incur the related development costs for these external services and receive reimbursement of Meiji Seika’s portion of these costs pursuant to the agreement. Meiji Seika is responsible for all costs associated with the development of AM-831 in the Asian territory. We are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials, in our clinical programs for chronic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. Our internal research and development expenses decreased significantly during 2009 compared to 2008 primarily due to restructurings and related workforce reductions implemented in August 2008 and in October 2009. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Costs of external service providers:
Pimavanserin	$27,079	$27,189	$10,932
ACP-104 (1)	15	2,658	16,480
AM-831 and other	807	2,251	1,604

Subtotal	27,901	32,098	29,016
Internal costs	12,810	23,327	26,205
Stock-based compensation	874	1,325	2,721

Total research and development	$41,585	$56,750	$57,942

(1)	ACP-104 was a product candidate that we were previously developing.

At this time, due to the risks inherent in the clinical trial process and given the stage of development of our programs, we are unable to estimate with any certainty the costs we will incur for the continued development of our product candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While our current focus is primarily on advancing the clinical development of pimavanserin, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. We cannot forecast with any degree of certainty when and to what extent we will receive cash inflows, if any, from the development or commercialization of pimavanserin pursuant to our agreement with Biovail or the extent to which the parties will have to reimburse each other for certain clinical trial costs pursuant to the agreement. We also cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Upfront, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenues over the expected period of performance. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations, and the fair value of any undelivered items can be determined. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Payments for reimbursement of external development costs are generally recognized as revenues using a contingency-adjusted performance model over the expected period of performance based on the nature of the related agreement.

We assess milestone payments on an individual basis and recognize revenues from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, we typically recognize revenue using a contingency-adjusted performance model over the period of performance.

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option or purchase rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of December 31, 2009, total unrecognized compensation cost related to stock options and purchase rights was approximately $1.9 million, and the weighted average period over which this cost is expected to be recognized is 2.0 years.

Stock-based awards issued to non-employees other than directors are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each non-employee award is estimated using the Black-Scholes model.

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

Comparison of the Years Ended December 31, 2009 and 2008

Revenues

Revenues totaled $6.4 million in 2009 compared to $1.6 million in 2008. The increase was primarily due to $4.6 million in revenues recognized under our collaboration with Biovail, which commenced in May 2009. Revenues from our collaborations with Allergan totaled $1.1 million in 2009 compared to $1.0 million in 2008. Revenues from our agreements with other parties, including our collaboration with Meiji Seika, which commenced in March 2009, totaled $714,000 in 2009 compared to $578,000 in 2008.

Research and Development Expenses

Research and development expenses totaled $41.6 million in 2009, including $874,000 in stock-based compensation, compared to $56.8 million in 2008, including $1.3 million in stock-based compensation. The decrease in research and development expenses was primarily due to $11.0 million in decreased costs associated with our internal research and development organization and $4.2 million in lower external service costs. The decrease in internal research and development costs was primarily attributable to $7.6 million in decreased salaries and related personnel costs, and decreases in laboratory supply, equipment and other costs largely resulting from the restructuring and related workforce reductions implemented in August 2008 and, to a lesser degree, from a second restructuring and related workforce reductions implemented in October 2009. Salaries and related personnel costs for the year ended December 31, 2009 included a charge of $905,000 in connection with workforce reductions from the October 2009 restructuring. Salaries and related personnel costs for the year ended December 31, 2008 included a charge of $1.7 million in connection with workforce reductions from the August

2008 restructuring. External service costs totaled $27.9 million, or 67 percent of our research and development expenses in 2009, compared to $32.1 million, or 57 percent of our research and development expenses in 2008. The decrease in external expenses was largely attributable to decreased development costs for ACP-104 and other programs.

General and Administrative Expenses

General and administrative expenses totaled $10.3 million in 2009, including $1.3 million in stock-based compensation, compared to $11.8 million in 2008, including $1.7 million in stock-based compensation. The decrease in general and administrative expenses was primarily due to $1.3 million in decreased salaries and related personnel costs resulting from our August 2008 restructuring and related workforce reductions. Salaries and related personnel costs for the year ended December 31, 2009 included a charge of $382,000 in connection with workforce reductions from the October 2009 restructuring. Salaries and related personnel costs for the year ended December 31, 2008 included a charge of $454,000 in connection with workforce reductions from the August 2008 restructuring.

Interest Income

Interest income decreased to $409,000 in 2009 from $2.9 million in 2008. The decrease in interest income was due to decreased yields on our investment security portfolio and lower average levels of cash and investment securities.

Comparison of the Years Ended December 31, 2008 and 2007

Revenues

Revenues totaled $1.6 million in 2008 compared to $7.6 million in 2007. The decrease in revenues was primarily due to the completion of our agreements with Sepracor and The Stanley Medical Research Institute, as well as lower revenues from our collaborations with Allergan and smaller scale research and license agreements with other parties. Revenues from our agreement with Sepracor totaled $91,000 in 2008 compared to $3.4 million in 2007. Revenues from our agreement with Stanley Medical , which ended in May 2007, totaled $1.0 million in 2007. Revenues from our collaborations with Allergan totaled $1.0 million in 2008 compared to $1.6 million in 2007. Revenues from other research and license agreements totaled $487,000 in 2008 compared to $1.6 million in 2007.

Research and Development Expenses

Research and development expenses totaled $56.8 million in 2008, including $1.3 million in stock-based compensation, compared to $57.9 million in 2007, including $2.7 million in stock-based compensation. The decrease in research and development expenses was primarily due to $2.9 million in decreased costs associated with our internal research and development organization and lower stock-based compensation, offset by $3.1 million in increased external service costs. The decrease in internal research and development costs was primarily attributable to $1.2 million in decreased salaries and related personnel costs, $1.1 million in decreased laboratory supply costs, and decreases in equipment and other costs. The decrease in salaries and related personnel costs was net of a $1.7 million charge recorded during the third quarter of 2008 in connection with workforce reductions from our August 2008 restructuring. External service costs totaled $32.1 million, or 57 percent of our research and development expenses in 2008, compared to $29.0 million, or 50 percent of our research and development expenses in 2007. The increase in external expenses was largely attributable to increased clinical development costs for pimavanserin offset, in part, by reduced costs for ACP-104.

General and Administrative Expenses

General and administrative expenses totaled $11.8 million in 2008, including $1.7 million in stock-based compensation, compared to $12.3 million in 2007, including $1.6 million in stock-based compensation. The decrease in general and administrative expenses was primarily due to decreased professional fees and other administrative costs, partially offset by increased salaries and related personnel costs. The increases in salaries and related personnel costs were primarily attributable to a charge of $454,000 recorded during the third quarter of 2008 in connection with workforce reductions from our August 2008 restructuring.

Interest Income

Interest income decreased to $2.9 million in 2008 from $6.5 million in 2007. The decrease in interest income was due to lower average levels of cash and investment securities and decreased yields on our investment security portfolio during 2008.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of December 31, 2009, we had received $326.7 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $93.9 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.0 million in interest income.

At December 31, 2009, we had approximately $47.1 million in cash, cash equivalents and investment securities compared to $60.1 million at December 31, 2008. We have consumed substantial amounts of capital since our inception. In October 2009, we implemented a restructuring designed to streamline our operations, reduce our internal operating expenses, and extend our cash runway. In connection with the restructuring, we reduced our total workforce by about half and have reduced our internal operating expenses significantly. We anticipate that our cash, cash equivalents and investment securities and anticipated payments from our collaborations will be sufficient to fund our operations through December 31, 2011.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. In August 2008, we entered into a Committed Equity Financing Facility, or CEFF, which provides us with access, at our discretion, to capital during a three-year period through the sale of newly-issued shares of our common stock. The funds that can be raised under the CEFF, if available, will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. The aggregate amount raised under the CEFF may not exceed $60 million. We may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $1.50. In October 2009, we completed our only draw down under the CEFF to date in which we raised $1.2 million through the issuance of 785,271 shares of our common stock.

We cannot be certain that funding will be available to us on acceptable terms, or at all. Turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to additional financing over the near-term future. In particular, given the current market conditions, the disappointing results from our first Phase III Parkinson’s disease psychosis trial with pimavanserin, which we announced on September 1, 2009, and any unfavorable outcome over the next two years in our development of pimavanserin could have a material adverse effect on our ability to raise additional capital. To the extent that the average price of our common stock is below the minimum share price of $1.50, we will not be able to raise money under the CEFF.

If we cannot raise adequate additional capital in the future under the CEFF or from other sources, we will be required to delay, further reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, in connection with our restructurings, we have reduced the scope of our research and development activities, and we may be required to further reduce the scope of our research and development activities in the future. This may lead to an impairment of our equipment and additional charges, which could materially affect our balance sheet and results of operations.

We have invested a substantial portion of our available cash in a money market fund invested in securities of government sponsored enterprises, or GSEs, and securities collateralized by GSEs, U.S. Treasury notes, and high quality, marketable debt instruments of GSEs. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. Our investment portfolio has not been adversely impacted by the disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

Net cash used in operating activities totaled $13.7 million in 2009 compared to $64.9 million in 2008 and $54.9 million in 2007. The decrease in cash used in operating activities in 2009 relative to 2008 was primarily due to a decrease in our net loss and changes in operating assets and liabilities, including an increase in deferred revenue of $28.2 million in 2009 compared to a decrease of $268,000 in 2008, offset in part by a smaller aggregate decrease in accrued expenses and accounts payable. The increase in deferred revenue in 2009 was primarily attributable to the upfront payment received from our collaboration with Biovail and initial licensing fees received from our collaboration with Meiji Seika, offset by initial revenues recognized pursuant to these agreements. Accrued expenses and accounts payable decreased by an aggregate of $1.6 million in 2009 compared to an aggregate decrease of $7.4 million in 2008. These decreases were primarily due to payments made for external service costs related to our clinical trials, the timing and amount of which may fluctuate significantly from period to period.

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

Net cash provided by investing activities totaled $9.4 million in 2009 compared to net cash provided by investing activities of $69.7 million in 2008 and net cash used in investing activities of $41.9 million in 2007. Net cash provided by or used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The decrease in net cash provided by investing activities in 2009 relative to 2008 was primarily due to decreased maturities of investment securities, net of purchases of investment securities. The increase in net cash provided by investing activities in 2008 relative to 2007 was primarily due to increased maturities of investment securities, net of purchases of investment securities.

Net cash provided by financing activities totaled $1.2 million in 2009 compared to net cash used in financing activities of $374,000 in 2008 and net cash provided by financing activities of $98.2 million in 2007. The increase in net cash provided by financing activities in 2009 relative to 2008 was primarily attributable to increased proceeds from the issuance of common stock, including sales under our CEFF. The net cash used in financing activities in 2008 was primarily due to repayments of our long-term debt, offset by net proceeds from stock option exercises and employee stock plan purchases. The net cash provided by financing activities in 2007 was primarily due to $98.6 million in net proceeds received from sales of our common stock, including $96.1 million received from a follow-on public offering, offset by net repayments of our long-term debt.

We have entered into equipment financing agreements from time to time, which we have utilized to fund the majority of our property and equipment purchases. The agreements contain fixed interest rates ranging from 9.95 to 10.41 percent per annum. At December 31, 2009, we had $463,000 in outstanding borrowings under these agreements, which are secured by the related equipment.

The following table summarizes our contractual obligations, including interest, at December 31, 2009 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases (1)	$10,414	$2,388	$5,488	$2,538	$—
Long-term debt	499	393	106	—	—

Total	$10,913	$2,781	$5,594	$2,538	$—

(1)	In January 2010, we amended the operating lease covering our primary place of business and the adjacent property in San Diego, California, thereby terminating the lease with respect to the adjacent property and reducing the rent on our primary place of business. As a result of the amendment, the figures reflected in “Total”, “Less than 1 Year ” and “1-3 Years” would be reduced by $1.5 million, $447,000, and $1.1 million, respectively.

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $11.0 million of future services under these agreements as of December 31, 2009, the majority of which are expected to be provided by the end of December 2010. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

Pursuant to our collaboration with Biovail, our new Phase III Parkinson’s disease psychosis trial, which is expected to start around mid-2010, will be funded by Biovail. However, if this trial does not meet its primary endpoint, then we would be required to reimburse Biovail 50 percent of the costs of this study. We currently estimate that the amount of the potential reimbursement would be in the range of $5 million to $6 million. Because this potential reimbursement would only be required in the event the study does not meet its primary endpoint and it is uncertain when, or if, such event will occur, no amount is included in the above table.

In addition, we have entered into an agreement with the Ipsen Group pursuant to which we licensed certain intellectual property rights that complement our patent portfolio. If certain conditions are met, we would be required to make future payments, including milestones, sublicensing fees and royalties. The amount of potential future milestones payments is $10.5 million in the aggregate, which amount would be offset by any sublicensing fees we may pay under the agreement. Because these milestone payments would only be payable upon the achievement of specified regulatory events and it is uncertain when, or if, such events will occur, we cannot forecast with any degree of certainty when, or if, we will be required to make payments under the agreement. Accordingly, none of these amounts are included in the above table.

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

Recent Accounting Pronouncements

See Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we currently invest in a money market fund which invests in GSEs and securities collateralized by GSEs, U.S. Treasury notes, and high quality, marketable debt instruments of GSEs with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2009, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

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

As of December 31, 2009, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears under Item 15 in this Annual Report.

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

The information required by this Item and not set forth below will be set forth in the section headed “Proposal 1—Election of Directors” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2010 (the “Proxy Statement”) and is incorporated in this report by reference.

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

Date: March 9, 2010

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

Signature	Title	Date

/S/ ULI HACKSELL Uli Hacksell	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2010

/S/ THOMAS H. AASEN Thomas H. Aasen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2010

/S/ LESLIE IVERSEN Leslie Iversen	Chairman of the Board	March 9, 2010

/S/ MICHAEL BORER Michael Borer	Director	March 9, 2010

/S/ LAURA BREGE Laura Brege	Director	March 9, 2010

/S/ MARY ANN GRAY Mary Ann Gray	Director	March 9, 2010

/S/ LESTER KAPLAN Lester Kaplan	Director	March 9, 2010

/S/ TORSTEN RASMUSSEN Torsten Rasmussen	Director	March 9, 2010

/S/ ALAN WALTON Alan Walton	Director	March 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ACADIA Pharmaceuticals Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Diego, California

March 9, 2010

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$18,122	$21,171
Investment securities, available-for-sale	28,938	38,912
Prepaid expenses, receivables and other current assets	1,413	2,299

Total current assets	48,473	62,382
Property and equipment, net	1,062	2,103
Other assets	145	192

Total assets	$49,680	$64,677

Liabilities and stockholders’ equity
Accounts payable	$2,947	$2,283
Accrued expenses	5,358	7,535
Current portion of deferred revenue	6,037	438
Current portion of long-term debt	365	795

Total current liabilities	14,707	11,051

Long-term portion of deferred revenue	22,579	—
Long-term debt, less current portion	98	430
Other long-term liabilities	182	204

Total liabilities	37,566	11,685

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2009 and 2008; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at December 31, 2009 and 2008; 38,332,119 shares and 37,177,874 shares issued and outstanding at December 31, 2009 and 2008, respectively	4	4
Additional paid-in capital	350,872	346,815
Accumulated deficit	(339,245)	(294,100)
Accumulated other comprehensive income	483	273

Total stockholders’ equity	12,114	52,992

	$49,680	$64,677

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues
Collaborative revenues	$6,399	$1,590	$7,555

Operating expenses
Research and development (includes stock-based compensation of $874, $1,325 and $2,721, respectively)	41,585	56,750	57,942
General and administrative (includes stock-based compensation of $1,260, $1,662 and $1,574, respectively)	10,282	11,818	12,267

Total operating expenses	51,867	68,568	70,209

Loss from operations	(45,468)	(66,978)	(62,654)
Interest income	409	2,915	6,532
Interest expense	(86)	(181)	(268)

Net loss	$(45,145)	$(64,244)	$(56,390)

Net loss per common share, basic and diluted	$(1.20)	$(1.73)	$(1.60)

Weighted average common shares outstanding, basic and diluted	37,476	37,113	35,211

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(45,145)	$(64,244)	$(56,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,111	1,043	1,065
Stock-based compensation	2,134	2,987	4,295
Amortization of investment premium/discount	260	911	(297)
Other	323	5	(155)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	1,013	1,966	(1,788)
Other assets	47	83	(27)
Accounts payable	656	(276)	(845)
Accrued expenses	(2,282)	(7,075)	1,443
Deferred revenue	28,178	(268)	(1,959)
Other long-term liabilities	(22)	(1)	(268)

Net cash used in operating activities	(13,727)	(64,869)	(54,926)

Cash flows from investing activities
Purchases of investment securities	(50,265)	(79,972)	(222,231)
Maturities of investment securities	59,750	149,912	180,745
Purchases of property and equipment	(41)	(226)	(416)

Net cash provided by (used in) investing activities	9,444	69,714	(41,902)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,923	535	98,599
Proceeds from issuance of long-term debt	—	—	754
Repayments of long-term debt	(762)	(909)	(1,133)

Net cash provided by (used in) financing activities	1,161	(374)	98,220

Effect of exchange rate changes on cash	73	(287)	115

Net increase (decrease) in cash and cash equivalents	(3,049)	4,184	1,507
Cash and cash equivalents
Beginning of year	21,171	16,987	15,480

End of year	$18,122	$21,171	$16,987

Supplemental schedule of cash flow information
Interest paid	$96	$171	$265
Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	(98)	(104)	188
Net property acquired under capital leases	—	—	139

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Stock-Based Compensation	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances at December 31, 2006	29,940,477	$3	$240,446	$(173,466)	$(64)	$240	$67,159	$(44,942)

Issuance of common stock, net of issuance costs	6,612,500	1	96,110	—	—	—	96,111
Issuance of common stock from exercise of stock options	416,736	—	1,984	—	—	—	1,984
Issuance of common stock pursuant to employee stock purchase plan	65,676	—	522	—	—	—	522
Net loss	—	—	—	(56,390)	—	—	(56,390)	$(56,390)
Noncash compensation related to stock options granted	—	—	4,231	—	64	—	4,295
Unrealized gain on investment securities	—	—	—	—	—	188	188	188
Cumulative translation adjustment	—	—	—	—	—	65	65	65

Balances at December 31, 2007	37,035,389	$4	$343,293	$(229,856)	$—	$493	$113,934	$(56,137)

Issuance of common stock from exercise of stock options	70,548	—	187	—	—	—	187
Issuance of common stock pursuant to employee stock purchase plan	71,937	—	348	—	—	—	348
Net loss	—	—	—	(64,244)	—	—	(64,244)	$(64,244)
Noncash compensation related to stock options granted	—	—	2,987	—	—	—	2,987
Unrealized loss on investment securities	—	—	—	—	—	(104)	(104)	(104)
Cumulative translation adjustment	—	—	—	—	—	(116)	(116)	(116)

Balances at December 31, 2008	37,177,874	$4	$346,815	$(294,100)	$—	$273	$52,992	$(64,464)

Issuance of common stock from exercise of stock options	62,189	—	74	—	—	—	74
Issuance of common stock pursuant to employee stock purchase plan	176,785	—	193	—	—	—	193
Issuance of common stock under Committed Equity Financing Facility, net of issuance costs	785,271	—	1,147	—	—	—	1,147
Issuance of common stock upon exercise of warrant	130,000	—	509	—	—	—	509
Net loss	—	—	—	(45,145)	—	—	(45,145)	(45,145)
Noncash compensation related to stock options granted	—	—	2,134	—	—	—	2,134
Unrealized loss on investment securities	—	—	—	—	—	(98)	(98)	(98)
Cumulative translation adjustment	—	—	—	—	—	308	308	308

Balances at December 31, 2009	38,332,119	$4	$350,872	$(339,245)	$—	$483	$12,114	$(44,935)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

ACADIA Pharmaceuticals Inc. (the “Company”) was originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. The Company reincorporated in Delaware in 1997. The Company is focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. The Company’s primary operations are based in San Diego, California. The Company maintains two wholly owned subsidiaries: ACADIA Pharmaceuticals AB based in Malmö, Sweden and ACADIA Pharmaceuticals A/S based in Denmark.

The Company has not been profitable and has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. In October 2009, the Company implemented a restructuring designed to streamline its operations, reduce its internal operating expenses, and extend its cash runway. In connection with the restructuring, the Company reduced its total workforce by about half. At December 31, 2009, the Company had an accumulated deficit of $339.2 million. The Company expects its operating losses to continue for at least the next several years as it pursues the development of its product candidates. The Company currently anticipates that its cash, cash equivalents and investment securities and anticipated payments from its collaborations will be sufficient to fund the Company’s operations through December 31, 2011.

The Company will require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s clinical trials, the scope, prioritization and number of its research and development programs, and the ability of its collaborators and the Company to reach the milestones, and other events or developments under its collaboration agreements. Until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from private or public sales of its securities, debt financing, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that funding will be available on acceptable terms, or at all. Turmoil in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding pursuant to its Committed Equity Financing Facility (“CEFF”) or from other sources on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. The Company may be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value of Financial Instruments

For financial instruments, consisting of cash and cash equivalents, accounts payable and accrued expenses included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for investment securities, which are separately disclosed elsewhere, are based on quoted market prices for the instruments or discounted cash flows using market rates of interest for certain corporate commercial paper. Based on borrowing rates currently available to the Company, the carrying value of the long-term debt approximates fair value.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives (generally three to ten years) using the straight line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight line method. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized. During the years ended December 31, 2009, 2008 and 2007, losses from disposals of property and equipment were not material.

Revenues

The Company recognizes revenues in accordance with authoritative guidance established by U.S. generally accepted accounting principles (“GAAP”). The Company’s revenues are primarily related to its collaboration agreements, which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, and licensing fees. The Company’s collaboration agreements also include potential payments for product royalties and commercial co-promotion, however, the Company has not received revenue from these two sources to date.

The Company considers a variety of factors in determining the appropriate method of accounting under its collaboration agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting. Where there are multiple deliverables identified within a collaboration agreement that are combined into a single unit of accounting, revenues are deferred and recognized over the expected period of performance. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances applicable to each agreement.

Upfront, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenues over the expected period of performance. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, the Company does not have ongoing involvement or obligations, and the fair value of any undelivered items can be determined. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Payments for reimbursement of external development costs are generally recognized as revenues using a contingency-adjusted performance model over the expected period of performance based on the nature of the related agreement.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assesses milestone payments on an individual basis and recognizes revenues from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance.

Research and Development Expenses

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials and clinical trials. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or services provided and the invoices received from its external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. As actual costs become known, the Company adjusts its accruals. Certain research and development programs are funded under agreements with collaboration partners, and the Company’s costs related to these activities are included in research and development expenses.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and investment securities. The Company currently invests its excess cash primarily in a money market fund which invests in government sponsored enterprises (“GSEs”) and securities collateralized by GSEs, U.S. Treasury notes, and high quality, marketable debt instruments of GSEs. The Company has adopted an investment policy that includes guidelines relative to diversification and maturities to maintain safety and liquidity. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

During the years ended December 31, 2009, 2008, and 2007, revenues from two of the Company’s collaborative partners comprised 89 percent, 88 percent, and 66 percent of total revenues, respectively. Revenues from Allergan, Inc. comprised 17 percent, 64 percent, and 22 percent of total revenues for the years ended December 31, 2009, 2008, and 2007, respectively. Revenue from Biovail comprised 72 percent of total revenues for the year ended December 31, 2009. Another collaborative partner comprised 24 percent of total revenues for the year ended December 31, 2008. Revenue from Sepracor Inc. comprised 44 percent of total revenues for the year ended December 31, 2007.

Foreign Currency Translation

The functional currencies of ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S are the local currencies. Accordingly, assets and liabilities of these entities are translated at the current exchange rate at the balance sheet date and historical rates for equity. Revenue and expense components are translated at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of stockholders’ equity. At December 31, 2009 and 2008, the balance within accumulated other comprehensive (loss) income from foreign currency translation was $482,000 and $174,000, respectively. Foreign currency transaction gains and losses are included in the results of operations and, to date, have not been significant.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option or purchase rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The following assumptions were used to estimate the fair value of employee stock options:

	Years Ended December 31,
	2009	2008	2007
Expected volatility	74-96%	68-81%	64-68%
Risk-free interest rate	2-3%	2-3%	4-5%
Expected forfeiture rate	5-10%	5-6%	6%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.7	5.5-5.7	5.4-5.5

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

The following assumptions were used to estimate fair value for the offerings under the employee stock purchase plan commenced during the indicated year:

	Years Ended December 31,
	2009	2008	2007
Expected volatility	123-179%	50-164%	45-111%
Risk-free interest rate	0-1%	0-3%	3-5%
Expected dividend yield	0%	0%	0%
Expected life of offering in years	0.5-2.0	0.5-2.0	0.5-2.0

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Accumulated other comprehensive income consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Unrealized gain on investment securities	$1	$99
Foreign currency translation adjustments	482	174

	$483	$273

Net Income (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares that were outstanding during the period. The effect of outstanding stock options and warrants is reflected, when dilutive, in diluted earnings per common share by application of the treasury stock method. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods presented. Shares used in calculating basic and diluted net loss per common share above exclude these potential common shares:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Antidilutive options to purchase common stock	3,612	3,291	2,834
Antidilutive warrants to purchase common stock	1,691	1,539	1,393
Restricted vesting common stock	—	—	6

	5,303	4,830	4,233

Segment Reporting

Management has determined that the Company operates in one business segment. All revenues for the years ended December 31, 2009 and 2008 were generated in the United States. Information regarding long-lived assets by geographic area is as follows:

	December 31,
	2009	2008
	(in thousands)
United States	$738	$1,537
Europe	324	566

	$1,062	$2,103

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance regarding the presentation of subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the ASC changes how the Company provides references to accounting standards, the adoption did not have an impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued authoritative guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued authoritative guidance which amends existing guidance related to revenue recognition for arrangements with multiple deliverables. The guidance provides accounting principles and application guidance for arrangements that contain multiple deliverables, including how the arrangement

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

should be separated, and the consideration allocated to each deliverable. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new approach is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

3. Investment Securities

Investment securities, available-for-sale, consisted of the following:

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
U.S. Treasury notes	$3,790	$—	$—	$3,790
Government sponsored enterprise securities	25,147	7	(6)	25,148

	$28,937	$7	$(6)	$28,938

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Corporate debt securities, including commercial paper	$16,691	$100	$—	$16,791
Government sponsored enterprise securities	21,992	129	—	22,121

	$38,683	$229	$—	$38,912

As of December 31, 2009, all investment securities were in compliance with the Company’s investment policy guidelines. The Company’s investment portfolio has not been adversely impacted by the disruptions in the credit markets. However, if there is continued and expanded disruption in the credit markets, the Company’s investment portfolio could be adversely affected in the future. No gains or losses were realized during the years ended December 31, 2009 and 2008. As of December 31, 2009, all investment securities had contractual maturity dates of less than one year.

4. Fair Value Measurements

Authoritative guidance defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1. Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2. Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3. Inputs that are unobservable for the asset or liability.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company held $46.0 million of cash equivalents and available-for-sale investment securities consisting of a money market fund invested in securities of GSEs and securities collateralized by GSEs, U.S. Treasury notes, and high quality, marketable debt instruments of GSEs. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

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

	December 31, 2009	Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund invested in government sponsored enterprises	$17,038	$17,038	$—	$—
U.S. Treasury notes	3,790	3,790	—	—
Government sponsored enterprise securities	25,148	—	25,148	—

	$45,976	$20,828	$25,148	$—

5. Balance Sheet Components

Property and equipment, net, consisted of the following:

	Estimated Useful Lives (Years)	December 31,
		2009	2008
		(in thousands)
Machinery and equipment	5–7	$5,711	$5,713
Computers and software	3	1,368	1,343
Furniture and fixtures	3–10	266	259
Leasehold improvements	6–10	1,150	1,133

		8,495	8,448
Accumulated depreciation and amortization		(7,433)	(6,345)

		$1,062	$2,103

Depreciation and amortization of property and equipment was $1.1 million, $1.0 million, and $1.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued expenses consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Accrued clinical and research services	$3,623	$5,494
Accrued compensation and benefits	1,375	1,434
Other	360	607

	$5,358	$7,535

6. Long-Term Debt

The Company has entered into equipment financing agreements that were used to finance capital expenditures. These agreements provide for equal monthly installments to be paid over a three to four year period, with interest at rates ranging from 9.95 percent to 10.41 percent per annum. At December 31, 2009 and 2008, the Company had $463,000 and $1.2 million, respectively, in outstanding borrowings under these agreements. Outstanding borrowings under these agreements are collateralized by the related equipment.

At December 31, 2009, future payments under the Company’s long-term debt were as follows:

Year Ending	(in thousands)
2010	$365
2011	66
2012	32

463
Less: Current portion	(365)

Long-term portion	$98

7. Collaborative Research and Licensing Agreements

In May 2009, the Company entered into a collaboration and license agreement with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation, to co-develop and commercialize pimavanserin for neurological and psychiatric indications in the United States and Canada. The Company has retained the rights to pimavanserin in the rest of the world. Under the terms of the agreement, the Company received an upfront cash payment of $30 million. The Company is eligible to receive additional payments, excluding royalties, of up to an aggregate of $365 million, including up to $160 million in potential milestone payments associated with the successful completion of clinical trials, regulatory submissions and approvals of pimavanserin for Parkinson’s disease psychosis and Alzheimer’s disease psychosis, subject to certain offsets for up to 50 percent of the costs of successful Parkinson’s disease psychosis trials, up to $45 million in potential milestones should the parties successfully pursue a third indication, currently designated as schizophrenia, and up to $160 million in potential milestones as certain sales thresholds are met. The Company is also entitled to receive a 15 percent royalty on annual net sales of pimavanserin up to $100 million and a 20 percent royalty on annual net sales over $100 million. In addition to product royalties, the Company has the option to co-promote pimavanserin in the United States.

Biovail is responsible for all future costs associated with the development, manufacturing, and commercialization of pimavanserin in all indications with the exception of specified Parkinson’s disease

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

psychosis study costs and of a planned Alzheimer’s disease psychosis feasibility study, which will be funded by the Company. Under the agreement, a new Phase III Parkinson’s disease psychosis trial will be funded by Biovail provided, however, that if the trial does not meet its primary endpoint, then the Company would reimburse Biovail 50 percent of the costs of this study. If this trial meets its primary endpoint, Biovail may credit 50 percent of the costs of the trial against the potential milestone payment triggered by the trial. In addition, if the Company pursues and funds a feasibility study in Alzheimer’s disease psychosis and this trial meets its primary endpoint, then Biovail would reimburse the Company 100 percent of the costs of that trial.

The upfront cash payment of $30 million received from Biovail in May 2009 has been deferred and is being recognized as revenue on a straight line basis over the estimated period of the Company’s performance under the agreement. Payments received from Biovail for the reimbursement of specified development costs have been deferred and are being recognized as revenue using a contingency-adjusted performance model over the estimated period of the Company’s performance. The Company recognized revenues relating to this collaboration of $4.6 million during the year ended December 31, 2009. At December 31, 2009, $26.1 million of revenue was deferred under this agreement, of which $5.3 million was included in current liabilities and $20.8 million was included in long-term liabilities.

In March 2009, the Company entered into a collaboration and license agreement with Meiji Seika Kaisha, Ltd. (“Meiji Seika”) to develop and commercialize a novel class of pro-cognitive drugs to treat patients with schizophrenia and related disorders in Japan and several other Asian countries. Under the agreement, the Company is eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestone payments, in addition to royalties on product sales, if any, in the Asian territory. Meiji Seika also is responsible for the first $15 million of development expenses and the companies will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event the Company further licenses the program outside of the Asian territory. Meiji Seika is responsible for all costs associated with the development, manufacturing and commercialization of the product candidate in the Asian territory. Meiji Seika is eligible to share a portion of any product-related revenues received by the Company in the rest of the world.

In April 2009, the Company received an aggregate of $2 million in license fees pursuant to the agreement with Meiji Seika, which fees have been deferred and are being recognized as revenue ratably over the estimated period of the Company’s performance under the agreement. Payments received from Meija Seika for the reimbursement of specified development costs have been deferred and are being recognized as revenue using a contingency-adjusted performance model over the estimated period of the Company’s performance. The Company recognized revenues relating to this collaboration of $161,000 during the year ended December 31, 2009. At December 31, 2009, $2.0 million of revenue was deferred under this agreement, of which $215,000 was included in current liabilities and $1.8 million was included in long-term liabilities.

In March 2003, the Company entered into a collaboration agreement with Allergan to discover, develop and commercialize new therapeutics for ophthalmic and other indications. The agreement originally provided for a three-year research term which has been extended by the parties through March 2010. As of December 31, 2009, the Company had received an aggregate of $16.4 million under the agreement, consisting of an upfront payment, research funding and related fees. The Company may also receive license fees and milestone payments as well as royalties on future product sales worldwide, if any. Revenue recognized under this agreement during the years ended December 31, 2009, 2008, and 2007 totaled $1.0 million, $1.0 million, and $1.3 million, respectively.

In July 1999, the Company entered into a collaboration agreement with Allergan to discover, develop and commercialize drugs for the treatment of glaucoma based on the Company’s compounds. Under the agreement, the Company provided its drug discovery expertise to enable the selection by Allergan of a product candidate for development and commercialization. Allergan was granted exclusive worldwide rights to products based on this

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product candidate for the treatment of ocular disease. As of December 31, 2009, the Company had received an aggregate of $9.4 million in payments under the agreement, consisting of upfront fees, research funding, and milestone payments. In addition, the Company is eligible to receive additional milestone payments as well as royalties on future product sales worldwide, if any. Revenue recognized under this agreement during the years ended December 31, 2009, 2008, and 2007 totaled $50,000, $23,000 and $336,000, respectively.

In September 1997, the Company entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for pain and ophthalmic indications. This agreement was subsequently amended in conjunction with the execution of the March 2003 collaboration. Pursuant to the 1997 agreement, the Company granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. The Company had received an aggregate of $10.5 million in research funding and milestone payments through December 31, 2009 under this agreement. The Company is also eligible to receive additional milestone payments as well as royalties on future product sales worldwide, if any. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in the Company. The Company recognized no revenue under this agreement during the years ended December 31, 2009, 2008, and 2007.

In January 2005, the Company entered into a three-year collaboration agreement with Sepracor, which term ended in January 2008. In connection with the collaboration, Sepracor purchased 1,890,422 shares of the Company’s common stock for an aggregate of $20 million in two $10 million tranches. The Company recorded the premium associated with each of these common stock purchases, which was computed based on the excess of the purchase price over the closing price of the Company’s common stock on the date of purchase, as deferred revenue. The deferred revenue was recognized as revenue as the related research activities were performed over the research term. During the term of the agreement, the Company received $6.7 million in aggregate research funding pursuant to the collaboration. During the years ended December 31, 2009, 2008 and 2007, revenue of $0, $91,000, and $3.4 million was recognized under the collaboration, respectively. As this agreement has terminated, there will be no future payments under it to the Company.

In May 2004, the Company entered into a three-year development agreement with The Stanley Medical Research Institute, which term ended in May 2007. During the term of this agreement, the Company received an aggregate of $5.0 million in funding to support the further development of one of the Company’s product candidates. Revenue recognized under this agreement totaled $1.0 million during the year ended December 31, 2007. As this agreement has terminated, there will be no future payments under it to the Company.

8. Restructurings

In October 2009, the Company implemented a restructuring designed to further streamline its operations, reduce its internal operating expenses, and extend its cash runway. In connection with the restructuring, the Company reduced its total workforce by about half. The Company provided cash severance payments, continuation of benefits and outplacement services to employees directly affected by the workforce reductions. The Company incurred charges of $1.3 million in connection with the workforce reductions, of which $905,000 is included in research and development expenses and $382,000 is included in general and administrative expenses in the statement of operations for the year ended December 31, 2009. As of December 31, 2009, the Company had accrued remaining restructuring costs totaling $719,000, which amount was included in accrued compensation and benefits (Note 5). It is expected that substantially all of these restructuring costs will be paid by June 30, 2010.

In August 2008, the Company implemented a restructuring designed to focus resources on its most advanced product candidates and provide additional financial flexibility and strength. In connection with the

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructuring, the Company reduced its total workforce by about half. The Company provided cash severance payments, continuation of benefits and outplacement services to employees directly affected by the workforce reductions. The Company incurred charges of approximately $2.1 million in connection with the workforce reductions, of which $1.7 million is included in research and development expenses and $454,000 is included in general and administrative expenses in the statement of operations for the year ended December 31, 2008. As of December 31, 2008, the Company had accrued remaining restructuring costs totaling $278,000, which amount was included in accrued compensation and benefits (Note 5). The Company has paid substantially all of the employee severance costs as of December 31, 2009.

There have been no significant changes in estimates or reversals of amounts previously accrued for either of these restructurings.

9. Stockholders’ Equity

Public Offerings

From time to time, the Company has sold shares of common stock in public offerings. In April 2007, the Company raised net proceeds of $96.1 million from the sale of 6,612,500 shares of its common stock in a public offering, including 862,500 shares sold pursuant to an exercise of the underwriters’ over-allotment option.

Committed Equity Financing Facility

In August 2008, the Company entered into the CEFF with Kingsbridge Capital Limited that provides the Company with access, at its discretion, to capital during a three-year period through the sale of newly-issued shares of the Company’s common stock. The funds that can be raised under the CEFF, if available, over the three-year period will depend on the then-current price of the Company’s common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. The aggregate amount raised under the CEFF may not exceed $60 million. The Company may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of its market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $1.50, which the Company’s stock price was below at December 31, 2009. The shares would be sold at discounts ranging from 6 percent to 12 percent, depending on the average market price of the Company’s common stock during the applicable pricing period. In October 2009, the Company completed a draw down under the CEFF in which it raised $1.2 million through the issuance of 785,271 shares of common stock. The Company is not obligated to utilize any of the remaining funds available under the CEFF and there are no minimum commitments or minimum use penalties.

In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 350,000 shares of common stock at an exercise price of $3.915 per share. The warrant became exercisable in February 2009 for a five-year period through February 2014, subject to certain exceptions. The warrant’s value of $576,000 was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 3.23 percent, volatility of 74.33 percent, a 5.5 year term and no dividend yield. In accordance with accounting guidance, this warrant was recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrant is considered a financing cost. In August 2009, Kingsbridge exercised the warrant with respect to 130,000 shares, and a warrant for 220,000 shares remained outstanding as of December 31, 2009.

Also in connection with the CEFF, the Company filed a resale shelf registration statement on Form S-3 with the SEC, which would allow Kingsbridge to resell, as registered securities, any of the shares of the Company’s

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock that may be issued under the CEFF or upon the exercise of the warrant. The registration statement was declared effective by the SEC on September 23, 2008 and must be effective any time that the Company chooses to conduct a draw down under the CEFF. In addition, if the registration statement, or the related prospectus, is not available for the resale of securities purchased by Kingsbridge under the CEFF, then, under certain circumstances, the Company may be required to pay certain liquidated damages to Kingsbridge. No amounts have been accrued for potential liquidated damages as no such damages are considered probable for payment.

Warrants

In addition to the warrant for 220,000 shares outstanding in connection with the CEFF, the Company had warrants outstanding at December 31, 2009 to purchase an aggregate of 1,319,402 shares of its common stock that were issued in connection with a private placement completed in April 2005. These warrants have an exercise price of $8.148 per share and will expire in April 2010. The Company also had warrants outstanding at December 31, 2009 to purchase an aggregate of 74,073 shares of its common stock that were issued in connection with a secured promissory note in 2002. These warrants have an exercise price of $8.10 per share and will expire in May 2012.

Stock Option Plans

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”) became effective upon the closing of the Company’s initial public offering on June 2, 2004. The 2004 Plan permits the grant of options to directors, officers, other employees, and consultants. In addition, the 2004 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2004 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is ten years. Options granted under the 2004 Plan generally vest over a four-year period. Upon the closing of the Company’s initial public offering, all shares that remained eligible for grant under the Company’s 1997 stock option plan (the “1997 Plan”) were transferred to the 2004 Plan. The 2004 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the 1997 Plan reserve after June 2, 2004. The 2004 Plan also includes an “evergreen” provision, which provides for automatic increases to the number of shares included in the share reserve in connection with each annual meeting of stockholders for a period of five years, which period began with the meeting in 2005. At December 31, 2009, there were 4,468,699 shares of common stock authorized for issuance and 1,813,043 shares of common stock available for new grants under the 2004 Plan.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 1997 Plan provided for the grant of incentive stock options and nonqualified stock options to employees, officers, directors, consultants and advisors of the Company. The exercise price of each option grant was set at the fair market value for the Company’s common stock as determined by the Company’s Board of Directors and each option’s maximum term was ten years. Options granted under the 1997 Plan generally vested over a four-year period. Stock option transactions under the 1997 Plan and 2004 Plan during the years ended December 31, 2009, 2008, and 2007 are presented below:

	Number of Shares	Weighted- Average Exercise Prices	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2006	2,820,389	$6.62
Granted	511,724	$10.19
Exercised	(416,736)	$4.72
Canceled/forfeited	(104,034)	$9.30

Outstanding at December 31, 2007	2,811,343	$7.46
Granted	1,360,434	$5.09
Exercised	(70,548)	$2.66
Canceled/forfeited	(547,595)	$9.21

Outstanding at December 31, 2008	3,553,634	$6.37
Granted	537,086	$1.47
Exercised	(62,189)	$1.20
Canceled/forfeited	(773,085)	$4.58

Outstanding at December 31, 2009	3,255,446	$6.09	5.9

Vested and expected to vest at December 31, 2009	3,154,217	$6.18	5.8

Exercisable at December 31, 2009	2,311,808	$7.11	4.8

At December 31, 2009, 2008, and 2007, there were 2,311,808, 2,013,495, and 1,741,816 options exercisable, respectively.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock of $1.32 on that date. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2009 was $71,000. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was approximately $186,000, $380,000, and $3.8 million, respectively, determined as of the date of exercise. The Company received $74,000 in cash from options exercised during the year ended December 31, 2009. Accounting guidance for equity-based compensation requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net loss position, no tax benefits have been recognized in the cash flow statement.

The weighted average fair value of options granted during the years ended December 31, 2009, 2008, and 2007 was approximately $1.07, $3.21, and $6.25, respectively. As of December 31, 2009, total unrecognized compensation cost related to stock options and purchase rights was approximately $1.9 million, and the weighted average period over which this cost is expected to be recognized is 2.0 years.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.95–$ 1.80	557,676	5.3	$1.13	380,951	$1.18
$ 2.00–$ 4.00	875,599	7.4	$2.28	343,270	$2.38
$ 5.49–$ 6.95	459,641	5.4	$6.72	399,759	$6.71
$ 7.19–$ 8.50	625,174	5.9	$8.24	484,848	$8.22
$ 8.55–$12.00	392,818	4.5	$9.69	382,681	$9.69
$12.02–$15.98	344,538	5.3	$14.94	320,299	$14.98

	3,255,446		$6.09	2,311,808	$7.11

Stock-based awards issued to non-employees other than directors are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes model with the following assumptions for the year ended December 31, 2009: dividend yield of 0 percent; volatility of 76 percent; risk free interest rate of 3 to 4 percent and remaining contractual life of 7 to 8 years. For the year ended December 31, 2008, the following assumptions were used: dividend yield of 0 percent; volatility of 72 to 76 percent; risk free interest rate of 2 to 4 percent and remaining contractual life of 7 to 9 years. For the year ended December 31, 2007, the following assumptions were used: dividend yield of 0 percent; volatility of 72 to 74 percent; risk free interest rate of 4 to 5 percent and remaining contractual life of 7 to 10 years. During the years ended December 31, 2009, 2008, and 2007, in connection with the grant of stock options to non-employees, the Company recorded expense (benefit) of $16,000, ($39,000), and $1.3 million, respectively.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the Company’s initial public offering. The Purchase Plan includes an “evergreen” provision providing that an additional number of shares will automatically be added to the shares authorized for issuance at each annual meeting of stockholders for a period of ten years, which began with the meeting in 2005. A total of 775,000 shares of common stock have been reserved for issuance under the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2009, 2008, and 2007, 176,785, 71,937, and 65,676 shares of common stock were issued at average prices of $1.09, $4.83, and $7.94 under the Purchase Plan, respectively. The weighted average fair value of purchase rights granted during the years ended December 31, 2009, 2008, and 2007 was $1.09, $1.49, and $5.48, respectively. During the years ended December 31, 2009, 2008, and 2007, the Company recorded cash received from the exercise of purchase rights of $193,000, $348,000, and $522,000, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved For Future Issuance

At December 31, 2009, 3,255,446 and 1,613,475 shares of common stock were reserved for issuance upon the exercise of stock options and warrants, respectively.

10. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation. The Company’s total contributions to the 401(k) Plan were $271,000, $458,000 and $435,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

11. Income Taxes

At December 31, 2009, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $283.6 million and $207.6 million, respectively. The federal and state NOL carryforwards begin to expire in 2012 and 2014, respectively. The Company has $6.9 million of federal research and development (“R&D”) credit carryforwards that will begin to expire in 2012. In addition, the Company has $3.6 million of state R&D credit carryforwards that have no expiration date. The Company also has foreign NOL carryforwards of approximately $4.9 million that have no expiration date.

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

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under authoritative accounting guidance. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $2.6 million of the NOL carryforwards relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in capital if and when realized.

The components of the deferred tax assets and deferred tax liabilities are as follows:

	2009	2008
	(in thousands)
NOL carryforwards	$108,567	$101,615
R&D credit carryforwards	9,257	8,025
Deferred revenue	11,196	175
Capitalized R&D	3,412	4,135
Stock-based compensation	1,991	1,908
Other	1,334	1,284

	135,757	117,142
Valuation allowance	(135,706)	(116,855)
Deferred tax liabilities	—	(239)

	$51	$48

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been substantially offset by a valuation allowance. The valuation allowance increased by approximately $18.8 million in 2009 primarily due to NOL carryforwards.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows:

	2009	2008	2007
	(in thousands)
Amounts computed at statutory federal rate	$(15,238)	$(21,868)	$(19,167)
Permanent differences	333	1,131	499
Federal R&D credits	(1,237)	(1,687)	(1,593)
Change in valuation allowance	18,809	25,971	22,900
State taxes	(2,499)	(3,488)	(3,218)
Foreign taxes	(99)	(87)	105
Other	220	(46)	489

	$289	$(74)	$15

The net income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 are recorded in the Company’s statement of operations in general and administrative expenses.

The Company has adopted authoritative guidance for uncertain tax positions as of January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties, if any, as a component of income tax expense.

The tax years 1997-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies

The Company and its Swedish subsidiary lease facilities and certain equipment under noncancelable operating leases that expire at various dates through May 2015. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. The Company’s facilities leases provide for the extension of their lease terms and the U.S. leases each provide for early termination.

Future noncancelable minimum payment obligations under operating lease arrangements are as follows at December 31, 2009:

Year Ending	(in thousands)
2010	$2,388
2011	2,202
2012	2,236
2013	1,050
2014	1,050
Thereafter	1,488

$10,414

In January 2010, the Company amended the operating lease covering its primary place of business and the adjacent property in San Diego, California, thereby terminating the lease with respect to the adjacent property and reducing the rent on its primary place of business.

Rent expense was $2.5 million, $2.6 million and $2.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. Facility operating leases contain escalation clauses. The Company recognizes rent expense on a straight line basis over the lease term. The difference between rent expense recorded and amounts paid under lease agreements is recorded as deferred rent and included in other long-term liabilities in the accompanying consolidated balance sheet.

Pursuant to the Company’s collaboration with Biovail (Note 7), the parties are planning a new Phase III Parkinson’s disease psychosis trial, which will be funded by Biovail. However, if this trial does not meet its primary endpoint, then the Company would be required to reimburse Biovail 50 percent of the costs of this study. The Company currently estimates that the amount of the potential reimbursement would be in the range of $5 million to $6 million.

The Company has also entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $11.0 million of future services under these agreements as of December 31, 2009, the majority of which are expected to be provided by the end of December 2010. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

In November 2006, the Company entered into an agreement with the Ipsen Group pursuant to which it licensed certain intellectual property rights that complement its patent portfolio. If certain conditions are met, the Company would be required to make future payments, including milestones, sublicensing fees and royalties. The

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of potential future milestones payments is $10.5 million in the aggregate, which amount would be offset by any sublicensing fees the Company may pay under the agreement. Because these milestone payments would only be payable upon the achievement of specified regulatory events and it is uncertain when, or if, such events will occur, the Company cannot forecast with any degree of certainty when, or if, it will be required to make payments under the agreement.

13. Selected Quarterly Financial Data (Unaudited)

2009	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$374	$1,820	$2,435	$1,769
Net loss	$(15,001)	$(12,728)	$(8,728)	$(8,688)
Net loss per common share, basic and diluted	$(0.40)	$(0.34)	$(0.23)	$(0.23)

2008	March 31,	June 30,	September 30,	December 31,
Revenues	$806	$177	$282	$325
Net loss	$(16,380)	$(18,287)	$(15,614)	$(13,963)
Net loss per common share, basic and diluted	$(0.44)	$(0.49)	$(0.42)	$(0.38)

Revenues and net loss are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported. Net loss per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per common share amounts may not equal the annual amounts reported.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (incorporated by reference to Exhibit 4.3 to Registration Statement No 333-124753).

4.4	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

10.1	Amended and Restated Stockholders Agreement, dated March 27, 2003, by and among the Registrant and the stockholders named therein (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-113137).

10.2[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.3[a]	1997 Stock Option Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-113137).

10.4[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.5[a]	2004 Employee Stock Purchase Plan and initial offering thereunder (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-113137).

10.6[a]	Volume Submitter Defined Contribution Plan (“401(k) Plan”).

10.7[a]	Adoption Agreement for 401(k) Plan.

10.8[a]	Employment Letter Agreement, dated December 21, 1998, between the Registrant and Uli Hacksell, Ph.D. (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-52492).

10.9[a]	Employment Letter Agreement, dated March 4, 1998, between the Registrant and Thomas H. Aasen (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-52492).

10.10[a]	Employment Offer Letter, dated May 26, 2006, between the Registrant and Roger Mills (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 2, 2007).

10.11[a]	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2007).

10.12[b]	Collaborative Research, Development and License Agreement, dated September 24, 1997, by and among the Registrant, Allergan, Inc. and Vision Pharmaceuticals L.P. (now Allergan Sales, Inc.) (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-113137).

Exhibit Number	Description
10.13[b]	Amendment to Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-113137).

10.14[b]	Collaborative Research, Development and License Agreement, dated July 26, 1999, by and among the Registrant and Allergan, Inc., Allergan Pharmaceuticals (Ireland) Limited, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-113137).

10.15[b]	Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-113137).

10.16[b]	Second Amendment to Collaborative Research, Development and License Agreement, dated February 28, 2006, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2006).

10.17[b]	Third Amendment to Collaborative Research, Development and License Agreement, dated March 3, 2008, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 5, 2008).

10.18[b]	Fourth Amendment to Collaborative Research, Development and License Agreement, dated April 22, 2009, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2009).

10.19[b]	Collaboration and License Agreement, dated April 1, 2009, by and among the Registrant and Meiji Seika Keisha, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 11, 2009).

10.20[b]	Collaboration and License Agreement, dated May 1, 2009, by and among the Registrant and Biovail Laboratories International SRL (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2009).

10.21[b]	Amendment to Collaboration and License Agreement, dated October 5, 2009, by and among the Registrant and Biovail Laboratories International SRL.

10.22	Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-52492).

10.23	Lease Amendment, dated November 1, 2005, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.24	Lease Amendment, dated November 30, 2007, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed March 5, 2008).

10.25	Lease Amendment, dated January 22, 2010, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co.

Exhibit Number	Description
10.26	Lease Agreement, executed November 2, 2005, between ACADIA Pharmaceuticals AB and Medeon Fastigheter AB (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.27	Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.28	Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and the Registrant, dated as of August 4, 2008 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

10.29	Registration Rights Agreement by and between Kingsbridge Capital Limited and the Registrant, dated as of August 4, 2008 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

10.30[a]	Description of Executive Officer Annual Incentive Cash Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed March 7, 2008).

10.31[b]	License Agreement, dated November 30, 2006, by and between the Registrant and Société de Conseils, de Recherches et d’Applications Scientifiques SAS, a French corporation member of the Ipsen Group (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 53).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[a]	Indicates management contract or compensatory plan or arrangement.
[b]	We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933.