Form 10-Q
period 2010-03-31
ACADIA PHARMACEUTICALS INC
filed 2010-05-10
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 30, 2010:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	38,336,377

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	March 31, 2010	December 31, 2009(1)
Assets
Cash and cash equivalents	$18,067	$18,122
Investment securities, available-for-sale	22,509	28,938
Prepaid expenses, receivables and other current assets	1,691	1,413

Total current assets	42,267	48,473
Property and equipment, net	870	1,062
Other assets	136	145

Total assets	$43,273	$49,680

Liabilities and Stockholders’ Equity
Accounts payable	$2,122	$2,947
Accrued expenses	5,048	5,358
Current portion of deferred revenue	6,089	6,037
Current portion of long-term debt	291	365

Total current liabilities	13,550	14,707

Long-term portion of deferred revenue	22,335	22,579
Long-term debt, less current portion	65	98
Other long-term liabilities	225	182

Total liabilities	36,175	37,566

Commitments (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2010 and December 31, 2009; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at March 31, 2010 and December 31, 2009; 38,335,389 shares and 38,332,119 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	351,357	350,872
Accumulated deficit	(344,732)	(339,245)
Accumulated other comprehensive income	469	483

Total stockholders’ equity	7,098	12,114

Total liabilities and stockholders’ equity	$43,273	$49,680

(1)	The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues
Collaborative revenues	$2,133	$374

Operating expenses
Research and development (includes stock-based compensation of $229 and $221 for the three months ended March 31, 2010 and 2009, respectively)	5,815	12,554
General and administrative (includes stock-based compensation of $252 and $354 for the three months ended March 31, 2010 and 2009, respectively)	1,814	2,988

Total operating expenses	7,629	15,542

Loss from operations	(5,496)	(15,168)
Interest income	21	191
Interest expense	(12)	(24)

Net loss	$(5,487)	$(15,001)

Net loss per common share, basic and diluted	$(0.14)	$(0.40)

Weighted average common shares outstanding, basic and diluted	38,333	37,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(5,487)	$(15,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174	225
Stock-based compensation	481	575
Other	(75)	31
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(285)	438
Other assets	8	(49)
Accounts payable	(815)	1,907
Accrued expenses	(304)	(1,088)
Deferred revenue	(116)	(347)
Other long-term liabilities	(33)	21

Net cash used in operating activities	(6,452)	(13,288)

Cash flows from investing activities
Purchases of investment securities	(8,106)	(2,735)
Maturities of investment securities	14,625	13,930
Purchases of property and equipment	—	(5)

Net cash provided by investing activities	6,519	11,190

Cash flows from financing activities
Proceeds from issuance of common stock	4	1
Repayments of long-term debt	(107)	(216)

Net cash used in financing activities	(103)	(215)

Effect of exchange rate changes on cash	(19)	(18)

Net decrease in cash and cash equivalents	(55)	(2,331)
Cash and cash equivalents
Beginning of period	18,122	21,171

End of period	$18,067	$18,840

Supplemental schedule of noncash investing and financing activities
Unrealized loss on investment securities	$(2)	$(142)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiaries, ACADIA Pharmaceuticals AB and ACADIA Pharmaceuticals A/S, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company has not been profitable and has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. In October 2009, the Company implemented a restructuring designed to streamline its operations, reduce its internal operating expenses, and extend its cash runway. In connection with the restructuring, the Company reduced its total workforce by about half. At March 31, 2010, the Company had an accumulated deficit of $344.7 million. The Company expects its operating losses to continue for at least the next several years as it pursues the development of its product candidates.

The Company will require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s clinical trials, the scope, prioritization and number of its research and development programs, and the ability of its collaborators and the Company to reach the milestones, and other events or developments under its collaboration agreements. Until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from private or public sales of its securities, debt financing, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that funding will be available on acceptable terms, or at all. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding pursuant to its Committed Equity Financing Facility (“CEFF”) or from other sources on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. The Company may be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Antidilutive options to purchase common stock	3,789	3,643
Antidilutive warrants to purchase common stock	1,613	1,743

	5,402	5,386

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. During the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense related to stock option awards and its employee stock purchase plan of $481,000 and $575,000, respectively. At March 31, 2010, total unrecognized compensation cost related to stock options and purchase plan rights was $2.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Net loss	$(5,487)	$(15,001)
Unrealized loss on investment securities	(2)	(142)
Foreign currency translation adjustments	(12)	(39)

Total comprehensive loss	$(5,501)	$(15,182)

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Accrued clinical development services	$3,704	$3,623
Accrued compensation and benefits	903	1,375
Other	441	360

Total	$5,048	$5,358

6. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three months ended March 31, 2010 and 2009 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows (in thousands):

	March 31, 2010	December 31 2009
	(unaudited)
United States	$621	$738
Europe	249	324

Total	$870	$1,062

7. Fair Value Measurements

As of March 31, 2010, the Company held $39.1 million of cash equivalents and available-for-sale investment securities consisting of a money market fund invested in securities of government sponsored enterprises (“GSEs”) and securities collateralized by GSEs, U.S. Treasury notes, and high quality, marketable debt instruments of GSEs. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred assets between the fair value measurement classifications. The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following hierarchy (in thousands):

	March 31, 2010	Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund invested in government sponsored enterprises	$16,624	$16,624	$—	$—
U.S. Treasury notes	3,769	3,769	—	—
Government sponsored enterprise securities	18,740	—	18,740	—

	$39,133	$20,393	$18,740	$—

8. Collaborative Research and Licensing Agreements

In May 2009, the Company entered into a collaboration and license agreement with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation, to co-develop and commercialize pimavanserin for neurological and psychiatric indications in the United States and Canada. The Company has retained the rights to pimavanserin in the rest of the world. Under the terms of the agreement, the Company received an upfront cash payment of $30 million. The Company is eligible to receive additional payments, excluding royalties, of up to an aggregate of $365 million, including up to $160 million in potential milestone payments associated with the successful completion of clinical trials, regulatory submissions and approvals of pimavanserin for Parkinson’s disease psychosis and Alzheimer’s disease psychosis, subject to certain offsets for up to 50 percent of the costs of successful Parkinson’s disease psychosis trials, up to $45 million in potential milestone payments should the parties successfully pursue a third indication, currently designated as schizophrenia, and up to $160 million in potential milestone payments as certain sales thresholds are met. The Company is also entitled to receive a 15 percent royalty on annual net sales of pimavanserin up to $100 million and a 20 percent royalty on annual net sales over $100 million. In addition to product royalties, the Company has the option to co-promote pimavanserin in the United States.

Biovail is responsible for all future costs associated with the development, manufacturing, and commercialization of pimavanserin in the territory in all indications with the exception of specified Parkinson’s disease psychosis study costs and of a planned Alzheimer’s disease psychosis feasibility study, which will be funded by the Company. Under the agreement, a new Phase III Parkinson’s disease psychosis trial will be funded by Biovail provided, however, that if the trial does not meet its primary endpoint, then the Company would reimburse Biovail 50 percent of the costs of this study. If this trial meets its primary endpoint, Biovail may credit 50 percent of the costs of the trial against the potential milestone payment triggered by the trial. In addition, if the Company funds a feasibility study in Alzheimer’s disease psychosis and this trial meets its primary endpoint, then Biovail would reimburse the Company 100 percent of the costs of that trial.

The upfront cash payment of $30 million received from Biovail in May 2009 has been deferred and is being recognized as revenue on a straight line basis over the estimated period of the Company’s performance under the agreement. Payments received from Biovail for the reimbursement of specified development costs have been deferred and are being recognized as revenue using a contingency-adjusted performance model over the estimated period of the Company’s performance. The portion of any payments received from Biovail that the Company may be required to reimburse in the event of an unsuccessful study are deferred by the Company until the outcome of the study is determined. The Company recognized revenues relating to this collaboration of $1.4 million during the three months ended March 31, 2010. At March 31, 2010, $25.3 million of revenue was deferred under this agreement, of which $5.4 million was included in current liabilities and $19.9 million was included in long-term liabilities.

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

As of March 31, 2010, the Company received an aggregate of $3 million in license fees pursuant to the agreement with Meiji Seika, which fees have been deferred and are being recognized as revenue ratably over the estimated period of the Company’s performance under the agreement. Payments received from Meiji Seika for the reimbursement of specified development costs have been deferred and are being recognized as revenue using a contingency-adjusted performance model over the estimated period of the Company’s performance. The Company recognized revenues relating to this collaboration of $154,000 during the three months ended March 31, 2010. No revenue was recognized during the three months ended March 31, 2009. At March 31, 2010, $2.8 million of revenue was deferred under this agreement, of which $315,000 was included in current liabilities and $2.5 million was included in long-term liabilities.

9. Commitments

The Company has also entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $14.9 million of future services under these agreements as of March 31, 2010. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

10. Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance which amends existing guidance related to revenue recognition for arrangements with multiple deliverables. The guidance provides accounting principles and application guidance for arrangements that contain multiple deliverables, including how the arrangement should be separated, and the consideration allocated to each deliverable. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In January 2010, the FASB amended authoritative guidance regarding the disclosure and transfer of financial assets between fair value classifications. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2009 included with our annual report on Form 10-K (“Annual Report”) filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, product candidates, proprietary and external programs, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our filings with the SEC, including this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We currently are developing a portfolio consisting of our four most advanced product candidates including pimavanserin, which we are developing for three separate neurological and psychiatric indications in collaboration with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation. These indications are Parkinson’s disease psychosis, which is in Phase III development, co-therapy for schizophrenia, for which Biovail is planning to initiate a Phase III trial, and Alzheimer’s disease psychosis, for which we are planning to initiate a Phase II feasibility study. In addition to our pimavanserin programs, we have a product candidate in Phase II development for chronic pain and a product candidate in Phase I development for glaucoma, both in collaboration with Allergan, and a program in IND-track development in collaboration with Meiji Seika. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. In October 2009, we implemented a restructuring designed to streamline our operations, reduce our operating expenses and extend our cash runway. In connection with this restructuring, we reduced our total workforce by about half. As of March 31, 2010, we had an accumulated deficit of $344.7 million. Although we have reduced our internal operating expenses significantly in connection with the restructuring, we expect our operating losses to continue for at least the next several years as we pursue clinical development of our product candidates.

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

Recent Developments

In April 2010, Dr. Joseph Friedman, a Professor at Brown University and a leading Parkinson’s disease expert, presented data from our previously reported Phase III trial with pimavanserin in patients with Parkinson’s disease psychosis, referred to as the -012 Study, at the American Academy of Neurology Annual Meeting. These data showed that while statistical significance was not achieved for the primary endpoint, the 40 mg pimavanserin arm consistently demonstrated signals of efficacy across a number of measures, including the Scale for the Assessment of Positive Symptoms, or SAPS, the CGI-I Scale, and assessments of nighttime sleep and caregiver burden. Additional data was presented demonstrating that pimavanserin was safe and well tolerated in the study with the frequency of adverse events generally similar in the pimavanserin and placebo arms.

We are continuing to prepare for a new Phase III trial in Parkinson’s disease psychosis, referred to as the -020 Study, which we expect to start mid-2010. The -020 Study will incorporate several refinements designed to help mitigate the placebo response and enhance the ability to demonstrate the efficacy of pimavanserin. As part of our planned study enhancements, we are refining the primary measure of efficacy to be limited to a focused set of items in the hallucinations and delusions domains of the SAPS that we believe are most reflective of the expression of Parkinson’s disease psychosis symptoms. We recently interacted with the U.S. Food and Drug Administration regarding our proposed study design for the

-020 Study and the agency was supportive of our proposed trial design and accepted our proposed refinement of the SAPS as the primary endpoint.

We also recently conducted an analysis of our second Phase III trial with pimavanserin in patients with Parkinson’s disease psychosis, referred to as the -014 Study. Because the -014 Study was designed similarly to the -012 Study but was testing doses of pimavanserin, which were lower than the 40 mg dose for which we observed signals of efficacy in the -012 Study, we and Biovail had decided to conclude enrollment of the -014 Study early and use the findings from that study to support of our design of the -020 Study. With the early conclusion of the -014 Study, we enrolled a total of 123 patients. In the -014 Study, we observed that the 20 mg pimavanserin arm showed a clear efficacy signal, though not statistically different from placebo on the SAPS, the primary efficacy measure. We observed a statistically significant difference between the 20 mg arm and placebo on day 42 on the CGI-I scale, a secondary efficacy endpoint. Pimavanserin also was shown to be safe and well tolerated in the -014 Study.

On May 6, 2010, our pimavaserin partner, Biovail, announced that they had recently met with the FDA to discuss the clinical program required for the use of pimavanserin together with risperidone to treat patients with schizophrenia. Biovail indicated that the FDA views this program as combination therapy and that two pivotal studies will be required to support a New Drug Application filing for this indication. Biovail also announced that based on the need to do routine safety assessments prior to initiating a Phase III trial with pimavanserin as combination therapy with risperidone, the first pivotal study may not commence until early 2011.

In March 2010, we entered into an amendment to extend the research term of our March 2003 collaboration with Allergan. This collaboration originally provided for a three-year research term, which ended in March 2006. The parties previously had extended the research term through March 2010. The most recent amendment extends the research term for one additional year, through March 2011. During the extended research term, the parties will focus joint research efforts on discovery activities in ophthalmic indications.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of March 31, 2010, we had received an aggregate of $95.5 million in payments under these agreements, including upfront payments, research funding, and milestone payments. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Biovail, Allergan, and Meiji Seika and potential additional collaborations.

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

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $16.7 million in payments as of March 31, 2010, consisting of an upfront payment, research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2011. We have had a reduced level of research activities and related research funding under this collaboration during the extension. In our two other collaboration agreements with Allergan, the parties are pursuing the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika, pursuant to which we received an aggregate of $3 million in license fees as of March 31, 2010. Under the agreement, we also are eligible to receive up to an aggregate of $22 million in potential development and regulatory milestones, as well as royalties on product sales, if any, in the Asian territory. Meiji Seika also is responsible for the first $15 million of development expenses and we will share the remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. Our agreement with Meiji Seika is subject to early termination upon specified events.

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

Prior to our collaboration with Biovail, which we established in May 2009, we were responsible for all costs incurred in the development of pimavanserin as well as the costs associated with our other internal programs. Pursuant to the collaboration agreement, Biovail is responsible for the costs associated with the development of pimavanserin in all indications in North America with the exception of specified Parkinson’s disease psychosis study costs and costs of a planned Alzheimer’s disease psychosis feasibility study, which will be funded by us. From time to time, we have coordinated and we expect to continue to coordinate certain other external development services pursuant to the collaboration, which Biovail is responsible for funding, including the new Phase III Parkinson’s disease psychosis study expected to start in mid-2010. Accordingly, we incur the related development costs for these external services and receive reimbursement of these costs by Biovail.

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

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. Our internal research and development expenses decreased significantly in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to the restructuring and related workforce reductions implemented in October 2009. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Costs of external service providers:
Pimavanserin	$3,638	$8,825
AM-831 and other	169	307

Subtotal	3,807	9,132
Internal costs	1,779	3,201
Stock-based compensation	229	221

Total research and development	$5,815	$12,554

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

Revenue Recognition

We recognize revenues in accordance with authoritative guidance established by U.S. GAAP. Our revenues are primarily related to our collaboration agreements, which may provide for various types of payments to us, including upfront payments, funding of research and development, milestone payments, and licensing fees. Our collaboration agreements also include potential payments for product royalties and commercial co-promotion; however, we have not received revenue from these two sources to date.

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

Upfront, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenues over the expected period of performance. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations, and the fair value of any undelivered items can be determined. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Payments for reimbursement of external development costs are generally recognized as revenues using a contingency-adjusted performance model over the expected period of performance based on the nature of the related agreement. The portion of any payments received that we may be required to reimburse in the event of an unsuccessful study are deferred by us until the outcome of the applicable study is determined.

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of March 31, 2010, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $2.6 million, and the weighted average period over which this cost is expected to be recognized is 3.0 years.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and potential future collaborations, and the progress and timing of expenditures related to our development efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenues

Revenues increased to $2.1 million for the three months ended March 31, 2010 from $374,000 for the three months ended March 31, 2009. This increase was primarily due to $1.4 million in revenues recognized under our collaboration with Biovail, which commenced in May 2009, as well as increased revenues from other agreements. Revenues from our collaborations with Allergan totaled $271,000 for the three months ended March 31, 2010, consistent with such revenues for the three months ended March 31, 2009. Revenues from our agreements with other parties, including our collaboration with Meiji Seika, which was established in March 2009, totaled $451,000 for the three months ended March 31, 2010 compared to $105,000 for the three months ended March 31, 2009.

Research and Development Expenses

Research and development expenses decreased to $5.8 million for the three months ended March 31, 2010, including $229,000 in stock-based compensation, from $12.6 million for the three months ended March 31, 2009, including $221,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $5.3 million in reduced external service costs and $1.4 million in decreased costs associated with our internal research and development organization. The decrease in internal research and development costs was primarily attributable to $1.0 million in decreased salaries and related personnel costs, and decreases in laboratory supply, equipment and other costs resulting from our restructuring and related workforce reductions implemented in October 2009. External service costs totaled $3.8 million, or 65 percent of our research and development expenses for the three months ended March 31, 2010, compared to $9.1 million, or 72 percent of our research and development expenses, for the comparable period in 2009. The decrease in external expenses was largely attributable to decreased costs incurred on our Phase III clinical trials for pimavanserin.

General and Administrative Expenses

General and administrative expenses decreased to $1.8 million for the three months ended March 31, 2010, including $252,000 in stock-based compensation, from $3.0 million for the three months ended March 31, 2009, including $354,000 in stock-based compensation. The decrease in general and administrative expenses was primarily due to $649,000 in decreased external service costs, and $525,000 in decreased salaries, related personnel costs and other internal costs resulting from our restructuring implemented in October 2009.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of March 31, 2010, we had received $326.7 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $95.5 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.0 million in interest income.

At March 31, 2010, we had approximately $40.6 million in cash, cash equivalents and investment securities compared to $47.1 million at December 31, 2009. We have consumed substantial amounts of capital since our inception. In October 2009, we implemented a restructuring designed to streamline our operations, reduce our internal operating expenses, and extend our cash runway. In connection with the restructuring, we reduced our total workforce by about half and have reduced our internal operating expenses significantly. We anticipate that our cash, cash equivalents and investment securities and anticipated payments from our collaborations will be sufficient to fund our operations through December 31, 2011.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. In August 2008, we entered into a Committed Equity Financing Facility, or CEFF, which provides us with access, at our discretion, to capital during a three-year period through the sale of newly-issued shares of our common stock. The funds that can be raised under the CEFF, if available, will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. The aggregate amount raised under the CEFF may not exceed $60 million. We may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $1.50. To date, we have only pursued one draw down under the CEFF in which we raised $1.2 million through the issuance of 785,271 shares of our common stock.

We cannot be certain that funding will be available to us on acceptable terms, or at all. Over the last two years, turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to additional financing over the near-term future. In particular, given the current market conditions, the disappointing results from our first Phase III Parkinson’s disease psychosis trial with pimavanserin, which we announced in September 2009, and any unfavorable outcome over the next two years in our development of pimavanserin could have a material adverse effect on our ability to raise additional capital. To the extent that the average price of our common stock is below the minimum share price of $1.50, we will not be able to raise money under the CEFF.

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

Net cash used in operating activities decreased to $6.5 million for the three months ended March 31, 2010 compared to $13.3 million for the three months ended March 31, 2009. This decrease was primarily due to a decrease in our net loss offset by net changes in operating assets and liabilities, including an aggregate decrease of $1.1 million in accounts payable and accrued expenses for the three months ended March 31, 2010 compared to an aggregate increase of $819,000 in accounts payable and accrued expenses for the three months ended March 31, 2009. The decrease in accounts payable and accrued expenses was primarily due to payments made for external service costs related to our clinical trials, the timing and amount of which may fluctuate significantly from period to period.

Net cash provided by investing activities totaled $6.5 million for the three months ended March 31, 2010 compared to $11.2 million for the three months ended March 31, 2009, and has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The decrease in net cash provided by investing activities for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to increased purchases of investment securities.

The following table summarizes our contractual obligations, including interest, at March 31, 2010 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$8,199	$1,793	$4,190	$2,216	$—
Long-term debt	381	311	70	—	—

Total	$8,580	$2,104	$4,260	$2,216	$—

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $14.9 million of future services under these agreements as of March 31, 2010. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and in high quality marketable debt instruments of corporations, financial institutions, and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2010, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2010, we had an accumulated deficit of approximately $344.7 million. We expect our annual net losses to continue over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the quarter ended March 31, 2010 were from our collaborations with Biovail, Allergan and Meiji Seika as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. The ongoing research term of our agreements with Allergan will end in March 2011 and additional payments (other than reimbursements) from our agreements with Biovail, Allergan, and Meiji Seika are dependent on successful advancement of our applicable product candidates. There is no guarantee that revenues from our collaborations will continue at current or past levels. Given the current economic environment, it is possible that our existing collaborators may elect to reduce their external spending.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we recently had an unsuccessful Phase III trial with our product candidate, pimavanserin. We expect to start a new Phase III trial with pimavanserin for the treatment of Parkinson’s disease psychosis around mid-2010. We also have announced plans with Biovail to pursue Phase III development with pimavanserin for co- therapy in schizophrenia, as well as plans for a Phase II feasibility trial for Alzheimer’s disease psychosis, which we expect to commence in the third quarter of 2010. An unfavorable outcome in one or more studies with pimavanserin would be a major set-back for the program, our collaboration with Biovail and for our company, generally. In particular, given the current conditions in the financial markets, an unfavorable outcome in one or more of these indications may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on our company and the value of our common stock. In addition, if the new Phase III trial planned for pimavanserin in Parkinson’s disease psychosis does not meet its primary endpoint, then we would be obligated to reimburse Biovail 50 percent of the costs of such trial, which could be significant. In addition to our pimavanserin programs, we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which are in Phase II and Phase I development, respectively.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash and investment securities totaled approximately $40.6 million at March 31, 2010. While we believe that our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements through December 31, 2011, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. Turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies, including us, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit our access to additional financing over the near-term future. This could have a material adverse effect on our ability to access sufficient funding, including pursuant to our Committed Equity Financing Facility, or CEFF, or from other sources. Specifically, we will not be able to raise money under the CEFF if the average price of our common stock is below the minimum share price of $1.50. Recently, our stock price has dropped below that minimum price threshold, which, if it remained below the threshold, would prevent us from accessing funds under the CEFF. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, if obtained, may significantly dilute existing stockholders, including any funds that may be raised under the CEFF.

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

Our collaboration with Meiji Seika is initially focused on the advancement of pro-cognitive drugs, or PCAPs, as a treatment for schizophrenia and related disorders. While Meiji Seika has rights to the PCAPs in the Asian territory, we have the right to pursue them, alone or with a partner, in the rest of the world. Under our collaboration for pimavanserin, Biovail has licensed the rights to Canada and the United States for the treatment of Parkinson’s disease psychosis, Alzheimer’s disease psychosis and other neurological and psychiatric conditions, which include schizophrenia. We have retained the rights to pimavanserin for the rest of the world. It is possible that the product candidates being developed under these programs could compete with each other. In addition, Biovail’s strategy is to pursue the commercialization of product candidates for central nervous system indications that are independent of our efforts to develop and commercialize pimavanserin.

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

We will need to continue to manage our organization following our most recent restructuring, and we may encounter difficulties with our reduced staffing and any future transitions, which could adversely affect our results of operations.

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

We face financial and administrative challenges in coordinating the operations of our European activities with our activities in California, which could have an adverse impact on our operations.*

Our principal executive offices are located in San Diego and we also have a subsidiary, ACADIA Pharmaceuticals AB, located in Malmö, Sweden that employed a small percentage of our total personnel as of March 31, 2010. The additional administrative expense required to coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

For example, our potential product for Parkinson’s disease psychosis would compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and with the generic drug clozapine. Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Fanapt marketed by Novartis Pharmaceuticals, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Our potential product for Alzheimer’s disease psychosis would compete with off-label use of antipsychotic drugs. In the area of chronic pain, potential products would compete with Neurontin and Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions may also make it difficult for stockholders to remove and replace our board of directors and management. These provisions:

•	establish that members of the board of directors may be removed only for cause upon the affirmative vote of stockholders owning at least a majority of our capital stock;

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and prevent or delay a takeover attempt;

•	limit who may call a special meeting of stockholders;

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	prohibit our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2 /3 percent stockholder approval; and

•	provide for a board of directors with staggered terms.

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

If the price of our common stock trades below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the Nasdaq Global Market.*

The Nasdaq Global Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock and to have a specified level of stockholder equity. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive trading days or do not meet the applicable stockholder equity threshold, we would fail to be in compliance with Nasdaq’s continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from the Nasdaq Global Market and we may not be able to maintain the continued listing of our common stock on the Nasdaq Global Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (filed as Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

Exhibit Number	Description of Document

10.1[a]	Fifth Amendment to Collaborative Research, Development and License Agreements, dated March 23, 2010, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc.

10.2	Lease Amendment, dated January 22, 2010, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2010).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ACADIA Pharmaceuticals Inc.

Date: May 10, 2010	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen
Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)