Form 10-Q
period 2010-06-30
ACADIA PHARMACEUTICALS INC
filed 2010-08-09
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 31, 2010:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	38,372,712

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	June 30, 2010	December 31, 2009(1)
Assets
Cash and cash equivalents	$8,811	$18,122
Investment securities, available-for-sale	25,464	28,938
Accounts receivable	2,930	507
Prepaid expenses and other current assets	1,113	906

Total current assets	38,318	48,473
Property and equipment, net	698	1,062
Other assets	150	145

Total assets	$39,166	$49,680

Liabilities and Stockholders’ Equity
Accounts payable	$2,300	$2,947
Accrued expenses	4,128	5,358
Current portion of deferred revenue	6,395	6,037
Current portion of long-term debt	161	365

Total current liabilities	12,984	14,707

Long-term portion of deferred revenue	22,844	22,579
Long-term debt, less current portion	51	98
Other long-term liabilities	131	182

Total liabilities	36,010	37,566

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2010 and December 31, 2009; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at June 30, 2010 and December 31, 2009; 38,372,712 shares and 38,332,119 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	351,771	350,872
Accumulated deficit	(349,020)	(339,245)
Accumulated other comprehensive income	401	483

Total stockholders’ equity	3,156	12,114

Total liabilities and stockholders’ equity	$39,166	$49,680

(1)	The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Collaborative revenues	$2,297	$1,820	$4,430	$2,194

Operating expenses
Research and development (includes stock-based compensation of $150, $283, $379 and $504, respectively)	5,041	11,979	10,857	24,533
General and administrative (includes stock-based compensation of $223, $333, $475 and $687, respectively)	1,552	2,662	3,366	5,649

Total operating expenses	6,593	14,641	14,223	30,182

Loss from operations	(4,296)	(12,821)	(9,793)	(27,988)
Interest income, net	8	93	18	260

Net loss	$(4,288)	$(12,728)	$(9,775)	$(27,728)

Net loss per common share, basic and diluted	$(0.11)	$(0.34)	$(0.25)	$(0.75)

Weighted average common shares outstanding, basic and diluted	38,347	37,220	38,341	37,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(9,775)	$(27,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	312	448
Stock-based compensation	854	1,191
Other	(244)	149
Changes in operating assets and liabilities:
Accounts receivable	(2,429)	(170)
Prepaid expenses and other current assets	(228)	484
Other assets	(7)	(2)
Accounts payable	(633)	1,695
Accrued expenses	(1,208)	(329)
Deferred revenue	623	30,967
Other long-term liabilities	(50)	2

Net cash provided by (used in) operating activities	(12,785)	6,707

Cash flows from investing activities
Purchases of investment securities	(25,057)	(35,209)
Maturities of investment securities	28,687	25,601
Proceeds from sales (purchases) of property and equipment	128	(7)

Net cash provided by (used in) investing activities	3,758	(9,615)

Cash flows from financing activities
Proceeds from issuance of common stock	44	131
Repayments of long-term debt	(251)	(437)

Net cash used in financing activities	(207)	(306)

Effect of exchange rate changes on cash	(77)	27

Net decrease in cash and cash equivalents	(9,311)	(3,187)
Cash and cash equivalents
Beginning of period	18,122	21,171

End of period	$8,811	$17,984

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	$6	$(204)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The Company has not been profitable and has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. In October 2009, the Company implemented a restructuring designed to streamline its operations, reduce its internal operating expenses, and extend its cash runway. In connection with the restructuring, the Company reduced its total workforce by about half. At June 30, 2010, the Company had an accumulated deficit of $349.0 million. The Company expects its operating losses to continue for at least the next several years as it pursues the development of its product candidates.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	4,466	3,751	4,065	3,694
Antidilutive warrants to purchase common stock	954	1,743	1,174	1,743

	5,420	5,494	5,239	5,437

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $373,000 and $854,000 during the three and six months ended June 30, 2010, respectively, and $616,000 and $1.2 million during the three and six months ended June 30, 2009, respectively. At June 30, 2010, total unrecognized compensation cost related to stock options and purchase plan rights was $2.5 million, which is expected to be recognized over a weighted-average period of 2.5 years.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net loss	$(4,288)	$(12,728)	$(9,775)	$(27,728)
Unrealized gain (loss) on investment securities	8	(62)	6	(204)
Foreign currency translation adjustments	(76)	70	(88)	31

Total comprehensive loss	$(4,356)	$(12,720)	$(9,857)	$(27,901)

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Accrued clinical development services	$3,235	$3,623
Accrued compensation and benefits	588	1,375
Other	305	360

Total	$4,128	$5,358

6. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and six months ended June 30, 2010 and 2009 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
United States	$520	$738
Europe	178	324

Total	$698	$1,062

7. Fair Value Measurements

As of June 30, 2010, the Company held $33.4 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred assets between the fair value measurement classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of June 30, 2010. The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following hierarchy (in thousands):

	June 30, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$7,892	$7,892	$—	$—
U.S. Treasury notes	752	752	—	—
Government sponsored enterprise securities	24,712	—	24,712	—

	$33,356	$8,644	$24,712	$—

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

Biovail is responsible for all future costs associated with the development, manufacturing, and commercialization of pimavanserin in the territory in all indications with the exception of specified Parkinson’s disease psychosis study costs and costs of a planned Alzheimer’s disease psychosis Phase II feasibility study, which will be funded by the Company. Under the agreement, a new Phase III Parkinson’s disease psychosis trial, which was recently initiated, will be funded by Biovail provided, however, that if the trial does not meet its primary endpoint, then the Company would reimburse Biovail 50 percent of the costs of this study. If this trial meets its primary endpoint, Biovail may credit 50 percent of the costs of the trial against the potential milestone payment triggered by the trial. In addition, if the Company funds a Phase II feasibility study in Alzheimer’s disease psychosis and this trial meets its primary endpoint, then Biovail would reimburse the Company 100 percent of the costs of that trial.

The upfront cash payment of $30 million received from Biovail in May 2009 has been deferred and is being recognized as revenue on a straight line basis over the estimated period of the Company’s performance under the agreement. Payments received from Biovail for the reimbursement of specified development costs have been deferred and are being recognized as revenue using a contingency-adjusted performance model over the estimated period of the Company’s performance. The portion of any payments received from Biovail that the Company may be required to reimburse in the event of an unsuccessful study are deferred by the Company until the outcome of the study is determined. The Company recognized revenues relating to this collaboration of $1.8 million and $3.2 million during the three and six months ended June 30, 2010, respectively, and $1.4 million and $1.4 million during the three and six months ended June 30, 2009, respectively. At June 30, 2010, $26.2 million of revenue was deferred under this agreement, of which $5.8 million was included in current liabilities and $20.4 million was included in long-term liabilities.

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

As of June 30, 2010, the Company had received an aggregate of $3 million in license fees pursuant to the agreement with Meiji Seika, which fees have been deferred and are being recognized as revenue ratably over the estimated period of the Company’s performance under the agreement. Payments received from Meiji Seika for the reimbursement of specified development costs have been deferred and are being recognized as revenue using a contingency-adjusted performance model over the estimated period of the Company’s performance. The Company recognized revenues relating to this collaboration of $83,000 and $237,000 during the three and six months ended June 30, 2010, respectively, and $53,000 and $53,000 during the three and six months ended June 30, 2009, respectively. At June 30, 2010, $2.8 million of revenue was deferred under this agreement, of which $319,000 was included in current liabilities and $2.5 million was included in long-term liabilities.

9. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which amends existing guidance related to revenue recognition for arrangements with multiple deliverables. The guidance provides accounting principles and application guidance for arrangements that contain multiple deliverables, including how the arrangement should be separated, and the consideration allocated to each deliverable. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In April 2010, the FASB issued an accounting standards update which provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We are developing a portfolio consisting of our four most advanced product candidates including pimavanserin, which we are developing for three separate neurological and psychiatric indications in collaboration with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation. These indications are Parkinson’s disease psychosis, which is in Phase III development, co-therapy for schizophrenia, for which Biovail is planning a Phase III trial, and Alzheimer’s disease psychosis, for which we are planning to initiate a Phase II feasibility study. In addition to our pimavanserin programs, we have a product candidate in Phase II development for chronic pain and a product candidate in Phase I development for glaucoma, both in collaboration with Allergan, and a program in IND-track development in collaboration with Meiji Seika. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. In October 2009, we implemented a restructuring designed to streamline our operations, reduce our operating expenses and extend our cash runway. As of June 30, 2010, we had an accumulated deficit of $349.0 million. Although we have reduced our internal operating expenses significantly in connection with the restructuring, we expect our operating losses to continue for at least the next several years as we pursue clinical development of our product candidates.

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

Recent Developments

In July 2010, we announced the initiation of a new Phase III trial, referred to as the -020 Study, designed to evaluate the efficacy, tolerability and safety of pimavanserin as a treatment for patients with Parkinson’s disease psychosis. The -020 Study is a multi-center, double-blind, placebo-controlled study, which is expected to enroll about 200 patients at clinical sites located in North America. This study builds on the signals of antipsychotic efficacy observed in our two previous Phase III trials and incorporates several refinements designed to help mitigate the placebo response, reduce variability and enhance sensitivity in measuring the efficacy of pimavanserin in treating patients with Parkinson’s disease psychosis.

Patients in the -020 Study will be randomized on a one-to-one basis to two study arms and will receive oral doses of either 40 mg of pimavanserin or placebo once daily for six weeks. Patients will continue to receive stable doses of their existing dopamine replacement therapy used to manage the motoric symptoms of Parkinson’s disease. The primary endpoint of the -020 Study is antipsychotic efficacy as measured using a group of nine items from the hallucinations and delusions domains of the Scale for the Assessment of Positive Symptoms, or SAPS, that we believe are most reflective of the expression of Parkinson’s disease psychosis symptoms. The primary endpoint will be assessed using centralized ratings. Motoric tolerability is a key secondary endpoint and will be measured using Parts II and III of the Unified Parkinson’s Disease Rating Scale, or UPDRS.

In addition to the -020 Study, we are continuing to conduct an open-label safety extension study, referred to as the -015 Study, which involves patients who completed either of two earlier Phase III Parkinson’s disease psychosis trials. Patients who complete the  -020 Study also will have the opportunity to enroll in the -015 Study if, in the opinion of the treating physician, the patient may benefit from continued treatment with pimavanserin.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of June 30, 2010, we had received an aggregate of $96.4 million in payments under these agreements, including upfront payments, research funding and milestone payments. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Biovail, Allergan, and Meiji Seika and potential additional collaborations.

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

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $16.9 million in payments as of June 30, 2010, consisting of an upfront payment, research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2011. We have had a reduced level of research activities and related research funding under this collaboration during the extension. In our two other collaboration agreements with Allergan, the parties are pursuing the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika, pursuant to which we received an aggregate of $3 million in license fees as of June 30, 2010. Under the agreement, we also are eligible to receive up to an aggregate of $22 million in potential development and regulatory milestones, as well as royalties on product sales, if any, in the Asian territory. Meiji Seika also is responsible for the first $15 million of development expenses and we will share the remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. Our agreement with Meiji Seika is subject to early termination upon specified events.

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

Prior to our collaboration with Biovail, which we established in May 2009, we were responsible for all costs incurred in the development of pimavanserin as well as the costs associated with our other internal programs. Pursuant to the collaboration agreement, Biovail is responsible for the costs associated with the development of pimavanserin in all indications in North America with the exception of specified Parkinson’s disease psychosis study costs and costs of an Alzheimer’s disease psychosis Phase II feasibility study, which will be funded by us. From time to time, we have coordinated and we expect to continue to coordinate certain other external development services pursuant to the collaboration, which Biovail is responsible for funding, including the -020 Study. Accordingly, we incur the related development costs for these external services and receive periodic reimbursement of these costs by Biovail.

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

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. Our internal research and development expenses decreased significantly in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 primarily due to the restructuring and related workforce reductions implemented in October 2009. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our development expenses for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
External costs:
Pimavanserin	$3,164	$8,029	$6,803	$16,891
AM-831 and other	247	361	416	631

Subtotal	3,411	8,390	7,219	17,522
Internal costs	1,480	3,306	3,259	6,507
Stock-based compensation	150	283	379	504

Total research and development	$5,041	$11,979	$10,857	$24,533

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of June 30, 2010, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $2.5 million, and the weighted average period over which this cost is expected to be recognized is 2.5 years.

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

Comparison of the Three Months Ended June 30, 2010 and 2009

Revenues

Revenues increased to $2.3 million for the three months ended June 30, 2010 from $1.8 million for the three months ended June 30, 2009. This increase was primarily due to increased revenues recognized under our collaboration with Biovail, which commenced in May 2009. Revenues from our collaboration with Biovail totaled $1.8 million for the three months ended June 30, 2010 compared to $1.4 million for the three months ended June 30, 2009. Revenues from our agreements with other parties, including our collaborations with Allergan and Meiji Seika, totaled $481,000 for the three months ended June 30, 2010 compared to $411,000 for the three months ended June 30, 2009.

Research and Development Expenses

Research and development expenses decreased to $5.0 million for the three months ended June 30, 2010, including $150,000 in stock-based compensation, compared to $12.0 million for the three months ended June 30, 2009, including $283,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $5.0 million in decreased external service costs and $2.0 million in decreased costs associated with our internal research and development organization. External service costs totaled $3.4 million, or 68 percent of our research and development expenses, for the three months ended June 30, 2010, compared to

$8.4 million, or 70 percent of our research and development expenses, for the comparable period in 2009. The decrease in external service costs was largely attributable to decreased costs incurred on our Phase III clinical trials for pimavanserin. The decrease in internal research and development costs was primarily attributable to $1.2 million in decreased salaries and related personnel costs, and decreases in other costs resulting from our restructuring and related workforce reductions implemented in October 2009.

General and Administrative Expenses

General and administrative expenses decreased to $1.6 million for the three months ended June 30, 2010, including $223,000 in stock-based compensation, from $2.7 million for the three months ended June 30, 2009, including $333,000 in stock-based compensation. The decrease in general and administrative expenses was primarily due to $624,000 in decreased salaries, related personnel costs and other costs resulting from our restructuring implemented in October 2009, and $486,000 in decreased external service costs.

Comparison of the Six Months Ended June 30, 2010 and 2009

Revenues

Revenues increased to $4.4 million for the six months ended June 30, 2010 from $2.2 million for the six months ended June 30, 2009. This increase was primarily due to $1.8 million in increased revenues recognized under our collaboration with Biovail, which commenced in May 2009, as well as increased revenues from other agreements. Revenues from our collaboration with Biovail totaled $3.2 million for the six months ended June 30, 2010 compared to $1.4 million for the six months ended June 30, 2009. Revenues from our collaborations with Allergan totaled $534,000 for the six months ended June 30, 2010, consistent with such revenues for the comparable period of 2009. Revenues from our agreements with other parties, including our collaboration with Meiji Seika, which was established in March 2009, totaled $668,000 for the six months ended June 30, 2010 compared to $252,000 for the six months ended June 30, 2009.

Research and Development Expenses

Research and development expenses decreased to $10.9 million for the six months ended June 30, 2010, including $379,000 in stock-based compensation, from $24.5 million for the six months ended June 30, 2009, including $504,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $10.3 million in decreased external service costs and $3.3 million in decreased costs associated with our internal research and development organization. External service costs totaled $7.2 million, or 66 percent of our research and development expenses, for the six months ended June 30, 2010, compared to $17.5 million, or 71 percent of our research and development expenses, for the comparable period in 2009. The decrease in external service costs was largely attributable to decreased costs incurred on our Phase III clinical trials for pimavanserin. The decrease in internal research and development costs was primarily attributable to $2.3 million in decreased salaries and related personnel costs and decreases in laboratory supply, equipment, facility and other costs resulting from our restructuring and related workforce reductions implemented in October 2009.

General and Administrative Expenses

General and administrative expenses decreased to $3.4 million for the six months ended June 30, 2010, including $475,000 in stock-based compensation, from $5.6 million for the six months ended June 30, 2009, including $687,000 in stock-based compensation. The decrease in general and administrative expenses was primarily due to $1.1 million in decreased external service costs, and $1.1 million in decreased salaries, related personnel costs and other costs resulting from our restructuring implemented in October 2009.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings and interest income. As of June 30, 2010, we had received $326.8 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $96.4 million in payments from collaboration agreements, $22.4 million in debt financing and $22.0 million in interest income.

At June 30, 2010, we had approximately $34.3 million in cash, cash equivalents and investment securities compared to $47.1 million at December 31, 2009. We have consumed substantial amounts of capital since our inception. In October 2009, we implemented a restructuring designed to streamline our operations, reduce our internal operating expenses and extend our cash runway. In connection with the restructuring, we reduced our total workforce by about half and have reduced our internal operating expenses significantly. We anticipate that our cash, cash equivalents, investment securities and anticipated payments from our collaborations will be sufficient to fund our operations through December 31, 2011.

We will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our clinical trials, preclinical studies and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, or other events or developments, under our collaboration agreements;

•	the extent to which we are obligated to reimburse our collaborators or our collaborators are obligated to reimburse us for clinical trial costs under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of product candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. In August 2008, we entered into a Committed Equity Financing Facility, or CEFF, which provides us with access, at our discretion, to capital during a three-year period through the sale of newly issued shares of our common stock. The funds that can be raised under the CEFF, if available, will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. The aggregate amount raised under the CEFF may not exceed $60 million. We may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $1.50. To date, we have utilized one draw down under the CEFF in which we raised $1.2 million through the issuance of 785,271 shares of our common stock.

We cannot be certain that funding will be available to us on acceptable terms, or at all. Over the last two years, turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to additional financing over the near-term future. In particular, given the current market conditions, the disappointing results from our first Phase III Parkinson’s disease psychosis trial with pimavanserin that we announced in September 2009, and any unfavorable outcome over the next two years in our development of pimavanserin could have a material adverse effect on our ability to raise additional capital. Our common stock is currently trading below the minimum share price threshold of $1.50, which is required for us to access the CEFF. To the extent that the average price of our common stock is below the minimum share price of $1.50, we will not be able to raise money under the CEFF.

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

We have invested a substantial portion of our available cash in a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of government sponsored enterprises. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. Our investment portfolio has not been adversely impacted by the disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

Net cash used in operating activities totaled $12.8 million for the six months ended June 30, 2010 compared to net cash provided by operating activities of $6.7 million for the six months ended June 30, 2009. The increase in net cash used in operating activities during the six months ended June 30, 2010 was primarily due to changes in operating assets and liabilities, including changes in deferred revenue, accounts receivable, accounts payable and accrued expenses, offset by a decrease in our net loss. Deferred revenue increased by $623,000 during the six months ended June 30, 2010 compared to an increase in deferred revenue of $31.0 million for the comparable period of 2009. The increase in deferred revenue for the six months ended June 30, 2009 was primarily attributable to the upfront payment received from our collaboration with Biovail and the initial licensing fees received from our collaboration with Meiji Seika, offset by initial revenues recognized pursuant to these agreements. During the six months ended June 30, 2010, accounts receivable increased by $2.4 million compared to an increase of $170,000 for the comparable period of 2009. The increase in accounts receivable during the six months ended June 30, 2010 was attributable to a receivable related to our collaboration with Biovail, which we received in July 2010. During the six months ended June 30, 2010, accounts payable and accrued expenses decreased by an aggregate of $1.8 million, compared to an aggregate increase in accounts payable and accrued expenses of $1.4 million for the six months ended June 30, 2009. The decrease in accounts payable and accrued expenses during the six months ended June 30, 2010 was primarily due to payments made for external service costs related to our clinical trials, the timing and amount of which may fluctuate significantly from period to period.

Net cash provided by investing activities totaled $3.8 million for the six months ended June 30, 2010 compared to net cash used in investing activities of $9.6 million for the six months ended June 30, 2009. Net cash provided by or used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. During the six months ended June 30, 2010, maturities of investment securities exceeded purchases by an aggregate of $3.6 million. During the comparable period in 2009, purchases of investment securities exceeded maturities by an aggregate of $9.6 million.

The following table summarizes our contractual obligations, including interest, at June 30, 2010 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$7,495	$1,700	$3,912	$1,883	$—
Long-term debt	228	173	55	—	—

Total	$7,723	$1,873	$3,967	$1,883	$—

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $14.7 million of future services under these agreements as of June 30, 2010. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies. In addition, certain of our payments for services in connection with the development of our product candidates are reimbursable pursuant to the terms of our collaboration agreements.

Pursuant to our collaboration with Biovail, our recently initiated Phase III Parkinson’s disease psychosis trial will be funded by Biovail. However, if this trial does not meet its primary endpoint, then we would be required to reimburse Biovail 50 percent of the costs of this study. We currently estimate that the amount of the potential reimbursement would be in the range of $5 million to $6 million. Because this potential reimbursement would only be required in the event the study does not meet its primary endpoint and it is uncertain when, or if, such event will occur, no amount is included in the above table.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 9 — Recent Accounting Pronouncements”.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and in high quality marketable debt instruments of corporations, financial institutions, and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2010, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2010.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2010, we had an accumulated deficit of approximately $349.0 million. We expect our annual net losses to continue over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the quarter ended June 30, 2010 were from our collaborations with Biovail, Allergan and Meiji Seika as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

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

In June 2010, Biovail Corporation, the parent of our collaborator Biovail, agreed to merge with Valeant Pharmaceuticals International, a specialty pharmaceutical company. Under the announced terms, once the merger is completed the chief executive officer of Valeant Pharmaceuticals International will become the chief executive officer of the combined company and the combined company’s board of directors will be comprised of equal numbers of representatives from the combining companies and one new director, the chairman of which will be the current chief executive officer of Biovail. There is no guarantee that the management of the merged Biovail will have the same strategic focus with respect to our pimavanserin collaboration, or resources to devote to the collaboration, if the merger is completed. In particular, Biovail Corporation has announced that it and Valeant will be conducting a review of their development pipeline. It is presently unknown what, if any, impact the outcome of such review would have on our programs that are being conducted in collaboration with Biovail.

Each of Biovail, Meiji Seika and Allergan can terminate our existing collaborations under specific circumstances, including in some cases the right to terminate without cause upon prior notice. We may not be able to renew our existing collaborations on acceptable terms, if at all. We also face competition in our search for new collaborators. Given the current economic environment, it is possible that competition for new collaborators may increase. If we are unable to renew any existing collaboration or find new collaborations, we may not be able to continue advancing our partnered programs by ourself.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we previously had an unsuccessful Phase III trial with our product candidate, pimavanserin. In July 2010, we announced the initiation of the -020 Study, a new Phase III trial with pimavanserin for the treatment of Parkinson’s disease psychosis. We also have announced plans with Biovail to pursue Phase III development with pimavanserin for co-therapy in schizophrenia, as well as plans for a Phase II feasibility trial for Alzheimer’s disease psychosis, which we expect to commence in the third quarter of 2010. An unfavorable outcome in one or more studies with pimavanserin would be a major set-back for the program, our collaboration with Biovail and for our company, generally. In particular, given the current conditions in the financial markets, an unfavorable outcome in one or more of these indications may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on our company and the value of our common stock. In addition, if the -020 Study does not meet its primary endpoint, then we would be obligated to reimburse Biovail 50 percent of the costs of such trial, which could be significant. In addition to our pimavanserin programs, we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which are in Phase II and Phase I development, respectively.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash and investment securities totaled approximately $34.3 million at June 30, 2010. While we believe that our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements through December 31, 2011, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. Turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies, including us, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit our access to additional financing over the near-term future. This could have a material adverse effect on our ability to access sufficient funding, including pursuant to our Committed Equity Financing Facility, or CEFF, or from other sources. Specifically, we will not be able to raise money under the CEFF if the average price of our common stock is below the minimum share price of $1.50. Recently, our stock price has been trading below that minimum price threshold, which, if it remains below the threshold, would prevent us from accessing funds under the CEFF. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, if obtained, may significantly dilute existing stockholders, including any funds that may be raised under the CEFF.

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

We face financial and administrative challenges in coordinating the operations of our European activities with our activities in California, which could have an adverse impact on our operations.*

Our principal executive offices are located in San Diego and we also have a subsidiary, ACADIA Pharmaceuticals AB, located in Malmö, Sweden that employed a small percentage of our total personnel as of June 30, 2010. The additional administrative expense required to coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

Laws and regulations affecting public companies, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules adopted or proposed by the SEC and by The Nasdaq Global Market, have resulted in, and will continue to result in, significant costs to us as we evaluate the implications of these rules and respond to their requirements. We issued an evaluation of our internal control over financial reporting under Section 404 of SOX with our Annual Report. In the future, if we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees, and as our executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Healthcare legislation may make it more difficult to receive revenues, if we have products that are approved.*

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to our potential product candidates are the following:

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning in 2011;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective as of January 2010;

•

new requirements to report certain financial arrangements with physicians, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013, and reporting any investment interests held by physicians and their immediate family members during the preceding calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We expect that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

We currently do not meet continued listing requirements of the Nasdaq Global Market and, if we do not regain compliance, our common stock may be delisted from the Nasdaq Global Market.*

The Nasdaq Global Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. On August 2, 2010, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that we did not comply with the minimum $50 million market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Global Market. Nasdaq stated in its letter that, in accordance with Nasdaq rules, we have a grace period of 180 calendar days until January 31, 2011, to regain compliance. During this period, compliance will be regained if our MVLS closes at $50 million or more for a minimum of 10 consecutive business days or we report stockholders’ equity of $10 million or more, which is an alternative listing requirement. In addition to the MVLS listing requirement, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive trading days we would fail to be in compliance with that continued listing standard. If we are unable to cure the current MVLS non-compliance, or become non-compliant for another reason, our common stock may be delisted from the Nasdaq Global Market and we may not be able to maintain the continued listing of our common stock on the Nasdaq Global Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to Registration Statement No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (filed as Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

10.1[a]	2010 Equity Incentive Plan

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[a]	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: August 9, 2010	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen
Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)