Form 10-Q
period 2010-09-30
ACADIA PHARMACEUTICALS INC
filed 2010-11-09
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 29, 2010:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	39,299,302

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	September 30, 2010	December 31, 2009(1)
Assets
Cash and cash equivalents	$9,656	$18,122
Investment securities, available-for-sale	22,570	28,938
Accounts receivable	1,934	507
Prepaid expenses and other current assets	832	906

Total current assets	34,992	48,473
Property and equipment, net	622	1,062
Other assets	136	145

Total assets	$35,750	$49,680

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$2,617	$2,947
Accrued expenses	3,760	5,358
Current portion of deferred revenue	6,680	6,037
Current portion of long-term debt	111	365

Total current liabilities	13,168	14,707

Long-term portion of deferred revenue	22,602	22,579
Long-term debt, less current portion	41	98
Other long-term liabilities	113	182

Total liabilities	35,924	37,566

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2010 and December 31, 2009; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at September 30, 2010 and December 31, 2009; 38,826,312 shares and 38,332,119 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	352,541	350,872
Accumulated deficit	(353,247)	(339,245)
Accumulated other comprehensive income	528	483

Total stockholders’ equity (deficit)	(174)	12,114

Total liabilities and stockholders’ equity (deficit)	$35,750	$49,680

(1)	The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Collaborative revenues	$2,301	$2,435	$6,731	$4,630

Operating expenses
Research and development (includes stock-based compensation of $133, $280, $512, and $784, respectively)	4,965	9,215	15,822	33,749
General and administrative (includes stock-based compensation of $260, $331, $735, and $1,018, respectively)	1,578	1,994	4,944	7,643

Total operating expenses	6,543	11,209	20,766	41,392

Loss from operations	(4,242)	(8,774)	(14,035)	(36,762)
Interest income, net	15	46	33	306

Net loss	$(4,227)	$(8,728)	$(14,002)	$(36,456)

Net loss per common share, basic and diluted	$(0.11)	$(0.23)	$(0.37)	$(0.98)

Weighted average common shares outstanding, basic and diluted	38,383	37,383	38,355	37,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(14,002)	$(36,456)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	413	667
Stock-based compensation	1,247	1,802
Other	(296)	170
Changes in operating assets and liabilities:
Accounts receivable	(1,423)	(325)
Prepaid expenses and other current assets	94	865
Other assets	9	18
Accounts payable	(353)	252
Accrued expenses	(1,593)	(1,315)
Deferred revenue	666	29,374
Other long-term liabilities	(69)	(6)

Net cash used in operating activities	(15,307)	(4,954)

Cash flows from investing activities
Purchases of investment securities	(36,464)	(39,222)
Maturities of investment securities	43,037	40,162
Proceeds from sales (purchases) of property and equipment	128	(24)

Net cash provided by investing activities	6,701	916

Cash flows from financing activities
Proceeds from issuance of common stock	422	705
Repayments of long-term debt	(311)	(621)

Net cash provided by financing activities	111	84

Effect of exchange rate changes on cash	29	105

Net decrease in cash and cash equivalents	(8,466)	(3,849)
Cash and cash equivalents
Beginning of period	18,122	21,171

End of period	$9,656	$17,322

Supplemental schedule of noncash investing and financing activities
Unrealized gain (loss) on investment securities	$2	$(216)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiaries, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company has not been profitable and has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. At September 30, 2010, the Company had an accumulated deficit of $353.2 million. The Company expects its operating losses to continue for at least the next several years as it pursues the development of its product candidates.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	4,530	3,756	4,160	3,699
Antidilutive warrants to purchase common stock	294	1,678	954	1,711

	4,824	5,434	5,114	5,410

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $393,000 and $1.2 million during the three and nine months ended September 30, 2010, respectively, and $611,000 and $1.8 million during the three and nine months ended September, 2009, respectively. At September 30, 2010, total unrecognized compensation cost related to stock options and purchase plan rights was $2.1 million, which is expected to be recognized over a weighted-average period of 2.4 years.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net loss	$(4,227)	$(8,728)	$(14,002)	$(36,456)
Unrealized gain (loss) on investment securities	(4)	(12)	2	(216)
Foreign currency translation gain	130	109	43	140

Total comprehensive loss	$(4,101)	$(8,631)	$(13,957)	$(36,532)

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Accrued clinical and research services	$2,972	$3,623
Accrued compensation and benefits	436	1,375
Other	352	360

Total	$3,760	$5,358

6. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three and nine months ended September 30, 2010 and 2009 were generated in the United States. Information regarding long-lived assets by geographic area as of the dates indicated were as follows (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
United States	$448	$738
Europe	174	324

Total	$622	$1,062

7. Fair Value Measurements

As of September 30, 2010, the Company held $31.6 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred assets between the fair value measurement classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of September 30, 2010. The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following hierarchy (in thousands):

	September 30, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$9,023	$9,023	$—	$—
U.S. Treasury notes	2,561	2,561	—	—
Government sponsored enterprise securities	20,009	—	20,009	—

	$31,593	$11,584	$20,009	$—

8. Collaboration and License Agreements

In May 2009, the Company entered into a collaboration and license agreement with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation, to co-develop and commercialize pimavanserin for neurological and psychiatric indications in the United States and Canada. Under the terms of the agreement, the Company received an upfront non-refundable cash payment of $30 million and was eligible to receive potential development, regulatory and sales milestone payments as well as royalties on future net sales of pimavanserin. The upfront non-refundable cash payment of $30 million received from Biovail was deferred and was being recognized as revenue on a straight line basis over the estimated period of the Company’s performance under the agreement. Payments received from Biovail for the reimbursement of specified development costs have been deferred and were being recognized as revenue using a contingency-adjusted performance model over this estimated period. The Company recognized revenues relating to this collaboration of $1.7 million and $4.9 million during the three and nine months ended September 30, 2010, respectively, and $1.9 million and $3.3 million during the three and nine months ended September 30, 2009, respectively. At September 30, 2010, $25.9 million of revenue was deferred under this collaboration, of which $6.0 million was included in current liabilities and $19.9 million was included in long-term liabilities. On October 27, 2010, the Company and Biovail entered into an agreement pursuant to which the parties agreed to end their collaboration as discussed further in Note 10, Subsequent Events.

In March 2009, the Company entered into a collaboration and license agreement with Meiji Seika Kaisha, Ltd. (“Meiji Seika”) to develop and commercialize a novel class of pro-cognitive drugs to treat patients with schizophrenia and related disorders in Japan and several other Asian countries. Under the agreement, the Company is eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestone payments, in addition to royalties on product sales, if any, in the Asian territory. Meiji Seika also is responsible for the first $15 million of development expenses, of which approximately $1.0 million had been expended as of September 30, 2010. The companies will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event the Company further licenses the program outside of the Asian territory. Meiji Seika is responsible for all costs associated with the development, manufacturing and commercialization of the product candidate in the Asian territory. Meiji Seika is eligible to share a portion of any product-related revenues received by the Company in the rest of the world.

As of September 30, 2010, the Company had received an aggregate of $3 million in license fees pursuant to the agreement with Meiji Seika, which fees have been deferred and are being recognized as revenue ratably over the estimated period of the Company’s performance under the agreement. Payments received from Meiji Seika for the reimbursement of specified development costs have been deferred and are being recognized as revenue using a contingency-adjusted performance model over the estimated period of the

Company’s performance. The Company recognized revenues relating to this collaboration of $137,000 and $375,000 during the three and nine months ended September 30, 2010, respectively, and $57,000 and $110,000 during the three and nine months ended September 30, 2009, respectively. At September 30, 2010, $3.0 million of revenue was deferred under this agreement, of which $357,000 was included in current liabilities and $2.7 million was included in long-term liabilities.

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

10. Subsequent Events

On October 27, 2010, the Company and Biovail entered into an agreement pursuant to which the parties agreed to end their collaboration and license agreement to develop and commercialize pimavanserin in the United States and Canada. Under this agreement, the Company regained all rights to pimavanserin and received a one-time cash payment of $8.75 million from Biovail. The Company has no ongoing involvement with, and will have no future obligation to, Biovail. In connection with the agreement to end the collaboration, during the fourth quarter of 2010, the Company will record as revenue all of the remaining unrecognized deferred revenue from the Biovail collaboration, which totaled $25.9 million at September 30, 2010, and also will record as revenue the $8.75 million one-time cash payment received from Biovail.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We have a portfolio consisting of four product candidates including pimavanserin, which is in Phase III clinical development as a treatment for Parkinson’s disease psychosis. In addition to pimavanserin, we have a product candidate in Phase II for chronic pain and a product candidate in Phase I for glaucoma, both in collaboration with Allergan, as well as a product candidate in IND-track development for schizophrenia in collaboration with Meiji Seika Kaisha. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of September 30, 2010, we had an accumulated deficit of $353.2 million. We expect our operating losses to continue for at least the next several years as we pursue clinical development of our product candidates.

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

Recent Developments

In September 2010, Biovail Corporation (“Biovail”), the parent of our collaborator Biovail Laboratories International SRL, agreed to merge with Valeant Pharmaceuticals International, a specialty pharmaceutical company. Following the merger, in October 2010 we entered into an agreement pursuant to which we and Biovail agreed to end our collaboration to develop and commercialize pimavanserin in the United States and Canada. Under the agreement, we regained all rights to pimavanserin and received a one-time cash payment of $8.75 million from Biovail. The parties have no further financial obligations to each other.

We are continuing to conduct the ongoing Phase III clinical trials with pimavanserin for Parkinson’s disease psychosis. In order to focus our resources on this advanced program, we will not continue with planned clinical trials for pimavanserin in Alzheimer’s disease psychosis or schizophrenia at this time.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of September 30, 2010, we had received an aggregate of $99.7 million in payments under these agreements, including upfront payments, research funding and milestone payments. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our ongoing collaborations with Allergan and Meiji Seika and potential additional collaborations.

In May 2009, we entered into a collaboration agreement with Biovail, pursuant to which we received a non-refundable $30 million upfront payment. Pursuant to this collaboration, we also were eligible to receive potential development, regulatory and sales milestones as well as royalties on future net sales of pimavanserin. In October 2010, we entered into an agreement with Biovail to end our collaboration and regain all rights to pimavanserin. During the fourth quarter of 2010, we will record as revenue all of the remaining unrecognized deferred revenue from the Biovail collaboration, which totaled $25.9 million at September 30, 2010, and also will record as revenue the $8.75 million one-time cash payment received upon the termination of this collaboration. Thereafter, we will no longer recognize revenues from this collaboration and, as a result, we expect our revenues to decrease beginning in the first quarter of 2011.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $17.2 million in payments as of September 30, 2010, consisting of an upfront payment, research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2011. We have had a reduced level of research activities and related research funding under this collaboration during the extension. In our two other collaboration agreements with Allergan, the parties are pursuing the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika, pursuant to which we received an aggregate of $3 million in license fees as of September 30, 2010. Under the agreement, we also are eligible to receive up to an aggregate of $22 million in potential development and regulatory milestones, as well as royalties on product sales, if any, in the Asian territory. Meiji Seika also is responsible for the first $15 million of development expenses, of which approximately $1.0 million had been expended as of September 30, 2010. We will share the remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. Our agreement with Meiji Seika is subject to early termination upon specified events.

Research and Development Expenses

Our research and development expenses consist primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidates, including pimavanserin. Following our agreement with Biovail in October 2010 to end our collaboration to develop and commercialize pimavanserin, we regained all rights to this product candidate and we will be responsible for all future costs incurred in the development of pimavanserin as well as the costs associated with our other internal programs.

Pursuant to our collaboration with Meiji Seika, which we established in March 2009, Meiji Seika is responsible for the first $15 million of development expenses for the product candidate, AM-831, and we and Meiji Seika will share remaining expenses through clinical proof-of-concept, subject to possible adjustment. We expect to coordinate a significant portion of the planned external development services and, accordingly, we will incur the related development costs for these external services and receive reimbursement of Meiji Seika’s portion of these costs pursuant to the agreement. Meiji Seika is responsible for all costs associated with the development of AM-831 in the Asian territory. Pursuant to our collaborations with Allergan, covering our clinical programs for chronic pain and glaucoma, we are not responsible for, nor have we incurred, development expenses, including costs related to clinical trials.

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. Our internal research and development expenses decreased significantly in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 primarily due to a restructuring and related workforce reductions implemented in October 2009. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our development expenses for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
External costs:
Pimavanserin	$3,024	$5,955	$9,827	$22,846
AM-831 and other	396	155	812	786

Subtotal	3,420	6,110	10,639	23,632
Internal costs	1,412	2,825	4,671	9,333
Stock-based compensation	133	280	512	784

Total research and development	$4,965	$9,215	$15,822	$33,749

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

Revenue Recognition

We recognize revenues in accordance with authoritative guidance established by U.S. GAAP. Our revenues are primarily related to our collaboration agreements, which may provide for various types of payments to us, including upfront payments, funding of research and development, milestone payments, and licensing fees. Our collaboration agreements also include potential payments for product royalties; however, we have not received any product royalties to date.

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes model. The estimated fair values of stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of September 30, 2010, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $2.1 million, and the weighted average period over which this cost is expected to be recognized is 2.4 years.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and potential future collaborations, including as a result of the recent termination of our collaboration with Biovail, and the progress and timing of expenditures related to our development efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenues

Revenues totaled $2.3 million for the three months ended September 30, 2010 compared to $2.4 million for the three months ended September 30, 2009. The decrease in revenues was primarily due to decreased revenues recognized under our collaboration with Biovail, partially offset by an increase in revenues recognized from our agreements with other parties. Revenues from our collaboration with Biovail totaled $1.7 million for the three months ended September 30, 2010 compared to $1.9 million for the three months ended September 30, 2009. Revenues from our agreements with other parties, including our ongoing collaborations with Allergan and Meiji Seika, totaled $638,000 for the three months ended September 30, 2010 compared to $567,000 for the three months ended September 30, 2009.

Research and Development Expenses

Research and development expenses decreased to $5.0 million for the three months ended September 30, 2010, including $133,000 in stock-based compensation, from $9.2 million for the three months ended September 30, 2009, including $280,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $2.7 million in decreased external service costs and $1.5 million in decreased costs associated with our internal research and development organization. External service costs totaled $3.4 million, or 69 percent of our research and development expenses, for the three months ended September 30, 2010, compared to $6.1 million, or 66 percent of our research and development expenses, for the comparable period in 2009. The decrease in external service costs was largely attributable to decreased costs incurred on our Phase III clinical trials for pimavanserin. The decrease in internal research and development costs was primarily attributable to $819,000 in decreased salaries and related personnel costs, and decreases in other costs resulting from a restructuring and related workforce reductions implemented in October 2009.

General and Administrative Expenses

General and administrative expenses decreased to $1.6 million for the three months ended September 30, 2010, including $260,000 in stock-based compensation, from $2.0 million for the three months ended September 30, 2009, including $331,000 in stock-based compensation. The decrease in general and administrative expenses was primarily due to $167,000 in decreased salaries, related personnel costs and other costs resulting from a restructuring implemented in October 2009, and $150,000 in decreased external service costs.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Revenues

Revenues increased to $6.7 million for the nine months ended September 30, 2010 from $4.6 million for the nine months ended September 30, 2009. This increase was primarily due to $1.6 million in increased revenues recognized under our collaboration with Biovail as well as increased revenues from other agreements. Revenues from our collaboration with Biovail totaled $4.9 million for the nine months ended September 30, 2010 compared to $3.3 million for the nine months ended September 30, 2009. Revenues from our collaborations with Allergan totaled $800,000 for the nine months ended September 30, 2010, consistent with such revenues for the comparable period in 2009. Revenues from our agreements with other parties, including our collaboration with Meiji Seika, totaled $1.0 million for the nine months ended September 30, 2010 compared to $546,000 for the nine months ended September 30, 2009.

Research and Development Expenses

Research and development expenses decreased to $15.8 million for the nine months ended September 30, 2010, including $512,000 in stock-based compensation, from $33.7 million for the nine months ended September 30, 2009, including $784,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $13.0 million in decreased external service costs and $4.9 million in decreased costs associated with our internal research and development organization. External service costs totaled $10.6 million, or 67 percent of our research and development expenses, for the nine months ended September 30, 2010, compared to $23.6 million, or 70 percent of our research and development expenses, for the comparable period in 2009. The decrease in external service costs was largely attributable to decreased costs incurred on our Phase III clinical trials for pimavanserin. The decrease in internal research and development costs was primarily attributable to $3.1 million in decreased salaries and related personnel costs and decreases in laboratory supply, equipment, facility and other costs resulting from a restructuring and related workforce reductions implemented in October 2009.

General and Administrative Expenses

General and administrative expenses decreased to $4.9 million for the nine months ended September 30, 2010, including $735,000 in stock-based compensation, from $7.6 million for the nine months ended September 30, 2009, including $1.0 million in stock-based compensation. The decrease in general and administrative expenses was primarily due to $1.4 million in decreased salaries, related personnel costs and other costs resulting from a restructuring implemented in October 2009 and $1.3 million in decreased external service costs.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings and interest income. As of September 30, 2010, we had received $327.1 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $99.7 million in payments from collaboration agreements, $22.4 million in debt financing and $22.0 million in interest income.

At September 30, 2010, we had approximately $32.2 million in cash, cash equivalents and investment securities compared to $47.1 million at December 31, 2009. We have consumed substantial amounts of capital since our inception. In connection with our October 2010 agreement with Biovail to end our collaboration, we received a one-time cash payment of $8.75 million and regained all rights to pimavanserin. We currently anticipate that our cash, cash equivalents, investment securities and anticipated payments from our ongoing collaborations will be sufficient to fund our operations to mid-2012.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. In August 2008, we entered into a Committed Equity Financing Facility, or CEFF, which provides us with access, at our discretion, to capital during a three-year period ending in August 2011 through the sale of newly issued shares of our common stock. The funds that can be raised under the CEFF, if available, will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. The aggregate amount raised under the CEFF may not exceed $60 million. Under the terms of the CEFF, we may access capital in tranches of up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $0.90. To date, we have raised $2.0 million through the issuance of 1.7 million shares of our common stock pursuant to the CEFF.

We cannot be certain that funding will be available to us on acceptable terms, or at all. Over the last two years, turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to additional financing over the near-term future. In particular, given the current market conditions, the disappointing results from our first Phase III Parkinson’s disease psychosis trial with pimavanserin that we announced in September 2009, and any unfavorable outcome over the next two years in our development of pimavanserin could have a material adverse effect on our ability to raise additional capital. Our common stock is currently trading below the minimum share price threshold of $0.90, which is required for us to access the CEFF. To the extent that the average price of our common stock is below the minimum share price of $0.90, we will not be able to raise money under the CEFF.

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

Net cash used in operating activities increased to $15.3 million for the nine months ended September 30, 2010 from $5.0 million for the nine months ended September 30, 2009. This increase was primarily due to changes in operating assets and liabilities, including changes in deferred revenue, accounts receivable, and accounts payable and accrued expenses, offset by a decrease in our net loss. Deferred revenue increased by $666,000 during the nine months ended September 30, 2010 compared to an increase in deferred revenue of $29.4 million for the comparable period of 2009. The increase in deferred revenue for the nine months ended September 30, 2009 was primarily attributable to the upfront payment received from a collaboration with Biovail and the initial licensing fees received from our collaboration with Meiji Seika, offset by initial revenues recognized pursuant to these agreements. During the nine months ended September 30, 2010, accounts receivable increased by $1.4 million compared to an increase of $325,000 for the comparable period of 2009. The increase in accounts receivable during the nine months ended September 30, 2010 was attributable to a receivable related to our collaboration with Biovail, which amount was received in October 2010. During the nine months ended September 30, 2010, accounts payable and accrued expenses decreased by an aggregate of $1.9 million, compared to an aggregate decrease in accounts payable and accrued expenses of $1.1 million for the nine months ended September 30, 2009. The decrease in accounts payable and accrued expenses during the nine months ended September 30, 2010 was primarily due to payments made for external service costs related to our clinical trials, the timing and amount of which may fluctuate significantly from period to period.

Net cash provided by investing activities increased to $6.7 million for the nine months ended September 30, 2010 from $916,000 for the for the nine months ended September 30, 2009. Net cash provided by or used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. During the nine months ended September 30, 2010, maturities of investment securities exceeded purchases by an aggregate of $6.6 million. During the comparable period in 2009, maturities of investment securities exceeded purchases by an aggregate of $940,000.

The following table summarizes our contractual obligations, including interest, at September 30, 2010 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years
Operating leases	$7,240	$1,682	$3,862	$1,696
Long-term debt	163	120	43	—

Total	$7,403	$1,802	$3,905	$1,696

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $11.5 million of future services under these agreements as of September 30, 2010. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies. In addition, certain of our payments for services in connection with the development of our product candidates are reimbursable pursuant to the terms of our collaboration agreements.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 9 — Recent Accounting Pronouncements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2010, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2010.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) either contain changes to the similarly titled risk factor included in Item 1A to our Annual Report or are new risk factors since we filed our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2010, we had an accumulated deficit of approximately $353.2 million. We expect our annual net losses to continue over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the quarter ended September 30, 2010 were from our collaborations with Biovail, Allergan and Meiji Seika as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. In connection with our October 2010 agreement with Biovail to end our collaboration and regain all rights to pimavanserin, during the fourth quarter of 2010, we will record as revenue all of the remaining unrecognized deferred revenue from the Biovail collaboration, which totaled $25.9 million at September 30, 2010, and also will record as revenue the $8.75 million one-time payment received upon the termination of this collaboration. Thereafter, we will no longer recognize revenue from this collaboration and, as a result, we expect our revenues to decrease beginning in the first quarter of 2011.

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

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaborations with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. The ongoing research term of our agreements with Allergan will end in March 2011 and additional payments from our agreements with Allergan and Meiji Seika are dependent on successful advancement of our applicable product candidates. There is no guarantee that revenues from our ongoing collaborations will continue at current or past levels. Given the current economic environment, it is possible that our existing collaborators may elect to reduce their external spending.

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

Each of Meiji Seika and Allergan can terminate our existing collaborations under specific circumstances, including in some cases the right to terminate without cause upon prior notice. We may not be able to renew our existing collaborations on acceptable terms, if at all. We also face competition in our search for new collaborators, if we seek a new partner for our pimavanserin program.

Given the current economic environment, it is possible that competition for new collaborators may increase. If we are unable to renew any existing collaboration or find new collaborations, we may not be able to continue advancing our programs alone.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash and investment securities totaled approximately $32.2 million at September 30, 2010. While we believe that our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements to mid-2012, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. Turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies, including us, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit our access to additional financing over the near-term future. This could have a material adverse effect on our ability to access sufficient funding, including pursuant to our Committed Equity Financing Facility, or CEFF, or from other sources. Specifically, we will not be able to raise money under the CEFF if the average price of our common stock is below the minimum share price of $0.90. Recently, our stock price has been trading below that minimum price threshold, which, if it remains below the threshold, would prevent us from accessing funds under the CEFF. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, if obtained, may significantly dilute existing stockholders, including any funds that may be raised under the CEFF.

We recently ended our collaboration with Biovail covering the development of our lead product candidate, pimavanserin, in North America and will now be solely responsible for the advancement of this program. *

In September 2010, Biovail Corporation, the parent of our collaborator Biovail, merged with Valeant Pharmaceuticals International, a specialty pharmaceutical company. Following the merger, we entered into an agreement with Biovail to end the parties’ collaboration, which allowed us to regain the rights that we had licensed to Biovail and receive a one-time payment of $8.75 million. Pursuant to the collaboration, Biovail was responsible for funding the development of pimavanserin, seeking regulatory approval and any future marketing of pimavanserin in North America. Following the end of the collaboration, we now have full responsibility for the pimavanserin program. While we are continuing to run the ongoing trials for pimavanserin, we would need to add resources in the future in order to take this product candidate to market, if we do not secure another partner.

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

An unfavorable outcome in our Phase III trial with pimavanserin would be a major set-back for the program and for our company, generally. In particular, given the current conditions in the financial markets, an unfavorable outcome in this or other studies in our pimavanserin program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on our company and the value of our common stock. In addition to our pimavanserin program, we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which are in Phase II and Phase I development, respectively.

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

Our Committed Equity Financing Facility may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge Capital Limited and may result in dilution to our stockholders.*

Pursuant to the CEFF, Kingsbridge committed to purchase up to the lesser of $60 million or up to approximately 7 million shares of our common stock over a three-year period ending in August 2011. Through October 2010, we have utilized two draw downs under the CEFF in which we raised an aggregate of $2.0 million through the issuance of 1.7 million shares of our common stock. Kingsbridge will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price of $0.90 for our common stock, the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF, and customary other conditions, such as accuracy of representations and warranties and compliance with applicable laws. Kingsbridge is permitted to terminate the CEFF under certain circumstances. If we are unable to access funds through the CEFF or Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms or at all.

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

We will need to continue to manage our organization and we may encounter difficulties with our reduced staffing and any future transitions, which could adversely affect our results of operations.*

We will need to effectively manage our operations and facilities in order to advance our drug development programs, including those covered by our collaborations with Allergan and Meiji Seika, achieve milestones under our collaboration agreements, facilitate additional collaborations, and pursue other development activities. It is possible that our infrastructure may be inadequate to support our future efforts and growth. In particular, we may have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop. We may not successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals.

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

We have incurred, and expect to continue to incur, significant costs as a result of laws and regulations relating to corporate governance and other matters.*

Laws and regulations affecting public companies, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules adopted or proposed by the SEC and by The Nasdaq Global Market, have resulted in, and will continue to result in, significant costs to us as we evaluate the implications of these rules and respond to their requirements. We issued an evaluation of our internal control over financial reporting under Section 404 of SOX with our Annual Report. In the future, if we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees, and as our executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

We face financial and administrative challenges in coordinating the operations of our European activities with our activities in California, which could have an adverse impact on our operations.*

Our principal executive offices are located in San Diego and we also have a subsidiary located in Malmö, Sweden that employed a small percentage of our total personnel as of September 30, 2010. The additional administrative expense required to coordinate activities in both Europe and California could divert management resources from other important endeavors and, in turn, delay our development and commercialization efforts. In addition, currency fluctuations involving our Swedish operations may cause foreign currency gains and losses. These exchange-rate fluctuations could have a negative effect on our operations. We do not engage in currency hedging transactions.

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

Risks Related to Our Common Stock

Our stock price may be particularly volatile because we are a drug discovery and development company.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our product candidates, including results of our clinical trials for our pimavanserin program or our chronic pain or glaucoma collaborations;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding our collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	our failure to meet applicable Nasdaq listing standards and the possible delisting of our common stock from the Nasdaq Global Market;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as blogs and chat rooms;

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

In particular, our development programs with pimavanserin encompass a number of studies, including Phase III trials, open-label safety extension trials and a range of supporting studies, including carcinogenicity studies, and drug-drug interaction studies. Another unfavorable outcome in one or more of the studies in the development of pimavanserin could be a major set-back for our company, generally. Such an unfavorable outcome could have a material adverse effect on our company and the value of our common stock.

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

We currently do not meet continued listing requirements of the Nasdaq Global Market and, if we do not regain compliance, our common stock may be delisted from the Nasdaq Global Market.*

The Nasdaq Global Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. On August 2, 2010, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that we did not comply with the minimum $50 million market value of listed securities (“MVLS”) requirement for continued listing on The Nasdaq Global Market. Nasdaq stated in its August 2nd letter that, in accordance with Nasdaq rules, we have a grace period of 180 calendar days until January 31, 2011 to regain compliance. During this period, compliance will be regained if our MVLS closes at $50 million or more for a minimum of 10 consecutive business days or we report stockholders’ equity of $10 million or more, which is an alternative listing requirement. In addition to the MVLS listing requirement, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock. On November 3, 2010, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that we did not comply with the minimum bid price requirement for 30 consecutive trading days. Nasdaq stated in its November 3rd letter that, in accordance with Nasdaq rules, we have a grace period of 180 calendar days until May 2, 2011 to regain compliance with this continued listing standard. During this period, compliance with this requirement will be regained if the closing bid price for our common stock is at least $1.00 for a minimum of ten consecutive business days. If we are unable to cure the current MVLS non-compliance by January 31, 2011 or the minimum bid price non-compliance by May 2, 2011, or become non-compliant for another reason, our common stock may be delisted from the Nasdaq Global Market and we may not be able to maintain the continued listing of our common stock on the Nasdaq Global Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to Registration Statement No. 333-113137).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of Registrant (filed as Exhibit 4.1 to Registration Statement No. 333-52492, dated December 21, 2000).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (filed as Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (filed as Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

10.1	Amendment No. 1 to Common Stock Purchase Agreement between Registrant and Kingsbridge Capital Limited, dated as of September 21, 2010 (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed September 24, 2010).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 9, 2010	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)