Form 10-K
period 2010-12-31
ACADIA PHARMACEUTICALS INC
filed 2011-03-10
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $35.8 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2010 of $1.09 per share.

As of March 1, 2011, 51,921,766 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 2, 2011 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

FORM 10-K

For the Year Ended December 31, 2010

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

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. Our pipeline consists of four product candidates including pimavanserin, which is in Phase III development as a treatment for Parkinson’s disease psychosis. We hold worldwide commercialization rights to pimavanserin. In addition, we have a product candidate in Phase II development for chronic pain and a product candidate in Phase I development for glaucoma, both in collaboration with Allergan, Inc., as well as a program in IND-track development in collaboration with Meiji Seika Kaisha, Ltd. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

The product candidates in our pipeline address diseases that are not well served by currently available therapies and that represent large potential commercial opportunities. We believe our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. Our most advanced product candidates are as follows:

Pimavanserin. Pimavanserin is a new chemical entity that we discovered and have advanced to Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. Parkinson’s disease psychosis is a debilitating psychiatric disorder that occurs in up to 40 percent of patients with Parkinson’s disease and is associated with increased caregiver burden, nursing home placement, and increased mortality. The U.S. Food and Drug Administration, or FDA, has not approved any drug to treat Parkinson’s disease psychosis. Pimavanserin provides an innovative approach to treating this disorder by selectively blocking a key serotonin receptor that plays an important role in psychosis. We believe pimavanserin may effectively treat Parkinson’s disease psychosis without compromising motor control, thereby significantly improving the quality of life for patients with Parkinson’s disease.

We are currently conducting several studies in our Phase III program with pimavanserin for Parkinson’s disease psychosis, including a Phase III efficacy, tolerability and safety trial, and open-label safety extension studies. We also believe that pimavanserin has the potential to address a range of additional neurological and psychiatric disorders, including Alzheimer’s disease psychosis and schizophrenia, which are underserved by currently marketed antipsychotic drugs. We have completed a Phase II trial with pimavanserin as a co-therapy in schizophrenia and have established plans for a future Phase II feasibility study to explore the use of pimavanserin as a treatment for Alzheimer’s disease psychosis.

AGN-XX/YY. In collaboration with Allergan, we have discovered and are developing a new class of small molecule product candidates for the treatment of chronic pain. Chronic pain is a common form of persistent pain that may be related to a number of medical conditions and is often resistant to treatment. Allergan has conducted several Phase II trials in this program and has reported preliminary results from its Phase II program, including positive proof-of-concept in a human visceral pain trial and efficacy signals in two chronic pain trials in the areas of fibromyalgia and irritable bowel syndrome. Allergan has announced that it is seeking a partner for the further development of this program and for commercialization in areas predominantly served by general practitioners.

AC-262271. We have discovered and, in collaboration with Allergan, are developing a small molecule product candidate for the treatment of glaucoma. Glaucoma is a chronic eye disease and is the second leading cause of blindness in the world. AC-262271 has demonstrated a promising preclinical profile, including robust efficacy and a long duration of action. Allergan is conducting Phase I clinical trials in glaucoma patients with AC-262271.

AM-831. We have discovered and, in collaboration with Meiji Seika, are in IND-track development with AM-831, a small molecule product candidate for the treatment of schizophrenia. Currently prescribed treatments do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. We believe that AM-831 provides the potential for a new class of pro-cognitive antipsychotic drugs. We and Meiji Seika are currently conducting required development studies in preparation for potential future clinical trials with AM-831.

In addition to our four most advanced product candidates in development, we have used our proprietary drug discovery platform to discover additional product candidates that we may elect to develop in the future in partnerships or independently. We have demonstrated that our platform can be used to rapidly discover new compounds that may serve as potential treatments for significant unmet medical needs. Currently, we have focused our resources on our most advanced product candidates, including pimavanserin.

We have assembled a management team with significant industry experience to lead the discovery and development of our product candidates. We complement our management team with a group of scientific and clinical advisors that includes recognized experts in the fields of Parkinson’s disease psychosis, schizophrenia, and other central nervous system disorders.

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

Our Strategy

Our goal is to become a leader in the discovery, development, and commercialization of novel small molecule drugs for the treatment of central nervous system disorders and other areas of unmet medical need. Key elements of our strategy are to:

•

Develop and commercialize our lead product candidate, pimavanserin, for Parkinson’s disease psychosis. We have selected Parkinson’s disease psychosis as our lead indication for pimavanserin and we are currently focused on advancing our Phase III program for this indication. We plan to complete the development in this program in collaboration with partners or independently. If successful, we intend to participate in the commercialization of pimavanserin for Parkinson’s disease psychosis in the United States by establishing a small specialty sales force that calls on a focused group of physicians. We plan to commercialize pimavanserin in markets outside of the United States by establishing one or more strategic alliances in the future.

•

Maximize the commercial potential of pimavanserin by expanding to additional neurological and psychiatric disorders. We intend to use our Phase III Parkinson’s disease psychosis program as a foundation to develop and commercialize pimavanserin for additional neurological and psychiatric indications that also are underserved by currently available antipsychotics and represent large unmet medical needs. This may include development of pimavanserin as a treatment for Alzheimer’s disease psychosis and as a co-therapy for schizophrenia. In therapeutic areas that involve an extensive development program or address larger specialty or primary care markets, we intend to complete late-stage development and commercialization through, or in collaboration with, partners. We may elect to retain selected commercialization rights in areas where we feel pimavanserin can be sold by a specialty sales force that calls on a focused group of physicians.

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

•

Opportunistically in-license or acquire complementary product candidates. Although all of the product candidates currently in our pipeline emanate from discoveries made using our proprietary platform, in the future, we may elect to in-license or acquire clinical-stage product candidates or products to augment our pipeline and to leverage any sales force that we may establish in the future.

Disease and Market Overview

Our product candidates address diseases that are not well served by currently available therapies and that represent large potential commercial market opportunities. Background information on the diseases and related commercial markets that may be addressed by our product candidates is set forth below.

Parkinson’s Disease Psychosis

Parkinson’s disease is a chronic and progressive neurological disorder that results from the degeneration of neurons in a region of the brain that controls movement. This degeneration creates a shortage of an important brain signaling chemical, or neurotransmitter, known as dopamine, thereby rendering patients unable to initiate their movements in a normal manner. Parkinson’s disease is characterized by well-known motor symptoms including tremors, limb stiffness, slowness of movements, and difficulties with posture and balance, as well as by non-motor symptoms, which may include psychosis. The severity of Parkinson’s disease symptoms tends to worsen over time.

According to the National Parkinson Foundation, over one million people in the United States and from four to six million people worldwide suffer from this disease. Parkinson’s disease is more prevalent in people over 60 years of age, and the incidence of this disease is expected to increase as the average age of the population increases. Parkinson’s disease patients are currently treated with dopamine replacement therapies such as levodopa, commonly referred to as L-dopa, which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine.

Studies have suggested that up to 40 percent of patients with Parkinson’s disease will develop psychotic symptoms, commonly consisting of visual hallucinations and delusions. The development of psychosis in patients with Parkinson’s disease often disrupts their ability to perform many of the activities of daily living that keeps them independent and active and deeply affects their quality of life. As a result, Parkinson’s disease psychosis is associated with increased caregiver burden, nursing home placement, and increased mortality.

The FDA has not approved any therapy for Parkinson’s disease psychosis. Physicians may attempt to address this disorder initially by decreasing the dose of the dopamine replacement drugs, which are administered to manage the motor symptoms of Parkinson’s disease. However, this approach is generally not effective in alleviating psychotic symptoms in most patients and is often associated with a significant worsening of motor function in these patients. Despite substantial limitations, currently marketed antipsychotic drugs, including Seroquel, are used off-label to treat patients with Parkinson’s disease psychosis. Because antipsychotic drugs block dopamine receptors, and thereby may counteract the dopamine therapy used to manage motor symptoms, these drugs are generally not well tolerated by patients with Parkinson’s disease at doses required to achieve antipsychotic effects. Current antipsychotic drugs also are associated with a number of side effects, which can be problematic for elderly patients with Parkinson’s disease. In addition, antipsychotic drugs have a black box warning for use in elderly patients with dementia-related psychosis due to increased mortality and morbidity.

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

Schizophrenia

Schizophrenia is a chronic and debilitating mental illness characterized by disturbances in thinking, emotional reaction, and behavior. These disturbances may include positive symptoms, such as hallucinations and delusions, a range of negative symptoms, including loss of interest and emotional withdrawal, and cognitive disturbances. Schizophrenia is associated with persistent impairment of a patient’s social functioning and productivity. Cognitive disturbances often prevent patients with schizophrenia from readjusting to society. As a result, patients with schizophrenia are normally required to be under medical care for their entire lives.

According to the National Institute of Mental Health, approximately one percent of the U.S. population suffers from this disease. Worldwide sales of antipsychotic drugs used to treat schizophrenia and other psychiatric conditions exceeded $23 billion in 2009. These drugs have been increasingly used by physicians to address a range of disorders in addition to schizophrenia, including bipolar disorder and a variety of psychoses and related conditions in elderly patients. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects.

The first-generation, or typical, antipsychotics that were introduced in the late-1950s block dopamine receptors. While typical antipsychotics are effective against positive symptoms of schizophrenia in many patients, these drugs often induce disabling motor disturbances, and they fail to address or worsen most of the negative symptoms and cognitive disturbances associated with schizophrenia.

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

According to the Alzheimer’s Association, 5.3 million people in the Unites States are living with Alzheimer’s disease. While the diagnostic criteria for Alzheimer’s disease mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. These symptoms include agitation, aggressive behaviors, and psychosis. Studies have suggested that approximately 25 to 50 percent of Alzheimer’s disease patients may develop psychosis, commonly consisting of hallucinations and delusions. The diagnosis of Alzheimer’s disease psychosis is associated with more rapid cognitive and functional decline and institutionalization.

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

Hypersensitivity is a common feature of many chronic pain disorders, including fibromyalgia and irritable bowel syndrome. Fibromyalgia is characterized by chronic widespread muscle pain, stiffness and tenderness of muscles, tendons and joints without detectable inflammation. It also is often associated with fatigue, restless sleep, awakening tired, anxiety, depression and disturbances in bowel function. Fibromyalgia affects an estimated three to six million people in the United States, predominately women between the ages of 35 and 55. Irritable bowel syndrome is one of the most common ailments of the intestines and affects an estimated 15 percent of the U.S. population.

There are a variety of drugs used to treat patients with chronic pain, including anticonvulsants, selective serotonin and norepinephrine reuptake inhibitors, or SNRIs, tricyclic antidepressants, opioid painkillers, and non-steroidal anti-inflammatory agents. Currently, the leading drugs include Lyrica, an anticonvulsant approved for postherpetic neuralgia, diabetic neuropathic pain and fibromyalgia, and Cymbalta, an SNRI indicated for treatment of diabetic peripheral neuropathic pain, fibromyalgia, and major depressive disorder. Lyrica and Cymbalta had worldwide sales of $3.1 billion and $3.5 billion, respectively, in 2010. Lyrica is the successor to Neurontin, which was the first product to be approved by the FDA for the treatment of neuropathic pain and is now generic.

Only a portion of patients with neuropathic pain and fibromyalgia get meaningful relief from anticonvulsants and antidepressants. There are no drugs currently indicated for treatment of irritable bowel syndrome and other conditions accompanied by an enhanced internal sensation of pain in the United States. Side effects of anticonvulsants may include dizziness, somnolence, dry mouth, blurred vision, weight gain, and concentration or attention difficulties. Side effects of SNRIs may include nausea, vomiting, dizziness, sleep disturbances, constipation, dry mouth, anxiety, abnormal vision, headache and sexual dysfunction. Tricyclic antidepressants have long been used to treat depression and these agents may have pain-relieving effects in some patients. Common side effects of these agents include dry mouth, blurred vision, constipation, difficulty with urination, impaired thinking and tiredness.

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

Glaucoma

Glaucoma is a chronic eye disease that, if left untreated, can lead to blindness. According to the World Health Organization, glaucoma is the second leading cause of blindness in the world. Loss of vision is caused by degeneration of the optic nerve, which is responsible for carrying images from the eye to the brain. A frequent symptom of glaucoma is increased fluid pressure within the eye, referred to as intraocular pressure. In the early stages of the disease, there may be no symptoms. It is estimated that over four million people in the United States have glaucoma but only half of those know they have it. Older people are at a higher risk for glaucoma and the disease is more prevalent in people over 60 years of age. The incidence of glaucoma is expected to increase as the average age of the population increases.

Currently there are a variety of options available to treat glaucoma, including eye medications, laser procedures and surgery. These treatment options are intended to decrease intraocular pressure and, thereby, protect the optic nerve. Physicians often treat glaucoma with multiple classes of drugs to optimize therapy and minimize side effects. Drugs used to treat glaucoma include prostaglandin analogs such as Xalatan and Lumigan, beta blockers such as timolol, and alpha agonists such as Alphagan, as well as combined medications. Xalatan is the market leader for glaucoma treatment with worldwide sales of $1.7 billion in 2010. While Xalatan is an effective anti-glaucoma agent, it frequently causes increased pigmentation of the iris that may lead to a change in iris color, and may cause other side effects, including blurred vision and burning and stinging sensations in the eye. We believe there is a need for new and more effective drugs that can treat glaucoma with fewer side effects and help patients reduce the risk of losing their vision.

Our Product Candidates

We are focused on a portfolio of our four most advanced product candidates, consisting of three product candidates in clinical development and one product candidate in IND-track development for which we are conducting required development studies in preparation for potential future clinical trials. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our most advanced product candidates:

Product Candidate	Indication	Stage of Development	Commercialization Rights

Pimavanserin	Parkinson’s disease psychosis	Phase III	ACADIA

	Schizophrenia	Phase II	ACADIA

	Alzheimer’s disease psychosis	Phase II (1)	ACADIA

AGN-XX/YY	Chronic Pain	Phase II	Allergan

AC-262271	Glaucoma	Phase I	Allergan

AM-831	Schizophrenia	IND-track	Meiji Seika—Asia ACADIA—Rest of World

(1)	ACADIA has established a protocol for a future Phase II feasibility study in Alzheimer’s disease psychosis.

Pimavanserin

Overview

Pimavanserin is a new chemical entity that we discovered and have advanced to Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. Pimavanserin is a small molecule product candidate that can be taken orally as a tablet once-a-day. Pimavanserin selectively blocks the activity of the 5-HT2A receptor, a drug target that plays an important role in psychosis. We hold worldwide rights to pimavanserin and have established a patent portfolio, which includes numerous issued patents generically covering pimavanserin as well as issued patents specifically covering pimavanserin in the United States, Europe and several additional countries.

We have selected Parkinson’s disease psychosis as our lead indication for pimavanserin and we are currently focused on advancing our Phase III program for this indication. We also believe that pimavanserin has the potential to address a range of additional neurological and psychiatric indications that are undeserved by currently marketed antipsychotics. We have completed a Phase II trial with pimavanserin as a co-therapy in schizophrenia and have established a protocol for a future Phase II feasibility study to explore the potential of pimavanserin as a treatment for Alzheimer’s disease psychosis. In the future, we intend to use our Phase III Parkinson’s disease psychosis program as a foundation to develop and commercialize pimavanserin for these and other potential central nervous system indications through or in collaboration with strategic partners.

Pimavanserin as a Treatment for Parkinson’s Disease Psychosis

We are in Phase III development with pimavanserin as a treatment for Parkinson’s disease psychosis. Currently, there are no therapies approved to treat Parkinson’s disease psychosis in the United States. We believe that pimavanserin may effectively treat the psychosis in patients with Parkinson’s disease without compromising motor control, thereby significantly improving the quality of life for these patients. As a result, we believe that, if approved, pimavanserin will offer significant advantages relative to current antipsychotics used off-label for the treatment of Parkinson’s disease psychosis.

We are currently conducting several studies in our Phase III program with pimavanserin for Parkinson’s disease psychosis, including a Phase III trial, referred to as the -020 Study, designed to evaluate the efficacy, tolerability and safety of pimavanserin as a treatment for patients with Parkinson’s disease psychosis. The -020 Study is multi-center, double-blind, placebo-controlled trial expected to enroll about 200 patients at clinical centers located in the United States. Patients are randomized to two study arms and receive oral doses of either 40 mg of pimavanserin or placebo once-daily for six weeks. Patients also continue to receive stable doses of their existing dopamine replacement therapy used to manage the motor symptoms of Parkinson’s disease. The primary endpoint of the -020 Study is antipsychotic efficacy as measured using 9 items from the hallucinations and delusions domains of the Scale for the Assessment of Positive Symptoms, or SAPS. We employ independent centralized ratings to assess the primary endpoint in the -020 Study. Motoric tolerability is a key secondary endpoint in the study and is measured using Parts II and III of the Unified Parkinson’s Disease Rating Scale, or UPDRS. The -020 Study builds on the signals of efficacy observed in our earlier studies and incorporates several study design enhancements based on the previous data and experience we have gained in our Parkinson’s disease program.

In addition to the -020 Study, we are continuing to conduct an open-label safety extension study, referred to as the -015 Study, involving patients with Parkinson’s disease psychosis who have completed our earlier Phase III studies as well as patients who complete the -020 Study. Patients are eligible to participate in the -015 Study if, in the opinion of the treating physician, the patient may benefit from continued treatment with pimavanserin. The -015 Study, together with a similar extension study that is still ongoing from our earlier Phase II Parkinson’s disease psychosis trial, has generated a considerable amount of long-term safety data on pimavanserin. A total of over 200 patients have now been treated with pimavanserin for over one year and our longest single-patient exposure is greater than six years. We believe that our experience to date suggests that long-term administration of pimavanserin is safe and well tolerated in this fragile, elderly patient population.

In September 2009, we announced top-line results from an initial Phase III trial with pimavanserin in patients with Parkinson’s disease psychosis, referred to as the -012 Study. While the -012 Study was impacted by a larger than expected placebo response and did not meet its primary endpoint, signals of antipsychotic efficacy were consistently observed in the pimavanserin 40 mg study arm. These signals were most prominent in the United States portion of the study, which comprised nearly one-half of the patients in the study. The -012 Study met the key secondary endpoint of motoric tolerability and pimavanserin was safe and well tolerated in the study. On the basis of data from the -012 Study, during 2010 we concluded a second Phase III trial, referred to as the -014 Study, early and analyzed this study in order to use the findings to support our design of the -020 Study. In the -014 Study, the 20 mg pimavanserin arm showed a signal of efficacy on the primary assessment scale and a statistically significant difference from placebo on a secondary outcome measure. The -014 Study met the key secondary endpoint of motoric tolerability and pimavanserin was safe and well tolerated in the study.

In 2006, we announced top-line results from a multi-center, double-blind, placebo-controlled Phase II clinical trial with pimavanserin in patients with Parkinson’s disease psychosis. The trial met the primary endpoint, which was to demonstrate that administration of pimavanserin did not result in deterioration of the motoric function of these patients as measured by the UPDRS. Pimavanserin also showed antipsychotic effects in secondary endpoints using two different rating scales, including SAPS. Pimavanserin was safe and well tolerated in the study.

Pimavanserin as a Co-Therapy for Schizophrenia

By combining pimavanserin with a low dose of an antipsychotic drug such as risperidone, a commonly prescribed atypical antipsychotic drug, we believe that the optimal relationship between 5-HT2A receptor blockade and partial dopamine receptor blockade can be achieved. Therefore, we believe co-therapy with pimavanserin may result in enhanced efficacy and fewer side effects relative to existing treatments, thereby providing an improved therapy for patients with schizophrenia and, potentially, related psychiatric disorders.

We reported positive results in 2007 from a multi-center, double-blind, placebo-controlled Phase II clinical trial designed to evaluate pimavanserin as a co-therapy in patients with schizophrenia. The trial results showed several advantages of co-therapy with pimavanserin and a 2 mg, or low, dose of risperidone in patients with schizophrenia. These advantages included enhanced efficacy comparable to that of a 6 mg, or standard, dose of risperidone, a faster onset of antipsychotic action, and an improved side effect profile, including significantly less weight gain, compared to the standard dose of risperidone. If we elect to pursue further development for this indication in the future, we expect that it will be through, or in collaboration with, a partner.

Pimavanserin as a Treatment for Alzheimer’s Disease Psychosis

Patients with Alzheimer’s disease psychosis and Parkinson’s disease psychosis share many common characteristics. They are typically elderly and frail, and often exhibit similar psychiatric symptoms associated with their underlying neurodegenerative disease. In preclinical models of Alzheimer’s disease psychosis, we have shown that pimavanserin attenuates psychosis-related behaviors in those models. In addition, pimavanserin has been shown to positively interact with muscarinic agonists and cholinesterase inhibitors to enhance their pro-cognitive and antipsychotic actions in preclinical models. Because of its mechanism of action and the favorable safety profile observed to date in studies conducted in elderly patients with Parkinson’s disease psychosis, we believe that pimavanserin also may be ideally suited to address the need for a new treatment for Alzheimer’s disease psychosis that is safe, effective and well tolerated.

We have established a protocol for a Phase II feasibility study to evaluate the potential of pimavanserin as a treatment for Alzheimer’s disease psychosis. While our resources are currently focused on our Phase III program in Parkinson’s disease psychosis, we intend to pursue our planned feasibility study in Alzheimer’s disease psychosis in the future independently or in collaboration with a partner.

AGN-XX/YY

In collaboration with Allergan, we have discovered and are developing a new class of small molecule product candidates for the treatment of chronic pain. Our novel alpha adrenergic agonists provide pain relief in a range of preclinical models, without the side effects of current pain therapies, including sedation and cardiovascular and respiratory effects.

Allergan has conducted several Phase II trials in this program and has reported preliminary results from its Phase II program, including positive proof-of-concept in a visceral pain trial in patients that had hypersensitivity of the esophagus, and efficacy signals in two chronic pain trials in the areas of fibromyalgia and irritable bowel syndrome. Allergan has announced that it is seeking a partner for the further development of this program and for commercialization in areas predominantly served by general practitioners.

AC-262271

We have discovered and, in collaboration with Allergan, are developing AC-262271, a small molecule product candidate for the treatment of glaucoma. Using our proprietary drug discovery platform, we identified a subtype of the muscarinic receptors that controls intraocular pressure and discovered lead compounds that selectively activate this target. In preclinical models, AC-262271 has demonstrated a promising preclinical profile, including robust efficacy and a long duration of action. Allergan is conducting Phase I clinical trials in glaucoma patients with AC-262271.

AM-831

We have discovered and, in collaboration with Meiji Seika, are in IND-track development with AM-831, a small molecule product candidate for the treatment of schizophrenia and related psychiatric disorders. AM-831 was selected from a series of lead compounds that provide the potential for a new class of pro-cognitive antipsychotic drugs. These compounds combine muscarinic m1 agonism with actions on both dopamine and serotonin receptors. AM-831 has demonstrated robust effects in animal models of psychosis and pro-cognitive effects in animal models of cognition.

In collaboration with Meiji Seika, we are conducting required development studies in preparation for potential future clinical trials. We intend to co-develop AM-831 in collaboration with Meiji Seika through completion of proof-of-concept clinical studies, at which point Meiji Seika will be solely responsible for continued development and commercialization in Asia and we plan to seek a strategic partner to pursue development and commercialization in the rest of the world.

Other Product Candidates

In addition to our four most advanced product candidates in development, we have used our proprietary drug discovery platform to discover additional product candidates. These include two preclinical programs in the area of Parkinson’s disease. The first is our ER-beta program where we have discovered compounds that may possess neuroprotective and anti-inflammatory properties and may have the ability to slow down the progression of Parkinson’s disease. Our initial research studies of these ER-beta compounds have been supported by grants from The Michael J. Fox Foundation. In the second preclinical program, we discovered compounds that selectively activate Nurr1-RXR complexes and promote viability of dopamine-containing neurons. We are conducting studies to examine the effects of these compounds on neuroprotection and neuroregeneration in preclinical models of Parkinson’s disease pursuant to another grant from The Michael J. Fox Foundation.

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

Our Drug Discovery Approach

Our drug discovery approach is designed to introduce chemistry at an early stage in the drug discovery process and enable selection of the most attractive, drug-like chemistries for desired targets. A key to our discovery approach has been our set of proprietary functional test systems, or assays, that we developed for a large number of targets predominantly in the G-protein coupled receptor and nuclear receptor gene families. We believe that these gene families represent the most relevant and feasible targets for small molecule drug discovery focused on central nervous system indications. We have used our proprietary assays in conjunction with our proprietary receptor selection and amplification technology, a cell-based assay system which we refer to as R-SAT, to validate drug targets, and to discover novel small molecules that are specific for these targets.

Collaboration Agreements

We have established three separate collaboration agreements with Allergan, a collaboration agreement with Meiji Seika and a technology license agreement with Aventis to leverage our drug discovery platform and related assets, and to advance development of and commercialize selected product candidates. Our collaborations have typically included upfront payments at initiation of the collaboration, research support during the research term, if applicable, milestone payments upon successful completion of specified development objectives, and royalties based upon sales, if any, of drugs developed under the collaboration. Our current agreements are as follows:

Allergan

In March 2003, we entered into a collaboration agreement with Allergan to discover, develop and commercialize new therapeutics for ophthalmic and other indications. The agreement originally provided for a three-year research term, which has been extended by the parties through March 2011. As of December 31, 2010, we had received an aggregate of $17.4 million under the agreement, consisting of an upfront payment, and research funding and related fees. During the extended research term, Allergan is entitled to exclusively license specified chemistry and related assets for development and commercialization. If we grant Allergan such an exclusive license, we would be eligible to receive license fees and milestone payments upon the successful achievement of agreed-upon clinical and regulatory objectives as well as royalties on future product sales, if any, worldwide. Assuming the license and successful development of a product in the area of eye care, we could receive up to approximately $13.5 million in aggregate license fees and milestone payments per product under the agreement, as well as royalties on future product sales worldwide, if any.

In July 1999, we entered into a collaboration agreement with Allergan to discover, develop and commercialize selective muscarinic drugs for the treatment of glaucoma. Under this agreement, we provided our chemistry and discovery expertise to enable Allergan to select a compound for development. We granted Allergan exclusive worldwide rights to commercialize products based on this compound for the treatment of ocular disease, which program is currently in Phase I development. As of December 31, 2010, we had received an aggregate of $9.4 million in payments under the agreement, consisting of upfront fees, research funding and milestone payments. We are eligible to receive additional milestone payments of up to $15 million in the aggregate as well as royalties on future product sales worldwide, if any. Allergan may terminate this agreement upon 90 days’ notice. However, if terminated, Allergan’s rights to the selected compound would revert to us.

In September 1997, we entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for pain, which program is in Phase II development, and ophthalmic indications. This agreement was amended in conjunction with the execution and subsequent amendments of the March 2003 collaboration agreement, and provides for the continued development of product candidates for one target area. We are restricted from conducting competing research in that target area. Pursuant to the agreement, we granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. We had received an aggregate of $10.5 million in research funding and milestone payments through December 31, 2010 under this agreement. We are eligible to receive additional milestone payments of up to $10.0 million in the aggregate as well as royalties on future product sales worldwide, if any. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in us.

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

Meiji Seika Kaisha

In March 2009, we entered into a collaboration agreement with Meiji Seika to develop and commercialize a novel class of pro-cognitive drugs to treat patients with schizophrenia and related disorders in Japan and several other Asian countries. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestone payments, as well as royalties on product sales, if any, in the Asian territory. Meiji Seika also is responsible for the first $15 million of development expenses and we and Meiji Seika will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. Meiji Seika is responsible for all costs associated with the development, manufacturing and commercialization of the product candidate in the Asian territory, and is eligible to share a portion of any product-related revenues received by us in the rest of the world. As of December 31, 2010, we had received an aggregate of $4.1 million in payments under the agreement, including $3 million in license fees and reimbursement of initial development expenses. Our agreement with Meiji Seika is subject to early termination upon specified events.

Aventis

In July 2002, we entered into an agreement with Aventis under which we have licensed a portion of our technology for their use in a specified area that we are not pursuing presently.

Intellectual Property

We currently hold 46 issued U.S. patents and 199 issued foreign patents. All of these patents originated from us. In addition, we have 24 provisional and utility U.S. patent applications and 142 foreign patent applications.

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

Pimavanserin

Seven U.S. patents have been issued to us that provide coverage for pimavanserin, comprising two that cover the compound generically and five that specifically cover pimavanserin, polymorphs thereof, or use thereof for treating Parkinson’s disease psychosis, schizophrenia, and sleep disorders. The generic coverage expires in 2021. The pimavanserin specific patent and the Parkinson’s disease psychosis treatment patent provide protection until June 2027 and 2026, respectively. The patent that covers polymorphs of pimavanserin provides protection until June 2028. We have 35 issued foreign patents that specifically cover pimavanserin, including patents in 25 European countries, Australia, Hong Kong, India, Mexico, New Zealand, Russia, Singapore and South Africa, which provide patent protection through 2024. We continue to prosecute patent applications directed to pimavanserin and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide.

AGN-XX/YY

We have not been issued, and are not pursuing, patents covering the compounds being pursued by Allergan under this collaboration as the compounds are covered by Allergan patents.

AC-262271

We have two U.S. patents that have been issued to us providing coverage for the compounds covered by our collaboration with Allergan for the treatment of glaucoma. These U.S. patents will expire in 2023. We have 41 issued foreign patents and 19 pending foreign applications that cover these compounds. The issued foreign patents for this program will expire in 2022 and 2025.

AM-831

Two U.S. patents have been issued to us that provide coverage for the compounds covered by our collaboration with Meiji Seika. These patents expire in 2024 and 2026. We have 34 issued foreign patents that cover these compounds. These patents provide protection through 2024.

Other Product Candidates

We have 17 issued U.S. patents and 33 issued foreign patents with claims for other product candidates that are at earlier stages of development.

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

Even if we and our collaborators are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in the areas of Parkinson’s disease psychosis, schizophrenia, Alzheimer’s disease psychosis, chronic pain, and glaucoma. For example, our potential product for the treatment of Parkinson’s disease psychosis will compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and clozapine, a generic drug.

Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Our potential product for Alzheimer’s disease psychosis would compete with off-label use of antipsychotic drugs.

Our potential products for the treatment of chronic pain would compete with Neurontin and Lyrica, each marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as with a variety of generic or proprietary opioids. Currently, the leading drugs approved for chronic pain indications include Lyrica, the successor to Neurontin, and Cymbalta. Lyrica had worldwide sales of $3.1 billion in 2010. Cymbalta, indicated for treatment of diabetic peripheral neuropathic pain as well as treatment of major depressive disorder, had worldwide sales of $3.5 billion in 2010.

Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan. Xalatan is the leading drug for glaucoma treatment and had worldwide sales of $1.7 billion in 2010.

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

Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health & Human Services, including, for example, the Office of Inspector General, and state and local governments. For example, if a drug product is reimbursed by Medicare, Medicaid or other federal or state health care programs, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, and similar state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and

Education Affordability Reconciliation Act, or collectively the PPACA, enacted in March 2010, substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the PPACA establishes: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices that can be charged for drug products, or the amounts of reimbursement available for drug products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Employees

At December 31, 2010, we had 27 employees, of whom 13 hold Ph.D. or other advanced degrees. Of our total workforce, 17 are engaged in research and development activities and 10 are engaged in executive, finance, and administration activities. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Research and Development Expenses

Our research and development expenses were $20.6 million in 2010, $41.6 million in 2009, and $56.8 million in 2008.

Long-Lived Assets

Information regarding long-lived assets by geographic area is as follows:

	As of December 31,
	2010	2009	2008
	(in thousands)
United States	$282	$738	$1,537
Europe	144	324	566

Total	$426	$1,062	$2,103

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

We have experienced significant net losses since our inception. As of December 31, 2010, we had an accumulated deficit of approximately $324.1 million. While we did report net income in 2010 due to recognition of revenue following the conclusion of our collaboration with Biovail Laboratories International SRL, a subsidiary of Biovail Corporation, we expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the year ended December 31, 2010 were from our collaborations with Biovail, Allergan, and Meiji Seika as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years. In connection with our October 2010 agreement with Biovail to end our collaboration and regain all rights to pimavanserin, during the fourth quarter of 2010, we recorded as revenue all of the remaining $25.9 million of deferred revenue from the Biovail collaboration and the $8.75 million one-time payment received upon the termination of this collaboration. There will be no additional revenue from this collaboration and, as a result, we expect our revenues to decrease significantly beginning in the first quarter of 2011.

We cannot be certain that the milestones required to trigger payments under our other existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.

A key aspect of our strategy is to selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. The ongoing research term of our agreements with Allergan will end in March 2011, unless extended, and additional payments from our agreements with Allergan and Meiji Seika are dependent on successful advancement of our applicable product candidates. There is no guarantee that revenues from our ongoing collaborations will continue at current or past levels. Given the current economic environment, it is possible that our existing collaborators may elect to reduce their external spending.

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

We have consumed substantial amounts of capital since our inception. Our cash and investment securities totaled approximately $37.1 million at December 31, 2010. In January 2011, we raised net proceeds of approximately $13.8 million from a private equity financing. While we believe that our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements at least into the first half of 2013, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. Turmoil in the financial markets has adversely affected the market capitalizations of many biotechnology companies, including us, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit our access to additional financing over the near-term future. This could have a material adverse effect on our ability to access sufficient funding, including pursuant to our Committed Equity Financing Facility, or CEFF, or from other sources. In addition, according to its terms, our CEFF will expire in August 2011. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, if obtained, may significantly dilute existing stockholders, including any funds that may be raised under the CEFF.

We do not have a partner for the development of our lead product candidate, pimavanserin, and are solely responsible for the advancement of this program.

Following a September 2010 merger of Biovail Corporation, the parent of our then-collaborator Biovail, in October 2010, we entered into an agreement with Biovail to end our collaboration regarding North American rights to pimavanserin. This agreement allowed us to regain the rights that we had licensed to Biovail and receive a one-time payment of $8.75 million. Pursuant to the collaboration, Biovail had been responsible for funding development of pimavanserin, and seeking regulatory approval for and any future marketing of pimavanserin in North America. Following the end of the collaboration, we now have full responsibility for the pimavanserin program. We expect our research and development costs to continue to be substantial for the continued development of pimavanserin. While we are continuing to run the ongoing trials for pimavanserin, we would need to add resources in the future in order to take this product candidate to market, if we do not secure another partner.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we previously had an unsuccessful Phase III trial with our product candidate, pimavanserin. In July 2010, we announced the initiation of the -020 Study, a new Phase III trial with pimavanserin for the treatment of Parkinson’s disease psychosis. An unfavorable outcome in our Phase III trial with pimavanserin would be a major set-back for the program and for our company, generally. In particular, an unfavorable outcome in this or other studies in our pimavanserin program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on our company and the value of our common stock. In addition to our pimavanserin program, we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which are in Phase II and Phase I development, respectively.

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

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated screening or retention rates of patients in clinical trials;

•	serious adverse events or side effects experienced by participants; and

•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials.

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

Pursuant to the CEFF, Kingsbridge committed to purchase up to the lesser of $60 million or up to approximately 7 million shares of our common stock over a three-year period ending in August 2011. Through February 2011, we have raised an aggregate of $1.9 million through the issuance of 1.7 million shares of our common stock. Kingsbridge will not be obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price of $0.90 for our common stock, the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF, and customary other conditions, such as accuracy of representations and warranties and compliance with applicable laws. Kingsbridge is permitted to terminate the CEFF under certain circumstances. If we are unable to access funds through the CEFF or Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms or at all.

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

If we do not realize the expected benefits from the reductions of our Swedish activities following our restructurings, our operating results and financial conditions could be negatively impacted.

In 2008 and 2009, we implemented restructurings designed to streamline our operations, reduce our internal operating expenses, and extend our cash runway. As part of the restructurings, we focused our resources on our most advanced product candidates and substantially reduced our early-stage programs. In connection with these efforts, our Swedish subsidiary substantially reduced its headcount and its research activities. This subsidiary is a party to a lease agreement that extends to June 2015. In connection with its reductions, the Swedish subsidiary has been seeking to reduce the obligations under this lease due to its minimal operations and assets. However, the subsidiary may not be able to reach an agreement with the leaseholder to reduce the remaining lease amounts on acceptable terms or at all. While the lease was signed by our Swedish subsidiary and the parent company is not a party to the lease, and we do not believe that the parent company is responsible for any lease amounts, there can be no assurance that the leaseholder will not seek to recover against the parent company or force our Swedish subsidiary into bankruptcy. If we are forced to pay any amounts to the Swedish leaseholder or incur other charges related to operations in Sweden, our operating results and financial condition would be adversely affected.

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

Healthcare legislation may make it more difficult to receive revenues, if we have products that are approved.

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

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

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

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

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

Our ability to obtain patent protection for our product candidates and technologies is uncertain due to a number of factors, including:

•	we may not have been the first to make the inventions covered by our pending patent applications or issued patents;

•	we may not have been the first to file patent applications for our product candidates or the technologies we rely upon;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

•	any or all of our pending patent applications may not result in issued patents;

•	we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;

•	any patents issued to us or our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;

•	our proprietary technologies may not be patentable;

•	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents;

•	others may identify prior art which could invalidate our patents; or

•	changes to patent laws that limit the exclusivity rights of patent holders.

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

In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates that we are developing are protected by intellectual property rights, including patents and patent applications. If any of our product candidates becomes a marketable product, we will rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition will be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our product candidates. In addition, U.S. patent laws may change which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders.

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

In particular, our development program with pimavanserin encompass a number of studies, including Phase III trials, open-label safety extension trials and a range of supporting studies, including carcinogenicity studies, and drug-drug interaction studies. Another unfavorable outcome in one or more of the studies in the development of pimavanserin could be a major set-back for our company, generally. Such an unfavorable outcome could have a material adverse effect on our company and the value of our common stock.

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with the CEFF, we filed a registration statement with the SEC to register the resale of up to a total of approximately 7.4 million shares of our common stock that may be issued pursuant to the CEFF or upon exercise of the warrant we issued in connection with establishing the CEFF. We also filed a registration statement in connection with a private financing that we concluded in January 2011, which registration covers approximately 17.0 million shares of our common stock. We also have an effective registration statement to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registration from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements.

If the price of our common stock trades below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the Nasdaq Global Market.

The Nasdaq Global Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock and to have a specified level of stockholder equity. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive trading days, which was the case in 2010, or we do not meet other requirements, which was the case in 2010 when we failed to meet the minimum market value listing requirement, we would fail to be in compliance with Nasdaq’s continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from the Nasdaq Global Market and we may not be able to maintain the continued listing of our common stock on the Nasdaq Global Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations.

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

Item 1B. Unresolved Staff Comments.

This item is not applicable.

Item 2. Properties.

Our primary facility consists of approximately 29,000 square feet of leased research and office space located in San Diego, California, which is leased through the end of 2012 with options to extend and a right to early terminate the lease. We also lease another facility in San Diego that covers approximately 8,000 square feet of laboratory, office, and other space. That lease runs through November 2011, with an option to extend. Our Swedish subsidiary has leased approximately 30,000 square feet of chemistry research and development space in a single facility in Malmö, Sweden. This Swedish lease commenced in June 2005 and has a ten-year term. We believe that our existing facilities are adequate for our current needs.

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

2009	High	Low
First Quarter	$1.26	$0.75
Second Quarter	$2.97	$0.88
Third Quarter	$6.60	$1.66
Fourth Quarter	$2.08	$1.16

2010
First Quarter	$1.75	$1.21
Second Quarter	$2.00	$1.00
Third Quarter	$1.42	$0.91
Fourth Quarter	$1.50	$0.65

As of March 1, 2011, there were approximately 51 stockholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Item 6. Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheet at December 31, 2010 and 2009 and the related consolidated statements of operations for the three years ended December 31, 2010 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Collaborative revenues (1)	$42,135	$6,399	$1,590	$7,555	$8,133

Operating expenses:
Research and development	20,579	41,585	56,750	57,942	49,398
General and administrative	6,462	10,282	11,818	12,267	11,349
Gain from settlement of litigation	—	—	—	—	(3,560)

Total operating expenses	27,041	51,867	68,568	70,209	57,187

Income (loss) from operations	15,094	(45,468)	(66,978)	(62,654)	(49,054)
Interest income	82	409	2,915	6,532	4,153
Interest expense	(37)	(86)	(181)	(268)	(198)

Income (loss) before change in accounting principle	15,139	(45,145)	(64,244)	(56,390)	(45,099)
Cumulative effect of change in accounting principle	—	—	—	—	51

Net income (loss)	$15,139	$(45,145)	$(64,244)	$(56,390)	$(45,048)

Net income (loss) per common share, basic	$0.39	$(1.20)	$(1.73)	$(1.60)	$(1.61)

Net income (loss) per common share, diluted	$0.39	$(1.20)	$(1.73)	$(1.60)	$(1.61)

Weighted average shares used in computing net income (loss) per common share, basic	38,593	37,476	37,113	35,211	27,923

Weighted average shares used in computing net income (loss) per common share, diluted	38,720	37,476	37,113	35,211	27,923

(1)	As described in Note 7 of the notes to our consolidated financial statements appearing elsewhere in this report, during the fourth quarter of 2010 we recognized an aggregate of $34.7 million in revenues in connection with our agreement with Biovail to conclude our collaboration.

	At December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$37,087	$47,060	$60,083	$126,858	$83,255
Working capital	31,890	33,766	51,331	111,966	65,249
Total assets	38,394	49,680	64,677	134,584	89,544
Long-term debt, less current portion	32	98	430	1,156	1,379
Total stockholders’ equity	29,688	12,114	52,992	113,934	67,159

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. Our pipeline consists of four product candidates including pimavanserin, which is in Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. We hold worldwide commercialization rights to pimavanserin. In addition, we have a product candidate in Phase II development for chronic pain and a product candidate in Phase I development for glaucoma, both in collaboration with Allergan, Inc., as well as a program in IND-track development in collaboration with Meiji Seika Kaisha, Ltd. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. In October 2010, we entered into an agreement with Biovail Laboratories International SRL, a subsidiary of Biovail Corporation, pursuant to which we regained all rights to pimavanserin and concluded our earlier collaboration agreement. In connection with concluding this collaboration, we recorded $34.7 million in revenues during the fourth quarter of 2010, which resulted in us reporting net income for the fourth quarter and year ended December 31, 2010. However, we will no longer recognize revenues from the Biovail collaboration and we expect to continue to incur operating losses for at least the next several years as we pursue the clinical development of our product candidates. As of December 31, 2010, we had an accumulated deficit of $324.1 million.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of December 31, 2010, we had received an aggregate of $110.8 million in payments under these agreements, including upfront payments, research funding, and milestone payments. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Allergan and Meiji Seika and potential additional collaborations.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $17.4 million in payments as of

December 31, 2010, consisting of an upfront payment, research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2011. We have had a reduced level of research activities and related research funding under this collaboration during the extension. Our two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestones, as well as royalties on product sales, if any, in the licensed Asian territory. Meiji Seika also is responsible for the first $15 million of development expenses and we will share the remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. Our agreement with Meiji Seika is subject to early termination upon specified events.

In May 2009, we entered into a collaboration agreement with Biovail, pursuant to which we received a non-refundable $30 million upfront payment. Under this collaboration, we also were eligible to receive potential development, regulatory and sales milestones as well as royalties on future net sales of pimavanserin. In October 2010, in connection with our agreement with Biovail to regain all rights to pimavanserin and conclude our collaboration, we recorded an aggregate of $34.7 million in revenue consisting of an $8.75 million cash payment we received from Biovail and recognition of $25.9 million of deferred revenue remaining from this collaboration. We have no ongoing involvement with or future obligations to Biovail, and we will no longer recognize revenue from this collaboration. As a result, we expect our revenues to decrease significantly beginning in the first quarter of 2011.

Research and Development Expenses

Our research and development expenses consist primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidates, including pimavanserin. Following our agreement with Biovail in October 2010 to conclude our collaboration to develop and commercialize pimavanserin, we are responsible for all future costs incurred in the development of pimavanserin and remain responsible for the costs associated with our other internal programs.

Pursuant to our collaboration with Meiji Seika, which we established in March 2009, Meiji Seika is responsible for the first $15 million of development expenses for the product candidate, AM-831, and we and Meiji Seika will share remaining expenses through clinical proof-of-concept, subject to possible adjustment. We expect to coordinate a significant portion of the planned external development services and, accordingly, we will incur the related development costs for these external services and receive reimbursement of Meiji Seika’s portion of these costs pursuant to the agreement. Meiji Seika is responsible for all costs associated with the development of AM-831 in the Asian territory. We are not responsible for, nor have we incurred, development expenses in our clinical programs for chronic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. Our internal research and development expenses decreased significantly during 2010 and 2009, relative to the previous year, primarily due to restructurings and related workforce reductions. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Costs of external service providers:
Pimavanserin	$12,506	$27,079	$27,189
AM-831 and other	1,087	807	2,251
ACP-104 (1)	—	15	2,658

Subtotal	13,593	27,901	32,098
Internal costs	6,387	12,810	23,327
Stock-based compensation	599	874	1,325

Total research and development	$20,579	$41,585	$56,750

(1)	ACP-104 was a product candidate that we were previously developing.

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

Revenue Recognition

We recognize revenues in accordance with authoritative guidance established by U.S. Generally Accepted Accounting Principles, or GAAP. Our revenues are primarily related to our collaboration agreements, which may provide for various types of payments to us, including upfront payments, funding of research and development, milestone payments, and licensing fees. Our collaboration agreements also include potential payments for product royalties; however, we have not received any product royalties to date.

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

Upfront, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenues over the expected period of performance. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations, and the fair value of any undelivered items can be determined. When non-refundable license fees do not meet all of these criteria, the license revenues are recognized over the expected period of performance. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Payments for reimbursement of external development costs are generally recognized as revenues using a contingency-adjusted performance model over the expected period of performance based on the nature of the related agreement.

We evaluate milestone payments on an individual basis and recognize revenues from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, we recognize revenue using a contingency-adjusted performance model over the period of performance.

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The estimated fair values of stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of December 31, 2010, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $1.9 million, and the weighted average period over which this cost is expected to be recognized is 2.3 years.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and potential future collaborations, including as a result of the conclusion of our collaboration with Biovail in October 2010, and the progress and timing of expenditures related to our development efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Years Ended December 31, 2010 and 2009

Revenues

Revenues increased to $42.1 million in 2010 from $6.4 million in 2009. This increase was primarily due to $39.5 million in revenues recognized under our collaboration with Biovail during 2010 compared to $4.6 million in 2009. The Biovail collaboration commenced in May 2009 and concluded in October 2010. In connection with the conclusion of this collaboration, during the fourth quarter of 2010, we recorded an aggregate of $34.7 million in revenue consisting of an $8.75 million cash payment we received from Biovail and $25.9 million of deferred revenue remaining from this collaboration. We will no longer recognize revenue from this collaboration and, as a result, we expect our revenues to decrease significantly beginning in the first quarter of 2011. Revenues from our collaborations with Allergan totaled $1.1 million in each of 2010 and 2009. Revenues from our agreements with other parties, including our collaboration with Meiji Seika, which commenced in March 2009, totaled $1.5 million in 2010 compared to $714,000 in 2009.

Research and Development Expenses

Research and development expenses decreased to $20.6 million in 2010, including $599,000 in stock-based compensation, from $41.6 million in 2009, including $874,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $14.3 million in decreased external service costs and $6.7 million in decreased costs associated with our internal research and development organization. External service costs totaled $13.6 million, or 66 percent of our research and development expenses in 2010, compared to $27.9 million, or 67 percent of our research and development expenses in 2009. The decrease in external service costs was largely attributable to decreased costs incurred for our Phase III clinical trials for pimavanserin. The decrease in internal research and development costs was primarily attributable to $4.3 million in decreased salaries and related personnel costs, and decreases in laboratory supply, equipment, facility and other costs resulting from a restructuring and related workforce reductions implemented in October 2009. Salaries and related personnel costs for the year ended December 31, 2009 included a charge of $905,000 in connection with these workforce reductions.

General and Administrative Expenses

General and administrative expenses decreased to $6.4 million in 2010, including $984,000 in stock-based compensation, from $10.3 million in 2009, including $1.3 million in stock-based compensation. The decrease in general and administrative expenses was primarily due to $2.3 million in decreased salaries, related personnel costs and other costs resulting from our October 2009 restructuring and $1.6 million in decreased external service costs.

Comparison of the Years Ended December 31, 2009 and 2008

Revenues

Revenues increased to $6.4 million in 2009 from $1.6 million in 2008. The increase was primarily due to $4.6 million in revenues recognized under our collaboration with Biovail, which commenced in May 2009. Revenues from our collaborations with Allergan totaled $1.1 million in 2009 compared to $1.0 million in 2008. Revenues from our agreements with other parties, including our collaboration with Meiji Seika, which commenced in March 2009, totaled $714,000 in 2009 compared to $578,000 in 2008.

Research and Development Expenses

Research and development expenses decreased to $41.6 million in 2009, including $874,000 in stock-based compensation, from $56.8 million in 2008, including $1.3 million in stock-based compensation. The decrease in research and development expenses was primarily due to $11.0 million in decreased costs associated with our internal research and development organization and $4.2 million in lower external service costs. The decrease in internal research and development costs was primarily attributable to $7.6 million in decreased salaries and related personnel costs, and decreases in laboratory supply, equipment and other costs largely resulting from the restructuring and related workforce reductions implemented in August 2008 and, to a lesser degree, from a second restructuring and related workforce reductions implemented in October 2009. Salaries and related personnel costs for the year ended December 31, 2009 included a charge of $905,000 in connection with workforce reductions from our October 2009 restructuring. Salaries and related personnel costs for the year ended December 31, 2008 included a charge of $1.7 million in connection with workforce reductions from our August 2008 restructuring. External service costs totaled $27.9 million, or 67 percent of our research and development expenses in 2009, compared to $32.1 million, or 57 percent of our research and development expenses in 2008. The decrease in external expenses was largely attributable to decreased development costs for ACP-104 and other programs.

General and Administrative Expenses

General and administrative expenses decreased to $10.3 million in 2009, including $1.3 million in stock-based compensation, from $11.8 million in 2008, including $1.7 million in stock-based compensation. The decrease in general and administrative expenses was primarily due to $1.3 million in decreased salaries and related personnel costs resulting from our August 2008 restructuring and related workforce reductions. Salaries and related personnel costs for the year ended December 31, 2009 included a charge of $382,000 in connection with workforce reductions from our October 2009 restructuring. Salaries and related personnel costs for the year ended December 31, 2008 included a charge of $454,000 in connection with workforce reductions from our August 2008 restructuring.

Interest Income

Interest income decreased to $409,000 in 2009 from $2.9 million in 2008. The decrease in interest income was due to decreased yields on our investment security portfolio and lower average levels of cash and investment securities.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of December 31, 2010, we had received $327.5 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $110.8 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.1 million in interest income.

At December 31, 2010, we had $37.1 million in cash, cash equivalents, and investment securities compared to $47.1 million at December 31, 2009. In January 2011, we raised net proceeds of approximately $13.8 million from a private equity financing. We currently anticipate that our cash, cash equivalents, investment securities, and anticipated payments from our ongoing collaborations will be sufficient to fund our operations at least into the first half of 2013.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. In August 2008, we entered into a Committed Equity Financing Facility, or CEFF, which provides us with access, at our discretion, to capital for a three-year period through the sale of newly issued shares of our common stock. According to its terms, the CEFF will expire in August 2011. The funds that can be raised under the CEFF will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. The aggregate amount raised under the CEFF may not exceed $60 million. Under the terms of the CEFF, we may access capital in tranches of up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $0.90. To date, we have raised $1.9 million through the issuance of 1.7 million shares of our common stock pursuant to the CEFF.

We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Over the last few years, turmoil and volatility in the financial markets has adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to additional financing over the near-term future. In particular, given the current market conditions and the disappointing results from an initial Phase III Parkinson’s disease psychosis trial with pimavanserin that we announced in September 2009, any unfavorable outcome in our development of pimavanserin could have a material adverse effect on our ability to raise additional capital.

If we cannot raise adequate additional capital in the future, we will be required to delay, further reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. In addition, in connection with our restructurings, we have reduced the scope of our research and development activities, and we may be required to further reduce the scope of our research and development activities in the future. This may lead to an impairment of our equipment and additional charges, which could materially affect our balance sheet and results of operations. We also are seeking to reduce our obligations under our facilities leases and may incur certain charges as a result.

We have invested a substantial portion of our available cash in a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruption in the credit markets. However, if there is further and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

Net cash used in operating activities totaled $10.7 million in 2010 compared to $13.7 million in 2009 and $64.9 million in 2008. The decrease in net cash used in operating activities in 2010 relative to 2009 was primarily due to net income in 2010 of $15.1 million compared to a net loss of $45.1 million in 2009, as well as changes in operating assets and liabilities, including changes in deferred revenue, and accounts payable and accrued expenses. Deferred revenue decreased by $25.3 million in 2010 compared to an increase in deferred revenue of $28.2 million in 2009. The decrease in deferred revenue in 2010 was primarily attributable to the recognition of $25.9 million in deferred revenue in connection with the conclusion of our collaboration with Biovail in October 2010. The increase in deferred revenue in 2009 was primarily attributable to the $30 million non-refundable upfront payment received pursuant to our collaboration with Biovail as well as initial licensing fees received from our collaboration with Meiji Seika, offset by initial revenues recognized pursuant to these agreements. Accounts payable and accrued expenses decreased by an aggregate of $3.1 million in 2010 compared to an aggregate decrease in accounts payable and accrued expenses of $1.6 million in 2009. The decrease in accounts payable and accrued expenses in 2010 was primarily due to payments made for external service costs related to our clinical trials, the timing and amount of which may fluctuate significantly from period to period.

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

Net cash used in investing activities totaled $1.1 million in 2010 compared to net cash provided by investing activities of $9.4 million in 2009 and net cash provided by investing activities of $69.7 million in 2008. Net cash used in or provided by investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash used in investing activities in 2010 relative to net cash provided by investing activities in 2009 was primarily due to increased purchases of investment securities, net of maturities of investment securities. The decrease in net cash provided by investing activities in 2009 relative to 2008 was primarily due to decreased maturities of investment securities, net of purchases of investment securities.

Net cash provided by financing activities totaled $470,000 in 2010 compared to $1.2 million in 2009 and net cash used in financing activities of $374,000 in 2008. The decrease in net cash provided by financing activities in 2010 relative to 2009 was primarily attributable to reduced proceeds from the issuance of stock offset by decreased repayments of long-term debt. The increase in net cash provided by financing activities in 2009 relative to 2008 was primarily attributable to increased proceeds from the issuance of common stock, including sales under our CEFF. The net cash used in financing activities in 2008 was primarily due to repayments of our long-term debt, offset by net proceeds from stock option exercises and employee stock plan purchases.

The following table summarizes our contractual obligations, including interest, at December 31, 2010 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$7,265	$1,807	$3,916	$1,542	$—
Long-term debt	117	84	33	—	—

Total	$7,382	$1,891	$3,949	$1,542	$—

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $8.7 million of future services under these agreements as of December 31, 2010. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

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

Recent Accounting Pronouncements

See Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2010, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

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

As of December 31, 2010, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

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

The information required by this Item and not set forth below will be set forth in the section headed “Proposal 1—Election of Directors” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC by May 2, 2011 (the “Proxy Statement”) and is incorporated in this report by reference.

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

Item 14.	Principal Accountant Fees and Services.

The information required by this Item will be set forth in the section headed “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

Date: March 10, 2011

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

Signature	Title	Date

/S/ ULI HACKSELL Uli Hacksell	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2011

/S/ THOMAS H. AASEN Thomas H. Aasen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2011

/S/ LESLIE IVERSEN Leslie Iversen	Chairman of the Board	March 10, 2011

/S/ MICHAEL BORER Michael Borer	Director	March 10, 2011

/S/ LAURA BREGE Laura Brege	Director	March 10, 2011

/S/ MARY ANN GRAY Mary Ann Gray	Director	March 10, 2011

/S/ LESTER KAPLAN Lester Kaplan	Director	March 10, 2011

/S/ TORSTEN RASMUSSEN Torsten Rasmussen	Director	March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ACADIA Pharmaceuticals Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express opinions on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Diego, California

March 10, 2011

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$6,849	$18,122
Investment securities, available-for-sale	30,238	28,938
Prepaid expenses, receivables and other current assets	762	1,413

Total current assets	37,849	48,473
Property and equipment, net	426	1,062
Other assets	119	145

Total assets	$38,394	$49,680

Liabilities and stockholders’ equity
Accounts payable	$1,972	$2,947
Accrued expenses	3,219	5,358
Current portion of deferred revenue	690	6,037
Current portion of long-term debt	78	365

Total current liabilities	5,959	14,707

Long-term portion of deferred revenue	2,623	22,579
Long-term debt, less current portion	32	98
Other long-term liabilities	92	182

Total liabilities	8,706	37,566

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2010 and 2009; no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at December 31, 2010 and 2009; 39,350,561 and 38,332,119 shares issued and outstanding at December 31, 2010 and 2009, respectively	4	4
Additional paid-in capital	353,278	350,872
Accumulated deficit	(324,106)	(339,245)
Accumulated other comprehensive income	512	483

Total stockholders’ equity	29,688	12,114

	$38,394	$49,680

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues
Collaborative revenues	$42,135	$6,399	$1,590

Operating expenses
Research and development (includes stock-based compensation of $599, $874, and $1,325, respectively)	20,579	41,585	56,750
General and administrative (includes stock-based compensation of $984, $1,260, and $1,662, respectively)	6,462	10,282	11,818

Total operating expenses	27,041	51,867	68,568

Income (loss) from operations	15,094	(45,468)	(66,978)
Interest income, net	45	323	2,734

Net income (loss)	$15,139	$(45,145)	$(64,244)

Net income (loss) per common share, basic	$0.39	$(1.20)	$(1.73)

Net income (loss) per common share, diluted	$0.39	$(1.20)	$(1.73)

Weighted average common shares outstanding, basic	38,593	37,476	37,113

Weighted average common shares outstanding, diluted	38,720	37,476	37,113

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$15,139	$(45,145)	$(64,244)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	607	1,111	1,043
Stock-based compensation	1,583	2,134	2,987
Amortization of investment premium/discount	(117)	260	911
Other	(94)	323	5
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	671	1,013	1,966
Other assets	26	47	83
Accounts payable	(990)	656	(276)
Accrued expenses	(2,135)	(2,282)	(7,075)
Deferred revenue	(25,303)	28,178	(268)
Other long-term liabilities	(90)	(22)	(1)

Net cash used in operating activities	(10,703)	(13,727)	(64,869)

Cash flows from investing activities
Purchases of investment securities	(54,674)	(50,265)	(79,972)
Maturities of investment securities	53,486	59,750	149,912
Purchases of property and equipment	—	(41)	(226)
Proceeds from sales of property and equipment	128	—	—

Net cash provided by (used in) investing activities	(1,060)	9,444	69,714

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	823	1,923	535
Repayments of long-term debt	(353)	(762)	(909)

Net cash provided by (used in) financing activities	470	1,161	(374)

Effect of exchange rate changes on cash	20	73	(287)

Net increase (decrease) in cash and cash equivalents	(11,273)	(3,049)	4,184
Cash and cash equivalents
Beginning of year	18,122	21,171	16,987

End of year	$6,849	$18,122	$21,171

Supplemental schedule of cash flow information
Interest paid	$37	$96	$171

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances at December 31, 2007	37,035,389	$4	$343,293	$(229,856)	$493	$113,934	$(56,137)

Issuance of common stock from exercise of stock options	70,548	—	187	—	—	187
Issuance of common stock pursuant to employee stock purchase plan	71,937	—	348	—	—	348
Net loss	—	—	—	(64,244)	—	(64,244)	$(64,244)
Noncash compensation related to stock options granted	—	—	2,987	—	—	2,987
Unrealized loss on investment securities	—	—	—	—	(104)	(104)	(104)
Cumulative translation adjustment	—	—	—	—	(116)	(116)	(116)

Balances at December 31, 2008	37,177,874	$4	$346,815	$(294,100)	$273	$52,992	$(64,464)

Issuance of common stock from exercise of stock options	62,189	—	74	—	—	74
Issuance of common stock pursuant to employee stock purchase plan	176,785	—	193	—	—	193
Issuance of common stock under Committed Equity Financing Facility, net of issuance costs	785,271	—	1,147	—	—	1,147
Issuance of common stock upon exercise of warrant	130,000	—	509	—	—	509
Net loss	—	—	—	(45,145)	—	(45,145)	(45,145)
Noncash compensation related to stock options granted	—	—	2,134	—	—	2,134
Unrealized loss on investment securities	—	—	—	—	(98)	(98)	(98)
Cumulative translation adjustment	—	—	—	—	308	308	308

Balances at December 31, 2009	38,332,119	$4	$350,872	$(339,245)	$483	$12,114	$(44,935)

Issuance of common stock from exercise of stock options	10,820	—	11	—	—	11
Issuance of common stock pursuant to employee stock purchase plan	81,032	—	65	—	—	65
Issuance of common stock under Committed Equity Financing Facility, net of issuance costs	926,590	—	747	—	—	747
Net income	—	—	—	15,139	—	15,139	15,139
Noncash compensation related to stock options granted	—	—	1,583	—	—	1,583
Unrealized loss on investment securities	—	—	—	—	(5)	(5)	(5)
Cumulative translation adjustment	—	—	—	—	34	34	34

Balances at December 31, 2010	39,350,561	$4	$353,278	$(324,106)	$512	$29,688	$15,168

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

ACADIA Pharmaceuticals Inc. (the “Company”) was originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. The Company reincorporated in Delaware in 1997. The Company is focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. The Company’s primary operations are based in San Diego, California and it has two wholly owned subsidiaries located in Europe.

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of December 31, 2010, the Company had an accumulated deficit of $324.1 million. The Company expects to incur operating losses for at least the next several years as it pursues the development of its product candidates.

The Company will require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s clinical trials, the scope, prioritization and number of its research and development programs, and the ability of its collaborators and the Company to reach the milestones, and other events or developments under its collaboration agreements. Until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from private or public sales of its securities, debt financing, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. In addition, the Company may be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

For financial instruments, consisting of cash and cash equivalents, accounts payable and accrued expenses included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for investment securities, which are separately disclosed elsewhere, are based on quoted market prices for the instruments or other observable inputs.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives (generally three to ten years) using the straight line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight line method. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized. During the years ended December 31, 2010, 2009 and 2008, gains or losses from disposals of property and equipment were not material.

Revenues

The Company recognizes revenues in accordance with authoritative guidance established by U.S. generally accepted accounting principles (“GAAP”). The Company’s revenues are primarily related to its collaboration agreements, which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, and licensing fees. The Company’s collaboration agreements also include potential payments for product royalties; however, the Company has not received any product royalties to date.

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

Upfront, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenues over the expected period of performance. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, the Company does not have ongoing involvement or obligations, and the fair value of any undelivered items can be determined. When non-refundable license fees do not meet all of these criteria, the license revenues are recognized over the expected period of performance. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Payments for reimbursement of external development costs are generally recognized as revenues using a contingency-adjusted performance model over the expected period of performance based on the nature of the related agreement.

The Company evaluates milestone payments on an individual basis and recognizes revenues from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance.

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

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and investment securities. The Company currently invests its excess cash primarily in a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. The Company has adopted an investment policy that includes guidelines relative to diversification and maturities to preserve principal and liquidity. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

During the years ended December 31, 2010, 2009, and 2008, revenues from two of the Company’s collaborative partners comprised 97 percent, 89 percent, and 88 percent of total revenues, respectively. Revenue related to the Biovail collaboration comprised 94 percent and 72 percent of total revenues for the years ended December 31, 2010 and 2009, respectively. Revenues from Allergan, Inc. comprised 3 percent, 17 percent, and 64 percent of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively. Another collaborative partner comprised 24 percent of total revenues for the year ended December 31, 2008.

Foreign Currency Translation

The functional currencies of the Company’s subsidiaries located in Europe are the local currencies. Accordingly, assets and liabilities of these entities are translated at the current exchange rate at the balance sheet date and historical rates for equity. Revenue and expense components are translated at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of stockholders’ equity. At December 31, 2010 and 2009, the balance within accumulated other comprehensive income from foreign currency translation was $516,000 and $482,000, respectively. Foreign currency transaction gains and losses are included in the results of operations and, to date, have not been significant.

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

	Years Ended December 31,
	2010	2009	2008
Expected volatility	101%	74-96%	68-81%
Risk-free interest rate	1-3%	2-3%	2-3%
Expected forfeiture rate	11%	5-10%	5-6%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.7	5.7	5.5-5.7

Expected Volatility. In 2010, the Company considered its historical volatility and implied volatility when determining the volatility factor. In prior years, the Company also utilized the historical volatility of peer companies due to a lack of trading history. Peer companies were selected based upon similar characteristics such as industry, stage of development, size and financial leverage.

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

The following assumptions were used to estimate the fair value for the offerings under the employee stock purchase plan that commenced during the indicated year:

	Years Ended December 31,
	2010	2009	2008
Expected volatility	58-152%	123-179%	50-164%
Risk-free interest rate	0-1%	0-1%	0-3%
Expected dividend yield	0%	0%	0%
Expected life of offering in years	0.5-2.0	0.5-2.0	0.5-2.0

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accumulated other comprehensive income consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Unrealized gain (loss) on investment securities	$(4)	$1
Foreign currency translation adjustments	516	482

	$512	$483

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares that were outstanding during the period. The effect of outstanding stock options and warrants is reflected, when dilutive, in diluted earnings per common share by application of the treasury stock method. For the year ended December 31, 2010, outstanding stock options to purchase an aggregate of 127,000 common shares were included in the weighted average common shares outstanding on a diluted basis and, therefore, are not included in the table below. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share for the years ended December 31, 2009 and 2008 because all such securities were antidilutive. Shares used in calculating basic and diluted net loss per common share exclude these potential common shares:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Antidilutive options to purchase common stock	4,066	3,612	3,291
Antidilutive warrants to purchase common stock	848	1,691	1,539

	4,914	5,303	4,830

Segment Reporting

Management has determined that the Company operates in one operating segment. All revenues for the years ended December 31, 2010 and 2009 were generated in the United States. Information regarding long-lived assets by geographic area is as follows:

	December 31,
	2010	2009
	(in thousands)
United States	$282	$738
Europe	144	324

	$426	$1,062

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which amends existing guidance related to revenue recognition for arrangements with multiple deliverables. The guidance provides accounting principles and application guidance for arrangements that contain multiple deliverables, including how the arrangement should be separated, and the consideration allocated to each deliverable. Assuming other criteria are met, this guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The Company will adopt this guidance prospectively on January 1, 2011 for any new or materially modified agreements after the date of adoption.

In April 2010, the FASB issued an accounting standards update which provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. The Company will adopt this guidance prospectively on January 1, 2011 for any milestones which may be achieved subsequent to adoption.

3. Investment Securities

Investment securities, available-for-sale, consisted of the following:

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
U.S. Treasury notes	$4,291	$—	$—	$4,291
Government sponsored enterprise securities	23,432	2	(6)	23,428
Corporate debt securities	2,519	—	—	2,519

	$30,242	$2	$(6)	$30,238

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
U.S. Treasury notes	$3,790	$—	$—	$3,790
Government sponsored enterprise securities	25,147	7	(6)	25,148

	$28,937	$7	$(6)	$28,938

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

As of December 31, 2010, the Company held $37.1 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/P1 as determined by Moody’s Investors Service and/or Standard & Poor’s.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s cash equivalents and available-for-sale investment securities are classified within Level 1 or Level 2 of the fair value hierarchy. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

	December 31, 2010	Fair Value Measurements at Reporting Date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$6,403	$6,403	$—	$—
U.S. Treasury notes	4,291	4,291	—	—
Government sponsored enterprise securities	23,428	—	23,428	—
Corporate debt securities	2,519	—	2,519	—

	$36,641	$10,694	$25,947	$—

	December 31, 2009	Fair Value Measurements at Reporting Date using

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$17,038	$17,038	$—	$—
U.S. Treasury notes	3,790	3,790	—	—
Government sponsored enterprise securities	25,148	—	25,148	—

	$45,976	$20,828	$25,148	$—

5. Balance Sheet Components

Property and equipment, net, consisted of the following:

	Estimated Useful Lives (Years)	December 31,
		2010	2009
		(in thousands)
Machinery and equipment	5–7	$5,480	$5,711
Computers and software	3	1,162	1,368
Furniture and fixtures	3–10	256	266
Leasehold improvements	3–10	1,148	1,150

		8,046	8,495
Accumulated depreciation and amortization		(7,620)	(7,433)

		$426	$1,062

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization of property and equipment was $607,000, $1.1 million, and $1.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Accrued expenses consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Accrued clinical and research services	$2,339	$3,623
Accrued compensation and benefits	537	1,375
Other	343	360

	$3,219	$5,358

6. Long-Term Debt

The Company has entered into equipment financing agreements that were used to finance capital expenditures. These agreements provide for equal monthly installments to be paid over a three to four year period, with interest at rates ranging from 9.95 percent to 10.27 percent per annum. At December 31, 2010 and 2009, the Company had $110,000 and $463,000, respectively, in outstanding borrowings under these agreements. At December 31, 2010, a total of $78,000 of the outstanding borrowings was classified as current and $32,000 was classified as long-term.

7. Collaborative Research and Licensing Agreements

In May 2009, the Company entered into a collaboration and license agreement with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation, to co-develop and commercialize pimavanserin for neurological and psychiatric indications in the United States and Canada. Under the terms of the agreement, the Company received an upfront non-refundable cash payment of $30 million and was eligible to receive potential development, regulatory and sales milestone payments as well as royalties on future net sales of pimavanserin. The upfront non-refundable cash payment of $30 million received from Biovail was deferred and was being recognized as revenue on a straight line basis over the estimated period of the Company’s performance under the agreement. Payments received from Biovail for the reimbursement of specified development costs also were deferred and recognized as revenue using a contingency-adjusted performance model. In October 2010, the Company and Biovail entered into an agreement pursuant to which the parties agreed to conclude their collaboration. Under this agreement, the Company regained all rights to pimavanserin and received a one-time cash payment of $8.75 million. As a result of the conclusion of the collaboration pursuant to this agreement, during the fourth quarter of 2010, the Company recorded an aggregate of $34.7 million in revenue, consisting of the $8.75 million cash payment and recognition of $25.9 million of deferred revenue remaining from this collaboration. The Company has no ongoing involvement with or future obligations to Biovail and will no longer recognize revenue from this collaboration. The Company recognized revenues relating to the Biovail collaboration of $39.5 million and $4.6 million during the years ended December 31, 2010 and 2009, respectively. At December 31, 2009, $26.1 million of revenue was deferred under this agreement, of which $5.3 million was included in current liabilities and $20.8 million was included in long-term liabilities. At December 31, 2010, the Company had no deferred revenue balance related to this collaboration.

In March 2009, the Company entered into a collaboration and license agreement with Meiji Seika Kaisha, Ltd. (“Meiji Seika”) to develop and commercialize a novel class of pro-cognitive drugs to treat patients with schizophrenia in Japan and several other Asian countries. Under the agreement, the Company is eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential development and regulatory milestone payments, in addition to royalties on product sales, if any, in the Asian territory. Meiji Seika also is responsible for the first $15 million of development expenses, of which approximately $1.1 million had been incurred through December 31, 2010. The companies will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event the Company further licenses the program outside of the licensed Asian territory. Meiji Seika is responsible for all costs associated with the development, manufacturing and commercialization of the product candidate in the Asian territory. Meiji Seika is eligible to share a portion of any product-related revenues received by the Company in the rest of the world. Payments received from Meiji Seika for license fees and the reimbursement of specified development costs have been deferred and are being recognized as revenue using a contingency-adjusted performance model over the estimated period of the Company’s performance. The Company recognized revenues relating to this collaboration of $472,000 and $161,000 during the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, $3.0 million of revenue was deferred under this agreement, of which $362,000 was included in current liabilities and $2.6 million was included in long-term liabilities. At December 31, 2009, $2.0 million of revenue was deferred under this agreement, of which $215,000 was included in current liabilities and $1.8 million was included in long-term liabilities.

In March 2003, the Company entered into a collaboration agreement with Allergan to discover, develop and commercialize new therapeutics for ophthalmic and other indications. The agreement originally provided for a three-year research term that has been extended by the parties through March 2011. As of December 31, 2010, the Company had received an aggregate of $17.4 million under the agreement, consisting of an upfront payment, research funding and related fees. The Company also may receive license fees and milestone payments as well as royalties on future product sales worldwide, if any. The Company recognized $1.0 million in revenue related to this agreement during each of the years ended December 31, 2010, 2009, and 2008.

In July 1999, the Company entered into a collaboration agreement with Allergan to discover, develop and commercialize drugs for the treatment of glaucoma. Under the agreement, the Company provided its drug discovery expertise to enable the selection by Allergan of a product candidate for development and commercialization. Allergan was granted exclusive worldwide rights to products based on this product candidate for the treatment of ocular disease. As of December 31, 2010, the Company had received an aggregate of $9.4 million in payments under the agreement, consisting of upfront fees, research funding, and milestone payments. In addition, the Company is eligible to receive additional milestone payments as well as royalties on future product sales worldwide, if any. Revenue recognized under this agreement during the years ended December 31, 2010, 2009, and 2008 totaled $45,000, $50,000, and $23,000, respectively.

In September 1997, the Company entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for pain and ophthalmic indications. This agreement was subsequently amended in conjunction with the execution of the March 2003 collaboration. Pursuant to the 1997 agreement, the Company granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. The Company had received an aggregate of $10.5 million in research funding and milestone payments through December 31, 2010 under this agreement. The Company is also eligible to receive additional milestone payments as well as royalties on future product sales worldwide, if any. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in the Company. The Company recognized no revenue under this agreement during the years ended December 31, 2010, 2009, and 2008.

8. Restructurings

In October 2009, the Company implemented a restructuring designed to further streamline its operations, reduce its internal operating expenses, and extend its cash runway. In connection with the restructuring, the

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There have been no significant changes in estimates or reversals of amounts previously accrued for either of these restructurings. The Company had paid all of the restructuring costs as of December 31, 2010.

9. Stockholders’ Equity

Committed Equity Financing Facility

In August 2008, the Company entered into a Committed Equity Financing Facility (“CEFF”) with Kingsbridge Capital Limited that provides the Company with access, at its discretion, to capital during a three-year period through the sale of newly-issued shares of the Company’s common stock. Pursuant to its terms, the CEFF will expire in August 2011. The funds that can be raised under the CEFF will depend on the then-current price of the Company’s common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. The aggregate amount raised under the CEFF may not exceed $60 million. The Company may access capital under the CEFF in tranches of up to a maximum of between 2.0 and 3.5 percent of its market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $0.90. The shares would be sold at discounts ranging from 6 percent to 12 percent, depending on the average market price of the Company’s common stock during the applicable pricing period. As of December 31, 2010, the Company had raised $1.9 million through the issuance of 1.7 million shares of its common stock pursuant to the CEFF.

Warrants

In connection with the CEFF, the Company issued a warrant to Kingsbridge in August 2008 to purchase 350,000 shares of common stock at an exercise price of $3.915 per share. The warrant is exercisable through February 2014, subject to certain exceptions. The warrant’s value of $576,000 was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 3.23 percent, volatility of 74.33 percent, a 5.5 year term and no dividend yield. This warrant was recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrant is considered a financing cost. In August 2009, Kingsbridge exercised the warrant with respect to 130,000 shares, and 220,000 shares remain outstanding as of December 31, 2010. In addition, the Company had warrants outstanding at December 31, 2010 to purchase an aggregate of 74,073 shares of its common stock that were issued in connection with a secured promissory note in 2002. These warrants have an exercise price of $8.10 per share and will expire in May 2012.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”) became effective upon approval of the stockholders in June 2010. The 2010 Plan permits the grant of options to directors, officers, other employees, and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is ten years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. The 2010 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the 2004 Plan reserve after June 2010. At December 31, 2010, there were 8,314,234 shares of common stock authorized for issuance and 3,992,574 shares of common stock available for new grants under the 2010 Plan.

The 2004 Plan became effective upon the closing of the Company’s initial public offering in June 2004. The 2004 Plan provided for the grant of options to directors, officers, other employees, and consultants. The exercise price of options granted under the 2004 Plan was at 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option was ten years. Options granted under the 2004 Plan generally vested over a four-year period.

The Company’s 1997 stock option plan (the “1997 Plan”) provided for the grant of incentive stock options and nonqualified stock options to employees, officers, directors, consultants and advisors of the Company prior to the Company’s initial public offering. The exercise price of each option grant was set at the fair market value for the Company’s common stock as determined by the Company’s Board of Directors and each option’s maximum term was ten years. Options granted under the 1997 Plan generally vested over a four-year period. Stock option transactions under the 2010 Plan, 2004 Plan and 1997 Plan during the years ended December 31, 2010, 2009, and 2008 are presented below:

	Number of Shares	Weighted- Average Exercise Prices	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2007	2,811,343	$7.46
Granted	1,360,434	$5.09
Exercised	(70,548)	$2.66
Canceled/forfeited	(547,595)	$9.21

Outstanding at December 31, 2008	3,553,634	$6.37
Granted	537,086	$1.47
Exercised	(62,189)	$1.20
Canceled/forfeited	(773,085)	$4.58

Outstanding at December 31, 2009	3,255,446	$6.09
Granted	1,760,382	$1.44
Exercised	(10,820)	$1.01
Canceled/forfeited	(689,910)	$6.70

Outstanding at December 31, 2010	4,315,098	$4.11	7.0

Vested and expected to vest at December 31, 2010	4,094,623	$4.24	6.9

Exercisable at December 31, 2010	2,446,730	$5.87	5.5

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010, 2009, and 2008, there were 2,446,730, 2,311,808, and 2,013,495 options exercisable, respectively.

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock of $1.20 on that date. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2010 was $45,000. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was approximately $4,000, $186,000, and $380,000, respectively, determined as of the date of exercise. The Company received $11,000 in cash from options exercised during the year ended December 31, 2010.

The weighted average fair value of options granted during the years ended December 31, 2010, 2009, and 2008 was approximately $1.13, $1.07, and $3.21, respectively. As of December 31, 2010, total unrecognized compensation cost related to stock options and purchase rights was approximately $1.9 million, and the weighted average period over which this cost is expected to be recognized is 2.3 years.

The following table summarizes information about stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.95–$ 1.35	1,163,213	7.5	$1.22	533,672	$1.15
$ 1.36–$ 1.80	1,059,250	8.6	$1.55	84,875	$1.51
$ 1.81–$ 4.00	682,455	7.2	$2.24	489,697	$2.23
$ 4.01–$ 6.95	370,176	4.9	$6.69	360,546	$6.69
$ 6.96–$ 8.50	490,345	5.8	$8.28	433,724	$8.27
$ 8.51–$12.00	302,685	4.3	$9.59	302,685	$9.59
$12.01–$15.43	246,974	5.3	$14.98	241,531	$14.98

	4,315,098		$4.11	2,446,730	$5.87

Stock-based awards issued to non-employees other than directors are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes model with the following assumptions for the year ended December 31, 2010: dividend yield of 0 percent; volatility of 74 to 76 percent; risk free interest rate of 3 to 4 percent and remaining contractual life of 7 to 9 years. For the year ended December 31, 2009, the following assumptions were used: dividend yield of 0 percent; volatility of 76 percent; risk free interest rate of 3 to 4 percent and remaining contractual life of 7 to 8 years. For the year ended December 31, 2008, the following assumptions were used: dividend yield of 0 percent; volatility of 72 to 76 percent; risk free interest rate of 2 to 4 percent and remaining contractual life of 7 to 9 years. During the years ended December 31, 2010, 2009, and 2008, in connection with the grant of stock options to non-employees, the Company recorded expense (benefit) of $6,000, $16,000, and ($39,000), respectively.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the Company’s initial public offering in June 2004. The Purchase Plan includes an “evergreen”

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provision providing that an additional number of shares will automatically be added to the shares authorized for issuance at each annual meeting of stockholders for a period of ten years, which began with the meeting in 2005. A total of 925,000 shares of common stock have been reserved for issuance under the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2010, 2009, and 2008, 81,032, 176,785, and 71,937 shares of common stock were issued at average prices of $0.81, $1.09, and $4.83 under the Purchase Plan, respectively. The weighted average fair value of purchase rights granted during the years ended December 31, 2010, 2009, and 2008 was $0.42, $1.09, and $1.49, respectively. During the years ended December 31, 2010, 2009, and 2008, the Company recorded cash received from the exercise of purchase rights of $65,000, $193,000, and $348,000, respectively.

Common Stock Reserved For Future Issuance

At December 31, 2010, 4,315,098 and 294,073 shares of common stock were reserved for issuance upon the exercise of stock options and warrants, respectively.

10. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation. The Company’s total contributions to the 401(k) Plan were $133,000, $271,000, and $458,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

11. Income Taxes

At December 31, 2010, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $283.4 million and $214.2 million, respectively. The federal and state NOL carryforwards begin to expire in 2012 and 2016, respectively. The Company has $7.3 million of federal research and development (“R&D”) credit carryforwards that will begin to expire in 2012. In addition, the Company has $3.6 million of state R&D credit carryforwards that have no expiration date. The Company also has foreign NOL carryforwards of approximately $5.2 million that have no expiration date.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of the deferred tax assets are as follows:

	2010	2009
	(in thousands)
NOL carryforwards	$108,805	$108,567
R&D credit carryforwards	9,604	9,257
Deferred revenue	1,189	11,196
Capitalized R&D	6,250	3,412
Other	3,674	3,325

	129,522	135,757
Valuation allowance	(129,522)	(135,706)

	$—	$51

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance in 2010. The valuation allowance decreased by approximately $6.2 million in 2010 primarily due to the reversal of deferred tax assets used to offset 2010 net income.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net income (loss) is summarized as follows:

	2010	2009	2008
	(in thousands)
Amounts computed at statutory federal rate	$5,144	$(15,238)	$(21,868)
Permanent differences, including stock-based compensation	274	333	1,131
Federal R&D credits	(350)	(1,237)	(1,687)
Change in valuation allowance	(6,080)	18,809	25,971
State taxes	972	(2,499)	(3,488)
Foreign taxes	108	(99)	(87)
Other	(56)	220	(46)

	$12	$289	$(74)

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 are recorded in the Company’s statement of operations in general and administrative expenses. The Company’s policy is to recognize interest and penalties, if any, as a component of income tax expense.

The tax years 1997-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

12. Commitments and Contingencies

The Company and its Swedish subsidiary lease facilities and certain equipment under noncancelable operating leases that expire at various dates through May 2015. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. The Company’s facilities leases provide for the extension of their lease terms and the primary U.S. lease provides for early termination.

Future noncancelable minimum payment obligations under operating lease arrangements are as follows at December 31, 2010:

Year Ending	(in thousands)
2011	$1,807
2012	1,738
2013	1,089
2014	1,089
Thereafter	1,542

$7,265

Rent expense was $2.0 million, $2.5 million, and $2.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. Facility operating leases contain escalation clauses. The Company recognizes rent expense on a straight line basis over the lease term. The difference between rent expense recorded and amounts paid under lease agreements is recorded as deferred rent and included in other long-term liabilities in the accompanying consolidated balance sheet.

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $8.7 million of future services under these agreements as of December 31, 2010. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Subsequent Events

In January 2011, the Company raised net proceeds of $13.8 million from the sale of approximately 12.6 million units at a price of $1.19375 per unit to a select group of institutional investors in a private equity financing. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.35 shares of common stock. The warrants have an exercise price per share equal to $1.38 and are exercisable beginning in July 2011 through January 2018. The common stock and warrants issued in this financing are not included in basic or diluted common shares outstanding as of December 31, 2010.

14. Selected Quarterly Financial Data (Unaudited)

2010	March 31,	June 30,	September 30,	December 31, (1)
	(in thousands, except per share data)
Revenues	$2,133	$2,297	$2,301	$35,404
Net income (loss)	$(5,487)	$(4,288)	$(4,227)	$29,141
Net income (loss) loss per common share, basic	$(0.14)	$(0.11)	$(0.11)	$0.74
Net income (loss) loss per common share, diluted	$(0.14)	$(0.11)	$(0.11)	$0.74

2009	March 31,	June 30,	September 30,	December 31,
Revenues	$374	$1,820	$2,435	$1,769
Net loss	$(15,001)	$(12,728)	$(8,728)	$(8,688)
Net loss per common share, basic and diluted	$(0.40)	$(0.34)	$(0.23)	$(0.23)

(1)	As described in Note 7, during the fourth quarter of 2010, the Company ended its collaboration agreement with Biovail. In connection with concluding this collaboration, the Company recognized $34.7 million in revenues during the fourth quarter of 2010, which resulted in the Company reporting net income for the fourth quarter and year ended December 31, 2010.

Revenues and net loss are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported. Net income (loss) per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net income (loss) per common share amounts may not equal the annual amounts reported.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on April 20, 2005 (incorporated by reference to Exhibit 4.3 to Registration Statement No 333-124753).

4.4	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

4.5	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

10.1	Amended and Restated Stockholders Agreement, dated March 27, 2003, by and among the Registrant and the stockholders named therein (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-113137).

10.2[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.3[a]	1997 Stock Option Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-113137).

10.4[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.5[a]	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2010).

10.6[a]	Forms of agreement under the 2010 Equity Incentive Plan.

10.7[a]	2004 Employee Stock Purchase Plan and initial offering thereunder (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-113137).

10.8[a]	Volume Submitter Defined Contribution Plan (“401(k) Plan”) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2010).

10.9[a]	Adoption Agreement for 401(k) Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2010).

10.10a	Employment Letter Agreement, dated December 21, 1998, between the Registrant and Uli Hacksell, Ph.D. (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-52492).

10.11[a]	Employment Letter Agreement, dated March 4, 1998, between the Registrant and Thomas H. Aasen (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-52492).

Exhibit Number	Description
10.12[a]	Employment Offer Letter, dated May 26, 2006, between the Registrant and Roger Mills (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 2, 2007).

10.13[a]	Employment Agreement between the Registrant and Glenn F. Baity.

10.14[a]	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2007).

10.15[b]	Collaborative Research, Development and License Agreement, dated September 24, 1997, by and among the Registrant, Allergan, Inc. and Vision Pharmaceuticals L.P. (now Allergan Sales, Inc.) (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-113137).

10.16[b]	Amendment to Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-113137).

10.17[b]	Collaborative Research, Development and License Agreement, dated July 26, 1999, by and among the Registrant and Allergan, Inc., Allergan Pharmaceuticals (Ireland) Limited, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-113137).

10.18[b]	Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-113137).

10.19[b]	Second Amendment to Collaborative Research, Development and License Agreement, dated February 28, 2006, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2006).

10.20[b]	Third Amendment to Collaborative Research, Development and License Agreement, dated March 3, 2008, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 5, 2008).

10.21[b]	Fourth Amendment to Collaborative Research, Development and License Agreement, dated April 22, 2009, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2009).

10.22[b]	Fifth Amendment to Collaborative Research, Development and License Agreement, dated March 23, 2010, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2010).

10.23[b]	Collaboration and License Agreement, dated April 1, 2009, by and among the Registrant and Meiji Seika Keisha, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 11, 2009).

10.24	Termination Agreement by and between Biovail Laboratories International SRL and the Registrant, dated October 27, 2010.

10.25[b]	Securities Purchase Agreement, dated January 9, 2011, by and between the Registrant and the purchasers listed on Exhibit A thereto. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed January 12, 2011).

Exhibit Number	Description
10.26	Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-52492).

10.27	Lease Amendment, dated November 1, 2005, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.28	Lease Amendment, dated November 30, 2007, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed March 5, 2008).

10.29	Lease Amendment, dated January 22, 2010, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2010).

10.30	Lease Agreement, executed November 2, 2005, between ACADIA Pharmaceuticals AB and Medeon Fastigheter AB (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.31	Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.32	Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and the Registrant, dated as of August 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

10.33	Amendment to Common Stock Purchase Agreement by and between Kingsbridge Capital Limited and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 24, 2010).

10.34	Registration Rights Agreement by and between Kingsbridge Capital Limited and the Registrant, dated as of August 4, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

10.35[a]	Description of Executive Officer Annual Incentive Cash Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed March 7, 2008).

10.36[b]	License Agreement, dated November 30, 2006, by and between the Registrant and Société de Conseils, de Recherches et d’Applications Scientifiques SAS, a French corporation member of the Ipsen Group (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 52).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[a]	Indicates management contract or compensatory plan or arrangement.
[b]	We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933.