Form 10-Q
period 2011-03-31
ACADIA PHARMACEUTICALS INC
filed 2011-05-10
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 30, 2011:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	52,707,467

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	March 31, 2011	December 31, 2010(1)
Assets
Cash and cash equivalents	$6,829	$6,849
Investment securities, available-for-sale	38,835	30,238
Prepaid expenses, receivables and other current assets	884	762

Total current assets	46,548	37,849
Property and equipment, net	244	426
Other assets	95	119

Total assets	$46,887	$38,394

Liabilities and Stockholders’ Equity
Accounts payable	$1,380	$1,972
Accrued expenses	4,253	3,219
Current portion of deferred revenue	462	690
Current portion of long-term debt	44	78

Total current liabilities	6,139	5,959

Long-term portion of deferred revenue	2,548	2,623
Other long-term liabilities	92	124

Total liabilities	8,779	8,706

Commitments (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized at March 31, 2011 and December 31, 2010; 51,921,766 shares and 39,350,561 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	5	4
Additional paid-in capital	367,505	353,278
Accumulated deficit	(329,939)	(324,106)
Accumulated other comprehensive income	537	512

Total stockholders’ equity	38,108	29,688

Total liabilities and stockholders’ equity	$46,887	$38,394

(1)	The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Collaborative revenues	$435	$2,133

Operating expenses
Research and development (includes stock-based compensation of $120 and $229 for the three months ended March 31, 2011 and 2010, respectively)	4,412	5,815
General and administrative (includes stock-based compensation of $255 and $252 for the three months ended March 31, 2011 and 2010, respectively)	1,884	1,814

Total operating expenses	6,296	7,629

Loss from operations	(5,861)	(5,496)
Interest income, net	28	9

Net loss	$(5,833)	$(5,487)

Net loss per common share, basic and diluted	$(0.12)	$(0.14)

Weighted average common shares outstanding, basic and diluted	50,367	38,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(5,833)	$(5,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189	174
Stock-based compensation	375	481
Other	151	(75)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(113)	(285)
Other assets	26	8
Accounts payable	(602)	(815)
Accrued expenses	1,026	(304)
Deferred revenue	(303)	(116)
Other long-term liabilities	(23)	(33)

Net cash used in operating activities	(5,107)	(6,452)

Cash flows from investing activities
Purchases of investment securities	(24,347)	(8,106)
Maturities of investment securities	15,612	14,625

Net cash provided by (used in) investing activities	(8,735)	6,519

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	13,853	4
Repayments of long-term debt	(43)	(107)

Net cash provided by (used in) financing activities	13,810	(103)

Effect of exchange rate changes on cash	12	(19)

Net decrease in cash and cash equivalents	(20)	(55)
Cash and cash equivalents
Beginning of period	6,849	18,122

End of period	$6,829	$18,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. (together with its wholly owned subsidiaries, the “Company”) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of March 31, 2011, the Company had an accumulated deficit of $330.0 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development of its product candidates.

The Company will require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s clinical trials, the scope, prioritization and number of its research and development programs, and the ability of its collaborators and the Company to reach the milestones, and other events or developments under its collaboration and license agreements. Until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from private or public sales of its securities, debt financing, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. In addition, the Company may be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Antidilutive options to purchase common stock	4,910	3,789
Antidilutive warrants to purchase common stock	4,148	1,613

	9,058	5,402

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $375,000 and $481,000 during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, total unrecognized compensation cost related to stock options and purchase plan rights was $2.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Net loss	$(5,833)	$(5,487)
Unrealized gain (loss) on investment securities	13	(2)
Foreign currency translation adjustments	12	(12)

Total comprehensive loss	$(5,808)	$(5,501)

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
	(unaudited)
Accrued clinical development services	$2,781	$2,339
Accrued compensation and benefits	840	537
Other	632	343

Total	$4,253	$3,219

6. Segment Information

Management has determined that the Company operates in one business segment. All revenues for the three months ended March 31, 2011 and 2010 were generated in the United States. The Company’s long-lived assets, which totaled $244,000 at March 31, 2011, were all located in the United States.

7. Fair Value Measurements

As of March 31, 2011, the Company held $45.7 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred assets between the fair value measurement classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of March 31, 2011.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following hierarchy (in thousands):

	March 31, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$6,619	$6,619	$—	$—
U.S. Treasury notes	2,761	2,761	—	—
Government sponsored enterprise securities	22,296	—	22,296	—
Corporate debt securities	13,778	—	13,778	—

	$45,454	$9,380	$36,074	$—

	December 31, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$6,403	$6,403	$—	$—
U.S. Treasury notes	4,291	4,291	—	—
Government sponsored enterprise securities	23,428	—	23,428	—
Corporate debt securities	2,519	—	2,519	—

	$36,641	$10,694	$25,947	$—

8. Collaborative Research and Licensing Agreements

The Company is currently a party to three separate collaboration agreements with Allergan, Inc. Pursuant to the March 2003 collaboration agreement, the Company had received an aggregate of $17.4 million in payments as of March 31, 2011, consisting of an upfront payment, research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2012. The Company’s two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. The Company is eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of the three collaboration agreements with Allergan. The Company recognized revenues from its collaboration agreements with Allergan of $264,000 and $271,000 during the three months ended March 31, 2011 and 2010, respectively.

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Pharma Co., Ltd. (“Meiji Seika Pharma”). Under the agreement, the Company is eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestone payments, in addition to royalties on product sales, if any, in the licensed Asian territory. Meiji Seika Pharma also is responsible for the first $15 million of designated development expenses, of which approximately $1.4 million had been incurred through March 31, 2011. The Company recognized revenues relating to this collaboration of $95,000 and $154,000 during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, $2.9 million of revenue was deferred under this agreement, of which $364,000 was included in current liabilities and $2.5 million was included in long-term liabilities. At December 31, 2010, $3.0 million of revenue was deferred under this agreement, of which $362,000 was included in current liabilities and $2.6 million was included in long-term liabilities.

In May 2009, the Company entered into a collaboration agreement with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation, pursuant to which the Company received a non-refundable $30 million upfront payment. Under this collaboration, the Company also was eligible to receive potential development, regulatory and sales milestones as well as royalties on future net sales of pimavanserin. In October 2010, the Company and Biovail entered into an agreement pursuant to which the Company reacquired all rights to pimavanserin and the parties concluded their collaboration. In connection with this agreement, the Company recorded all remaining revenues related to its collaboration with Biovail, which totaled $34.7 million, during the fourth quarter of 2010. The Company has no ongoing involvement with or future obligations to Biovail. The Company recognized revenues relating to this collaboration of $1.4 million during the three months ended March 31, 2010.

9. Private Equity Financing

In January 2011, the Company raised net proceeds of approximately $13.8 million through the sale of 12,565,446 units at a price of $1.19375 per unit to a group of institutional investors in a private equity financing. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.35 shares of common stock. The warrants have an exercise price of $1.38 per share, become exercisable on July 12, 2011, and will expire on January 11, 2018. In accordance with authoritative accounting guidance, the allocated fair value of the warrants at the issuance date of $3.3 million was recorded as permanent equity during the three months ended March 31, 2011. The fair value of the warrants was determined using the Black-Scholes model. Pursuant to the terms of the private placement, the Company filed a resale registration statement with the SEC covering the shares of common stock sold in the private placement and the shares of common stock issuable upon the exercise of the warrants. This registration statement became effective January 21, 2011.

10. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $10.9 million of future services under these agreements as of March 31, 2011. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would generally not be liable for the full amount of the contract. The Company’s actual contractual obligations vary depending upon several factors, including the progress and results of the underlying services.

11. Subsequent Event

In April 2011, the Company entered into a termination agreement related to a facility located in Malmo, Sweden that was leased by its Swedish subsidiary. The lease was entered into in June 2005 and had a 10-year term. Pursuant to the termination agreement, the Company made a one-time payment of $690,000 and issued 782,339 shares of its common stock to the landlord. The Company has no further obligations with respect to the lease and will no longer utilize the premises. The Company expects to record a charge of approximately $1.7 million in the second quarter of 2011 in connection with the termination agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2010 included with our Annual Report filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. Our pipeline consists of four product candidates including pimavanserin, which is in Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. We hold worldwide commercialization rights to pimavanserin. In addition, we have a product candidate in Phase II development for chronic pain and a product candidate in Phase I development for glaucoma, both in collaboration with Allergan, as well as a program in IND-track development in collaboration with Meiji Seika Pharma. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of March 31, 2011, we had an accumulated deficit of $330.0 million. We expect to continue to incur operating losses for at least the next several years as we pursue the clinical development of our product candidates.

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

Recent Developments

In January 2011, we raised net proceeds of approximately $13.8 million through the sale of our common stock and warrants to a group of institutional investors in a private equity financing.

In March 2011, we entered into an amendment to extend the research term of our March 2003 collaboration with Allergan. This collaboration originally provided for a three-year research term, which ended in March 2006. The parties previously had extended the research term through March 2011. The most recent amendment extends the research term for one additional year, through March 2012. During the extended research term, the parties will focus joint research efforts on discovery activities in ophthalmic indications.

In April 2011, in order to reduce our facilities expenses, we entered into a termination agreement related to a facility located in Malmo, Sweden that had been leased by our Swedish subsidiary. The lease was entered into in June 2005 and had a 10-year term. Pursuant to the termination agreement, we made a one-time payment of $690,000 and issued 782,339 shares of our common stock to the landlord. We have no further obligations with respect to the lease and will no longer utilize the premises. We expect to incur a charge of approximately $1.7 million in the second quarter of 2011 in connection with the termination agreement. Following this agreement, we expect to save approximately $1.5 million in facilities and related expenses on an annual basis.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of March 31, 2011, we had received an aggregate of $111.0 million in payments under these agreements, including upfront payments, research funding, and milestone payments. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Allergan and Meiji Seika Pharma and potential additional collaborations.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $17.4 million in payments as of March 31, 2011, consisting of an upfront payment, research funding and related fees. This collaboration agreement originally provided for a three-year research term, which has been extended by the parties through March 2012. Our two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika Pharma. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestones, as well as royalties on product sales, if any, in the licensed Asian territory. Meiji Seika Pharma also is responsible for the first $15 million of development expenses and we will share the remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. Our agreement with Meiji Seika Pharma is subject to early termination upon specified events.

In May 2009, we entered into a collaboration agreement with Biovail, pursuant to which we received a non-refundable $30 million upfront payment. Under this collaboration, we also were eligible to receive potential development, regulatory and sales milestones as well as royalties on future net sales of pimavanserin. In October 2010, we entered an agreement with Biovail to regain all rights to pimavanserin and conclude our collaboration. In connection with this agreement, we recorded all remaining revenues related to our collaboration with Biovail during the fourth quarter of 2010. We have no ongoing involvement with or future obligations to Biovail, and we no longer recognize revenue from this collaboration.

Research and Development Expenses

Our research and development expenses consist primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidates, including pimavanserin. We currently are responsible for all future costs incurred in the development of pimavanserin as well as for the costs associated with our other internal programs.

Pursuant to our collaboration, Meiji Seika Pharma is responsible for the first $15 million of development expenses for the product candidate, AM-831, and we and Meiji Seika Pharma will share remaining expenses through clinical proof-of-concept, subject to possible adjustment. We expect to coordinate a significant portion of the planned external development services and, accordingly, we will incur the related development costs for these external services and receive reimbursement of Meiji Seika Pharma’s portion of these costs pursuant to the agreement. Meiji Seika Pharma is responsible for all costs associated with the development of AM-831 in the Asian territory. We are not responsible for, nor have we incurred, development expenses in our clinical programs for chronic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Costs of external service providers:
Pimavanserin	$2,365	$3,638
AM-831 and other	252	169

Subtotal	2,617	3,807
Internal costs	1,675	1,779
Stock-based compensation	120	229

Total research and development	$4,412	$5,815

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

Revenue Recognition

We recognize revenues in accordance with authoritative guidance established by GAAP. Our revenues are primarily related to our collaboration agreements, which may provide for various types of payments to us, including upfront payments, funding of research and development, milestone payments, and licensing fees. Our collaboration agreements also include potential payments for product royalties; however, we have not received any product royalties to date.

We consider a variety of factors in determining the appropriate method of accounting under our collaboration agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting. Where there are multiple deliverables identified within a collaboration agreement that are combined into a single unit of accounting, revenues are deferred and recognized over the expected period of performance. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances of the applicable agreement.

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The estimated fair values of stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of March 31, 2011, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $2.7 million, and the weighted average period over which this cost is expected to be recognized is 2.9 years.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and potential future collaborations and the progress and timing of expenditures related to our development efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenues

Revenues decreased to $435,000 for the three months ended March 31, 2011 from $2.1 million for the three months ended March 31, 2010. This decrease was primarily due to the conclusion of our collaboration with Biovail in October 2010, at which time we recognized all remaining revenues related to this collaboration. We recognized $1.4 million in revenues from this collaboration during the three months ended March 31, 2010. Revenues from our collaborations with Allergan totaled $264,000 for the three months ended March 31, 2011 and were comparable to the revenues from these collaborations for the three months ended March 31, 2010. Revenues from our agreements with other parties, including our collaboration with Meiji Seika Pharma, totaled $170,000 for the three months ended March 31, 2011 compared to $451,000 for the three months ended March 31, 2010.

Research and Development Expenses

Research and development expenses decreased to $4.4 million for the three months ended March 31, 2011, including $120,000 in stock-based compensation, from $5.8 million for the three months ended March 31, 2010, including $229,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $1.2 million in reduced external service costs and $214,000 in decreased salaries and other costs associated with our internal research and development organization. External service costs totaled $2.6 million, or 59 percent of our research and development expenses, for the three months ended March 31, 2011, compared to $3.8 million, or 65 percent of our research and development expenses, for the comparable period in 2010. The decrease in external expenses was largely attributable to decreased costs incurred on our Phase III program for pimavanserin.

General and Administrative Expenses

General and administrative expenses totaled $1.9 million for the three months ended March 31, 2011, including $255,000 in stock-based compensation, compared to $1.8 million for the three months ended March 31, 2010, including $252,000 in stock-based compensation. Increases in personnel and other internal costs during the three months ended March 31, 2011 were largely offset by decreased external service costs.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of March 31, 2011, we had received $341.4 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $111.0 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.1 million in interest income.

At March 31, 2011, we had $45.7 million in cash, cash equivalents and investment securities compared to $37.1 million at December 31, 2010. We currently expect that our cash, cash equivalents, investment securities and anticipated payments from our collaborations will be sufficient to fund our operations at least into the first half of 2013.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. In August 2008, we entered into a Committed Equity Financing Facility, or CEFF, which provides us with access, at our discretion, to capital through the sale of newly issued shares of our common stock. According to its terms, the CEFF will expire in August 2011. The funds that can be raised under the CEFF will depend on the then-current price of our common stock and the number of shares actually sold, which may not exceed an aggregate of approximately 7 million shares. The aggregate amount raised under the CEFF may not exceed $60 million. Under the terms of the CEFF, we may access capital in tranches of up to a maximum of between 2.0 and 3.5 percent of our market capitalization at the time of the draw down of each tranche, subject to certain conditions, including a minimum share price threshold of $0.90. To date, we have raised $1.9 million through the issuance of 1.7 million shares of our common stock pursuant to the CEFF.

We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Over the last few years, turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to additional financing over the near-term future. In particular, given the disappointing results from an initial Phase III Parkinson’s disease psychosis trial with pimavanserin that we announced in September 2009, any unfavorable outcome in our development of pimavanserin could have a material adverse effect on our ability to raise additional capital.

If we cannot raise adequate additional capital in the future, we will be required to delay, further reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

We have invested a substantial portion of our available cash in a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruption in the credit markets that has occurred during the last few years. However, if there is further and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

Net cash used in operating activities decreased to $5.1 million for the three months ended March 31, 2011 from $6.5 million for the three months ended March 31, 2010. This decrease was primarily due to changes in our operating assets and liabilities, including changes in accounts payable and accrued expenses, offset, in part, by an increase in our net loss. Accounts payable and accrued expenses increased by an aggregate of $424,000 for the three months ended March 31, 2011 compared to an aggregate decrease of $1.1 million in accounts payable and accrued expenses for the three months ended March 31, 2010. The changes in accounts payable and accrued expenses were largely attributable to payments made for external service costs related to our clinical trials, the timing and amount of which may fluctuate significantly from period to period.

Net cash used in investing activities totaled $8.7 million for the three months ended March 31, 2011 compared to net cash provided by investing activities of $6.5 million for the three months ended March 31, 2010. Net cash used in or provided by investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash used in investing activities for the three months ended March 31, 2011 compared to net cash provided by investing activities for the three months ended March 31, 2010 was primarily due to increased purchases of investment securities, net of maturities of investment securities.

Net cash provided by financing activities totaled $13.8 million for the three months ended March 31, 2011 compared to net cash used in financing activities of $103,000 for the three months ended March 31, 2010. The net cash provided by financing activities in the three months ended March 31, 2011 was primarily due to $13.8 million in net proceeds received from our January 2011 private equity financing.

The following table summarizes our contractual obligations, including interest, at March 31, 2011 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases(1)	$7,052	$1,834	$3,893	$1,325	$—
Long-term debt	71	48	23	—	—

Total	$7,123	$1,882	$3,916	$1,325	$—

(1)	In April 2011, we entered into a termination agreement related to a facility located in Malmo, Sweden that was leased by our Swedish subsidiary. We will no longer use this facility and will have no further rental obligations under this lease. As result of the termination agreement, the figures reflected in “Total”, “Less than 1 Year”, “1-3 Years” and “4-5 Years” would be reduced by $5.9 million, $1.2 million, $3.4 million and $1.3 million, respectively. We expect to record a charge of approximately $1.7 million in the second quarter of 2011 in connection with the termination agreement.

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $10.9 million of future services under these agreements as of March 31, 2011. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations vary depending upon several factors, including the progress and results of the underlying services.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2011, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2011, we had an accumulated deficit of approximately $330.0 million. While we did report net income in 2010 due to recognition of revenue following the conclusion of our collaboration with Biovail Laboratories International SRL, a subsidiary of Valeant Pharmaceuticals International (formerly Biovail Corporation), we incurred a net loss for the three months ended March 31, 2011 and expect to continue to incur net losses over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the three months ended March 31, 2011 were from our collaborations with Allergan and Meiji Seika Pharma as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years.

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

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. The ongoing research term of our agreements with Allergan will end in March 2012, unless extended, and additional payments from our agreements with Allergan and Meiji Seika Pharma are dependent on successful advancement of our applicable product candidates. There is no guarantee that revenues from our ongoing collaborations will continue at current or past levels. Given the current economic environment, it is possible that our existing collaborators may elect to reduce their external spending.

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

Each of Meiji Seika Pharma and Allergan can terminate our existing collaborations under specific circumstances, including in some cases the right to terminate without cause upon prior notice. We may not be able to renew our existing collaborations on acceptable terms, if at all. We also face competition in our search for new collaborators, if we seek a new partner for our pimavanserin program. Given the current economic environment, it is possible that competition for new collaborators may increase. If we are unable to renew any existing collaboration or find new collaborations, we may not be able to continue advancing our programs alone.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash and investment securities totaled approximately $45.7 million at March 31, 2011. While we believe that our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements at least into the first half of 2013, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, or by licensing all or a portion of our product candidates or technology. Turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit our access to additional financing over the near-term future. This could have a material adverse effect on our ability to access sufficient funding, including pursuant to our Committed Equity Financing Facility, or CEFF, or from other sources. In addition, according to its terms, our CEFF will expire in August 2011. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, if obtained, may significantly dilute existing stockholders, including any funds that may be raised under the CEFF.

We do not have a partner for the development of our lead product candidate, pimavanserin, and are solely responsible for the advancement of this program.*

Following the September 2010 merger of Biovail Corporation with Valeant, we entered into an agreement with Biovail in October 2010 to end our collaboration regarding North American rights to pimavanserin. This agreement allowed us to regain the rights that we had licensed to Biovail and receive a one-time payment of $8.75 million. Pursuant to the collaboration, Biovail had been responsible for funding development of pimavanserin, and seeking regulatory approval for and any future marketing of pimavanserin in North America. Following the end of the collaboration, we now have full responsibility for the pimavanserin program. We expect our research and development costs for the continued development of pimavanserin to continue to be substantial. While we are continuing to run the ongoing trials for pimavanserin, we would need to add resources and raise additional funds in the future in order to take this product candidate to market, if we do not secure another partner.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we previously had an unsuccessful Phase III trial with our product candidate, pimavanserin. We are currently conducting the -020 Study, a new Phase III trial with pimavanserin for the treatment of Parkinson’s disease psychosis that we initiated in July 2010. An unfavorable outcome in the -020 study would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in this or other studies in our pimavanserin program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our pimavanserin program, we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which are in Phase II and Phase I development, respectively.

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

Our collaboration with Meiji Seika Pharma is initially focused on the advancement of pro-cognitive drugs, or PCAPs, as a treatment for schizophrenia and related disorders. While Meiji Seika Pharma has rights to the PCAPs in the Asian territory, we have the right to pursue them, alone or with a partner, in the rest of the world.

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

Our Committed Equity Financing Facility may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge Capital Limited and may result in dilution to our stockholders.*

Pursuant to the CEFF, Kingsbridge committed to purchase up to the lesser of $60 million or up to approximately 7 million shares of our common stock over a three-year period ending in August 2011. Through April 2011, we had raised an aggregate of $1.9 million through the issuance of 1.7 million shares of our common stock. Kingsbridge is not obligated to purchase shares under the CEFF unless specified conditions are met, which include a minimum price of $0.90 for our common stock, the effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF, and customary other conditions, such as accuracy of representations and warranties and compliance with applicable laws. Kingsbridge is permitted to terminate the CEFF under certain circumstances. If we are unable to access funds through the CEFF or Kingsbridge terminates the CEFF, we may be unable to access capital on favorable terms or at all.

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

We will need to effectively manage our operations and facilities in order to advance our drug development programs, including those covered by our collaborations with Allergan and Meiji Seika Pharma, achieve milestones under our collaboration agreements, facilitate additional collaborations, and pursue other development activities. It is possible that our infrastructure may be inadequate to support our future efforts and growth. In particular, we may have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop. We may not successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals.

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

Healthcare legislation may make it more difficult to receive revenues, if we have products that are approved.*

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to our potential product candidates are the following:

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and, beginning in 2014, by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

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

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with the CEFF, we filed a registration statement with the SEC to register the resale of up to a total of approximately 7.4 million shares of our common stock that may be issued pursuant to the CEFF or upon exercise of the warrant we issued in connection with establishing the CEFF. We also filed a registration statement in connection with a private financing that we concluded in January 2011, which registration covers approximately 17.0 million shares of our common stock. We also have an effective registration statement to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registration from time to time, as we did, in April 2011, pursuant to the termination agreement we entered into regarding the lease of a facility in Sweden. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements.

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

Adverse securities and credit market conditions may significantly affect our ability to raise capital.*

Turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to financing over the near-term future. This could have a material adverse effect on our ability to access funding pursuant to our CEFF or from other sources on acceptable terms, or at all, and our stock price may suffer further as a result.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Registration Statement File No. 333-113137).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

4.4	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

10.1[a]	Sixth Amendment to Collaborative Research, Development and License Agreements, dated March 28, 2011, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc.

10.2	Termination Agreement by and between Registrant, Nordsviten AB, Wihlborgs Fastigheter AB and Medeon Fastigheter AB, dated April 8, 2011.

10.3	Securities Purchase Agreement, dated January 9, 2011, by and between the Registrant and the purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed January 12, 2011).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

a	We have requested confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: May 10, 2011	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)