Form 10-Q
period 2011-06-30
ACADIA PHARMACEUTICALS INC
filed 2011-08-10
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 31, 2011:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	52,799,606

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	June 30, 2011	December 31, 2010(1)
Assets
Cash and cash equivalents	$8,020	$6,849
Investment securities, available-for-sale	32,341	30,238
Prepaid expenses, receivables and other current assets	654	762

Total current assets	41,015	37,849
Property and equipment, net	208	426
Other assets	86	119

Total assets	$41,309	$38,394

Liabilities and Stockholders’ Equity
Accounts payable	$1,139	$1,972
Accrued expenses	4,015	3,219
Current portion of deferred revenue	753	690
Current portion of long-term debt	40	78

Total current liabilities	5,947	5,959

Long-term portion of deferred revenue	2,481	2,623
Other long-term liabilities	60	124

Total liabilities	8,488	8,706

Commitments (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2011 and December 31, 2010; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 150,000,000 shares and 75,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 52,799,606 shares and 39,350,561 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5	4
Additional paid-in capital	369,301	353,278
Accumulated deficit	(336,495)	(324,106)
Accumulated other comprehensive income	10	512

Total stockholders’ equity	32,821	29,688

Total liabilities and stockholders’ equity	$41,309	$38,394

(1)	The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Collaborative revenues	$460	$2,297	$895	$4,430

Operating expenses
Research and development (includes stock-based compensation of $134, $150, $255, and $379, respectively)	4,315	5,041	8,727	10,857
General and administrative (includes stock-based compensation of $279, $223, $534, and $475, respectively)	2,729	1,552	4,613	3,366

Total operating expenses	7,044	6,593	13,340	14,223

Loss from operations	(6,584)	(4,296)	(12,445)	(9,793)
Interest income, net	28	8	56	18

Net loss	$(6,556)	$(4,288)	$(12,389)	$(9,775)

Net loss per common share, basic and diluted	$(0.12)	$(0.11)	$(0.24)	$(0.25)

Weighted average common shares outstanding, basic and diluted	52,677	38,347	51,535	38,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(12,389)	$(9,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	225	312
Stock-based compensation	789	854
Non-cash charge resulting from lease termination	806	—
Other	219	(244)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	117	(2,657)
Other assets	35	(7)
Accounts payable	(851)	(633)
Accrued expenses	786	(1,208)
Deferred revenue	(79)	623
Other long-term liabilities	(45)	(50)

Net cash used in operating activities	(10,387)	(12,785)

Cash flows from investing activities
Purchases of investment securities	(33,156)	(25,057)
Maturities of investment securities	30,843	28,687
Proceeds from sales of property and equipment	—	128

Net cash provided by (used in) investing activities	(2,313)	3,758

Cash flows from financing activities
Proceeds from issuance of common stock	13,914	44
Repayments of long-term debt	(57)	(251)

Net cash provided by (used in) financing activities	13,857	(207)

Effect of exchange rate changes on cash	14	(77)

Net increase (decrease) in cash and cash equivalents	1,171	(9,311)
Cash and cash equivalents
Beginning of period	6,849	18,122

End of period	$8,020	$8,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of June 30, 2011, the Company had an accumulated deficit of $336.5 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development of its product candidates.

The Company will require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s clinical trials, the scope, prioritization and number of its research and development programs, and the ability of its collaborators and the Company to reach the milestones, and other events or developments under its collaboration and license agreements. Until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from private or public sales of its securities, debt financing, grant funding, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. In addition, the Company may be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	5,593	4,466	5,172	4,065
Antidilutive warrants to purchase common stock	4,692	954	4,423	1,174

	10,285	5,420	9,595	5,239

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $413,000 and $789,000 during the three and six months ended June 30, 2011, respectively, and $373,000 and $854,000 during the three and six months ended June 30, 2010, respectively. At June 30, 2011, total unrecognized compensation cost related to stock options and purchase plan rights was $2.7 million, which is expected to be recognized over a weighted-average period of 2.6 years.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net loss	$(6,556)	$(4,288)	$(12,389)	$(9,775)
Unrealized gain (loss) on investment securities	(3)	8	10	6
Foreign currency translation adjustments	(524)	(76)	(512)	(88)

Total comprehensive loss	$(7,083)	$(4,356)	$(12,891)	$(9,857)

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
	(unaudited)
Accrued clinical development services	$3,030	$2,339
Accrued compensation and benefits	522	537
Other	463	343

Total	$4,015	$3,219

6. Fair Value Measurements

As of June 30, 2011, the Company held $39.8 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred assets between the fair value measurement classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of June 30, 2011.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following hierarchy (in thousands):

	June 30, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$7,501	$7,501	$—	$—
U.S. Treasury notes	3,303	3,303	—	—
Government sponsored enterprise securities	12,629	—	12,629	—
Corporate debt securities	16,409	—	16,409	—

	$39,842	$10,804	$29,038	$—

	December 31, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$6,403	$6,403	$—	$—
U.S. Treasury notes	4,291	4,291	—	—
Government sponsored enterprise securities	23,428	—	23,428	—
Corporate debt securities	2,519	—	2,519	—

	$36,641	$10,694	$25,947	$—

7. Collaboration and License Agreements

The Company is currently a party to three separate collaboration agreements with Allergan, Inc. Pursuant to the March 2003 collaboration agreement, the Company had received an aggregate of $18.0 million in payments as of June 30, 2011, consisting of an upfront payment, research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2012. The Company’s two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. The Company is eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of the three collaboration agreements with Allergan. The Company recognized revenues from its collaboration agreements with Allergan of $271,000 and $535,000 during the three and six months ended June 30, 2011, respectively, and $263,000 and $534,000 during the three and six months ended June 30, 2010, respectively.

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Pharma Co., Ltd. (“Meiji Seika Pharma”). Under the agreement, the Company is eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestone payments, in addition to royalties on product sales, if any, in the licensed Asian territory. Meiji Seika Pharma also is responsible for the first $15 million of designated development expenses, of which approximately $1.5 million had been incurred through June 30, 2011. The Company recognized revenues relating to this collaboration of $99,000 and $194,000 during the three and six months ended June 30, 2011, respectively, and $83,000 and $237,000 during the three and six months ended June 30, 2010, respectively. At June 30, 2011, $2.8 million of revenue was deferred under this agreement, of which $368,000 was included in current liabilities and $2.5 million was included in long-term liabilities. At December 31, 2010, $3.0 million of revenue was deferred under this agreement, of which $362,000 was included in current liabilities and $2.6 million was included in long-term liabilities.

In May 2009, the Company entered into a collaboration agreement with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation, pursuant to which the Company received a non-refundable $30 million upfront payment. Under this collaboration, the Company also was eligible to receive potential development, regulatory and sales milestones as well as royalties on future net sales of pimavanserin. In October 2010, the Company and Biovail entered into an agreement pursuant to which the

Company reacquired all rights to pimavanserin and the parties concluded their collaboration. In connection with this agreement, the Company recorded all remaining revenues related to its collaboration with Biovail, which totaled $34.7 million, during the fourth quarter of 2010. The Company has no future obligations to Biovail. The Company recognized revenues relating to this collaboration of $1.8 million and $3.2 million during the three and six months ended June 30, 2010, respectively.

8. Private Equity Financing

In January 2011, the Company raised net proceeds of approximately $13.8 million through the sale of 12,565,446 units at a price of $1.19375 per unit to a group of institutional investors in a private equity financing. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.35 shares of common stock. The warrants have an exercise price of $1.38 per share, became exercisable on July 12, 2011, and will expire on January 11, 2018. In accordance with authoritative accounting guidance, the allocated fair value of the warrants at the issuance date of $3.3 million was recorded as permanent equity during the three months ended March 31, 2011. The fair value of the warrants was determined using the Black-Scholes model. Pursuant to the terms of the private placement, the Company has an effective resale registration statement on file with the SEC covering the shares of common stock sold in the private placement and the shares of common stock issuable upon the exercise of the warrants.

9. Commitments

In April 2011, the Company entered into a termination agreement related to its Swedish research facility and ceased operations at this site. Pursuant to the agreement, the Company made a one-time payment of $690,000 and issued 782,339 shares of its common stock to the landlord in settlement of all lease-related obligations. General and administrative expenses for the three and six months ended June 30, 2011 included a net charge of $1.1 million, which amount consisted of $1.7 million in lease termination charges offset by a $539,000 reduction in the Company’s cumulative translation adjustment balance related to the liquidation of substantially all assets of its Swedish subsidiary.

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $9.0 million of future services under these agreements as of June 30, 2011. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would generally not be liable for the full amount of the contract. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

10. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to fair value measurements and disclosures to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance which amends existing guidance related to the presentation of comprehensive income. This guidance (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or affect how earnings per share is calculated or presented. This guidance is effective for interim reporting periods and fiscal years beginning after December 15, 2011 and will be applied on a retrospective basis for all periods presented. The Company believes this guidance will result in enhanced disclosure of its financial statements.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of June 30, 2011, we had an accumulated deficit of $336.5 million. We expect to continue to incur operating losses for at least the next several years as we pursue the clinical development of our product candidates.

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

Recent Developments

In May 2011, we were awarded a grant from the National Institute of Neurological Disorders and Stroke, or NINDS, a division of the National Institutes of Health, for the development of novel ER-beta agonists for the treatment of neuropathic pain. The grant provides funding of up to $2.4 million over several years and was awarded under the NINDS Fast-Track Small Business Innovative Research Cooperative Program in Translational Research that supports the identification and preclinical testing of new therapeutics for neurological disorders.

In April 2011, in order to reduce our facilities expenses, we entered into a termination agreement related to our Swedish research facility and ceased operations at this site. Pursuant to the agreement, we made a one-time payment of $690,000 and issued 782,339 shares of our common stock to the landlord in settlement of all lease-related obligations. General and administrative expenses for the three and six months ended June 30, 2011 included a net charge of $1.1 million resulting from the termination of our Swedish facility lease. Following this lease termination, we expect to save approximately $1.5 million in facilities and related expenses on an annual basis.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of June 30, 2011, we had received an aggregate of $111.6 million in payments under these agreements, including upfront payments, research funding, and milestone payments. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Allergan and Meiji Seika Pharma and potential additional collaborations as well as grant funding.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $18.0 million in payments as of June 30, 2011, consisting of an upfront payment, research funding and related fees. This collaboration agreement originally provided for a three-year research term, which has been extended by the parties through March 2012. Our two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika Pharma. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, including $3 million in license fees and up to $22 million in potential development and regulatory milestones, as well as royalties on product sales, if any, in the licensed Asian territory. As of June 30, 2011, we had received an aggregate of $4.1 million in payments from Meiji Seika Pharma, consisting of license fees and reimbursed research and development expenses. Meiji Seika Pharma is responsible for the first $15 million of designated development expenses and we will share the remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. Our agreement with Meiji Seika Pharma is subject to early termination upon specified events.

In May 2009, we entered into a collaboration agreement with Biovail, pursuant to which we received a non-refundable $30 million upfront payment. Under this collaboration, we also were eligible to receive potential development, regulatory and sales milestones as well as royalties on future net sales of pimavanserin. In October 2010, we entered an agreement with Biovail to regain all rights to pimavanserin and conclude our collaboration. In connection with this agreement, we recorded all remaining revenues related to our collaboration with Biovail during the fourth quarter of 2010. We have no future obligations to Biovail.

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

Pursuant to our collaboration, Meiji Seika Pharma is responsible for the first $15 million of designated development expenses for the product candidate, AM-831, and we and Meiji Seika Pharma will share remaining expenses through clinical proof-of-concept, subject to possible adjustment. As of June 30, 2011, approximately $1.5 million of the designated development expenses had been incurred. We expect to coordinate a significant portion of the planned external development services and, accordingly, we may incur the related development costs for these external services and receive reimbursement of Meiji Seika Pharma’s portion of these costs pursuant to the agreement. Meiji Seika Pharma is responsible for all costs associated with the development of AM-831 in the Asian territory. We are not responsible for, nor have we incurred, development expenses in our clinical programs for chronic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our development expenses for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
External costs:
Pimavanserin	$2,751	$3,164	$5,116	$6,803
AM-831 and other	319	247	571	416

Subtotal	3,070	3,411	5,687	7,219
Internal costs	1,111	1,480	2,785	3,259
Stock-based compensation	134	150	255	379

Total research and development	$4,315	$5,041	$8,727	$10,857

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

Upfront, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenues over the expected period of performance. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations, and we can determine the best estimate of the selling price for any undelivered items. When non-refundable license fees do not meet all of these criteria, the license revenues are recognized over the expected period of performance. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Payments for reimbursement of external development costs are generally recognized as revenues using a contingency-adjusted performance model over the expected period of performance based on the nature of the related agreement. Payments received from grants are recognized as revenue as the related research and development is performed and when collectability has been reasonably assured.

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

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the cost normally relates to the projected cost to treat a patient in our trials and we recognize this cost over the term of the study based on the number of patients enrolled in the trial on an ongoing basis. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed significantly from the actual costs incurred. However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The estimated fair values of stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of June 30, 2011, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $2.7 million, and the weighted average period over which this cost is expected to be recognized is 2.6 years.

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

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenues

Revenues decreased to $460,000 for the three months ended June 30, 2011 from $2.3 million for the three months ended June 30, 2010. This decrease was primarily due to the conclusion of our collaboration with Biovail in October 2010, at which time we recognized all remaining revenues related to this collaboration. We recognized $1.8 million in revenues from this collaboration during the three months ended June 30, 2010. Revenues from our collaborations with Allergan totaled $271,000 for the three months ended June 30, 2011 and were comparable to the revenues from these collaborations for the three months ended June 30, 2010. Revenues from our agreements with other parties, including our collaboration with Meiji Seika Pharma, totaled $189,000 for the three months ended June 30, 2011 compared to $218,000 for the three months ended June 30, 2010.

Research and Development Expenses

Research and development expenses decreased to $4.3 million for the three months ended June 30, 2011, including $134,000 in stock-based compensation, from $5.0 million for the three months ended June 30, 2010, including $150,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $384,000 in decreased facility and other costs associated with our internal research and development organization and $342,000 in decreased external service costs. External service costs totaled $3.1 million, or 71 percent of our research and development expenses, for the three months ended June 30, 2011, compared to $3.4 million, or 68 percent of our research and development expenses, for the comparable period in 2010. The decrease in external expenses was largely attributable to decreased costs incurred on our Phase III program for pimavanserin.

General and Administrative Expenses

General and administrative expenses increased to $2.7 million for the three months ended June 30, 2011, including $279,000 in stock-based compensation, from $1.6 million for the three months ended June 30, 2010, including $223,000 in stock-based compensation. The increase in general and administrative expenses was primarily attributable to a net charge of $1.1 million resulting from the termination of our Swedish facility lease.

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenues

Revenues decreased to $895,000 for the six months ended June 30, 2011 from $4.4 million for the six months ended June 30, 2010. This decrease was primarily due to the conclusion of our collaboration with Biovail in October 2010, at which time we recognized all remaining revenues related to this collaboration. We recognized $3.2 million in revenues from this collaboration during the six months ended June 30, 2010. Revenues from our collaborations with Allergan totaled $535,000 for the six months ended June 30, 2011 and were comparable to the revenues from these collaborations for the six months ended June 30, 2010. Revenues from our agreements with other parties, including our collaboration with Meiji Seika Pharma, totaled $360,000 for the six months ended June 30, 2011 compared to $668,000 for the six months ended June 30, 2010.

Research and Development Expenses

Research and development expenses decreased to $8.7 million for the six months ended June 30, 2011, including $255,000 in stock-based compensation, from $10.9 million for the six months ended June 30, 2010, including $379,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $1.5 million in decreased external service costs and $598,000 in decreased facility and personnel costs associated with our internal research and development organization. External service costs totaled $5.7 million, or 65 percent of our research and development expenses, for the six months ended June 30, 2011, compared to $7.2 million, or 66 percent of our research and development expenses, for the comparable period in 2010. The decrease in external service costs was largely attributable to decreased costs incurred on our Phase III program for pimavanserin.

General and Administrative Expenses

General and administrative expenses increased to $4.6 million for the six months ended June 30, 2011, including $534,000 in stock-based compensation, from $3.4 million for the six months ended June 30, 2010, including $475,000 in stock-based compensation. The increase in general and administrative expenses was primarily attributable to a net charge of $1.1 million resulting from the termination of our Swedish facility lease.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of June 30, 2011, we had received $341.5 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $111.6 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.1 million in interest income.

At June 30, 2011, we had $40.4 million in cash, cash equivalents and investment securities compared to $37.1 million at December 31, 2010. We currently expect that our cash, cash equivalents, investment securities and anticipated payments from our collaborations will be sufficient to fund our operations at least into the first half of 2013.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Over the last few years, turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to additional financing over the near-term future. In particular, given the disappointing results from an initial Phase III Parkinson’s disease psychosis trial with pimavanserin that we announced in September 2009, any unfavorable outcome in our development of pimavanserin could have a material adverse effect on our ability to raise additional capital.

If we cannot raise adequate additional capital in the future, we will be required to delay, further reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

We have invested a substantial portion of our available cash in a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruption in the credit markets that has occurred during the last few years. However, if there is further and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

Net cash used in operating activities decreased to $10.4 million for the six months ended June 30, 2011 from $12.8 million for the six months ended June 30, 2010. This decrease was primarily due to changes in operating assets and liabilities, including changes in prepaid expenses, receivables and other current assets, accounts payable and accrued expenses, and a non-cash charge resulting from termination of our Swedish facility lease incurred during the six months ended June 30, 2011, offset by an increase in our net loss. During the six months ended June 30, 2011, prepaid expenses, receivables and other current assets decreased by $117,000 compared to an increase of $2.7 million for the comparable period of 2010. The increase in prepaid expenses, receivables and other current assets during the six months ended June 30, 2010 was primarily attributable to a collaborative receivable, which was subsequently collected. During the six months ended June 30, 2011, accounts payable and accrued expenses decreased by an aggregate of $65,000, compared to an aggregate decrease in accounts payable and accrued expenses of $1.8 million for the six months ended June 30, 2010. The decreases in accounts payable and accrued expenses during these comparable six month periods were primarily due to payments made for external service costs related to our clinical trials, the timing and amount of which may fluctuate significantly from period to period.

Net cash used in investing activities totaled $2.3 million for the six months ended June 30, 2011 compared to net cash provided by investing activities of $3.8 million for the six months ended June 30, 2010. Net cash used in or provided by investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash used in investing activities for the six months ended June 30, 2011 compared to net cash provided by investing activities for the six months ended June 30, 2010 was primarily due to increased purchases of investment securities, net of maturities of investment securities.

Net cash provided by financing activities totaled $13.9 million for the six months ended June 30, 2011 compared to net cash used in financing activities of $207,000 for the six months ended June 30, 2010. The net cash provided by financing activities in the six months ended June 30, 2011 was primarily due to $13.8 million in net proceeds received from our January 2011 private equity financing.

The following table summarizes our contractual obligations, including interest, at June 30, 2011 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,006	$680	$326	$—	$—
Long-term debt	56	43	13	—	—

Total	$1,062	$723	$339	$—	$—

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $9.0 million of future services under these agreements as of June 30, 2011. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2011, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Risk

We have wholly owned subsidiaries in Europe, which expose us to foreign exchange risk. All assets and liabilities of our subsidiaries are translated to U.S. dollars based on the applicable exchange rate on the balance sheet date. Expense components are translated to U.S. dollars at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included as a component of our stockholders’ equity. Other foreign currency transaction gains and losses are included in our results of operations and, to date, have not been significant. We have not hedged exposures denominated in foreign currencies or any other derivative financial instrument.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2011, we had an accumulated deficit of approximately $336.5 million. While we did report net income in 2010 due to recognition of revenue following the conclusion of our collaboration with Biovail Laboratories International SRL, a subsidiary of Valeant Pharmaceuticals International (formerly Biovail Corporation), we incurred a net loss for the three and six months ended June 30, 2011 and expect to continue to incur net losses over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the three and six months ended June 30, 2011 were from our collaborations with Allergan and Meiji Seika Pharma as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash and investment securities totaled approximately $40.4 million at June 30, 2011. While we believe that our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements at least into the first half of 2013, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. Turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit our access to additional financing over the near-term future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, if obtained, may significantly dilute existing stockholders.

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

Our collaboration with Meiji Seika Pharma is initially focused on the advancement of pro-cognitive drugs, or PCAPs, as a treatment for schizophrenia and related disorders. While Meiji Seika Pharma has rights to the PCAPs in the Asian territory, we have the right to pursue them, alone or with a partner, in the rest of the world. Meiji Seika Pharma is also pursuing other research programs related to schizophrenia that are independent from our collaboration in this therapeutic area.

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

In particular, our development program with pimavanserin encompasses a number of studies, including Phase III trials, open-label safety extension trials and a range of supporting studies, including carcinogenicity studies, and drug-drug interaction studies. Another unfavorable outcome in one or more of the studies in the development of pimavanserin could be a major set-back for our company, generally. Such an unfavorable outcome could have a material adverse effect on our company and the value of our common stock.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. We have an effective registration statement in connection with a private financing that we concluded in January 2011, which registration covers approximately 17.0 million shares of our common stock. We also have an effective registration statement to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registration from time to time, as we did, in April 2011, pursuant to the termination agreement we entered into regarding the lease of a facility in Sweden. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements.

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

Adverse securities and credit market conditions may significantly affect our ability to raise capital.*

Turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to financing over the near-term future. This could have a material adverse effect on our ability to access funding on acceptable terms, or at all, and our stock price may suffer further as a result.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended.

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

4.4	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

10.1	Termination Agreement by and between Registrant, Nordsviten AB, Wihlborgs Fastigheter AB and Medeon Fastigheter AB, dated April 8, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2011).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 10, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: August 10, 2011	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)