Form 10-Q
period 2011-09-30
ACADIA PHARMACEUTICALS INC
filed 2011-11-09
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 31, 2011:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	52,800,919

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	September 30, 2011	December 31, 2010(1)
Assets
Cash and cash equivalents	$8,317	$6,849
Investment securities, available-for-sale	27,833	30,238
Prepaid expenses, receivables and other current assets	613	762

Total current assets	36,763	37,849
Property and equipment, net	181	426
Other assets	78	119

Total assets	$37,022	$38,394

Liabilities and Stockholders’ Equity
Accounts payable	$1,262	$1,972
Accrued expenses	4,402	3,219
Current portion of deferred revenue	708	690
Current portion of long-term debt	37	78

Total current liabilities	6,409	5,959

Long-term portion of deferred revenue	2,441	2,623
Other long-term liabilities	28	124

Total liabilities	8,878	8,706

Commitments (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2011 and December 31, 2010; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value; 150,000,000 and 75,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 52,800,919 shares and 39,350,561 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	5	4
Additional paid-in capital	369,704	353,278
Accumulated deficit	(341,571)	(324,106)
Accumulated other comprehensive income	6	512

Total stockholders’ equity	28,144	29,688

Total liabilities and stockholders’ equity	$37,022	$38,394

(1)	The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Collaborative revenues	$584	$2,301	$1,479	$6,731

Operating expenses
Research and development (includes stock-based compensation of $129, $133, $383, and $512, respectively)	4,158	4,965	12,885	15,822
General and administrative (includes stock-based compensation of $272, $260, $807, and $735, respectively)	1,519	1,578	6,132	4,944

Total operating expenses	5,677	6,543	19,017	20,766

Loss from operations	(5,093)	(4,242)	(17,538)	(14,035)
Interest income, net	17	15	73	33

Net loss	$(5,076)	$(4,227)	$(17,465)	$(14,002)

Net loss per common share, basic and diluted	$(0.10)	$(0.11)	$(0.34)	$(0.37)

Weighted average common shares outstanding, basic and diluted	52,800	38,383	51,963	38,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(17,465)	$(14,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	255	413
Stock-based compensation	1,190	1,247
Non-cash charge resulting from lease termination	806	—
Other	241	(296)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	157	(1,329)
Other assets	42	9
Accounts payable	(728)	(353)
Accrued expenses	1,175	(1,593)
Deferred revenue	(164)	666
Other long-term liabilities	(68)	(69)

Net cash used in operating activities	(14,559)	(15,307)

Cash flows from investing activities
Purchases of investment securities	(39,814)	(36,464)
Maturities of investment securities	41,982	43,037
Proceeds from sales (purchases) of property and equipment	(3)	128

Net cash provided by investing activities	2,165	6,701

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	13,916	422
Repayments of long-term debt	(69)	(311)

Net cash provided by financing activities	13,847	111

Effect of exchange rate changes on cash	15	29

Net increase (decrease) in cash and cash equivalents	1,468	(8,466)
Cash and cash equivalents
Beginning of period	6,849	18,122

End of period	$8,317	$9,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of September 30, 2011, the Company had an accumulated deficit of $341.6 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development of its product candidates.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	5,722	4,530	5,316	4,160
Antidilutive warrants to purchase common stock	4,692	294	4,514	954

	10,414	4,824	9,830	5,114

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $401,000 and $1.2 million during the three and nine months ended September 30, 2011, respectively, and $393,000 and $1.2 million during the three and nine months ended September 30, 2010, respectively. At September 30, 2011, total unrecognized compensation cost related to stock options and purchase plan rights was $2.4 million, which is expected to be recognized over a weighted-average period of 2.5 years.

4. Comprehensive Loss

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net loss	$(5,076)	$(4,227)	$(17,465)	$(14,002)
Unrealized gain (loss) on investment securities	(6)	(4)	4	2
Foreign currency translation adjustments	2	130	(510)	43

Total comprehensive loss	$(5,080)	$(4,101)	$(17,971)	$(13,957)

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
	(unaudited)
Accrued clinical and research services	$3,424	$2,339
Accrued compensation and benefits	594	537
Other	384	343

Total	$4,402	$3,219

6. Fair Value Measurements

As of September 30, 2011, the Company held $35.9 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred assets between the fair value measurement classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of September 30, 2011.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following hierarchy (in thousands):

	September 30, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$8,034	$8,034	$—	$—
U.S. Treasury notes	1,533	1,533	—	—
Government sponsored enterprise securities	15,517	—	15,517	—
Corporate debt securities	10,783	—	10,783	—

	$35,867	$9,567	$26,300	$—

	December 31, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$6,403	$6,403	$—	$—
U.S. Treasury notes	4,291	4,291	—	—
Government sponsored enterprise securities	23,428	—	23,428	—
Corporate debt securities	2,519	—	2,519	—

	$36,641	$10,694	$25,947	$—

7. Collaboration and License Agreements

The Company is currently a party to three separate collaboration agreements with Allergan, Inc. Pursuant to the March 2003 collaboration agreement, the Company had received an aggregate of $18.2 million in payments as of September 30, 2011, consisting of an upfront payment, research funding and related fees. This collaboration originally provided for a three-year research term, which has been extended by the parties through March 2012. The Company’s two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. The Company is eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of the three collaboration agreements with Allergan. The Company recognized revenues from its collaboration agreements with Allergan of $278,000 and $814,000 during the three and nine months ended September 30, 2011, respectively, and $266,000 and $800,000 during the three and nine months ended September 30, 2010, respectively.

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Pharma Co., Ltd. (“Meiji Seika Pharma”). Under the agreement, the Company is eligible to receive up to $25 million in aggregate payments, consisting of $3 million in license fees and up to $22 million in payments upon achievement of development and regulatory milestones in the licensed Asian territory. In addition, the Company is eligible to receive royalties on product sales, if any, in the Asian territory. Meiji Seika Pharma also is responsible for the first $15 million of designated development expenses, of which approximately $2.4 million had been incurred through September 30, 2011. The Company recognized revenues relating to this collaboration of $112,000 and $306,000 during the three and nine months ended September 30, 2011, respectively, and $137,000 and $375,000 during the three and nine months ended September 30, 2010, respectively. At September 30, 2011, $2.8 million of revenue was deferred under this agreement, of which $376,000 was included in current liabilities and $2.4 million was included in long-term liabilities. At December 31, 2010, $3.0 million of revenue was deferred under this agreement, of which $362,000 was included in current liabilities and $2.6 million was included in long-term liabilities.

In May 2009, the Company entered into a collaboration agreement with Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation, pursuant to which the Company received a non-refundable $30 million upfront payment. Under this collaboration, the Company also was eligible to receive potential development, regulatory and sales milestones as well as royalties on future net sales of pimavanserin. In October 2010, the Company and Biovail entered into an agreement pursuant to which the Company reacquired all rights to pimavanserin and the parties concluded their collaboration. In connection with this agreement, the Company recorded all remaining revenues related to its collaboration with Biovail, which totaled $34.7 million, during the fourth quarter of 2010. The Company has no future obligations to Biovail. The Company recognized revenues relating to this collaboration of $1.7 million and $4.9 million during the three and nine months ended September 30, 2010, respectively.

8. Private Equity Financing

In January 2011, the Company raised net proceeds of approximately $13.8 million through the sale of 12,565,446 units at a price of $1.19375 per unit to a group of institutional investors in a private equity financing. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.35 shares of common stock. The warrants have an exercise price of $1.38 per share and will expire on January 11, 2018. In accordance with authoritative accounting guidance, the allocated fair value of the warrants at the issuance date of $3.3 million was recorded as permanent equity during the three months ended March 31, 2011. The fair value of the warrants was determined using the Black-Scholes model. Pursuant to the terms of the private placement, the Company has an effective resale registration statement on file with the SEC covering the shares of common stock sold in the private placement and the shares of common stock issuable upon the exercise of the warrants.

9. Commitments

In April 2011, the Company entered into a termination agreement related to its Swedish research facility and ceased operations at this site. Pursuant to the agreement, the Company made a one-time payment of $690,000 and issued 782,339 shares of its common stock to the landlord in settlement of all lease-related obligations. General and administrative expenses for the nine months ended September 30, 2011 included a net charge of $1.1 million, which amount consisted of $1.7 million in lease termination charges offset by a $539,000 reduction in the Company’s cumulative translation adjustment balance related to the liquidation of substantially all assets of its Swedish subsidiary.

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $7.3 million of future services under these agreements as of September 30, 2011. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would generally not be liable for the full amount of the contract. The Company’s actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

10. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued authoritative guidance which amends existing guidance related to the presentation of comprehensive income. This guidance (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or affect how earnings per share is calculated or presented. This guidance is effective for interim reporting periods and fiscal years beginning after December 15, 2011 and will be applied on a retrospective basis for all periods presented. As this guidance relates to presentation only, the adoption of this guidance will not impact the Company’s financial position or results of operations.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs for the treatment of central nervous system disorders. We have four product candidates in clinical development including pimavanserin, which is in Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. We hold worldwide commercialization rights to pimavanserin. In addition, we have a product candidate in Phase II development for chronic pain and a product candidate in Phase I development for glaucoma, both in collaboration with Allergan, and a product candidate in Phase I development in collaboration with Meiji Seika Pharma. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of September 30, 2011, we had an accumulated deficit of $341.6 million. We expect to continue to incur operating losses for at least the next several years as we pursue the clinical development of our product candidates.

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

Recent Developments

In November 2011, we announced that the U.S. Food and Drug Administration, or FDA, had completed its review of our Investigational New Drug application, or IND, to begin Phase I clinical studies with AM-831, a novel product candidate for the treatment of schizophrenia. We will be proceeding with a Phase I study to assess the safety, tolerability and pharmacokinetics of AM-831 in healthy volunteers and to help inform the design of future studies in patients with schizophrenia. We discovered AM-831 and we are developing this product candidate in collaboration with Meiji Seika Pharma.

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

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of September 30, 2011, we had received an aggregate of $112.1 million in payments under these agreements, including upfront payments, research funding, and milestone payments. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Allergan and Meiji Seika Pharma and potential additional collaborations as well as grant funding.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $18.2 million in payments as of September 30, 2011, consisting of an upfront payment, research funding and related fees. This collaboration agreement originally provided for a three-year research term, which has been extended by the parties through March 2012. Our two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika Pharma. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, consisting of $3 million in license fees and up to $22 million in payments upon achievement of development and regulatory milestones in the licensed Asian territory. In addition, we are eligible to receive royalties on product sales, if any, in the Asian territory. Meiji Seika Pharma also is responsible for the first $15 million of designated development expenses and we will share the remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. As of September 30, 2011, we had received an aggregate of $4.2 million in payments from Meiji Seika Pharma, consisting of license fees and reimbursed research and development expenses. Our agreement with Meiji Seika Pharma is subject to early termination upon specified events.

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

Research and Development Expenses

Our research and development expenses consist primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidates, including pimavanserin. We currently are responsible for all costs incurred in the development of pimavanserin as well as for the costs associated with our other internal programs.

Pursuant to our collaboration, Meiji Seika Pharma is responsible for the first $15 million of designated development expenses for the product candidate, AM-831, and we and Meiji Seika Pharma will share remaining expenses through clinical proof-of-concept, subject to possible adjustment. As of September 30, 2011, approximately $2.4 million of the designated development expenses had been incurred. We expect to coordinate a significant portion of the planned external development services and, accordingly, we may incur the related development costs for these external services and receive reimbursement of Meiji Seika Pharma’s portion of these costs pursuant to the agreement. Meiji Seika Pharma is responsible for all costs associated with the development of AM-831 in the Asian territory. We are not responsible for, nor have we incurred, development expenses in our clinical programs for chronic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our development expenses for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
External costs:
Pimavanserin	$2,545	$3,024	$7,661	$9,827
AM-831 and other	395	396	966	812

Subtotal	2,940	3,420	8,627	10,639
Internal costs	1,089	1,412	3,875	4,671
Stock-based compensation	129	133	383	512

Total research and development	$4,158	$4,965	$12,885	$15,822

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

We expect our external research and development expenses to continue to be substantial as we pursue the development of pimavanserin and our other product candidates, including AM-831. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The estimated fair values of stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of September 30, 2011, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $2.4 million, and the weighted average period over which this cost is expected to be recognized is 2.5 years.

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

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenues

Revenues decreased to $584,000 for the three months ended September 30, 2011 from $2.3 million for the three months ended September 30, 2010. This decrease was primarily due to the conclusion of our collaboration with Biovail in October 2010, at which time we recognized all remaining revenues related to that collaboration. We recognized $1.7 million in revenues from that collaboration during the three months ended September 30, 2010. Revenues from our collaborations with Allergan totaled $278,000 for the three months ended September 30, 2011 and were comparable to the revenues from these collaborations for the three months ended September 30, 2010. Revenues from our agreements with other parties, including our collaboration with Meiji Seika Pharma, totaled $306,000 for the three months ended September 30, 2011 compared to $372,000 for the three months ended September 30, 2010.

Research and Development Expenses

Research and development expenses decreased to $4.2 million for the three months ended September 30, 2011, including $129,000 in stock-based compensation, from $5.0 million for the three months ended September 30, 2010, including $133,000 in stock-based compensation. This decrease was primarily due to $480,000 in decreased external service costs and $327,000 in decreased facilities and other costs associated with our internal research and development organization. External service costs totaled $2.9 million, or 71 percent of our research and development expenses, for the three months ended September 30, 2011, compared to $3.4 million, or 69 percent of our research and development expenses, for the comparable period in 2010. The decrease in external service costs was largely attributable to decreased costs incurred in our Phase III program for pimavanserin. We anticipate that our research and development expenses will increase in future periods as we continue to conduct our Phase III program with pimavanserin and pursue Phase I clinical development with AM-831.

General and Administrative Expenses

General and administrative expenses totaled $1.5 million for the three months ended September 30, 2011, including $272,000 in stock-based compensation, compared to $1.6 million for the three months ended September 30, 2010, including $260,000 in stock-based compensation.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenues

Revenues decreased to $1.5 million for the nine months ended September 30, 2011 from $6.7 million for the nine months ended September 30, 2010. This decrease was primarily due to the conclusion of our collaboration with Biovail in October 2010, at which time we recognized all remaining revenues related to that collaboration. We recognized $4.9 million in revenues from that collaboration during the nine months ended September 30, 2010. Revenues from our collaborations with Allergan totaled $814,000 for the nine months ended September 30, 2011 and were comparable to the revenues from these collaborations for the nine months ended September 30, 2010. Revenues from our agreements with other parties, including our collaboration with Meiji Seika Pharma, totaled $665,000 for the nine months ended September 30, 2011 compared to $1.0 million for the nine months ended September 30, 2010.

Research and Development Expenses

Research and development expenses decreased to $12.9 million for the nine months ended September 30, 2011, including $383,000 in stock-based compensation, from $15.8 million for the nine months ended September 30, 2010, including $512,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $2.0 million in decreased external service costs and $925,000 in decreased facilities, stock-based compensation and other costs associated with our internal research and development organization. External service costs totaled $8.6 million, or 67 percent of our research and development expenses, for the nine months ended September 30, 2011, compared to $10.6 million, or 67 percent of our research and development expenses, for the comparable period in 2010. The decrease in external service costs was largely attributable to decreased costs incurred in our Phase III program for pimavanserin.

General and Administrative Expenses

General and administrative expenses increased to $6.1 million for the nine months ended September 30, 2011, including $807,000 in stock-based compensation, from $4.9 million for the nine months ended September 30, 2010, including $735,000 in stock-based compensation. The increase in general and administrative expenses was primarily attributable to a net charge of $1.1 million resulting from the termination of our Swedish facility lease in April 2011.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of September 30, 2011, we had received $341.5 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $112.1 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.1 million in interest income.

At September 30, 2011, we had $36.2 million in cash, cash equivalents and investment securities compared to $37.1 million at December 31, 2010. We expect that our cash, cash equivalents, investment securities and anticipated payments from our collaborations will be sufficient to fund our operations at least into the first half of 2013.

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

Net cash used in operating activities decreased to $14.6 million for the nine months ended September 30, 2011 from $15.3 million for the nine months ended September 30, 2010. This decrease was primarily due to changes in operating assets and liabilities, including changes in prepaid expenses, receivables and other current assets, accounts payable and accrued expenses, offset by an increase in our net loss. During the nine months ended September 30, 2011, prepaid expenses, receivables and other current assets decreased by $157,000 compared to an increase of $1.3 million for the comparable period of 2010. The increase in prepaid expenses, receivables and other current assets during the nine months ended September 30, 2010 was primarily attributable to a collaborative receivable, which was subsequently collected. During the nine months ended September 30, 2011, accounts payable and accrued expenses increased by an aggregate of $447,000, compared to an aggregate decrease in accounts payable and accrued expenses of $1.9 million for the nine months ended September 30, 2010. The changes in accounts payable and accrued expenses during these comparable nine month periods were primarily due to payments made for external service costs related to our clinical trials, the timing and amount of which may fluctuate significantly from period to period.

Net cash provided by investing activities totaled $2.2 million for the nine months ended September 30, 2011 compared to $6.7 million for the nine months ended September 30, 2010. Net cash provided by or used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. During the nine months ended September 30, 2011, maturities of investment securities exceeded purchases by an aggregate of $2.2 million. During the comparable period in 2010, maturities of investment securities exceeded purchases by an aggregate of $6.6 million.

Net cash provided by financing activities increased to $13.8 million for the nine months ended September 30, 2011 from $111,000 for the nine months ended September 30, 2010. This increase was primarily due to $13.8 million in net proceeds received from our January 2011 private equity financing.

The following table summarizes our contractual obligations, including interest, at September 30, 2011 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$940	$749	$191	$—	$—
Long-term debt	43	41	2	—	—

Total	$983	$790	$193	$—	$—

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $7.3 million of future services under these agreements as of September 30, 2011. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2011, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2011.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2011, we had an accumulated deficit of approximately $341.6 million. While we did report net income in 2010 due to recognition of revenue following the conclusion of our collaboration with Biovail Laboratories International SRL, a subsidiary of Valeant Pharmaceuticals International (formerly Biovail Corporation), we incurred a net loss for the three and nine months ended September 30, 2011 and expect to continue to incur net losses over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the three and nine months ended September 30, 2011 were from our collaborations with Allergan and Meiji Seika Pharma as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled approximately $36.2 million at September 30, 2011. While we believe that our existing cash resources and anticipated payments from our collaborations will be sufficient to fund our cash requirements at least into the first half of 2013, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we previously had an unsuccessful Phase III trial with our product candidate, pimavanserin. We are currently conducting the -020 Study, a new Phase III trial with pimavanserin for the treatment of Parkinson’s disease psychosis that we initiated in July 2010. An unfavorable outcome in the -020 study would be a major set-

back for the program and for us, generally. In particular, an unfavorable outcome in this or other studies in our pimavanserin program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our pimavanserin program, we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which are in Phase II and Phase I development, respectively, and a clinical program for the treatment of schizophrenia in Phase I development with Meiji Seika Pharma.

In connection with clinical trials, we face risks that:

•	a product candidate may not prove to be efficacious;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested;

•	the results may not confirm the positive results of earlier trials; and

•	the results may not meet the level of statistical significance required by the FDA, or other regulatory agencies.

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

Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay our ability to generate product revenues.*

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

Our collaboration with Meiji Seika Pharma is initially focused on the development of AM-831 as a treatment for schizophrenia and related disorders. While Meiji Seika Pharma has rights to AM-831 in the Asian territory, we have the right to pursue this product candidate, alone or with a partner, in the rest of the world. Meiji Seika Pharma is also pursuing other research programs related to schizophrenia that are independent from our collaboration in this therapeutic area.

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

In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates that we are developing are protected by intellectual property rights, including patents and patent applications. If any of our product candidates becomes a marketable product, we will rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition will be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our product candidates. In addition, U.S. patent laws may change which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

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

Risks Related to Our Common Stock

Our stock price may be particularly volatile because we are a drug discovery and development company.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our product candidates, including results of our clinical trials for our pimavanserin program or our schizophrenia, chronic pain or glaucoma collaborations;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding our collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	our failure to meet applicable Nasdaq listing standards and the possible delisting of our common stock from the Nasdaq Global Market;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as blogs and chat rooms;

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

4.4	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 9, 2011	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)