Form 10-K
period 2011-12-31
ACADIA PHARMACEUTICALS INC
filed 2012-03-06
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $85.7 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 30, 2011 of $1.63 per share.

As of March 1, 2012, 52,903,450 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2012 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

FORM 10-K

For the Year Ended December 31, 2011

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

Item 1. Business.

Overview

We are a biopharmaceutical company focused on innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. We have four product candidates in clinical development led by pimavanserin, which is in Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. We hold worldwide commercialization rights to pimavanserin. In addition, we have a product candidate in Phase II development for chronic pain and a product candidate in Phase I development for glaucoma, both in collaboration with Allergan, Inc., and a product candidate in Phase I development for schizophrenia in collaboration with Meiji Seika Pharma Co., Ltd. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

Our pipeline of product candidates addresses diseases that are not well served by currently available therapies and that represent large potential commercial market opportunities. We believe our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. Our clinical-stage product candidates are as follows:

Pimavanserin. Pimavanserin is a new chemical entity that we discovered and have advanced to Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. Parkinson’s disease psychosis is a debilitating disorder that develops in up to 60 percent of patients with Parkinson’s disease. This disorder deeply affects the quality of life of patients with Parkinson’s disease and is associated with increased caregiver distress and burden, nursing home placement, and increased mortality. The U.S. Food and Drug Administration, or FDA, has not approved any drug to treat Parkinson’s disease psychosis. Pimavanserin provides an innovative approach to treating this disorder by selectively blocking a key serotonin receptor that plays an important role in psychosis. We believe pimavanserin has the potential to be the first safe and effective drug that will treat Parkinson’s disease psychosis without compromising motor control, thereby significantly improving the quality of life for patients with Parkinson’s disease.

We are currently conducting several clinical trials in our Phase III program with pimavanserin for Parkinson’s disease psychosis, including a pivotal Phase III efficacy, tolerability and safety study, and open-label safety extension studies. We believe that pimavanserin also has the potential to address a range of other neurological and psychiatric disorders, including Alzheimer’s disease psychosis and schizophrenia, which are underserved by currently marketed antipsychotic drugs. We have completed a Phase II trial with pimavanserin as a co-therapy in schizophrenia and have established plans for a future Phase II feasibility study to explore the use of pimavanserin as a treatment for Alzheimer’s disease psychosis.

Alpha Adrenergic Agonists. In collaboration with Allergan, we have discovered and are developing small molecule product candidates for the treatment of chronic pain. Chronic pain is a common form of persistent pain that may be related to a number of medical conditions and is often resistant to treatment. Allergan has conducted several Phase II trials in this program and has reported preliminary results, including positive proof-of-concept in a human visceral pain trial and efficacy signals in two chronic pain trials in the areas of fibromyalgia and irritable bowel syndrome. Allergan has announced that it is seeking a partner for the further development of this program and for commercialization in areas predominantly served by general practitioners.

Muscarinic Agonist. We have discovered and, in collaboration with Allergan, are developing a small molecule product candidate for the treatment of glaucoma. Glaucoma is a chronic eye disease and is the second leading cause of blindness in the world. Our selective muscarinic agonist has demonstrated a promising preclinical profile, including robust efficacy and a long duration of action. This program has reached Phase I development.

AM-831. We have discovered and, in collaboration with Meiji Seika Pharma, are developing AM-831, a small molecule product candidate for the treatment of schizophrenia. Currently prescribed treatments do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. We believe that AM-831 provides the potential for a new class of pro-cognitive antipsychotic drugs. AM-831 has reached Phase I development.

In addition to our clinical-stage product candidates, we have used our proprietary drug discovery platform to discover additional product candidates. These include two preclinical programs that we believe provide the potential for innovative disease-modifying therapies for Parkinson’s disease and other neurological disorders. We have demonstrated that our platform can be used to rapidly discover new compounds that may serve as potential treatments for significant unmet medical needs. Currently, we have focused our resources on our most advanced product candidates, including pimavanserin.

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

Our Strategy

Our goal is to become a leader in the discovery, development, and commercialization of innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. Key elements of our strategy are to:

•

Develop and commercialize our lead product candidate, pimavanserin, for Parkinson’s disease psychosis. We have selected Parkinson’s disease psychosis as our lead indication for pimavanserin and we are focused on advancing our Phase III program toward registration for this indication. We plan to complete the development in this program independently or in collaboration with partners, and position pimavanserin as a potential first-in-class treatment for patients with Parkinson’s disease psychosis. If successful, we intend to participate in the commercialization of pimavanserin for this indication in the United States by establishing a small specialty sales force that calls on a focused group of neurologists. We plan to commercialize pimavanserin in markets outside of the United States by establishing one or more strategic alliances in the future.

•

Maximize the commercial potential of pimavanserin by expanding to additional neurological and psychiatric disorders. We intend to use our Phase III Parkinson’s disease psychosis program as a foundation to develop and commercialize pimavanserin for additional neurological and psychiatric indications that are underserved by currently available antipsychotics and represent large unmet medical needs. This may include development of pimavanserin as a treatment for psychoses associated with other neurological disorders, including Alzheimer’s disease, and as a co-therapy for schizophrenia. In therapeutic areas that involve an extensive development program or require large specialty or primary care sales forces, we intend to complete late-stage development and commercialization through, or in collaboration with, partners. We may elect to retain commercialization rights in selected areas where we feel pimavanserin can be sold by a specialty sales force that calls on a focused group of physicians.

•

Continue to develop our other product candidates for the treatment of central nervous system and related disorders. We plan to continue developing our other product candidates, including our collaborative clinical programs with Allergan and Meiji Seika Pharma, and our internal preclinical programs. While our resources are currently focused on our most advanced clinical-stage product candidates, most notably pimavanserin, we may choose to pursue additional product candidates in the future. These may be directed at neurological and related central nervous system disorders and may be developed independently or in partnerships. We believe that a diversified pipeline will mitigate risks inherent in drug development and increase the likelihood of commercial success.

•

Opportunistically in-license or acquire complementary product candidates. Although all of the product candidates currently in our pipeline emanate from discoveries made using our proprietary platform, in the future, we may elect to in-license or acquire preclinical assets, and clinical-stage product candidates or products to augment our pipeline and to leverage any sales force that we may establish in the future.

Disease and Market Overview

Our product candidates address diseases that are not well served by currently available therapies and that represent large potential commercial market opportunities. Background information on the diseases and related commercial markets that may be addressed by our product candidates is set forth below.

Parkinson’s Disease Psychosis

Parkinson’s disease is a chronic and progressive neurological disorder that involves malfunction and death of neurons in a region of the brain that controls movement. This neurodegeneration creates a shortage of an important brain signaling chemical, or neurotransmitter, known as dopamine, thereby rendering patients less able to direct or control their movements in a normal manner. Parkinson’s disease is characterized by well-known motor symptoms including tremors, limb stiffness, slowness of movements, and difficulties with posture and balance, as well as by non-motor symptoms, which often include psychosis. Parkinson’s disease progresses slowly in most people and the severity of symptoms tends to worsen over time.

Parkinson’s disease is the second most common neurological disorder after Alzheimer’s disease. According to the National Parkinson Foundation, about one million people in the United States and from four to six million people worldwide suffer from this disease. Parkinson’s disease is more common in people over 60 years of age, and the prevalence of this disease is expected to increase significantly as the average age of the population increases. Parkinson’s disease patients are currently treated with dopamine replacement therapies such as levodopa, commonly referred to as L-dopa, which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine.

Studies have suggested that up to 60 percent of patients with Parkinson’s disease will develop psychotic symptoms, commonly consisting of visual hallucinations and delusions. The development of psychosis in patients with Parkinson’s disease substantially contributes to the burden of Parkinson’s disease and deeply affects their quality of life. Parkinson’s disease psychosis is associated with increased caregiver stress and burden, nursing home placement, and increased mortality.

Treatment of Parkinson’s disease psychosis poses a challenge to physicians. The FDA has not approved any therapy for Parkinson’s disease psychosis. Physicians may attempt to address this disorder initially by decreasing the dose of the dopamine replacement drugs, which are administered to manage the motor symptoms of Parkinson’s disease. However, this approach is generally not effective in alleviating psychotic symptoms and is often associated with a significant worsening of motor function in these patients. Despite substantial limitations, currently marketed antipsychotic drugs are used off-label to treat patients with Parkinson’s disease psychosis. Because antipsychotic drugs block dopamine receptors, and thereby may counteract the dopamine replacement therapy, these drugs often worsen motor symptoms in patients with Parkinson’s disease when used at doses required to achieve antipsychotic effects. Nevertheless, physicians frequently resort to off-label use of antipsychotic medications, including Seroquel and the generic drug clozapine, to treat Parkinson’s disease psychosis.

The only current antipsychotic drug that has demonstrated efficacy in reducing psychosis in patients with Parkinson’s disease without further impairing motor function is clozapine when given at low doses. Studies suggest that this unique clinical utility of low-dose clozapine arises from its potent blocking of a key serotonin receptor, a protein that responds to the neurotransmitter serotonin, known as the 5-HT2A receptor. The use of low-dose clozapine has been approved in Europe, but not in the United States, for the treatment of psychotic disorders in Parkinson’s disease. However, routine use of clozapine is limited by its potential to cause a rare blood disorder that necessitates stringent blood monitoring.

Current antipsychotic drugs are associated with a number of side effects, which can be problematic for elderly patients with Parkinson’s disease. In addition, all current antipsychotic drugs have a black box warning for use in elderly patients with dementia-related psychosis due to increased mortality and morbidity. Currently, there is a large unmet medical need for new therapies that will effectively treat psychosis in patients with Parkinson’s disease without compromising motor control or causing other serious side effects in this fragile, elderly patient population.

Schizophrenia

Schizophrenia is a severe chronic mental illness that involves disturbances in cognition, perception, emotion, and other aspects of behavior. The positive symptoms of schizophrenia include hallucinations and delusions, while the negative symptoms may manifest as loss of interest and emotional withdrawal. Schizophrenia is associated with persistent impairment of a patient’s social functioning and productivity. Cognitive disturbances often prevent patients with schizophrenia from readjusting to society. As a result, patients with schizophrenia are normally required to be under medical care for their entire lives.

According to the National Institute of Mental Health, approximately one percent of the U.S. population suffers from this disease. Worldwide sales of antipsychotic drugs used to treat schizophrenia and other psychiatric conditions exceeded $25 billion in 2010. These drugs have been increasingly used by physicians to address a range of disorders in addition to schizophrenia, including bipolar disorder and a variety of psychoses and related conditions in elderly patients. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects.

The first-generation, or typical, antipsychotics that were introduced in the late-1950s block dopamine receptors. While typical antipsychotics are effective against positive symptoms of schizophrenia in many patients, these drugs often induce disabling motor disturbances, and they fail to address or worsen most of the negative symptoms and cognitive disturbances associated with schizophrenia.

Most schizophrenia patients in the United States today are treated with second-generation, or atypical, antipsychotics, which induce fewer motor disturbances than typical antipsychotics, but still fail to address most of the negative symptoms of schizophrenia. In addition, currently prescribed treatments do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. It is believed that the efficacy of atypical antipsychotics is due to their interactions with dopamine and 5-HT2A receptors. The side effects induced by the atypical agents may include weight gain, non-insulin dependent (type II) diabetes, cardiovascular side effects, and motor disturbances. We believe that these side effects generally arise either from non-essential receptor interactions or from excessive dopamine blockade.

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

According to the Alzheimer’s Association, 5.4 million people in the Unites States are living with Alzheimer’s disease and it is currently the fifth leading cause of death for people age 65 and older. While the diagnostic criteria for Alzheimer’s disease mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. These symptoms include agitation, aggressive behaviors, and psychosis. Studies have suggested that approximately 25 to 50 percent of Alzheimer’s disease patients may develop psychosis, commonly consisting of hallucinations and delusions. The diagnosis of Alzheimer’s disease psychosis is associated with more rapid cognitive and functional decline and institutionalization.

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

Hypersensitivity is a common feature of many chronic pain disorders, including fibromyalgia and irritable bowel syndrome. Fibromyalgia is a common and complex chronic pain disorder characterized by chronic widespread muscle pain, stiffness and tenderness of muscles, tendons and joints without detectable inflammation. It also is often associated with fatigue, sleep disorders, anxiety, depression and disturbances in bowel function. Fibromyalgia affects an estimated 10 million people in the United States, predominately women over the age of 30. Irritable bowel syndrome is one of the most common ailments of the intestines and affects an estimated 15 percent of the U.S. population.

There are a variety of drugs used to treat patients with chronic pain, including anticonvulsants, selective serotonin and norepinephrine reuptake inhibitors, or SNRIs, tricyclic antidepressants, opioid painkillers, and non-steroidal anti-inflammatory agents. Currently, the leading drugs include Lyrica, an anticonvulsant approved for postherpetic neuralgia, diabetic neuropathic pain and fibromyalgia, and Cymbalta, an SNRI indicated for treatment of diabetic peripheral neuropathic pain, fibromyalgia, and major depressive disorder. Lyrica and Cymbalta had worldwide sales of $3.7 billion and $4.2 billion, respectively, in 2011. Lyrica is the successor to Neurontin, which was the first product to be approved by the FDA for the treatment of neuropathic pain and is now generic.

Only a portion of patients with chronic pain get meaningful relief from anticonvulsants and antidepressants. Side effects of anticonvulsants may include dizziness, somnolence, dry mouth, blurred vision, weight gain, and concentration or attention difficulties. Side effects of SNRIs may include nausea, vomiting, dizziness, sleep disturbances, constipation, dry mouth, anxiety, abnormal vision, headache and sexual dysfunction. Tricyclic antidepressants have long been used to treat depression and these agents may have pain-relieving effects in some patients. Common side effects of these agents include dry mouth, blurred vision, constipation, difficulty with urination, impaired thinking and tiredness.

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

Glaucoma

Glaucoma is a chronic eye disease that, if left untreated, can lead to blindness. According to the World Health Organization, glaucoma is the second leading cause of blindness in the world. Loss of vision is caused by degeneration of the optic nerve, which is responsible for carrying images from the eye to the brain. A frequent symptom of glaucoma is increased fluid pressure within the eye, referred to as intraocular pressure. In the early stages of the disease, there may be no symptoms. It is estimated that over four million people in the United States have glaucoma but only half of those know they have it. Older people are at a higher risk for glaucoma and the disease is more common in people over 60 years of age. The prevalence of glaucoma is expected to increase as the average age of the population increases.

Currently there are a variety of options available to treat glaucoma, including eye medications, laser procedures and surgery. These treatment options are intended to decrease intraocular pressure and, thereby, protect the optic nerve. Physicians often treat glaucoma with multiple classes of drugs to optimize therapy and minimize side effects. Drugs used to treat glaucoma include prostaglandin analogs such as Xalatan and Lumigan, beta blockers such as timolol, and alpha agonists such as Alphagan, as well as combined medications. Xalatan, a leading glaucoma treatment with worldwide sales of $1.3 billion in 2011, is now generic. While Xalatan is an effective anti-glaucoma agent, it frequently causes increased pigmentation of the iris that may lead to a change in iris color, and may cause other side effects, including blurred vision and burning and stinging sensations in the eye. We believe there is a need for new and more effective drugs that can treat glaucoma with fewer side effects and help patients reduce the risk of losing their vision.

Our Product Candidates and Preclinical Programs

Our pipeline includes four product candidates in clinical development and two additional programs in preclinical testing. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our clinical-stage product candidates and preclinical programs:

Product Candidate/Program	Indication	Stage of Development	Commercialization Rights

Pimavanserin	Parkinson’s disease psychosis	Phase III	ACADIA

	Schizophrenia	Phase II (1)	ACADIA

	Alzheimer’s disease psychosis	Phase II (2)	ACADIA

Alpha adrenergic agonists	Chronic Pain	Phase II	Allergan

Muscarinic agonist	Glaucoma	Phase I	Allergan

AM-831	Schizophrenia	Phase I	Meiji Seika Pharma—Asia ACADIA—Rest of World

ERß program	Neuroprotection/ Chronic Pain	Preclinical	ACADIA

Nurr-1 program	Parkinson’s Disease	Preclinical	ACADIA

(1)	Completed Phase II schizophrenia co-therapy trial.
(2)	We have established a protocol for a future Phase II feasibility study in Alzheimer’s disease psychosis.

Pimavanserin

Overview

Pimavanserin is a new chemical entity that we discovered and have advanced to Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. Pimavanserin is a small molecule that can be taken orally as a tablet once-a-day. Pimavanserin selectively blocks the activity of the 5-HT2A receptor, a drug target that plays an important role in psychosis. We hold worldwide rights to pimavanserin and have established a patent portfolio, which includes numerous issued patents covering pimavanserin in the United States, Europe and several additional countries.

We have selected Parkinson’s disease psychosis as our lead indication for pimavanserin and we are focused on advancing our Phase III program toward registration for this indication. We believe that pimavanserin also has the potential to address a range of other neurological and psychiatric indications that are underserved by currently marketed antipsychotics. We have completed a Phase II trial with pimavanserin as a co-therapy in schizophrenia and have established a protocol for a future Phase II feasibility study to explore the potential of pimavanserin as a treatment for Alzheimer’s disease psychosis. In the future, we intend to use our Phase III Parkinson’s disease psychosis program as a foundation to develop and commercialize pimavanserin for these and other potential neurological and psychiatric indications independently or in collaboration with strategic partners.

Pimavanserin as a Treatment for Parkinson’s Disease Psychosis

We are in Phase III development with pimavanserin as a potential first-in-class treatment for Parkinson’s disease psychosis. Currently, there are no therapies approved to treat Parkinson’s disease psychosis in the United States. Pimavanserin offers an innovative non-dopaminergic approach to treating Parkinson’s disease psychosis. We believe that pimavanserin has the potential to be the first safe and effective drug that will treat the psychosis in patients with Parkinson’s disease without compromising motor control, thereby significantly improving the quality of life for these patients. As a result, we believe that, if approved, pimavanserin will offer significant advantages relative to current antipsychotics used off-label for the treatment of Parkinson’s disease psychosis.

We are currently conducting several clinical trials in our Phase III program with pimavanserin for Parkinson’s disease psychosis, including a pivotal Phase III study, referred to as the -020 Study, designed to evaluate the efficacy, tolerability and safety of pimavanserin as a treatment for patients with Parkinson’s disease psychosis. The -020 Study is a multi-center, double-blind, placebo-controlled trial expected to enroll about 200 patients at clinical centers located in North America. Patients are randomized to two study arms and receive oral doses of either 40 mg of pimavanserin or placebo once-daily for six weeks. Patients also continue to receive stable doses of their existing dopamine replacement therapy used to manage the motor symptoms of Parkinson’s disease. The primary endpoint of the -020 Study is antipsychotic efficacy as measured using nine items from the hallucinations and delusions domains of the Scale for the Assessment of Positive Symptoms, or SAPS. We are using an independent group of centralized raters to assess the primary endpoint in the -020 Study. Motoric tolerability is a key secondary endpoint in the study and is measured using Parts II and III of the Unified Parkinson’s Disease Rating Scale, or UPDRS. The -020 Study builds on the signals of efficacy observed in our earlier studies and incorporates several study design enhancements guided by the previous data and experience we have gained in our Parkinson’s disease program. We expect to report top-line results from the -020 Study near the end of the third quarter of 2012. If successful, the -020 Study would represent the first of two required pivotal Phase III trials in our Parkinson’s disease psychosis program.

In addition to the -020 Study, we are continuing to conduct an open-label safety extension trial, referred to as the -015 Study, involving patients with Parkinson’s disease psychosis who have completed our earlier Phase III studies as well as patients who complete the -020 Study. Patients are eligible to participate in the -015 Study if, in the opinion of the treating physician, the patient may benefit from continued treatment with pimavanserin. The -015 Study, together with a similar extension trial that is ongoing from our earlier Phase II Parkinson’s disease psychosis trial, has generated a considerable amount of long-term safety data on pimavanserin. A total of over 200 patients have now been treated with pimavanserin for over one year and our longest single-patient exposure is greater than seven years. We believe that our experience to date suggests that long-term administration of pimavanserin is generally safe and well tolerated in this fragile, elderly patient population.

In September 2009, we announced top-line results from an initial Phase III trial with pimavanserin in patients with Parkinson’s disease psychosis, referred to as the -012 Study. While the -012 Study was impacted by a larger than expected placebo response and did not meet its primary endpoint, signals of antipsychotic efficacy were consistently observed in the pimavanserin 40 mg study arm. These signals were most prominent in the United States portion of the study, which comprised nearly one-half of the patients in the study. The -012 Study met the key secondary endpoint of motoric tolerability and pimavanserin was generally safe and well tolerated in the study. On the basis of data from the -012 Study, during 2010 we concluded a second Phase III trial, referred to as the -014 Study, early and analyzed this study in order to use the findings to support our design of the -020 Study. In the -014 Study, the 20 mg pimavanserin arm showed a signal of antipsychotic efficacy on the primary assessment scale and a statistically significant difference from placebo on a secondary outcome measure. The -014 Study met the key secondary endpoint of motoric tolerability and pimavanserin was generally safe and well tolerated in the study.

In 2006, we announced top-line results from a multi-center, double-blind, placebo-controlled Phase II trial with pimavanserin in patients with Parkinson’s disease psychosis. The trial met the primary endpoint, which was to demonstrate that administration of pimavanserin did not result in deterioration of the motoric function of these patients as measured by the UPDRS. Pimavanserin also showed antipsychotic effects in secondary endpoints using two different rating scales, including SAPS. Pimavanserin was generally safe and well tolerated in the study.

Pimavanserin as a Co-Therapy for Schizophrenia

By combining pimavanserin with a low dose of an antipsychotic drug such as risperidone, a commonly prescribed atypical antipsychotic drug that is now generic, we believe that the optimal relationship between 5-HT2A receptor blockade and partial dopamine receptor blockade can be achieved. Therefore, we believe co-therapy with pimavanserin may result in enhanced efficacy and fewer side effects relative to existing treatments, thereby providing an improved therapy for patients with schizophrenia.

We reported positive results in 2007 from a multi-center, double-blind, placebo-controlled Phase II trial designed to evaluate pimavanserin as a co-therapy in patients with schizophrenia. The trial results showed several advantages of co-therapy with pimavanserin and a 2 mg, or low, dose of risperidone in patients with schizophrenia. These advantages included enhanced efficacy comparable to that of a 6 mg, or standard, dose of risperidone, a faster onset of antipsychotic action, and an improved side effect profile, including significantly less weight gain, compared to the standard dose of risperidone. If we elect to pursue further development for this indication in the future, we currently expect that it will be through, or in collaboration with, a partner.

Pimavanserin as a Treatment for Alzheimer’s Disease Psychosis

Patients with Alzheimer’s disease psychosis and Parkinson’s disease psychosis share many common characteristics. They are typically elderly and frail, and often exhibit similar psychiatric symptoms associated with their respective underlying neurodegenerative disease. In preclinical models of Alzheimer’s disease psychosis, we have shown that pimavanserin attenuates psychosis-related behaviors. In addition, pimavanserin has been shown to positively interact with muscarinic agonists and cholinesterase inhibitors to enhance their pro-cognitive and antipsychotic actions in preclinical models. Because of its mechanism of action and the favorable safety profile observed to date in studies conducted in elderly patients with Parkinson’s disease psychosis, we believe that pimavanserin also may be ideally suited to address the need for a new treatment for Alzheimer’s disease psychosis that is safe, effective and well tolerated.

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

Alpha Adrenergic Agonists

In collaboration with Allergan, we have discovered and are developing small molecule product candidates for the treatment of chronic pain. Our novel alpha adrenergic agonists provide pain relief in a range of preclinical models, without the side effects of current pain therapies, including sedation and cardiovascular and respiratory effects.

Allergan has conducted several Phase II trials in this program and has reported preliminary results, including positive proof-of-concept in a visceral pain trial in patients that had hypersensitivity of the esophagus, and efficacy signals in two chronic pain trials in the areas of fibromyalgia and irritable bowel syndrome. Allergan has announced that it is seeking a partner for the further development of this program and for commercialization in areas predominantly served by general practitioners.

Muscarinic Agonist

We have discovered and, in collaboration with Allergan, are developing a small molecule product candidate for the treatment of glaucoma. Using our proprietary drug discovery platform, we identified a subtype of the muscarinic receptors that controls intraocular pressure and discovered lead compounds that selectively activate this target. In preclinical models, our product candidate has demonstrated a promising preclinical profile, including robust efficacy and a long duration of action. This program has reached Phase I development.

AM-831

We have discovered and, in collaboration with Meiji Seika Pharma, are developing AM-831, a small molecule product candidate for the treatment of schizophrenia. AM-831 is a novel and orally available small molecule that combines muscarinic m1 partial agonism with both dopamine D2 and serotonin 5-HT2A receptor antagonism. AM-831 has demonstrated robust effects in preclinical models of psychosis and pro-cognitive effects in preclinical behavioral models. AM-831 has reached Phase I development.

We intend to co-develop AM-831 in collaboration with Meiji Seika Pharma through completion of proof-of-concept clinical studies, at which point Meiji Seika Pharma will be solely responsible for continued development and commercialization in the licensed Asian territory. We plan to seek a strategic partner to pursue development and commercialization of AM-831 in the rest of the world.

Preclinical Programs

In addition to our four clinical-stage product candidates, we have used our proprietary drug discovery platform to discover additional product candidates. These include two preclinical programs that we believe provide the potential for innovative disease-modifying therapies for treating Parkinson’s disease and other neurological disorders. In our ER-beta program, we have discovered compounds that exhibit anti-inflammatory and neuroprotective properties in preclinical models and may have the ability to slow down the progression of Parkinson’s disease. These compounds also may address symptoms of chronic, inflammatory and neuropathic pain while avoiding the side effects associated with activating ER-alpha receptors. Our initial research studies in the ER-beta program have been supported by grants from The Michael J. Fox Foundation, and we were awarded another grant from the National Institute of Neurological Disorders and Stroke, a division of the National Institutes of Health. In the second preclinical program, we discovered compounds that selectively activate Nurr1-RXR complexes and promote viability of dopamine-containing neurons. We are conducting studies to examine the effects of these compounds on neuroprotection and neuroregeneration in preclinical models of Parkinson’s disease pursuant to a separate grant from The Michael J. Fox Foundation.

Currently, our resources are focused on our most advanced product candidates, including pimavanserin, and we are not devoting significant resources to earlier-stage programs that are not directly funded. However, we may elect to pursue the development of additional product candidates in the future independently or in partnerships.

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

Collaboration Agreements

We have established three separate collaboration agreements with Allergan, a collaboration agreement with Meiji Seika Pharma and a technology license agreement with Aventis to leverage our drug discovery platform and related assets, and to advance development of and commercialize selected product candidates. Our collaborations have typically included upfront payments at initiation of the collaboration, research support during the research term, if applicable, milestone payments upon successful completion of specified development objectives, and royalties based upon future sales, if any, of drugs developed under the collaboration. Our current agreements are as follows:

Allergan

In March 2003, we entered into a collaboration agreement with Allergan to discover, develop and commercialize new therapeutics for ophthalmic and other indications. The agreement originally provided for a three-year research term, which has been extended by the parties through March 2013. As of December 31, 2011, we had received an aggregate of $18.5 million under the agreement, consisting of an upfront payment, and research funding and related fees. During the extended research term, Allergan is entitled to exclusively license specified chemistry and related assets for development and commercialization. If we grant Allergan such an exclusive license, we would be eligible to receive license fees and milestone payments upon the successful achievement of agreed-upon clinical and regulatory objectives as well as royalties on future product sales, if any, worldwide. Assuming the license and successful development of a product in the area of eye care, we could receive up to approximately $13.5 million in aggregate license fees and milestone payments per product under the agreement, as well as royalties on future product sales worldwide, if any.

In July 1999, we entered into a collaboration agreement with Allergan to discover, develop and commercialize selective muscarinic drugs for the treatment of glaucoma. Under this agreement, we provided our chemistry and discovery expertise to enable Allergan to select a compound for development. We granted Allergan exclusive worldwide rights to commercialize products based on this compound for the treatment of ocular disease. As of December 31, 2011, we had received an aggregate of $9.5 million in payments under the agreement, consisting of upfront fees, research funding and milestone payments. We are eligible to receive additional milestone payments of up to $15 million in the aggregate as well as royalties on future product sales worldwide, if any. Allergan may terminate this agreement upon 90 days’ notice. However, if terminated, Allergan’s rights to the selected compound would revert to us.

In September 1997, we entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for pain and ophthalmic indications. This agreement was amended in conjunction with the execution and subsequent amendments of the March 2003 collaboration agreement, and provides for the continued development of product candidates for one target area. We are restricted from conducting competing research in that target area. Pursuant to the agreement, we granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. We had received an aggregate of $10.5 million in research funding and milestone payments through December 31, 2011 under this agreement. We are eligible to receive additional milestone payments of up to $10.0 million in the aggregate as well as royalties on future product sales worldwide, if any. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in us.

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

Meiji Seika Pharma

In March 2009, we entered into a collaboration agreement with Meiji Seika Pharma to develop and commercialize a novel class of pro-cognitive drugs to treat patients with schizophrenia and related disorders in Japan and several other Asian countries. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, consisting of $3 million in license fees and up to $22 million in payments upon the achievement of development and regulatory milestones in the licensed Asian territory. In addition, we are eligible to receive royalties on future product sales, if any, in the Asian territory. Meiji Seika Pharma also is responsible for the first $15 million of development expenses and we and Meiji Seika Pharma will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. Meiji Seika Pharma is responsible for all costs associated with the development, manufacturing and commercialization of the product candidate in the Asian territory, and is eligible to share a portion of any product-related revenues received by us in the rest of the world. As of December 31, 2011, we had received an aggregate of $4.3 million in payments under the agreement, including $3 million in license fees and reimbursement of initial development expenses. Our agreement with Meiji Seika Pharma is subject to early termination upon specified events.

Aventis

In July 2002, we entered into an agreement with Aventis under which we have licensed a portion of our technology for their use in a specified area that we are not pursuing presently.

Intellectual Property

We currently hold 48 issued U.S. patents and 236 issued foreign patents. All of these patents originated from us. In addition, we have 20 provisional and utility U.S. patent applications and 98 foreign patent applications.

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

Pimavanserin

Ten U.S. patents have been issued to us that provide coverage for pimavanserin, comprising three that cover the compound generically and seven that specifically cover pimavanserin, polymorphs thereof, the use thereof for treating Parkinson’s disease psychosis, schizophrenia and sleep disorders, or the method of producing pimavanserin. The generic coverage expires in 2021. The pimavanserin specific patent and the Parkinson’s disease psychosis treatment patent provide protection until June 2027 and 2026, respectively. The patent that covers polymorphs of pimavanserin provides protection until June 2028. We have 50 issued foreign patents that specifically cover pimavanserin, including patents in 39 European countries, Australia, Hong Kong, India, Mexico, New Zealand, Russia, Singapore and South Africa, which provide patent protection through 2024. We continue to prosecute patent applications directed to pimavanserin and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide.

Alpha Adrenergic Agonists

We have not been issued, and are not pursuing, patents covering the compounds being pursued by Allergan under this collaboration as the compounds are covered by Allergan patents.

Muscarinic Agonist

We have two U.S. patents that have been issued to us providing coverage for the compounds covered by our collaboration with Allergan for the treatment of glaucoma. These U.S. patents will expire in 2023. We have 45 issued foreign patents and 15 pending foreign applications that cover these compounds. The issued foreign patents for this program will expire in 2022 and 2025.

AM-831

Two U.S. patents have been issued to us that provide coverage for the compounds covered by our collaboration with Meiji Seika Pharma. These patents expire in 2024 and 2026. We have 40 issued foreign patents that cover these compounds. These patents provide protection through 2024.

Other Product Candidates

We have 14 issued U.S. patents and 15 issued foreign patents with claims for other product candidates that are at earlier stages of development.

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

Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Zyprexa, Risperdal, and clozapine are now generic in the United States. Our potential product for Alzheimer’s disease psychosis would compete with off-label use of antipsychotic drugs.

Our potential products for the treatment of chronic pain would compete with Neurontin and Lyrica, each marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as with a variety of generic or proprietary opioids. Currently, the leading drugs approved for chronic pain indications include Lyrica, the successor to Neurontin, and Cymbalta.

Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan. Xalatan is a leading glaucoma treatment that is now generic.

In addition, the companies described above and other competitors may have a variety of drugs in development or awaiting FDA approval that could reach the market and become established before we have a product to sell. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Many of our competitors are using technologies or methods different or similar to ours to identify and validate drug targets and to discover novel small molecule drugs. Many of our competitors and their collaborators have significantly greater experience than we do in the following:

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

To establish a new product candidate’s safety and efficacy, the FDA requires companies seeking approval to market a drug product to submit extensive preclinical and clinical data, along with other information, for each indication. The data and information are submitted to the FDA in the form of a New Drug Application, or NDA. Generating the required data and information for an NDA takes many years and requires the expenditure of substantial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process. The failure to demonstrate adequately the quality, safety and efficacy of a product candidate under development would delay or prevent regulatory approval of the product candidate. We cannot assure you that, even if clinical trials are completed, either our collaborators or we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 60 days following submission of the NDA. If deemed sufficiently complete to permit a substantive review, the FDA will “file” the NDA. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal goals of six months for priority review for NDAs that cover product candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 10 months for the standard review of non-priority NDAs. However, the FDA is not legally required to complete its review within these periods, these performance goals may change over time and the review is often extended by FDA requests for additional information or clarification. Moreover, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the NDA can be approved. Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs. The FDA’s review of an NDA may also involve review and recommendations by an independent FDA advisory committee, particularly for novel indications, such as Parkinson’s disease psychosis.

In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during products’ development or approval periods may cause delays in the approval or rejection of an application.

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

Any trade name that we intend to use for a potential product must be approved by the FDA irrespective of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office. The FDA conducts a rigorous review of proposed product names, and may reject a product name if it believes that the name inappropriately implies medical claims or if it poses the potential for confusion with other product names. The FDA will not approve a trade name until the NDA for a product is approved. If the FDA determines that the trade names of other products that are approved prior to the approval of our potential products may present a risk of confusion with our proposed trade name, the FDA may elect to not approve our proposed trade name. If our trade name is rejected, we will lose the benefit of any brand equity that may already have been developed for this trade name, as well as the benefit of our existing trademark applications for this trade name. If the FDA does not approve our proposed trade name, we may be required to launch a potential product candidate without a brand name, and our efforts to build a successful brand identity for, and commercialize, this product candidate may be adversely impacted.

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

If the product is approved, we must also comply with post-marketing requirements, including, but not limited to, compliance with advertising and promotion regulations enforced by FDA’s Office of Prescription Drug Promotion, the Prescription Drug Marketing Act, anti-fraud and abuse laws, healthcare information privacy laws, post-marketing safety surveillance, and disclosure of payments or transfers of value to healthcare professionsals. In addition, we are subject to other federal and state regulation including, but not limited to, implementation of corporate compliance programs and reporting of payments and transfers of value to healthcare professionals.

Outside of the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA marketing approval discussed above. In addition, foreign regulations may include applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Other U.S. Regulatory Requirements

In the United States, the research, manufacturing, distribution, sale, and promotion of drug products are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health & Human Services, including, for example, the Office of Inspector General, and state and local governments. For example, if a drug product is reimbursed by Medicare, Medicaid or other federal or state health care programs, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, and similar state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, enacted in March 2010, substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the PPACA establishes: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of drug products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Marketing, Sales and Distribution

We currently have no marketing, sales or distribution capabilities. In order to commercialize any of our product candidates, we must develop these capabilities internally or through collaboration with third parties. In selected therapeutic areas where we feel that our product candidates can be commercialized by a specialty sales force that calls on a limited and focused group of physicians, we plan to participate in the commercialization of our product candidates in the United States. In therapeutic areas that require a large sales force selling to a large and diverse prescribing population, we plan to partner our product candidates for commercialization. We plan to commercialize our products in markets outside of the United States by establishing one or more strategic alliances in the future.

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

Employees

At December 31, 2011, we had 24 employees, of whom 12 hold Ph.D. or other advanced degrees. Of our total workforce, 14 are engaged in research and development activities and 10 are engaged in executive, finance, and administration activities. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Research and Development Expenses

Our research and development expenses were $17.3 million in 2011, $20.6 million in 2010, and $41.6 million in 2009.

Long-Lived Assets

Our long-lived assets located in the United States totaled $151,000, $282,000 and $738,000 as of December 31, 2011, 2010 and 2009, respectively. Our only other long-lived assets were located in Europe and totaled $0, $144,000 and $324,000 as of December 31, 2011, 2010 and 2009, respectively.

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

We have experienced significant net losses since our inception. As of December 31, 2011, we had an accumulated deficit of approximately $346.9 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the year ended December 31, 2011 were from our collaborations with Allergan and Meiji Seika Pharma as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years.

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

A key aspect of our strategy is to selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. The ongoing research term of our agreements with Allergan will end in March 2013, unless extended, and additional payments from our agreements with Allergan and Meiji Seika Pharma are dependent on successful advancement of our applicable product candidates. There is no guarantee that revenues from our ongoing collaborations will continue at current or past levels. Given the current economic environment, it is possible that our existing collaborators may elect to reduce their external spending.

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

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled approximately $31.0 million at December 31, 2011. While we believe that our existing cash resources and anticipated payments from our existing collaborations will be sufficient to fund our cash requirements at least into the second quarter of 2013, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

•	the extent to which we are obligated to reimburse our collaborators or our collaborators are obligated to reimburse us for clinical trial costs under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production;

•	the costs of preparing applications for regulatory approvals for our product candidates;

•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our product candidates; and

•	the costs associated with litigation.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. Turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit our access to additional financing over the near-term future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, if obtained, may significantly dilute existing stockholders.

We do not have a partner for the development of our lead product candidate, pimavanserin, and are solely responsible for the advancement of this program.

Following the September 2010 merger of Biovail Corporation with Valeant, we entered into an agreement with Biovail, in October 2010, to end our collaboration regarding North American rights to pimavanserin. This agreement allowed us to regain the rights that we had licensed to Biovail and receive a one-time payment of $8.75 million. Pursuant to the collaboration, Biovail had been responsible for funding development of pimavanserin, and seeking regulatory approval for and any future marketing of pimavanserin in North America. Following the end of the collaboration, we now have full responsibility for the pimavanserin program. We expect our research and development costs for the continued development of pimavanserin to continue to be substantial. While we are continuing to run the ongoing trials for pimavanserin, we would need to add resources and raise additional funds in the future in order to take this product candidate to market, if we do not secure another partner.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we previously had an unsuccessful Phase III trial with our product candidate, pimavanserin. We are currently conducting the -020 Study, a Phase III trial with pimavanserin for the treatment of Parkinson’s disease psychosis that we initiated in the third quarter of 2010. An unfavorable outcome in the -020 Study would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in this or other studies in our pimavanserin program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our pimavanserin program, we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which are in Phase II and Phase I development, respectively, and a clinical program for the treatment of schizophrenia in Phase I development with Meiji Seika Pharma.

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

If we do not successfully complete preclinical and clinical development, we will be unable to market and sell products derived from our product candidates and to generate product revenues. Even if we do successfully complete clinical trials, those results are not necessarily predictive of results of additional trials that may be needed before an NDA may be submitted to the FDA. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay our ability to generate product revenues.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining clearance from the FDA to commence clinical trials pursuant to an IND;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site; and

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

Our collaboration with Meiji Seika Pharma is initially focused on the development of AM-831 as a treatment for schizophrenia and related disorders. While Meiji Seika Pharma has rights to AM-831 in the Asian territory, we have the right to pursue the development and commercialization of AM-831, alone or with a partner, in the rest of the world. Meiji Seika Pharma is also pursuing other research and development programs related to schizophrenia that are independent from our collaboration in this therapeutic area.

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

If we are unable to attract, retain, and motivate key management and research and development staff, our drug development programs and our research and discovery efforts may be delayed and we may be unable to successfully develop or commercialize our product candidates.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to our potential product candidates are the following:

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

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

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•

new requirements to report certain financial arrangements with physicians, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other healthcare providers, beginning March 31, 2013, and reporting any investment interests held by physicians and their immediate family members during the preceding calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our product candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Although we have filed numerous patent applications worldwide with respect to pimavanserin, we have not been issued patents with respect to each of our filings.

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

•	regulatory developments in the United States and in foreign countries;

•	the announcement of, or developments in, any litigation matters; and

•	economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest.

In particular, our development program with pimavanserin encompasses a number of studies, including Phase III efficacy trials, open-label safety extension trials and a range of supporting studies, including carcinogenicity studies, and drug-drug interaction studies. Another unfavorable outcome in one or more of the studies in the development of pimavanserin could be a major set-back for our company, generally. Such an unfavorable outcome could have a material adverse effect on our company and the value of our common stock.

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. We filed a registration statement in connection with a private financing that we concluded in January 2011, which registration covers approximately 17.0 million shares of our common stock. We also have effective registration statements to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registrations from time to time, as we did, in April 2011, pursuant to the termination agreement we entered into regarding the lease of a facility in Sweden. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements.

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

We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15 percent or more of our common stock for three years unless the holder’s acquisition of our stock was approved in advance by our board of directors. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.

Adverse securities and credit market conditions may significantly affect our ability to raise capital.

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

Item 1B. Unresolved Staff Comments.

This item is not applicable.

Item 2. Properties.

Our primary facility consists of approximately 29,000 square feet of leased research and office space located in San Diego, California, which is leased through the end of 2012 with an option to extend. We also lease another facility in San Diego that covers approximately 8,000 square feet of laboratory, office, and other space. That lease runs through November 2012, with an option to extend. We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings.

This item is not applicable.

Item 4. Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is traded on the NASDAQ Global Market under the symbol “ACAD”. The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ Global Market for the periods indicated.

2011	High	Low
First Quarter	$1.88	$1.12
Second Quarter	$3.30	$1.48
Third Quarter	$1.90	$0.99
Fourth Quarter	$1.35	$0.90

2010
First Quarter	$1.75	$1.21
Second Quarter	$2.00	$1.00
Third Quarter	$1.42	$0.91
Fourth Quarter	$1.50	$0.65

As of March 1, 2012, there were approximately 48 stockholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Item 6. Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2011 and 2010 and the related consolidated statements of operations for the three years ended December 31, 2011 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2011	2010 (1)	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Collaborative revenues	$2,067	$42,135	$6,399	$1,590	$7,555

Operating expenses:
Research and development	17,309	20,579	41,585	56,750	57,942
General and administrative	7,610	6,462	10,282	11,818	12,267

Total operating expenses	24,919	27,041	51,867	68,568	70,209

Income (loss) from operations	(22,852)	15,094	(45,468)	(66,978)	(62,654)
Interest income, net	87	45	323	2,734	6,264

Net income (loss)	$(22,765)	$15,139	$(45,145)	$(64,244)	$(56,390)

Net income (loss) per common share, basic	$(0.44)	$0.39	$(1.20)	$(1.73)	$(1.60)

Net income (loss) per common share, diluted	$(0.44)	$0.39	$(1.20)	$(1.73)	$(1.60)

Weighted average shares used in computing net income (loss) per common share, basic	52,183	38,593	37,476	37,113	35,211

Weighted average shares used in computing net income (loss) per common share, diluted	52,183	38,720	37,476	37,113	35,211

(1)	As described in Note 6 of the notes to our consolidated financial statements appearing elsewhere in this report, in October 2010 we ended a collaboration agreement with Biovail and recognized all remaining revenues related to this collaboration agreement, resulting in net income for us for the year ended December 31, 2010.

	At December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$31,048	$37,087	$47,060	$60,083	$126,858
Working capital	25,784	31,890	33,766	51,331	111,966
Total assets	32,114	38,394	49,680	64,677	134,584
Long-term debt, less current portion	—	32	98	430	1,156
Total stockholders’ equity	23,362	29,688	12,114	52,992	113,934

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements, which involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, proprietary and external programs, products or product candidates, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Forward-looking statements are not guarantees of performance. Actual results or events may differ materially from those anticipated in our forward-looking statements as a result of various factors, including those set forth under the section captioned “Risk Factors” elsewhere in this report. Information in the following discussion for a yearly period means for the year ended December 31 of the indicated year.

Overview

Background

We are a biopharmaceutical company focused on innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. We have four product candidates in clinical development led by pimavanserin, which is in Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. We hold worldwide commercialization rights to pimavanserin. In addition, we have a product candidate in Phase II development for chronic pain and a product candidate in Phase I development for glaucoma, both in collaboration with Allergan, and a product candidate in Phase I development for schizophrenia in collaboration with Meiji Seika Pharma. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of December 31, 2011, we had an accumulated deficit of $346.9 million. We expect to continue to incur operating losses for at least the next several years as we pursue the clinical development of our product candidates.

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of December 31, 2011, we had received an aggregate of $112.5 million in payments under these agreements, including upfront payments, research funding, milestone payments and reimbursed development expenses. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Allergan and Meiji Seika Pharma and potential additional collaborations, as well as grant funding.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $18.5 million in payments as of December 31, 2011, consisting of an upfront payment, research funding and related fees. This collaboration agreement is currently focused on the discovery of new therapeutics for ophthalmic indications and originally provided for a three-year research term, which has been extended by the parties through March 2013. Our two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika Pharma. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, consisting of $3 million in license fees and up to $22 million in payments upon achievement of development and regulatory milestones in the licensed Asian territory. In addition, we are eligible to receive royalties on future product sales, if any, in the Asian territory. Meiji Seika Pharma also is responsible for the first $15 million of designated development expenses and we will share the remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. As of December 31, 2011, we had received an aggregate of $4.3 million in payments from Meiji Seika Pharma, consisting of license fees and reimbursed research and development expenses. Our agreement with Meiji Seika Pharma is subject to early termination upon specified events.

In May 2009, we entered into a collaboration agreement with Biovail, pursuant to which we received a non-refundable $30 million upfront payment. Under this collaboration, we also were eligible to receive potential development, regulatory and sales milestones as well as royalties on future net sales of pimavanserin. In October 2010, we entered an agreement with Biovail to regain all rights to pimavanserin and conclude our collaboration. In connection with this agreement, we recorded all remaining revenues related to our collaboration Biovail, which totaled $34.7 million during the fourth quarter of 2010. We recognized aggregate revenues relating to the Biovail collaboration of $39.5 million during the year ended December 31, 2010. We have no future obligations to Biovail.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidates, including pimavanserin. We currently are responsible for all costs incurred in the development of pimavanserin as well as for the costs associated with our other internal programs.

Pursuant to our collaboration, Meiji Seika Pharma is responsible for the first $15 million of designated development expenses for the product candidate, AM-831, and we and Meiji Seika Pharma will share remaining expenses through clinical proof-of-concept, subject to possible adjustment. As of December 31, 2011, approximately $2.8 million of the designated development expenses had been incurred. We expect to coordinate a significant portion of the planned external development services and, accordingly, we may incur the related development costs for these external services and receive reimbursement of Meiji Seika Pharma’s portion of these costs pursuant to the agreement. Meiji Seika Pharma is responsible for all costs associated with the development of AM-831 in the Asian territory. We are not responsible for, nor have we incurred, development expenses in our clinical programs for chronic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Costs of external service providers:
Pimavanserin	$10,373	$12,506	$27,079
AM-831 and other	1,438	1,087	822

Subtotal	11,811	13,593	27,901
Internal costs	4,986	6,387	12,810
Stock-based compensation	512	599	874

Total research and development	$17,309	$20,579	$41,585

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

Upfront, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenues over the expected period of performance. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations, and we can determine the best estimate of the selling price for any undelivered items. When non-refundable license fees do not meet all of these criteria, the license revenues are recognized over the expected period of performance. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Payments for reimbursement of external development costs are generally recognized as revenues using a contingency-adjusted performance model over the expected period of performance. Payments received from grants are recognized as revenues as the related research and development is performed and when collectability has been reasonably assured.

We evaluate milestone payments on an individual basis and recognize revenues from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenues upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, we recognize revenue using a contingency-adjusted performance model over the period of performance.

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The estimated fair values of stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of December 31, 2011, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $2.2 million, and the weighted average period over which this cost is expected to be recognized is 2.4 years.

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

Comparison of the Years Ended December 31, 2011 and 2010

Revenues

Revenues decreased to $2.1 million in 2011 from $42.1 million in 2010. This decrease was primarily due to the conclusion of our collaboration with Biovail in October 2010, at which time we recognized all remaining revenues related to that collaboration. We recognized $39.5 million in revenues from that collaboration in 2010. Revenues from our collaborations with Allergan totaled $1.1 million in each of 2011 and 2010. Revenues from our agreements with other parties, including our collaboration with Meiji Seika Pharma, totaled $1.0 million in 2011 compared to $1.5 million in 2010.

Research and Development Expenses

Research and development expenses decreased to $17.3 million in 2011, including $512,000 in stock-based compensation, from $20.6 million in 2010, including $599,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $1.8 million in decreased external service costs and $1.5 million in decreased facilities, equipment and other costs associated with our internal research and development organization. External service costs totaled $11.8 million, or 68 percent of our research and development expenses, in 2011, compared to $13.6 million, or 66 percent of our research and development expenses, in 2010. The decrease in external service costs was largely attributable to decreased costs incurred in our Phase III program for pimavanserin. We anticipate that our research and development expenses will increase in future periods as we continue to conduct our Phase III program for pimavanserin and pursue development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $7.6 million in 2011, including $1.1 million in stock-based compensation, from $6.5 million in 2010, including $984,000 in stock-based compensation. The increase in general and administrative expenses was primarily attributable to a net charge of $1.1 million resulting from the termination of our Swedish facility lease in April 2011.

Comparison of the Years Ended December 31, 2010 and 2009

Revenues

Revenues increased to $42.1 million in 2010 from $6.4 million in 2009. This increase was primarily due to $39.5 million in revenues recognized under our collaboration with Biovail during 2010 compared to $4.6 million in 2009. The Biovail collaboration commenced in May 2009 and was concluded in October 2010. In connection with the conclusion of this collaboration, during the fourth quarter of 2010, we recorded an aggregate of $34.7 million in revenue consisting of an $8.75 million cash payment we received from Biovail and $25.9 million of deferred revenue remaining from this collaboration. Revenues from our collaborations with Allergan totaled $1.1 million in each of 2010 and 2009. Revenues from our agreements with other parties, including our collaboration with Meiji Seika Pharma, which commenced in March 2009, totaled $1.5 million in 2010 compared to $714,000 in 2009.

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

General and Administrative Expenses

General and administrative expenses decreased to $6.5 million in 2010, including $984,000 in stock-based compensation, from $10.3 million in 2009, including $1.3 million in stock-based compensation. The decrease in general and administrative expenses was primarily due to $2.3 million in decreased salaries, related personnel costs and other costs resulting from our October 2009 restructuring and $1.6 million in decreased external service costs.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of December 31, 2011, we had received $341.6 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $112.5 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.2 million in interest income.

At December 31, 2011, we had $31.0 million in cash, cash equivalents and investment securities compared to $37.1 million at December 31, 2010. We expect that our current cash, cash equivalents and investment securities, together with anticipated payments from our existing collaborations, will be sufficient to fund our operations at least into the second quarter of 2013.

We will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our clinical trials, preclinical studies and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, or other events or developments, under our collaboration agreements;

•	the extent to which we are obligated to reimburse our collaborators or our collaborators are obligated to reimburse us for clinical trial costs under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of product candidates;

•	the costs of preparing applications for regulatory approvals for our product candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our equity securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. Over the last few years, turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to additional financing over the near-term future. In particular, given the disappointing results from an initial Phase III Parkinson’s disease psychosis trial with pimavanserin that we announced in September 2009, any unfavorable outcome in our development of pimavanserin could have a material adverse effect on our ability to raise additional capital.

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

Net cash used in operating activities totaled $19.9 million in 2011 compared to $10.7 million in 2010 and $13.7 million in 2009. The increase in net cash used in operating activities in 2011 relative to 2010 was primarily due to a net loss of $22.8 million in 2011 compared to net income of $15.1 million in 2010, as well as changes in operating assets and liabilities, including changes in deferred revenue, accounts payable and accrued expenses, and a non-cash charge resulting from termination of our Swedish facility lease during 2011. Deferred revenue decreased by $57,000 in 2011 compared to a decrease of $25.3 million in 2010. The decrease in deferred revenue in 2010 was primarily attributable to the conclusion of our collaboration with Biovail in October 2010 and the recognition of all remaining revenue under this collaboration. Accounts payable and accrued expenses increased by an aggregate of $248,000 in 2011 compared to an aggregate decrease of $3.1 million in 2010. Our accounts payable and accrued expenses fluctuated significantly during these years primarily due to the timing of payments made and expenses incurred for external service costs related to our clinical trials.

The decrease in net cash used in operating activities in 2010 relative to 2009 was primarily due to net income of $15.1 million in 2010 compared to a net loss of $45.1 million in 2009, as well as changes in operating assets and liabilities, including changes in deferred revenue, and accounts payable and accrued expenses. Deferred revenue decreased by $25.3 million in 2010 compared to an increase in deferred revenue of $28.2 million in 2009. The decrease in deferred revenue in 2010 was primarily attributable to the recognition of $25.9 million in deferred revenue in connection with the conclusion of our collaboration with Biovail in October 2010. The increase in deferred revenue in 2009 was primarily attributable to the $30 million non-refundable upfront payment received pursuant to our collaboration with Biovail as well as initial licensing fees received from our collaboration with Meiji Seika Pharma, offset by initial revenues recognized pursuant to these agreements. Accounts payable and accrued expenses decreased by an aggregate of $3.1 million in 2010 compared to an aggregate decrease in accounts payable and accrued expenses of $1.6 million in 2009. The decrease in accounts payable and accrued expenses in 2010 was primarily due to payments made for external service costs related to our clinical trials, the timing and amount of which may fluctuate significantly from period to period.

Net cash provided by investing activities totaled $6.0 million in 2011 compared to net cash used in investing activities of $1.1 million in 2010 and net cash provided by investing activities of $9.4 million in 2009. Net cash provided by or used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash provided by investing activities in 2011 relative to the net cash used in investing activities in 2010 was primarily due to the maturities of investment securities exceeding purchases of investment securities. The increase in net cash used in investing activities in 2010 relative to net cash provided by investing activities in 2009 was primarily due to increased purchases of investment securities, net of maturities of investment securities.

Net cash provided by financing activities increased to $13.9 million in 2011 compared to $470,000 in 2010 and $1.2 million in 2009. The increase in net cash provided by financing activities during 2011 was primarily due to $13.9 million in net proceeds received from our January 2011 private equity financing. The decrease in net cash provided by financing activities in 2010 relative to 2009 was primarily attributable to reduced proceeds from the issuance of stock offset by decreased repayments of long-term debt.

The following table summarizes our contractual obligations, including interest, at December 31, 2011 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$755	$755	$—	$—	$—
Long-term debt	33	33	—	—	—

Total	$788	$788	$—	$—	$—

In April 2011, we entered into a termination agreement related to the lease for our Swedish research facility and ceased operations at this site. The lease was entered into in June 2005 and had a 10-year term. Pursuant to this agreement, we made a one-time payment of $690,000 and issued 782,339 shares of our common stock to the landlord in settlement of all lease-related obligations. General and administrative expenses for the year ended December 31, 2011 included a net charge of $1.1 million, which amount consisted of $1.7 million in lease termination charges offset by a $539,000 reduction in the cumulative translation adjustment balance related to the liquidation of substantially all assets of our Swedish subsidiary.

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $6.3 million of future services under these agreements as of December 31, 2011. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Recent Accounting Pronouncements

See Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies”.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2011, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

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

As of December 31, 2011, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears under Item 15 in this Annual Report.

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

The information required by this Item and not set forth below will be set forth in the section headed “Proposal 1—Election of Directors” in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2012 (the “Proxy Statement”) and is incorporated in this report by reference.

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

Date: March 6, 2012

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

Signature	Title	Date

/S/ ULI HACKSELL Uli Hacksell	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2012

/S/ THOMAS H. AASEN Thomas H. Aasen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2012

/S/ LESLIE IVERSEN Leslie Iversen	Chairman of the Board	March 6, 2012

/S/ MICHAEL BORER Michael Borer	Director	March 6, 2012

/S/ LAURA BREGE Laura Brege	Director	March 6, 2012

/S/ MARY ANN GRAY Mary Ann Gray	Director	March 6, 2012

/S/ LESTER KAPLAN Lester Kaplan	Director	March 6, 2012

/S/ TORSTEN RASMUSSEN Torsten Rasmussen	Director	March 6, 2012

/S/ WILLIAM M. WELLS William M. Wells	Director	March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ACADIA Pharmaceuticals Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Diego, California

March 6, 2012

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$6,889	$6,849
Investment securities, available-for-sale	24,159	30,238
Prepaid expenses, receivables and other current assets	901	762

Total current assets	31,949	37,849
Property and equipment, net	151	426
Other assets	14	119

Total assets	$32,114	$38,394

Liabilities and stockholders’ equity
Accounts payable	$1,960	$1,972
Accrued expenses	3,504	3,219
Current portion of deferred revenue	669	690
Current portion of long-term debt	32	78

Total current liabilities	6,165	5,959

Long-term portion of deferred revenue	2,587	2,623
Other long-term liabilities	—	124

Total liabilities	8,752	8,706

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2011 and 2010; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.0001 par value; 150,000,000 and 75,000,000 shares authorized at December 31, 2011 and December 31, 2010, respectively; 52,898,659 shares and 39,350,561 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	5	4
Additional paid-in capital	370,219	353,278
Accumulated deficit	(346,871)	(324,106)
Accumulated other comprehensive income	9	512

Total stockholders’ equity	23,362	29,688

	$32,114	$38,394

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues
Collaborative revenues	$2,067	$42,135	$6,399

Operating expenses
Research and development (includes stock-based compensation of $512, $599, and $874, respectively)	17,309	20,579	41,585
General and administrative (includes stock-based compensation of $1,086, $984, and $1,260, respectively)	7,610	6,462	10,282

Total operating expenses	24,919	27,041	51,867

Income (loss) from operations	(22,852)	15,094	(45,468)
Interest income, net	87	45	323

Net income (loss)	$(22,765)	$15,139	$(45,145)

Net income (loss) per common share, basic	$(0.44)	$0.39	$(1.20)

Net income (loss) per common share, diluted	$(0.44)	$0.39	$(1.20)

Weighted average common shares outstanding, basic	52,183	38,593	37,476

Weighted average common shares outstanding, diluted	52,183	38,720	37,476

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(22,765)	$15,139	$(45,145)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	285	607	1,111
Stock-based compensation	1,598	1,583	2,134
Amortization of investment premium/discount	105	(117)	260
Non-cash charge resulting from lease termination	806	—	—
Other	—	(94)	323
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(131)	671	1,013
Other assets	106	26	47
Accounts payable	(29)	(990)	656
Accrued expenses	277	(2,135)	(2,282)
Deferred revenue	(57)	(25,303)	28,178
Other long-term liabilities	(92)	(90)	(22)

Net cash used in operating activities	(19,897)	(10,703)	(13,727)

Cash flows from investing activities
Purchases of investment securities	(48,066)	(54,674)	(50,265)
Maturities of investment securities	54,049	53,486	59,750
Proceeds from sales (purchases) of property and equipment	(3)	128	(41)

Net cash provided by (used in) investing activities	5,980	(1,060)	9,444

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	14,022	823	1,923
Repayments of long-term debt	(78)	(353)	(762)

Net cash provided by financing activities	13,944	470	1,161

Effect of exchange rate changes on cash	13	20	73

Net increase (decrease) in cash and cash equivalents	40	(11,273)	(3,049)
Cash and cash equivalents
Beginning of year	6,849	18,122	21,171

End of year	$6,889	$6,849	$18,122

Supplemental schedule of cash flow information
Interest paid	$8	$37	$96

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances at December 31, 2008	37,177,874	$4	$346,815	$(294,100)	$273	$52,992	$(64,464)

Issuance of common stock from exercise of stock options	62,189	—	74	—	—	74
Issuance of common stock pursuant to employee stock purchase plan	176,785	—	193	—	—	193
Issuance of common stock under Committed Equity Financing Facility, net of issuance costs	785,271	—	1,147	—	—	1,147
Issuance of common stock upon exercise of warrant	130,000	—	509	—	—	509
Net loss	—	—	—	(45,145)	—	(45,145)	(45,145)
Stock-based compensation	—	—	2,134	—	—	2,134
Unrealized loss on investment securities	—	—	—	—	(98)	(98)	(98)
Cumulative translation adjustment	—	—	—	—	308	308	308

Balances at December 31, 2009	38,332,119	$4	$350,872	$(339,245)	$483	$12,114	$(44,935)

Issuance of common stock from exercise of stock options	10,820	—	11	—	—	11
Issuance of common stock pursuant to employee stock purchase plan	81,032	—	65	—	—	65
Issuance of common stock under Committed Equity Financing Facility, net of issuance costs	926,590	—	747	—	—	747
Net income	—	—	—	15,139	—	15,139	15,139
Stock-based compensation	—	—	1,583	—	—	1,583
Unrealized loss on investment securities	—	—	—	—	(5)	(5)	(5)
Cumulative translation adjustment	—	—	—	—	34	34	34

Balances at December 31, 2010	39,350,561	$4	$353,278	$(324,106)	$512	$29,688	$15,168

Issuance of common stock and warrants, net of issuance costs	12,565,446	1	13,899	—	—	13,900
Issuance of common stock from exercise of stock options	10,434	—	13	—	—	13
Issuance of common stock pursuant to employee stock purchase plan	189,879	—	109	—	—	109
Issuance of common stock in connection with lease termination	782,339	—	1,322	—	—	1,322
Net loss	—	—	—	(22,765)	—	(22,765)	(22,765)
Stock-based compensation	—	—	1,598	—	—	1,598
Unrealized gain on investment securities	—	—	—	—	9	9	9
Cumulative translation adjustment	—	—	—	—	(512)	(512)	(512)

Balances at December 31, 2011	52,898,659	$5	$370,219	$(346,871)	$9	$23,362	$(23,268)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

ACADIA Pharmaceuticals Inc. (the “Company”) was originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. The Company reincorporated in Delaware in 1997. The Company is focused on innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. The Company’s operations are based in San Diego, California.

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of December 31, 2011, the Company had an accumulated deficit of $346.9 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development of its product candidates.

The Company will require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s clinical trials, the scope, prioritization and number of its research and development programs, and the ability of its collaborators and the Company to reach the milestones, and other events or developments under its collaboration and license agreements. Until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from private or public sales of its equity securities, debt financing, grant funding, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. In addition, the Company may be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these financial statements are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries located in Europe. All intercompany accounts and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives (generally three to ten years) using the straight line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease by use of the straight line method. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized. During the years ended December 31, 2011, 2010 and 2009, gains or losses from disposals of property and equipment were not material.

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

Upfront, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenues over the expected period of performance. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, the Company does not have ongoing involvement or obligations, and the Company can determine the best estimate of the selling price for any undelivered items. When non-refundable license fees do not meet all of these criteria, the license revenues are recognized over the expected period of performance. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Payments for reimbursement of external development costs are generally recognized as revenues using a contingency-adjusted performance model over the expected period of performance. Payments received from grants are recognized as revenues as the related research and development is performed and when collectability has been reasonably assured.

The Company evaluates milestone payments on an individual basis and recognizes revenues from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenues upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the period of performance.

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

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and investment securities. The Company currently invests its excess cash primarily in a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy that includes guidelines relative to credit quality, diversification and maturities to preserve principal and liquidity. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

During the years ended December 31, 2011, 2010 and 2009, revenues from the Company’s agreements with certain collaborative partners exceeded 10 percent of its total revenues. During the year ended December 31, 2011, revenues from Allergan, Inc., Meiji Seika Pharma Co., Ltd. (“Meiji Seika Pharma”) and The Michael J. Fox Foundation comprised 52 percent, 25 percent and 13 percent, respectively, of total revenues. During the year ended December 31, 2010, revenues from Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation, comprised 94 percent of total revenues. During the year ended December 31, 2009, revenues from Allergan and Biovail comprised 17 percent and 72 percent, respectively, of total revenues.

Foreign Currency Translation

The functional currencies of the Company’s subsidiaries located in Europe are the local currencies. Accordingly, assets and liabilities of these entities are translated at the current exchange rate at the balance sheet date and historical rates for equity. Revenue and expense components are translated at weighted average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are included within accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations and, to date, have not been significant.

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

	Years Ended December 31,
	2011	2010	2009
Expected volatility	98%	101%	74-96%
Risk-free interest rate	1-2%	1-3%	2-3%
Expected forfeiture rate	10%	11%	5-10%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.8	5.7	5.7

Expected Volatility. The Company considers its historical volatility and implied volatility when determining the volatility factor. Prior to 2011, the Company also utilized the historical volatility of peer companies due to a lack of trading history. Peer companies were selected based upon similar characteristics such as industry, stage of development, size and financial leverage.

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

The following assumptions were used to estimate the fair value for the offerings under the employee stock purchase plan that commenced during the indicated year:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	64-111%	58-152%	123-179%
Risk-free interest rate	0.1-0.4%	0-1%	0-1%
Expected dividend yield	0%	0%	0%
Expected life of offering in years	0.5-2.0	0.5-2.0	0.5-2.0

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

Accumulated other comprehensive income consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Unrealized gain (loss) on investment securities	$4	$(4)
Foreign currency translation adjustments	5	516

	$9	$512

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares that were outstanding during the period. The effect of outstanding stock options and warrants is reflected, when dilutive, in diluted earnings per common share by application of the treasury stock method. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share for the years ended December 31, 2011 and 2009 because all such securities were antidilutive. For the year ended December 31, 2010, outstanding stock options to purchase an aggregate of 127,000 common shares were included in the weighted average common shares outstanding on a diluted basis and, therefore, are not included in the table below. Shares used in calculating basic and diluted net loss per common share exclude these potential common shares:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Antidilutive options to purchase common stock	5,414	4,066	3,612
Antidilutive warrants to purchase common stock	4,559	848	1,691

	9,973	4,914	5,303

Segment Reporting

Management has determined that the Company operates in one business segment. All revenues for the years ended December 31, 2011, 2010 and 2009 were generated in the United States.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which amends existing guidance related to the presentation of comprehensive income. This guidance (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or affect how earnings per share is calculated or presented. In December 2011, the FASB deferred the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with previous presentation requirements guidance. This guidance is effective for interim reporting periods and fiscal years beginning after December 15, 2011 and will be applied on a retrospective basis for all periods presented. As this guidance relates to presentation only, the adoption of this guidance will not impact the Company’s financial position or results of operations.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment Securities

Investment securities, available-for-sale, consisted of the following:

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
U.S. Treasury notes	$1,516	$—	$—	$1,516
Government sponsored enterprise securities	9,827	2	(1)	9,828
Corporate debt securities	12,812	3	—	12,815

	$24,155	$5	$(1)	$24,159

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
U.S. Treasury notes	$4,291	$—	$—	$4,291
Government sponsored enterprise securities	23,432	2	(6)	23,428
Corporate debt securities	2,519	—	—	2,519

	$30,242	$2	$(6)	$30,238

4. Fair Value Measurements

As of December 31, 2011, the Company held $30.7 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities are classified as follows:

Level 1. Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2. Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals.

Level 3. Inputs that are unobservable for the asset or liability.

The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of December 31, 2011.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables:

		Fair Value Measurements at Reporting Date using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market fund	$6,570	$6,570	$—	$—
U.S. Treasury notes	1,516	1,516	—	—
Government sponsored enterprise securities	9,828	—	9,828	—
Corporate debt securities	12,815	—	12,815	—

	$30,729	$8,086	$22,643	$—

		Fair Value Measurements at Reporting Date using

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market fund	$6,403	$6,403	$—	$—
U.S. Treasury notes	4,291	4,291	—	—
Government sponsored enterprise securities	23,428	—	23,428	—
Corporate debt securities	2,519	—	2,519	—

	$36,641	$10,694	$25,947	$—

5. Balance Sheet Components

Property and equipment, net, consisted of the following:

	Estimated Useful Lives (Years)	December 31,
		2011	2010
		(in thousands)
Machinery and equipment	5–7	$4,089	$5,480
Computers and software	3	982	1,162
Furniture and fixtures	3–10	159	256
Leasehold improvements	3–10	1,057	1,148

		6,287	8,046
Accumulated depreciation and amortization		(6,136)	(7,620)

		$151	$426

Depreciation and amortization of property and equipment was $285,000, $607,000, and $1.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. During 2011, the Company ceased operations at its Swedish research facility and, accordingly, the Company removed $1.7 million of cost and related accumulated depreciation for fully depreciated property and equipment located at this site.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued expenses consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Accrued clinical and research services	$2,492	$2,339
Accrued compensation and benefits	679	537
Other	333	343

	$3,504	$3,219

6. Collaborative Research and Licensing Agreements

The Company is currently a party to three separate collaboration agreements with Allergan. Pursuant to the March 2003 collaboration agreement, the Company had received an aggregate of $18.5 million in payments as of December 31, 2011, consisting of an upfront payment, research funding and related fees. The Company also is eligible to receive up to an aggregate of approximately $13.5 million in license fees and development and regulatory milestone payments per product under this agreement. The 2003 collaboration originally provided for a three-year research term, which has been extended by the parties through March 2013. The Company’s two other collaboration agreements with Allergan involve the development of product candidates in the areas of glaucoma and chronic pain. Under the glaucoma collaboration, the Company had received an aggregate of $9.5 million in payments as of December 31, 2011, and is eligible to receive up to an aggregate of $15.0 million in additional payments upon the achievement of development and regulatory milestones. Under the chronic pain collaboration, the Company had received an aggregate of $10.5 million in payments as of December 31, 2011, and is eligible to receive up to an aggregate of $10.0 million in additional payments upon the achievement of development and regulatory milestones. The Company is eligible to receive royalties on future product sales worldwide, if any, under each of the three collaboration agreements with Allergan. The Company recognized approximately $1.1 million in revenue related to the Allergan collaboration agreements during each of the years ended December 31, 2011, 2010, and 2009.

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Pharma. Under the agreement, the Company is eligible to receive up to $25 million in aggregate payments, consisting of $3 million in license fees and up to $22 million in payments upon achievement of development and regulatory milestones in the licensed Asian territory. In addition, the Company is eligible to receive royalties on future product sales, if any, in the Asian territory. Meiji Seika Pharma also is responsible for the first $15 million of designated development expenses, of which approximately $2.8 million had been incurred through December 31, 2011. The companies will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event the Company further licenses the program outside of the licensed Asian territory. Meiji Seika Pharma is responsible for all costs associated with the development, manufacturing and commercialization of the product candidate in the Asian territory. Meiji Seika Pharma is eligible to receive payments reflecting a portion of the revenue from the Company’s product sales outside of the Asian territory, if any, and, in the event the Company licenses the program outside the Asian territory, a portion of the Company’s revenues from such licenses. Payments received from Meiji Seika Pharma for license fees and the reimbursement of specified development costs have been deferred and are being recognized as revenues using a contingency-adjusted performance model over the estimated period of the Company’s performance. The Company recognized revenues relating to this collaboration of $505,000, $472,000, and $161,000 during the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, $3.0 million of revenue was deferred under this agreement, of which $414,000 was included in current liabilities and $2.6 million was included in long-term liabilities. At December 31, 2010, $3.0 million of revenue was deferred under this agreement, of which $362,000 was included in current liabilities and $2.6 million was included in long-term liabilities.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2009, the Company entered into a collaboration agreement with Biovail, pursuant to which the Company received a non-refundable $30 million upfront payment. Under this collaboration, the Company also was eligible to receive potential development, regulatory and sales milestones as well as royalties on future net sales of pimavanserin. In October 2010, the Company and Biovail entered into an agreement pursuant to which the Company reacquired all rights to pimavanserin and the parties concluded their collaboration. As a result, the Company recorded all remaining revenues related to its collaboration with Biovail, which totaled $34.7 million during the fourth quarter of 2010. The Company recognized aggregate revenues relating to the Biovail collaboration of $39.5 million and $4.6 million during the years ended December 31, 2010 and 2009, respectively. The Company has no future obligations to Biovail.

7. Stockholders’ Equity

Private Equity Financing

In January 2011, the Company raised net proceeds of $13.9 million through the sale of 12,565,446 units at a price of $1.19375 per unit to a group of institutional investors in a private equity financing. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.35 shares of common stock. The warrants, exercisable for an aggregate of 4,397,904 shares of common stock, have an exercise price of $1.38 per share and will expire on January 11, 2018. In accordance with authoritative accounting guidance, the warrants’ value of $3.3 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 2.8 percent, volatility of 99.0 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrants was considered a financing cost. At December 31, 2011, all of the warrants remained outstanding. Pursuant to the terms of the private financing, the Company has an effective resale registration statement on file with the SEC covering the shares of common stock sold and the shares of common stock issuable upon the exercise of the warrants.

Other Financing Transactions

During 2010 and 2009, the Company raised an aggregate of $1.9 million through the issuance of shares of its common stock pursuant to a Committed Equity Financing Facility (“CEFF”). Pursuant to its terms, the CEFF expired in August 2011. In connection with the CEFF, the Company issued a warrant to purchase up to 350,000 shares of common stock at an exercise price of $3.915 per share. The warrant is exercisable through February 2014, subject to certain exceptions. The warrant’s value of $576,000 was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 3.23 percent, volatility of 74.33 percent, a 5.5 year term and no dividend yield. This warrant was recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrant was considered a financing cost. As of December 31, 2011, 220,000 shares remain eligible for issuance under the warrant.

The Company also had warrants outstanding at December 31, 2011 to purchase an aggregate of 74,073 shares of its common stock that were issued in connection with a secured promissory note in 2002. These warrants have an exercise price of $8.10 per share and will expire in May 2012.

Stock Option Plans

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”) became effective upon approval of the stockholders in June 2010. The 2010 Plan permits the grant of options to directors, officers, other employees, and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is ten years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. The 2010 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the 2004 Plan reserve after June 2010. At December 31, 2011, there were 8,314,234 shares of common stock authorized for issuance and 2,507,461 shares of common stock available for new grants under the 2010 Plan.

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

Stock option transactions under the 2010 Plan, 2004 Plan and 1997 Plan during the years ended December 31, 2011, 2010, and 2009 are presented below:

	Number of Shares	Weighted- Average Exercise Prices	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2008	3,553,634	$6.37
Granted	537,086	$1.47
Exercised	(62,189)	$1.20
Canceled/forfeited	(773,085)	$4.58

Outstanding at December 31, 2009	3,255,446	$6.09
Granted	1,760,382	$1.44
Exercised	(10,820)	$1.01
Canceled/forfeited	(689,910)	$6.70

Outstanding at December 31, 2010	4,315,098	$4.11
Granted	1,614,855	$1.61
Exercised	(10,434)	$1.22
Canceled/forfeited	(129,742)	$5.38

Outstanding at December 31, 2011	5,789,777	$3.39	7.0

Vested and expected to vest at December 31, 2011	5,522,655	$3.47	6.9

Exercisable at December 31, 2011	3,472,428	$4.57	5.7

At December 31, 2011, 2010, and 2009, there were 3,472,428, 2,446,730, and 2,311,808 options exercisable, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2011 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock of $1.08 on that date. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2011 was $8,000. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was approximately $6,000, $4,000, and $186,000, respectively, determined as of the date of exercise. The Company received $13,000 in cash from options exercised during the year ended December 31, 2011.

The weighted average fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was approximately $1.25, $1.13, and $1.07, respectively. As of December 31, 2011, total unrecognized compensation cost related to stock options and purchase rights was approximately $2.2 million, and the weighted average period over which this cost is expected to be recognized is 2.4 years.

The following table summarizes information about stock options outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$ 0.96–$ 1.32	985,254	6.6	$1.20	769,482	$1.19
$ 1.33–$ 1.55	1,357,916	7.7	$1.49	650,303	$1.49
$ 1.56–$ 1.64	1,155,000	9.2	$1.62	11,875	$1.64
$ 1.65–$ 5.48	952,060	7.3	$2.08	711,997	$2.14
$ 5.49–$ 9.14	973,373	4.4	$7.83	962,627	$7.83
$ 9.15–$15.43	366,174	4.1	$13.44	366,144	$13.44

	5,789,777		$3.39	3,472,428	$4.57

Stock-based awards issued to non-employees other than directors are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes model. The stock compensation expense related to the grant of stock options to non-employees was not significant for each of the years ended December 31, 2011, 2010, and 2009.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the Company’s initial public offering in June 2004. The Purchase Plan includes an “evergreen” provision providing that an additional number of shares may be added to the shares authorized for issuance on the date of each annual meeting of stockholders for a period of ten years, which began with the meeting in 2005. A total of 1,075,000 shares of common stock have been reserved for issuance under the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2011, 2010, and 2009, 189,879, 81,032, and 176,785 shares of common stock were issued at average prices of $0.57, $0.81, and $1.09 under the Purchase Plan, respectively. The weighted average fair value of purchase rights granted during the years ended December 31, 2011, 2010, and

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009 was $0.67, $0.42, and $1.09, respectively. During the years ended December 31, 2011, 2010, and 2009, the Company recorded cash received from the exercise of purchase rights of $109,000, $65,000, and $193,000, respectively.

Common Stock Reserved For Future Issuance

At December 31, 2011, 5,789,777 and 4,691,977 shares of common stock were reserved for issuance upon the exercise of stock options and warrants, respectively.

8. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation. The Company’s total contributions to the 401(k) Plan were $156,000, $133,000, and $271,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

9. Income Taxes

At December 31, 2011, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $306.0 million and $245.2 million, respectively. Federal and state NOL carryforwards of $1.6 million and $502,000, respectively, will expire in 2012 unless utilized. The remaining federal and state NOL carryforwards will begin to expire in 2018 and 2013, respectively. The Company has $7.8 million of federal research and development (“R&D”) credit carryforwards of which $21,000 will expire in 2012 unless utilized and the remaining federal R&D credit carryforwards will begin to expire in 2018. The Company has $3.6 million of state R&D credit carryforwards that have no expiration date. The Company also has foreign NOL carryforwards of approximately $3.9 million that have no expiration date.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of the deferred tax assets are as follows:

	2011	2010
	(in thousands)
NOL carryforwards	$118,285	$108,805
R&D credit carryforwards	10,119	9,604
Deferred revenue	1,195	1,189
Capitalized R&D	5,128	6,250
Stock-based compensation	2,607	2,304
Other	1,003	1,370

	138,337	129,522
Valuation allowance	(138,337)	(129,522)

	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.8 million in 2011 primarily due to an increase in deferred tax assets generated from net operating losses, fully offset by the valuation allowance.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net income (loss) is summarized as follows:

	2011	2010	2009
	(in thousands)
Amounts computed at statutory federal rate	$(7,734)	$5,144	$(15,238)
Permanent differences, including stock-based compensation	306	274	333
Federal R&D credits	(514)	(350)	(1,237)
Change in valuation allowance	8,820	(6,080)	18,809
State taxes	(1,288)	972	(2,499)
Foreign taxes	59	108	(99)
Other	368	(56)	220

	$17	$12	$289

The net income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are recorded in the Company’s statement of operations in general and administrative expenses.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax years 1997-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

10. Commitments and Contingencies

The Company leases facilities and certain equipment under noncancelable operating leases that expire at various dates through December 2012. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. The Company’s facilities leases provide for the extension of their lease terms.

Future noncancelable minimum payment obligations under operating lease arrangements are as follows at December 31, 2011:

Year Ending	(in thousands)
2012	$755
2013	—
2014	—
2015	—
Thereafter	—

$755

Rent expense was $2.1 million, $2.0 million, and $2.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. Facility operating leases contain escalation clauses. The Company recognizes rent expense on a straight line basis over the lease term. The difference between rent expense recorded and amounts paid under lease agreements is recorded as deferred rent and included in accrued expenses and, if applicable, other long-term liabilities in the accompanying consolidated balance sheets.

In April 2011, the Company entered into a termination agreement related to the lease for its Swedish research facility and ceased operations at this site. The lease was entered into in June 2005 and had a 10-year term. Pursuant to this agreement, the Company made a one-time payment of $690,000 and issued 782,339 shares of its common stock to the landlord in settlement of all lease-related obligations. General and administrative expenses for the year ended December 31, 2011 included a net charge of $1.1 million, which amount consisted of $1.7 million in lease termination charges, offset by a $539,000 reduction in the Company’s cumulative translation adjustment balance related to the liquidation of substantially all assets of its Swedish subsidiary.

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $6.3 million of future services under these agreements as of December 31, 2011. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only be payable upon the achievement of specified regulatory events and it is uncertain when, or if, such events will occur, the Company cannot forecast with any degree of certainty when, or if, it will be required to make payments under the agreement.

11. Selected Quarterly Financial Data (Unaudited)

2011	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$435	$460	$584	$588
Net loss	$(5,833)	$(6,556)	$(5,076)	$(5,300)
Net loss per common share, basic and diluted	$(0.12)	$(0.12)	$(0.10)	$(0.10)

2010	March 31,	June 30,	September 30,	December 31, (1)
	(in thousands, except per share data)
Revenues	$2,133	$2,297	$2,301	$35,404
Net income (loss)	$(5,487)	$(4,288)	$(4,227)	$29,141
Net income (loss) per common share, basic	$(0.14)	$(0.11)	$(0.11)	$0.74
Net income (loss) per common share, diluted	$(0.14)	$(0.11)	$(0.11)	$0.74

(1)	As described in Note 6, during the fourth quarter of 2010, the Company ended its collaboration agreement with Biovail. In connection with concluding this collaboration, the Company recognized $34.7 million in revenues during the fourth quarter of 2010, which resulted in the Company reporting net income for the fourth quarter and year ended December 31, 2010.

Revenues and net income (loss) are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported. Net income (loss) per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net income (loss) per common share amounts may not equal the annual amounts reported.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

4.4	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-171722).

10.1[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.2[a]	1997 Stock Option Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-113137).

10.3[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.4[a]	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2010).

10.5[a]	Forms of agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed March 10, 2011).

10.6[a]	2004 Employee Stock Purchase Plan and initial offering thereunder (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-113137).

10.7[a]	Volume Submitter Defined Contribution Plan (“401(k) Plan”) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2010).

10.8[a]	Adoption Agreement for 401(k) Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2010).

10.9[a]	Employment Letter Agreement, dated December 21, 1998, between the Registrant and Uli Hacksell, Ph.D. (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-52492).

10.10[a]	Employment Letter Agreement, dated March 4, 1998, between the Registrant and Thomas H. Aasen (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-52492).

10.11[a]	Employment Offer Letter, dated May 26, 2006, between the Registrant and Roger Mills (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 2, 2007).

Exhibit Number	Description

10.12[a]	Employment Agreement between the Registrant and Glenn F. Baity (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed March 10, 2011).

10.13[a]	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2007).

10.14[b]	Collaborative Research, Development and License Agreement, dated September 24, 1997, by and among the Registrant, Allergan, Inc. and Vision Pharmaceuticals L.P. (now Allergan Sales, Inc.) (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-113137).

10.15[b]	Amendment to Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-113137).

10.16[b]	Collaborative Research, Development and License Agreement, dated July 26, 1999, by and among the Registrant and Allergan, Inc., Allergan Pharmaceuticals (Ireland) Limited, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-113137).

10.17[b]	Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-113137).

10.18[b]	Second Amendment to Collaborative Research, Development and License Agreement, dated February 28, 2006, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2006).

10.19[b]	Third Amendment to Collaborative Research, Development and License Agreement, dated March 3, 2008, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 5, 2008).

10.20[b]	Fourth Amendment to Collaborative Research, Development and License Agreement, dated April 22, 2009, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2009).

10.21[b]	Fifth Amendment to Collaborative Research, Development and License Agreement, dated March 23, 2010, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2010).

10.22[b]	Sixth Amendment to Collaborative Research, Development and License Agreement, dated March 28, 2011, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2011).

10.23[b]

Seventh Amendment to Collaborative Research, Development and License Agreement, dated

February 29, 2012, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc.

10.24[b]	Collaboration and License Agreement, dated April 1, 2009, by and among the Registrant and Meiji Seika Keisha, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 11, 2009).

Exhibit Number	Description

10.25[b]	Securities Purchase Agreement, dated January 9, 2011, by and between the Registrant and the purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed January 12, 2011).

10.26	Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-52492).

10.27	Lease Amendment, dated November 1, 2005, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.28	Lease Amendment, dated November 30, 2007, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed March 5, 2008).

10.29	Lease Amendment, dated January 22, 2010, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2010).

10.30	Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.31[a]	Description of Executive Officer Annual Incentive Cash Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed March 7, 2008).

10.32[b]

License Agreement, dated November 30, 2006, by and between the Registrant and Société de Conseils, de Recherches et d’Applications Scientifiques SAS, a French corporation member of the Ipsen Group (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on

Form 8-K, filed December 4, 2006).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101	The following financial statements from this Annual Report, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

[a]	Indicates management contract or compensatory plan or arrangement.
[b]

We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.