Form 10-Q
period 2012-03-31
ACADIA PHARMACEUTICALS INC
filed 2012-05-08
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 30, 2012:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	52,927,119

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	March 31, 2012	December 31, 2011(1)
Assets
Cash and cash equivalents	$5,558	$6,889
Investment securities, available-for-sale	20,366	24,159
Prepaid expenses, receivables and other current assets	463	901

Total current assets	26,387	31,949
Property and equipment, net	121	151
Other assets	11	14

Total assets	$26,519	$32,114

Liabilities and Stockholders’ Equity
Accounts payable	$1,035	$1,960
Accrued expenses	4,693	3,504
Current portion of deferred revenue	683	669
Current portion of long-term debt	22	32

Total current liabilities	6,433	6,165

Long-term portion of deferred revenue	2,501	2,587

Total liabilities	8,934	8,752

Commitments (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2012 and December 31, 2011; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2012 and December 31, 2011; 52,921,932 shares and 52,898,659 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	370,663	370,219
Accumulated deficit	(353,089)	(346,871)
Accumulated other comprehensive income	6	9

Total stockholders’ equity	17,585	23,362

Total liabilities and stockholders’ equity	$26,519	$32,114

(1)	The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Collaborative revenues	$450	$435

Operating expenses
Research and development (includes stock-based compensation of $139 and $120 for the three months ended March 31, 2012 and 2011, respectively)	5,021	4,412
General and administrative (includes stock-based compensation of $274 and $255 for the three months ended March 31, 2012 and 2011, respectively)	1,660	1,884

Total operating expenses	6,681	6,296

Loss from operations	(6,231)	(5,861)
Interest income, net	13	28

Net loss	$(6,218)	$(5,833)

Net loss per common share, basic and diluted	$(0.12)	$(0.12)

Weighted average common shares outstanding, basic and diluted	52,903	50,367

Comprehensive loss	$(6,221)	$(5,808)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(6,218)	$(5,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	189
Stock-based compensation	413	375
Amortization of investment premium/discount	(79)	151
Other	(9)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	438	(113)
Other assets	4	26
Accounts payable	(926)	(602)
Accrued expenses	1,189	1,026
Deferred revenue	(72)	(303)
Other long-term liabilities	—	(23)

Net cash used in operating activities	(5,230)	(5,107)

Cash flows from investing activities
Purchases of investment securities	(4,050)	(24,347)
Maturities of investment securities	7,918	15,612
Proceeds from sales of property and equipment	9	—

Net cash provided by (used in) investing activities	3,877	(8,735)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	31	13,853
Repayments of long-term debt	(9)	(43)

Net cash provided by financing activities	22	13,810

Effect of exchange rate changes on cash	—	12

Net decrease in cash and cash equivalents	(1,331)	(20)
Cash and cash equivalents
Beginning of period	6,889	6,849

End of period	$5,558	$6,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of March 31, 2012, the Company had an accumulated deficit of $353.1 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development of its product candidates.

The Company will require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s clinical trials, the scope, prioritization and number of its research and development programs, and the ability of its collaborators and the Company to reach the milestones, and other events or developments under its collaboration and license agreements, and the ability of the Company to enter into new, and to maintain existing, collaboration and license agreements. Until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from private or public sales of its equity securities, debt financing, grant funding, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. In addition, the Company may be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Antidilutive options to purchase common stock	6,393	4,910
Antidilutive warrants to purchase common stock	4,692	4,148

	11,085	9,058

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $413,000 and $375,000 during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, total unrecognized compensation cost related to stock options and purchase plan rights was $3.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Accrued clinical and research services	$3,517	$2,492
Accrued compensation and benefits	832	679
Other	344	333

Total	$4,693	$3,504

5. Fair Value Measurements

As of March 31, 2012, the Company held $24.1 million of cash equivalents and available-for-sale investment securities consisting of a money market fund and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of March 31, 2012.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables:

		Fair Value Measurements at Reporting Date using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market fund	$3,707	$3,707	$—	$—
Government sponsored enterprise securities	13,345	—	13,345	—
Corporate debt securities	7,021	—	7,021	—

	$24,073	$3,707	$20,366	$—

		Fair Value Measurements at Reporting Date using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market fund	$6,570	$6,570	$—	$—
U.S. Treasury notes	1,516	1,516	—	—
Government sponsored enterprise securities	9,828	—	9,828	—
Corporate debt securities	12,815	—	12,815	—

	$30,729	$8,086	$22,643	$—

6. Collaborative Research and Licensing Agreements

The Company is currently a party to three separate collaboration agreements with Allergan, Inc. Pursuant to the March 2003 collaboration agreement, the Company had received an aggregate of $18.7 million in payments as of March 31, 2012, consisting of an upfront payment, research funding and related fees. The Company also is eligible to receive up to an aggregate of approximately $13.5 million in license fees and development and regulatory milestone payments per product under this agreement. The 2003 collaboration originally provided for a three-year research term, which has been extended by the parties through March 2013. The Company’s two other collaboration agreements with Allergan involve the development of product candidates in the areas of glaucoma and chronic pain. Under the glaucoma collaboration, the Company had received an aggregate of $9.5 million in payments as of March 31, 2012, and is eligible to receive up to an aggregate of $15 million in additional payments upon the achievement of development and regulatory milestones. Under the chronic pain collaboration, the Company had received an aggregate of $10.5 million in payments as of March 31, 2012, and is eligible to receive up to an aggregate of $10 million in additional payments upon the achievement of development and regulatory milestones. The Company is eligible to receive royalties on future product sales worldwide, if any, under each of the three collaboration agreements with Allergan. The Company recognized research funding and related revenues of $264,000 during each of the three months ended March 31, 2012 and 2011 from its collaboration agreements with Allergan.

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Pharma Co., Ltd. Under the agreement, the Company is eligible to receive up to $25 million in aggregate payments, consisting of $3 million in license fees and up to $22 million in payments upon achievement of development and regulatory milestones in the licensed Asian territory. In addition, the Company is eligible to receive royalties on future product sales, if any, in the Asian territory. Meiji Seika Pharma also is responsible for the first $15 million of designated development expenses, of which approximately $3.0 million had been incurred through March 31, 2012. The companies will share remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event the Company further licenses the program outside of the licensed Asian territory. Meiji Seika Pharma is responsible for all costs associated with the development, manufacturing and commercialization of the product candidate in the Asian territory. Meiji Seika Pharma is eligible to receive payments reflecting a portion of the revenue from the Company’s product sales outside of the Asian territory, if any, and, in the event the Company licenses the program outside the Asian territory, a portion of the Company’s revenues from such licenses. Payments received from Meiji Seika Pharma for license fees and the reimbursement of specified development costs have been deferred and are being recognized as revenues using a contingency-adjusted performance model over the estimated period of the Company’s performance. The Company recognized revenues relating to this collaboration of $112,000 and $95,000 during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, $2.9 million of revenue was deferred under this agreement, of which $417,000 was included in current liabilities and $2.5 million was included in long-term liabilities. At December 31, 2011, $3.0 million of revenue was deferred under this agreement, of which $414,000 was included in current liabilities and $2.6 million was included in long-term liabilities.

7. Stockholders’ Equity

At-the-Market Agreement

On March 30, 2012, the Company entered into an At-The-Market Issuance Sales Agreement (“ATM Agreement”) with MLV & Co. LLC, pursuant to which the Company may elect to issue and sell registered shares of its common stock having an aggregate offering price of up to $20 million from time to time over a three-year period. The Company is not obligated to make any sales of common stock under the ATM Agreement and, to date, no shares have been sold pursuant to the agreement. MLV, as sales agent, will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable laws, rules and regulations to sell shares of the Company’s common stock based upon the Company’s instructions, including any price, time or size limits or other parameters or conditions it may impose. The Company will pay MLV a commission equal to 3 percent of the gross proceeds from any sales of common stock pursuant to the ATM Agreement.

Private Equity Financing

In January 2011, the Company raised net proceeds of $13.9 million through the sale of 12,565,446 units at a price of $1.19375 per unit to a group of institutional investors in a private equity financing. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.35 shares of common stock. The warrants, exercisable for an aggregate of 4,397,904 shares of common stock, have an exercise price of $1.38 per share and will expire in January 2018.

8. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $4.3 million of future services under these agreements as of March 31, 2012. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

9. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which amended existing guidance related to the presentation of comprehensive income. The Company adopted this guidance on January 1, 2012. The Company currently presents comprehensive income (loss) consecutive to the presentation of net income (loss) within one continuous Statements of Operations and Comprehensive Loss for all periods presented. In December 2011, the FASB deferred a portion of the comprehensive income guidance for the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. During the deferral period, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with previous presentation guidance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2011 included with our Annual Report filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Background

We are a biopharmaceutical company focused on innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. We have four product candidates in clinical development led by pimavanserin, which is in Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. We hold worldwide commercialization rights to pimavanserin. Our other clinical-stage product candidates include collaborative programs for chronic pain and glaucoma with Allergan, Inc. and a collaboration program for schizophrenia with Meiji Seika Pharma Co., Ltd. All of the product candidates in our pipeline emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of March 31, 2012, we had an accumulated deficit of $353.1 million. We expect to continue to incur operating losses for at least the next several years as we pursue the clinical development of our product candidates.

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

Recent Developments

In February 2012, we entered into an amendment to extend the research term of our March 2003 collaboration agreement with Allergan for one additional year, through March 2013. During the extended research term, the parties will focus joint research efforts on discovery activities in the area of ophthalmology.

In March 2012, we were awarded a new grant from The Michael J. Fox Foundation for the further development of Nurr1-RXR selective agonists for the treatment of Parkinson’s disease. The grant of $322,000 is a supplemental award to expand on initial research we conducted pursuant to an earlier grant made under the Foundation’s Therapeutics Development Initiative. Activities for this grant commenced in the second quarter of 2012.

In March 2012, we entered into an At-the-Market Issuance Sales Agreement (“ATM Agreement”) with MLV & Co. LLC, pursuant to which we may elect to issue and sell registered shares of our common stock having an aggregate offering price of up to $20 million from time to time over a three-year period. We are not obligated to make any sales of common stock under the ATM Agreement and, to date, we have not sold any stock pursuant to this agreement.

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of March 31, 2012, we had received an aggregate of $113.2 million in payments under these agreements, including upfront payments, research funding, milestone payments and reimbursed development expenses. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Allergan and Meiji Seika Pharma and potential additional collaborations, as well as grant funding.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $18.7 million in payments as of March 31, 2012, consisting of an upfront payment, research funding and related fees. This collaboration agreement is currently focused on the discovery of new therapeutics for ophthalmic indications and originally provided for a three-year research term, which has been extended by the parties through March 2013. Our two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika Pharma. Under the agreement, we are eligible to receive up to $25 million in aggregate payments, consisting of $3 million in license fees and up to $22 million in payments upon achievement of development and regulatory milestones in the licensed Asian territory. In addition, we are eligible to receive royalties on future product sales, if any, in the Asian territory. Meiji Seika Pharma also is responsible for the first $15 million of designated development expenses and we will share the remaining expenses through clinical proof-of-concept, subject to possible adjustment in the event we further license the program outside of the Asian territory. As of March 31, 2012, we had received an aggregate of $4.6 million in payments from Meiji Seika Pharma, consisting of license fees and reimbursed research and development expenses. Our agreement with Meiji Seika Pharma is subject to early termination upon specified events.

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

Pursuant to our collaboration, Meiji Seika Pharma is responsible for the first $15 million of designated development expenses for the product candidate, AM-831, and we and Meiji Seika Pharma will share remaining expenses through clinical proof-of-concept, subject to possible adjustment. As of March 31, 2012, approximately $3.0 million of the designated development expenses had been incurred. We expect to coordinate a significant portion of the planned external development services and, accordingly, we may incur the related development costs for these external services and receive reimbursement of Meiji Seika Pharma’s portion of these costs pursuant to the agreement. Meiji Seika Pharma is responsible for all costs associated with the development of AM-831 in the Asian territory. We are not responsible for, nor have we incurred, development expenses in our clinical programs for chronic pain and glaucoma, which we are pursuing in collaboration with Allergan.

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Costs of external service providers:
Pimavanserin	$3,537	$2,365
AM-831 and other	258	252

Subtotal	3,795	2,617
Internal costs	1,087	1,675
Stock-based compensation	139	120

Total research and development	$5,021	$4,412

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

Upfront, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenues over the expected period of performance. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations, and we can determine the best estimate of the selling price for any undelivered items. When non-refundable license fees do not meet all of these criteria, the license revenues are recognized over the expected period of performance. Non-refundable payments for research funding are generally recognized as revenues over the period as the related research activities are performed. Payments for reimbursement of external development costs are generally recognized as revenues using a contingency-adjusted performance model over the expected period of performance. Payments received from grants are recognized as revenues as the related research and development is performed and when collectability is reasonably assured.

We evaluate milestone payments on an individual basis and recognize revenues from non-refundable milestone payments when the earnings process is complete and collectability is reasonably assured. Non-refundable milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenues upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, we recognize revenue using a contingency-adjusted performance model over the period of performance.

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The estimated fair values of stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of March 31, 2012, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $3.5 million, and the weighted average period over which this cost is expected to be recognized is 2.8 years.

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

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenues

Revenues totaled $450,000 for the three months ended March 31, 2012 compared to $435,000 for the three months ended March 31, 2011. Revenues from our collaborations with Allergan totaled $264,000 during each of the three months ended March 31, 2012 and 2011. Revenues from our agreements with other parties, including our collaboration with Meiji Seika Pharma and our research grants, totaled $186,000 for the three months ended March 31, 2012 compared to $171,000 for the three months ended March 31, 2011.

Research and Development Expenses

Research and development expenses increased to $5.0 million for the three months ended March 31, 2012, including $139,000 in stock-based compensation, from $4.4 million for the three months ended March 31, 2011, including $120,000 in stock-based compensation. The increase in research and development expenses was primarily due to $1.2 million in increased external service costs, offset by $569,000 in decreased facilities, personnel and other costs associated with our internal research and development organization. External service costs totaled $3.8 million, or 76 percent of our research and development expenses, for the three months ended March 31, 2012, compared to $2.6 million, or 59 percent of our research and development expenses, for the comparable period in 2011. The increase in external service costs during the three months ended March 31, 2012 was largely attributable to increased clinical costs incurred in our Phase III program for pimavanserin.

General and Administrative Expenses

General and administrative expenses decreased to $1.7 million for the three months ended March 31, 2012, including $274,000 in stock-based compensation, from $1.9 million for the three months ended March 31, 2011, including $255,000 in stock-based compensation. The decrease in general and administrative expenses was primarily due to reduced personnel and other internal costs during the three months ended March 31, 2012.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of March 31, 2012, we had received $341.6 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $113.2 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.2 million in interest income.

At March 31, 2012, we had $25.9 million in cash, cash equivalents and investment securities compared to $31.0 million at December 31, 2011. We expect that our current cash, cash equivalents and investment securities, together with anticipated payments from our existing collaborations, will be sufficient to fund our operations at least into the second quarter of 2013.

We will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	progress in, and the costs of, our clinical trials, preclinical studies and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, or other events or developments, under our collaboration agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse our collaborators or our collaborators are obligated to reimburse us for clinical trial costs under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of product candidates;

•	the costs of preparing applications for regulatory approvals for our product candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our equity securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In March 2012, we entered into an ATM Agreement with MLV, pursuant to which we may elect to issue and sell registered shares of our common stock having an aggregate offering price of up to $20 million from time to time over a three-year period. We are not obligated to make any sales of common stock under the ATM Agreement. MLV, as sales agent, will use commercially reasonable efforts consistent with normal trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock based upon our instructions, including any price, time or size limits or other parameters or conditions we may impose. To date, we have not sold any shares of stock pursuant to the ATM Agreement.

We cannot be certain that additional funding from the ATM Agreement or other sources will be available to us on acceptable terms, or at all. Over the last few years, turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to additional financing over the near-term future. In particular, given the disappointing results from an initial Phase III Parkinson’s disease psychosis trial with pimavanserin that we announced in September 2009, any unfavorable outcome in our development of pimavanserin could have a material adverse effect on our ability to raise additional capital.

If we cannot raise adequate additional capital in the future, we will be required to delay, further reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

We have invested a substantial portion of our available cash in a money market fund and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruption in the credit markets that has occurred during the last few years. However, if there is further and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

Net cash used in operating activities increased to $5.2 million for the three months ended March 31, 2012 from $5.1 million for the three months ended March 31, 2011. This increase was primarily due to an increase in our net loss as well as changes in our operating assets and liabilities, including changes in prepaid expenses, receivables and other current assets, and deferred revenue. Prepaid expenses, receivables and other current assets decreased by $438,000 during the three months ended March 31, 2012 compared to an increase of $113,000 during the three months ended March 31, 2011. The decrease in prepaid expenses, receivables and other current assets during the three months ended March 31, 2012 was primarily due to the collection of a receivable from a collaborative partner. Deferred revenue decreased by $72,000 during the three months ended March 31, 2012 compared to a decrease in deferred revenue of $303,000 for the three months ended March 31, 2011. The decrease in deferred revenue for the three months ended March 31, 2012 was primarily due to the recognition of revenue from our collaborative partners.

Net cash provided by investing activities totaled $3.9 million for the three months ended March 31, 2012 compared to net cash used in investing activities of $8.7 million for the three months ended March 31, 2011. Net cash provided by or used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash provided by investing activities for the three months ended March 31, 2012 compared to net cash used in investing activities for the three months ended March 31, 2011 was primarily due to the maturities of investment securities exceeding purchases of investment securities.

Net cash provided by financing activities decreased to $22,000 for the three months ended March 31, 2012 from $13.8 million for the three months ended March 31, 2011, due to decreased proceeds from sales of our equity securities. The net cash provided by financing activities in the three months ended March 31, 2011 was primarily due to $13.9 million in net proceeds received from our January 2011 private equity financing.

The following table summarizes our contractual obligations, including interest, at March 31, 2012 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$567	$567	$—	$—	$—
Long-term debt	23	23	—	—	—

Total	$590	$590	$—	$—	$—

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $4.3 million of future services under these agreements as of March 31, 2012. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2012, we had an accumulated deficit of approximately $353.1 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the quarter ended March 31, 2012 were from our collaborations with

Allergan and Meiji Seika Pharma as well as our agreements with other parties. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, will continue to be our primary source of revenues for the next several years.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled approximately $25.9 million at March 31, 2012. While we believe that our existing cash resources and anticipated payments from our existing collaborations will be sufficient to fund our cash requirements at least into the second quarter of 2013, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse our collaborators or our collaborators are obligated to reimburse us for clinical trial costs under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production;

•	the costs of preparing applications for regulatory approvals for our product candidates;

•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our product candidates; and

•	the costs associated with litigation.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. We filed a registration statement in connection with a private financing that we concluded in January 2011, which registration covers approximately 17.0 million shares of our common stock. We also have effective registration statements to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registrations from time to time, including pursuant to the ATM Agreement that we put in place in March 2012 with MLV. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements.

If the price of our common stock trades below $1.00 per share for a sustained period or we do not meet other continued listing requirements, our common stock may be delisted from the Nasdaq Global Market.*

The Nasdaq Global Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock and to have a specified level of stockholder equity. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive trading days or we do not meet other requirements, we would fail to be in compliance with Nasdaq’s continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from the Nasdaq Global Market and we may not be able to maintain the continued listing of our common stock on the Nasdaq Global Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Preferred Stock issued to GATX Ventures on May 31, 2002 (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-113137).

4.3	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

4.4	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

10.1[a]	Seventh Amendment to Collaborative Research, Development and License Agreements, dated February 29, 2012, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed March 6, 2012).

10.2	At-The-Market Issuance Sales Agreement, dated March 30, 2012, by and between Registrant and MLV & Co. LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed March 30, 2012).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 8, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

[a]

We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: May 8, 2012	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)