Form 10-Q
period 2012-06-30
ACADIA PHARMACEUTICALS INC
filed 2012-08-08
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 31, 2012:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	53,030,009

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	June 30, 2012	December 31, 2011(1)
Assets
Cash and cash equivalents	$9,208	$6,889
Investment securities, available-for-sale	12,141	24,159
Prepaid expenses, receivables and other current assets	426	901

Total current assets	21,775	31,949
Property and equipment, net	92	151
Other assets	7	14

Total assets	$21,874	$32,114

Liabilities and Stockholders’ Equity
Accounts payable	$757	$1,960
Accrued expenses	5,225	3,504
Current portion of deferred revenue	765	669
Current portion of long-term debt	13	32

Total current liabilities	6,760	6,165

Long-term portion of deferred revenue	2,406	2,587

Total liabilities	9,166	8,752

Commitments (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2012 and December 31, 2011; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2012 and December 31, 2011; 53,030,009 shares and 52,898,659 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	371,208	370,219
Accumulated deficit	(358,508)	(346,871)
Accumulated other comprehensive income	3	9

Total stockholders’ equity	12,708	23,362

Total liabilities and stockholders’ equity	$21,874	$32,114

(1)	The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Collaborative revenues	$599	$460	$1,049	$895
Operating expenses
Research and development (includes stock-based compensation of $154, $134, $293, and $255, respectively)	4,472	4,315	9,493	8,727
General and administrative (includes stock-based compensation of $324, $279, $598, and $534, respectively)	1,556	2,729	3,216	4,613

Total operating expenses	6,028	7,044	12,709	13,340

Loss from operations	(5,429)	(6,584)	(11,660)	(12,445)
Interest income, net	10	28	23	56

Net loss	$(5,419)	$(6,556)	$(11,637)	$(12,389)

Net loss per common share, basic and diluted	$(0 .10)	$(0.12)	$(0.22)	$(0.24)

Weighted average common shares outstanding, basic and diluted	52,961	52,677	52,932	51,535

Comprehensive loss	$(5,422)	$(7,083)	$(11,643)	$(12,891)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(11,637)	$(12,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59	225
Stock-based compensation	891	789
Amortization of investment premium/discount	(156)	219
Non-cash charge resulting from lease termination	—	806
Other	(103)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	475	117
Other assets	8	35
Accounts payable	(1,203)	(851)
Accrued expenses	1,721	786
Deferred revenue	(85)	(79)
Other long-term liabilities	—	(45)

Net cash used in operating activities	(10,030)	(10,387)

Cash flows from investing activities
Purchases of investment securities	(9,838)	(33,156)
Maturities of investment securities	22,005	30,843
Proceeds from sales of property and equipment	103	—

Net cash provided by (used in) investing activities	12,270	(2,313)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	98	13,914
Repayments of long-term debt	(19)	(57)

Net cash provided by financing activities	79	13,857

Effect of exchange rate changes on cash	—	14

Net increase in cash and cash equivalents	2,319	1,171
Cash and cash equivalents
Beginning of period	6,889	6,849

End of period	$9,208	$8,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of June 30, 2012, the Company had an accumulated deficit of $358.5 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development of its product candidates.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	7,178	5,593	6,721	5,172
Antidilutive warrants to purchase common stock	4,655	4,692	4,667	4,423

	11,833	10,285	11,388	9,595

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $478,000 and $891,000 during the three and six months ended June 30, 2012, respectively, and $413,000 and $789,000 during the three and six months ended June 30, 2011, respectively. At June 30, 2012, total unrecognized compensation cost related to stock options and purchase plan rights was $3.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Accrued clinical and research services	$4,428	$2,492
Accrued compensation and benefits	495	679
Other	302	333

Total	$5,225	$3,504

5. Fair Value Measurements

As of June 30, 2012, the Company held $21.1 million of cash equivalents and available-for-sale investment securities consisting of a money market fund and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of June 30, 2012.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Money market fund	$6,199	$6,199	$—	$—
Government sponsored enterprise securities	11,138	—	11,138	—
Corporate debt securities	3,780	—	3,780	—

	$21,117	$6,199	$14,918	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Money market fund	$6,570	$6,570	$—	$—
U.S. Treasury notes	1,516	1,516	—	—
Government sponsored enterprise securities	9,828	—	9,828	—
Corporate debt securities	12,815	—	12,815	—

	$30,729	$8,086	$22,643	$—

6. Collaborative Research and Licensing Agreements

The Company is currently a party to three separate collaboration agreements with Allergan, Inc. Pursuant to the March 2003 collaboration agreement, the Company had received an aggregate of $19.0 million in payments as of June 30, 2012, consisting of an upfront payment, research funding and related fees. The Company also is eligible to receive up to an aggregate of approximately $13.5 million in license fees and development and regulatory milestone payments per product under this agreement. The 2003 collaboration originally provided for a three-year research term, which has been extended by the parties through March 2013. The Company’s two other collaboration agreements with Allergan involve the development of product candidates in the areas of glaucoma and chronic pain. Under the glaucoma collaboration, the Company had received an aggregate of $9.5 million in payments as of June 30, 2012, and is eligible to receive up to an aggregate of $15 million in additional payments upon the achievement of development and regulatory milestones. Under the chronic pain collaboration, the Company had received an aggregate of $10.5 million in payments as of June 30, 2012, and is eligible to receive up to an aggregate of $10 million in additional payments upon the achievement of development and regulatory milestones. The Company is eligible to receive royalties on future product sales worldwide, if any, under each of the three collaboration agreements with Allergan. The Company recognized research funding and related revenues from its collaboration agreements with Allergan of $285,000 and $548,000 during the three and six months ended June 30, 2012, respectively, and $271,000 and $535,000 during the three and six months ended June 30, 2011, respectively.

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Pharma Co., Ltd. In July 2012, the Company and Meiji Seika Pharma jointly decided to discontinue the development of the product candidate AM-831, which was being pursued under the collaboration, and the collaboration agreement was terminated pursuant to its terms. Under this agreement, the Company had received $3 million in non-refundable license fees and was eligible to receive future milestone and royalty payments. In addition, Meiji Seika Pharma was responsible for the first $15 million of development expenses, of which approximately $3.2 million had been incurred through June 30, 2012. Payments received from Meiji Seika Pharma for license fees and the reimbursement of development costs were deferred and had been recognized as revenues using a contingency-adjusted performance model over the estimated period of the Company’s performance. The Company recognized revenues relating to this collaboration of $109,000 and $222,000 during the three and six months ended June 30, 2012, respectively, and $99,000 and $194,000 during the three and six months ended June 30, 2011, respectively. At June 30, 2012, $2.8 million of revenue was deferred under this agreement, of which $418,000 was included in current liabilities and $2.4 million was included in long-term liabilities. At December 31, 2011, $3.0 million of revenue was deferred under this agreement, of which $414,000 was included in current liabilities and $2.6 million was included in long-term liabilities. Due to the termination of this collaboration agreement and the end of the Company’s related performance obligations, during the third quarter of 2012, the Company will record as revenue all of the remaining unrecognized deferred revenue from this collaboration.

7. Stockholders’ Equity

At-the-Market Agreement

In March 2012, the Company entered into an At-The-Market Issuance Sales Agreement (“ATM Agreement”) with MLV & Co. LLC, pursuant to which the Company may elect to issue and sell registered shares of its common stock having an aggregate offering price of up to $20 million from time to time over a three-year period. MLV, as sales agent, will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable laws, rules and regulations to sell shares of the Company’s common stock based upon the Company’s instructions, including any price, time or size limits or other parameters or conditions the Company may impose. The Company will pay MLV a commission equal to three percent of the gross proceeds from any sales of common stock pursuant to the ATM Agreement. The Company is not obligated to make any sales of common stock under the ATM Agreement and, as of June 30, 2012, no shares had been sold pursuant to the ATM Agreement.

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

8. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $5.4 million of future services under these agreements as of June 30, 2012. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

9. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which amended existing guidance related to the presentation of comprehensive income. The Company adopted this guidance on January 1, 2012. The Company currently presents comprehensive income (loss) consecutive to the presentation of net income (loss) within one continuous Condensed Consolidated Statements of Operations and Comprehensive Loss for all periods presented. In December 2011, the FASB deferred a portion of the comprehensive income guidance for the requirement to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. During the deferral period, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with previous presentation guidance.

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

Overview

Background

We are a biopharmaceutical company focused on innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. We have a pipeline of product candidates led by pimavanserin, which is in Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. We are currently conducting several clinical trials in our Phase III program with pimavanserin for Parkinson’s disease psychosis, including a pivotal Phase III study, referred to as the -020 Study, designed to evaluate the efficacy, tolerability and safety of pimavanserin as a treatment for patients with Parkinson’s disease psychosis. We expect to report top-line results from the -020 Study this fall. We hold worldwide commercialization rights to pimavanserin. Our pipeline also includes clinical-stage programs for chronic pain and glaucoma in collaboration with Allergan, Inc. and two preclinical programs directed at Parkinson’s disease and other neurological disorders. All of our product candidates emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of June 30, 2012, we had an accumulated deficit of $358.5 million. We expect to continue to incur operating losses for at least the next several years as we pursue the clinical development of our product candidates.

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

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of June 30, 2012, we had received an aggregate of $113.8 million in payments under these agreements, including upfront payments, research funding, milestone payments and reimbursed development expenses. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Allergan and potential additional collaborations, as well as grant funding.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $19.0 million in payments as of June 30, 2012, consisting of an upfront payment, research funding and related fees. This collaboration agreement is focused on the discovery of new therapeutics for ophthalmic indications and originally provided for a three-year research term, which has been extended by the parties through March 2013. Our two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika Pharma. In July 2012, we and Meiji Seika Pharma jointly decided to discontinue the development of the product candidate AM-831, which was being pursued under the collaboration, and the collaboration agreement was terminated pursuant to its terms. Under the agreement, we had received $3 million in non-refundable license fees as well as payments for the reimbursement of development costs we incurred in the collaboration. Due to the termination of this collaboration agreement and the end of our related performance obligations, during the third quarter of 2012, we will record as revenue all of the remaining unrecognized deferred revenue from this collaboration, which totaled $2.8 million as of June 30, 2012.

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

We are not responsible for, nor have we incurred, development expenses in our collaborative programs for chronic pain and glaucoma, which we are pursuing with Allergan. Pursuant to our collaboration focused on AM-831, Meiji Seika Pharma was responsible for all development expenses incurred under the collaboration agreement, which was terminated in July 2012.

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
External costs:
Pimavanserin	$3,013	$2,751	$6,550	$5,116
AM-831 and other	265	319	523	571

Subtotal	3,278	3,070	7,073	5,687
Internal costs	1,040	1,111	2,127	2,785
Stock-based compensation	154	134	293	255

Total research and development	$4,472	$4,315	$9,493	$8,727

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The estimated fair values of stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of June 30, 2012, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $3.6 million, and the weighted average period over which this cost is expected to be recognized is 2.5 years.

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

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenues

Revenues increased to $599,000 for the three months ended June 30, 2012 from $460,000 for the three months ended June 30, 2011 primarily due to increased funding from our research grants. Revenues from our collaborations with Allergan totaled $285,000 for the three months ended June 30, 2012 compared to $271,000 for the three months ended June 30, 2011. Revenues from our research grants totaled $205,000 for the three months ended June 30, 2012 compared to $90,000 for the three months ended June 30, 2011. Revenue from our collaboration with Meiji Seika Pharma, which was terminated in July 2012, totaled $109,000 for the three months ended June 30, 2012 compared to $99,000 for the three months ended June 30, 2011.

Research and Development Expenses

Research and development expenses increased to $4.5 million for the three months ended June 30, 2012, including $154,000 in stock-based compensation, from $4.3 million for the three months ended June 30, 2011, including $134,000 in stock-based compensation. The increase in research and development expenses was primarily due to $208,000 in increased external service costs. External service costs totaled $3.3 million, or 73 percent of our research and development expenses, for the three months ended June 30, 2012, compared to $3.1 million, or 71 percent of our research and development expenses, for the comparable period in 2011. The increase in external service costs was primarily attributable to increased clinical costs incurred in our Phase III program for pimavanserin.

General and Administrative Expenses

General and administrative expenses decreased to $1.6 million for the three months ended June 30, 2012, including $324,000 in stock-based compensation, from $2.7 million for the three months ended June 30, 2011, including $279,000 in stock-based compensation. The decrease in general and administrative expenses was primarily attributable to a net charge of $1.1 million incurred during the three months ended June 30, 2011 in connection with the termination of our Swedish facility lease.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenues

Revenues increased to $1.0 million for the six months ended June 30, 2012 from $895,000 for the six months ended June 30, 2011 primarily due to increased funding from our research grants. Revenues from our collaborations with Allergan totaled $548,000 for the six months ended June 30, 2012 and were comparable to the revenues from these collaborations for the six months ended June 30, 2011. Revenues from our research grants totaled $278,000 for the six months ended June 30, 2012 compared to $166,000 for the six months ended June 30, 2011. Revenue from our collaboration with Meiji Seika Pharma, which was terminated in July 2012, totaled $222,000 for the six months ended June 30, 2012 compared to $194,000 for the six months ended June 30, 2011.

Research and Development Expenses

Research and development expenses increased to $9.5 million for the six months ended June 30, 2012, including $293,000 in stock-based compensation, from $8.7 million for the six months ended June 30, 2011, including $255,000 in stock-based compensation. The increase in research and development expenses was primarily due to $1.4 million in increased external service costs offset, in part, by $620,000 in decreased facility, equipment and other costs associated with our internal research and development organization. External service costs totaled $7.1 million, or 75 percent of our research and development expenses, for the six months ended June 30, 2012, compared to $5.7 million, or 65 percent of our research and development expenses, for the comparable period in 2011. The increase in external service costs was largely attributable to increased clinical costs incurred in our Phase III program for pimavanserin.

General and Administrative Expenses

General and administrative expenses decreased to $3.2 million for the six months ended June 30, 2012, including $598,000 in stock-based compensation, from $4.6 million for the six months ended June 30, 2011, including $534,000 in stock-based compensation. The decrease in general and administrative expenses was primarily attributable to a net charge of $1.1 million incurred during the six months ended June 30, 2011 in connection with the termination of our Swedish facility lease as well as lower personnel and other administrative expenses during the six months ended June 30, 2012.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of June 30, 2012, we had received $341.7 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $113.8 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.2 million in interest income.

At June 30, 2012, we had $21.3 million in cash, cash equivalents and investment securities compared to $31.0 million at December 31, 2011. We expect that our current cash, cash equivalents and investment securities, together with anticipated payments from our existing collaborations, will be sufficient to fund our operations at least into the second quarter of 2013.

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

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our equity securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In March 2012, we entered into the ATM Agreement with MLV, pursuant to which we may elect to issue and sell registered shares of our common stock having an aggregate offering price of up to $20 million from time to time over a three-year period. MLV, as sales agent, will use commercially reasonable efforts consistent with normal trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock based upon our instructions, including any price, time or size limits or other parameters or conditions we may impose. We are not obligated to make any sales of common stock under the ATM Agreement and, as of June 30, 2012, no shares of stock had been sold pursuant to the ATM Agreement.

We cannot be certain that funding from the ATM Agreement or other sources will be available to us on acceptable terms, or at all. Over the last few years, turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to financing over the near-term future. In particular, given the disappointing results from an initial Phase III Parkinson’s disease psychosis trial with pimavanserin that we announced in September 2009, any unfavorable outcome in our development of pimavanserin could have a material adverse effect on our ability to raise additional capital.

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

Net cash used in operating activities decreased to $10.0 million for the six months ended June 30, 2012 from $10.4 million for the six months ended June 30, 2011. This decrease was primarily due to a decrease in our net loss and changes in operating assets and liabilities, including changes in accounts payable and accrued expenses, offset by a non-cash charge of $806,000 incurred during the six months ended June 30, 2011 in connection with the termination of our Swedish facility lease. During the six months ended June 30, 2012, accounts payable and accrued expenses increased by an aggregate of $518,000, compared to an aggregate decrease in accounts payable and accrued expenses of $65,000 for the six months ended June 30, 2011. The increase in accounts payable and accrued expenses during the six months ended June 30, 2012 was primarily due to increased external service costs incurred in our clinical trials, the timing and amount of which may fluctuate significantly from period to period.

Net cash provided by investing activities totaled $12.3 million for the six months ended June 30, 2012 compared to net cash used in investing activities of $2.3 million for the six months ended June 30, 2011. Net cash provided by or used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash provided by investing activities during the six months ended June 30, 2012 compared to net cash used in investing activities during the six months ended June 30, 2011 was primarily due to decreased purchases of investment securities.

Net cash provided by financing activities decreased to $79,000 for the six months ended June 30, 2012 from $13.9 million for the six months ended June 30, 2011 due to decreased proceeds from sales of our equity securities. The net cash provided by financing activities in the six months ended June 30, 2011 was primarily due to $13.9 million in net proceeds received from our January 2011 private equity financing.

The following table summarizes our contractual obligations, including interest, at June 30, 2012 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$379	$379	$—	$—	$—
Debt	13	13	—	—	—

Total	$392	$392	$—	$—	$—

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $5.4 million of future services under these agreements as of June 30, 2012. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2012, we had an accumulated deficit of approximately $358.5 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the three and six months ended June 30, 2012 were from our existing collaborations with Allergan, our research grants, and our collaboration with Meiji Seika Pharma, which terminated in July 2012. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and research grants will continue to be our primary sources of revenues for the next several years.

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

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. The ongoing research term of our agreements with Allergan will end in March 2013, unless extended, and additional payments from our agreements with Allergan are dependent on successful advancement of our applicable product candidates. There is no guarantee that revenues from our ongoing collaborations will continue at current or past levels. Given the current economic environment, it is possible that collaborators may elect to reduce their external spending.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled approximately $21.3 million at June 30, 2012. While we believe that our existing cash resources and anticipated payments from our existing collaborations will be sufficient to fund our cash requirements at least into the second quarter of 2013, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we recently ended Phase I testing of AM-831 and have previously had an unsuccessful Phase III trial with our most advanced product candidate, pimavanserin. We are currently conducting the -020 Study, a Phase III trial with pimavanserin for the treatment of Parkinson’s disease psychosis that we initiated in the third quarter of 2010. An unfavorable outcome in the -020 Study would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in this or other studies in our pimavanserin program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our pimavanserin program, we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which are in Phase II and Phase I development, respectively.

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

If conflicts arise with our collaborators, they may act in their self interests, which may be adverse to our interests. *

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

We do not know whether our drug discovery platform will lead to the discovery or development of commercially viable product candidates.*

Our drug discovery platform uses unproven methods to identify and develop product candidates. We have never successfully completed clinical development of any of our product candidates, and there are no drugs on the market that have been discovered using our drug discovery platform.

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

We will need to continue to manage our organization and we may encounter difficulties with our reduced staffing and any future transitions, which could adversely affect our results of operations.*

We will need to effectively manage our operations and facilities in order to advance our drug development programs, including those covered by our collaborations with Allergan, achieve milestones under our collaboration agreements, facilitate additional collaborations, and pursue other development activities. It is possible that our infrastructure may be inadequate to support our future efforts and growth. In particular, we may have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop. We may not successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals.

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

ITEM 4.	MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: August 8, 2012	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)