Form 10-Q
period 2012-09-30
ACADIA PHARMACEUTICALS INC
filed 2012-11-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 31, 2012:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	56,621,575

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	September 30, 2012	December 31, 2011(1)
Assets
Cash and cash equivalents	$8,016	$6,889
Investment securities, available-for-sale	15,042	24,159
Prepaid expenses, receivables and other current assets	627	901

Total current assets	23,685	31,949
Property and equipment, net	63	151
Other assets	2	14

Total assets	$23,750	$32,114

Liabilities and Stockholders’ Equity
Accounts payable	$1,131	$1,960
Accrued expenses	4,686	3,504
Current portion of deferred revenue	266	669
Current portion of long-term debt	3	32

Total current liabilities	6,086	6,165

Long-term portion of deferred revenue	—	2,587

Total liabilities	6,086	8,752

Commitments (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2012 and December 31, 2011; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2012 and December 31, 2011; 56,589,443 shares and 52,898,659 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6	5
Additional paid-in capital	378,564	370,219
Accumulated deficit	(360,910)	(346,871)
Accumulated other comprehensive income	4	9

Total stockholders’ equity	17,664	23,362

Total liabilities and stockholders’ equity	$23,750	$32,114

(1)	The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Collaborative revenues	$3,478	$584	$4,527	$1,479
Operating expenses
Research and development (includes stock-based compensation of $157, $129, $450, and $383, respectively)	4,400	4,158	13,893	12,885
General and administrative (includes stock-based compensation of $331, $272, $929, and $807, respectively)	1,485	1,519	4,701	6,132

Total operating expenses	5,885	5,677	18,594	19,017

Loss from operations	(2,407)	(5,093)	(14,067)	(17,538)
Interest income, net	5	17	28	73

Net loss	$(2,402)	$(5,076)	$(14,039)	$(17,465)

Net loss per common share, basic and diluted	$(0.04)	$(0.10)	$(0.26)	$(0.34)

Weighted average common shares outstanding, basic and diluted	53,911	52,800	53,262	51,963

Comprehensive loss	$(2,400)	$(5,080)	$(14,044)	$(17,971)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(14,039)	$(17,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88	255
Stock-based compensation	1,379	1,190
Amortization of investment premium	(161)	241
Non-cash charge resulting from lease termination	—	806
Other	(252)	—
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	274	157
Other assets	12	42
Accounts payable	(829)	(728)
Accrued expenses	1,182	1,175
Deferred revenue	(2,990)	(164)
Other long-term liabilities	—	(68)

Net cash used in operating activities	(15,336)	(14,559)

Cash flows from investing activities
Purchases of investment securities	(15,609)	(39,814)
Maturities of investment securities	24,883	41,982
Proceeds from sales (purchases) of property and equipment	252	(3)

Net cash provided by investing activities	9,526	2,165

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	6,967	13,916
Repayments of long-term debt	(28)	(69)

Net cash provided by financing activities	6,939	13,847

Effect of exchange rate changes on cash	(2)	15

Net increase in cash and cash equivalents	1,127	1,468
Cash and cash equivalents
Beginning of period	6,889	6,849

End of period	$8,016	$8,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of September 30, 2012, the Company had an accumulated deficit of $360.9 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development of its product candidates.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	7,301	5,722	6,847	5,316
Antidilutive warrants to purchase common stock	4,618	4,692	4,655	4,514

	11,919	10,414	11,502	9,830

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $488,000 and $1.4 million during the three and nine months ended September 30, 2012, respectively, and $401,000 and $1.2 million during the three and nine months ended September 30, 2011, respectively. At September 30, 2012, total unrecognized compensation cost related to stock options and purchase plan rights was $3.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.

4. Investment Securities

Investment securities, including investment securities available-for-sale and investment securities classified as cash equivalents, consisted of the following (in thousands):

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
Government sponsored enterprise securities	$13,289	$1	$—	$13,290
Corporate debt securities	3,003	—	—	3,003

	$16,292	$1	$—	$16,293

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Treasury notes	$1,516	$—	$—	$1,516
Government sponsored enterprise securities	9,827	2	(1)	9,828
Corporate debt securities	12,812	3	—	12,815

	$24,155	$5	$(1)	$24,159

5. Fair Value Measurements

As of September 30, 2012, the Company held $22.8 million of cash equivalents and available-for-sale investment securities consisting of a money market fund and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of September 30, 2012.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Money market fund	$6,460	$6,460	$—	$—
Government sponsored enterprise securities	13,290	—	13,290	—
Corporate debt securities	3,003	—	3,003	—

	$22,753	$6,460	$16,293	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$6,570	$6,570	$—	$—
U.S. Treasury notes	1,516	1,516	—	—
Government sponsored enterprise securities	9,828	—	9,828	—
Corporate debt securities	12,815	—	12,815	—

	$30,729	$8,086	$22,643	$—

6. Collaborative Research and Licensing Agreements

The Company is currently a party to three separate collaboration agreements with Allergan, Inc. Pursuant to the March 2003 collaboration agreement, the Company had received an aggregate of $19.3 million in payments as of September 30, 2012, consisting of an upfront payment, research funding and related fees. The Company also is eligible to receive up to an aggregate of approximately $13.5 million in license fees and development and regulatory milestone payments per product under this agreement. The 2003 collaboration originally provided for a three-year research term, which has been extended by the parties through March 2013. The Company’s two other collaboration agreements with Allergan involve the development of product candidates in the areas of glaucoma and chronic pain. Under the glaucoma collaboration, the Company had received an aggregate of $9.5 million in payments as of September 30, 2012, and is eligible to receive up to an aggregate of $15 million in additional payments upon the achievement of development and regulatory milestones. Under the chronic pain collaboration, the Company had received an aggregate of $10.5 million in payments as of September 30, 2012, and is eligible to receive up to an aggregate of $10 million in additional payments upon the achievement of development and regulatory milestones. The Company also is eligible to receive royalties on future product sales worldwide, if any, under each of the three collaboration agreements with Allergan. The Company recognized research funding and related revenues from its collaboration agreements with Allergan of $294,000 and $842,000 during the three and nine months ended September 30, 2012, respectively, and $278,000 and $814,000 during the three and nine months ended September 30, 2011, respectively.

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Pharma Co., Ltd. In July 2012, the Company and Meiji Seika Pharma jointly decided to discontinue the development of the product candidate AM-831, which was being pursued under the collaboration, and the collaboration agreement was terminated pursuant to its terms. Under the collaboration agreement, the Company had received $3 million in non-refundable license fees as well as payments for the reimbursement of development costs that it had incurred during the collaboration. Payments received from Meiji Seika Pharma were deferred and recognized as revenues using a contingency-adjusted performance model over the estimated period of the Company’s performance. Upon the termination of this collaboration agreement and the end of the Company’s related performance obligations, the Company recorded as revenue all of the remaining unrecognized deferred revenue from this collaboration during the third quarter of 2012. The Company recognized revenues relating to this collaboration of $3.0 million and $3.2 million during the three and nine months ended September 30, 2012, respectively, and $112,000 and $306,000 during the three and nine months ended September 30, 2011, respectively. At December 31, 2011, $3.0 million of revenue was deferred under this agreement, of which $414,000 was included in current liabilities and $2.6 million was included in long-term liabilities.

7. Stockholders’ Equity

At-the-Market Agreement

In March 2012, the Company entered into an At-The-Market Issuance Sales Agreement (“ATM Agreement”) with MLV & Co. LLC, pursuant to which the Company may elect to issue and sell registered shares of its common stock having an aggregate offering price of up to $20 million from time to time over a three-year period. MLV, as sales agent, is obligated to use commercially reasonable efforts consistent with its normal trading and sales practices and applicable laws, rules and regulations to sell shares of the Company’s common stock based upon the Company’s instructions, including any price, time or size limits or other parameters or conditions the Company may impose. The Company pays MLV a commission equal to three percent of the gross proceeds from sales of common stock pursuant to the ATM Agreement. During the three months ended September 30, 2012, the Company raised gross proceeds of $7.0 million from the sale of 3,491,500 shares of common stock, resulting in net proceeds of $6.8 million after issuance costs. There were no issuances under the ATM Agreement prior to the third quarter of 2012.

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

8. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
	(unaudited)
Accrued clinical and research services	$3,849	$2,492
Accrued compensation and benefits	626	679
Other	211	333

Total	$4,686	$3,504

9. Commitments

The Company has entered into agreements with contract research organizations and other external service providers for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $3.2 million of future services under these agreements as of September 30, 2012. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

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

Overview

Background

We are a biopharmaceutical company focused on innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. We have a pipeline of product candidates led by pimavanserin, which is in Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. We are currently conducting several clinical trials in our Phase III program with pimavanserin for Parkinson’s disease psychosis, including a pivotal Phase III study, referred to as the -020 Study, designed to evaluate the efficacy, tolerability and safety of pimavanserin as a treatment for patients with Parkinson’s disease psychosis. We expect to report top-line results from the -020 Study in November 2012. We hold worldwide commercialization rights to pimavanserin. Our pipeline also includes clinical-stage programs for chronic pain and glaucoma in collaboration with Allergan, Inc. and two preclinical programs directed at Parkinson’s disease and other neurological disorders. All of our product candidates emanate from discoveries made using our proprietary drug discovery platform.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of September 30, 2012, we had an accumulated deficit of $360.9 million. We expect to continue to incur operating losses for at least the next several years as we pursue the clinical development of our product candidates.

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

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of September 30, 2012, we had received an aggregate of $114.2 million in payments under these agreements, including upfront payments, research funding, milestone payments and reimbursed development expenses. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Allergan and potential additional collaborations, as well as grant funding.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $19.3 million in payments as of September 30, 2012, consisting of an upfront payment, research funding and related fees. This collaboration agreement is focused on the discovery of new therapeutics for ophthalmic indications and originally provided for a three-year research term, which has been extended by the parties through March 2013. Our two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika Pharma. In July 2012, we and Meiji Seika Pharma jointly decided to discontinue the development of the product candidate AM-831, which was being pursued under the collaboration, and the collaboration agreement was terminated pursuant to its terms. Under the agreement, we had received $3 million in non-refundable license fees as well as payments for the reimbursement of development costs we had incurred in the collaboration. Upon the termination of this collaboration agreement and the end of our related performance obligations, during the third quarter of 2012, we recognized all of the remaining unrecognized deferred revenue from this collaboration.

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

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
External costs:
Pimavanserin	$2,991	$2,545	$9,541	$7,661
AM-831 and other	151	395	674	966

Subtotal	3,142	2,940	10,215	8,627
Internal costs	1,101	1,089	3,228	3,875
Stock-based compensation	157	129	450	383

Total research and development	$4,400	$4,158	$13,893	$12,885

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The estimated fair values of stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. As of September 30, 2012, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $3.2 million, and the weighted average period over which this cost is expected to be recognized is 2.4 years.

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

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues

Revenues increased to $3.5 million for the three months ended September 30, 2012 from $584,000 for the three months ended September 30, 2011. This increase was primarily due to the termination of our collaboration with Meiji Seika Pharma in July 2012, at which time we recognized all of the remaining unrecognized deferred revenue from this collaboration. We recognized $3.0 million in revenues from this collaboration for the three months ended September 30, 2012 compared to $112,000 for the three months ended September 30, 2011. Revenues from our collaborations with Allergan totaled $294,000 for the three months ended September 30, 2012 compared to $278,000 for the three months ended September 30, 2011. Revenues from our agreements with other parties, including our research and development grants, totaled $190,000 for the three months ended September 30, 2012 compared to $194,000 for the three months ended September 30, 2011.

Research and Development Expenses

Research and development expenses increased to $4.4 million for the three months ended September 30, 2012, including $157,000 in stock-based compensation, from $4.2 million for the three months ended September 30, 2011, including $129,000 in stock-based compensation. The increase in research and development expenses was primarily due to $202,000 in increased external service costs associated with our Phase III program for pimavanserin. External service costs totaled $3.1 million, or 71 percent of our research and development expenses, for the three months ended September 30, 2012, compared to $2.9 million, or 71 percent of our research and development expenses, for the comparable period in 2011.

General and Administrative Expenses

General and administrative expenses totaled $1.5 million for the three months ended September 30, 2012, including $331,000 in stock-based compensation, and were comparable to our general and administrative expenses for the three months ended September 30, 2011.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Revenues

Revenues increased to $4.5 million for the nine months ended September 30, 2012 from $1.5 million for the nine months ended September 30, 2011. This increase was primarily due to the termination of our collaboration with Meiji Seika Pharma in July 2012, at which time we recognized all of the remaining unrecognized deferred revenue from this collaboration. We recognized a total of $3.2 million in revenues from this collaboration for the nine months ended September 30, 2012 compared to $306,000 for the nine months ended September 30, 2011. Revenues from our collaborations with Allergan totaled $842,000 for the nine months ended September 30, 2012 compared to $814,000 for the nine months ended September 30, 2011. Revenues from our agreements with other parties, including our research and development grants, totaled $469,000 for the nine months ended September 30, 2012 compared to $359,000 for the nine months ended September 30, 2011.

Research and Development Expenses

Research and development expenses increased to $13.9 million for the nine months ended September 30, 2012, including $450,000 in stock-based compensation, from $12.9 million for the nine months ended September 30, 2011, including $383,000 in stock-based compensation. The increase in research and development expenses was primarily due to $1.6 million in increased external service costs offset, in part, by $580,000 in decreased facility, equipment and other costs associated with our internal research and development organization. External service costs totaled $10.2 million, or 74 percent of our research and development expenses, for the nine months ended September 30, 2012, compared to $8.6 million, or 67 percent of our research and development expenses, for the comparable period in 2011. The increase in external service costs was largely attributable to increased clinical costs incurred in our Phase III program for pimavanserin.

General and Administrative Expenses

General and administrative expenses decreased to $4.7 million for the nine months ended September 30, 2012, including $929,000 in stock-based compensation, from $6.1 million for the nine months ended September 30, 2011, including $807,000 in stock-based compensation. The decrease in general and administrative expenses was primarily attributable to a net charge of $1.1 million incurred during the nine months ended September 30, 2011 in connection with the termination of our Swedish facility lease as well as lower personnel and other administrative expenses during the nine months ended September 30, 2012.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of September 30, 2012, we had received $348.5 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $114.2 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.2 million in interest income.

At September 30, 2012, we had $23.1 million in cash, cash equivalents and investment securities compared to $31.0 million at December 31, 2011. We expect that our current cash, cash equivalents and investment securities, together with anticipated payments from our existing collaborations, will be sufficient to fund our operations into the second half of 2013.

We will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the progress in, and the costs of, our clinical trials, preclinical studies and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, or other events or developments, under our collaboration agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse our collaborators or our collaborators are obligated to reimburse us for clinical trial costs under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of product candidates;

•	the costs of preparing applications for regulatory approvals for our product candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our equity securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In March 2012, we entered into the ATM Agreement with MLV, pursuant to which we may elect to issue and sell registered shares of our common stock having an aggregate offering price of up to $20 million from time to time over a three-year period. MLV, as sales agent, is obligated to use commercially reasonable efforts consistent with normal trading and sales practices and applicable laws, rules and regulations to sell shares of our common stock based upon our instructions, including any price, time or size limits or other parameters or conditions we may impose. To date, we have raised gross proceeds of $7.0 million from the sale of 3.49 million shares of common stock under the ATM Agreement.

We cannot be certain that funding from the ATM Agreement or other sources will be available to us on acceptable terms, or at all. Over the last few years, turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit access to financing over the near-term future. In particular, given the disappointing results from an initial Phase III Parkinson’s disease psychosis trial with pimavanserin that we announced in September 2009, any unfavorable outcome in our development of pimavanserin, which could potentially include the top-line results from the -020 Study that we expect to report in November 2012, could have a material adverse effect on our ability to raise additional capital.

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

Net cash used in operating activities increased to $15.3 million for the nine months ended September 30, 2012 from $14.6 million for the nine months ended September 30, 2011. This increase was primarily due to changes in operating assets and liabilities, including a decrease in deferred revenue, offset by a decrease in our net loss during the nine months ended September 30, 2012 and a non-cash charge of $806,000 incurred during the nine months ended September 30, 2011 in connection with the termination of our Swedish facility lease. Deferred revenue decreased by $3.0 million during the nine months ended September 30, 2012 compared to a decrease in deferred revenue of $164,000 for the comparable period of 2011. The decrease in deferred revenue for the nine months ended September 30, 2012 was primarily due to the termination of our collaboration with Meiji Seika Pharma in July 2012, at which time we recognized all of the remaining unrecognized deferred revenue from this collaboration.

Net cash provided by investing activities increased to $9.5 million for the nine months ended September 30, 2012 compared to $2.2 million for the nine months ended September 30, 2011. Net cash provided by or used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash provided by investing activities during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to decreased purchases of investment securities relative to the amount of maturities of investment securities in each respective period.

Net cash provided by financing activities decreased to $6.9 million for the nine months ended September 30, 2012 from $13.8 million for the nine months ended September 30, 2011 due to decreased proceeds from sales of our equity securities. The net cash provided by financing activities for the nine months ended September 30, 2012 was primarily attributable to $6.8 million in net proceeds received from the sale of our common stock under the ATM Agreement. The net cash provided by financing activities for the nine months ended September 30, 2011 was primarily due to $13.9 million in net proceeds received from our January 2011 private equity financing.

The following table summarizes our contractual obligations, including interest, at September 30, 2012 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$353	$353	$—	$—	$—
Debt	3	3	—	—	—

Total	$356	$356	$—	$—	$—

We have also entered into agreements with contract research organizations and other external service providers for services in connection with the development of our product candidates. We were contractually obligated for up to approximately $3.2 million of future services under these agreements as of September 30, 2012. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service and/or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

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

Risks Related to Our Business

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2012, we had an accumulated deficit of approximately $360.9 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the three and nine months ended September 30, 2012 were from our existing collaborations with Allergan, our collaboration with Meiji Seika Pharma, which terminated in July 2012, and our agreements with other parties, including our research and development grants. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues for the next several years.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $23.1 million at September 30, 2012. While we believe that our existing cash resources and anticipated payments from our existing collaborations will be sufficient to fund our cash requirements into the second half of 2013, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	the progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of our research and development programs;

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

We do not have a partner for the development of our lead product candidate, pimavanserin, and are solely responsible for the advancement of this program.*

Following the September 2010 merger of Biovail Corporation with Valeant, we entered into an agreement with Biovail, in October 2010, to end our collaboration regarding North American rights to pimavanserin. This agreement allowed us to regain the rights that we had licensed to Biovail and receive a one-time payment of $8.75 million. Pursuant to the collaboration, Biovail had been responsible for funding development of pimavanserin, and seeking regulatory approval for and any future marketing of pimavanserin in North America. Following the end of the collaboration, we have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we are running the ongoing trials for pimavanserin, we would need to add resources and raise additional funds in the future in order to take this product candidate to market, if we do not secure another partner.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. We filed a registration statement in connection with a private financing that we concluded in January 2011, which registration covers approximately 17.0 million shares of our common stock. We also have an effective registration statement to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registration from time to time, including pursuant to the ATM Agreement that we put in place in March 2012 with MLV. Through September 30, 2012, we had sold 3.49 million shares under the ATM Agreement. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements.

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

ITEM 4.	MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to Kingsbridge Capital Limited on August 4, 2008 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2008).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

10.1	Fifth Amendment to Lease, dated September 19, 2012, between the Registrant and RGH Holdings Limited Partnership to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co.

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 5, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 5, 2012	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)