Form 10-K
period 2012-12-31
ACADIA PHARMACEUTICALS INC
filed 2013-03-12
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $92.8 million, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on June 29, 2012 of $1.76 per share.

As of March 1, 2013, 78,758,017 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2013 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

FORM 10-K

For the Year Ended December 31, 2012

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

Item 1. Business.

Overview

We are a biopharmaceutical company focused on innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. We have a pipeline of product candidates led by pimavanserin, which is in Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. We recently reported successful top-line results from a pivotal Phase III trial with pimavanserin in patients with Parkinson’s disease psychosis. We hold worldwide commercialization rights to pimavanserin. Our pipeline also includes clinical-stage programs for chronic pain and glaucoma in collaboration with Allergan, Inc., and two advanced preclinical programs directed at Parkinson’s disease and other neurological disorders. All of the product candidates in our pipeline emanate from discoveries made at ACADIA.

Our pipeline of product candidates addresses diseases that are not well served by currently available therapies and that represent large potential commercial market opportunities. We believe our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. Our pipeline consists of the following product candidates and programs:

Pimavanserin. Pimavanserin is a new chemical entity that we discovered and have advanced to Phase III development, potentially positioning it to be the first drug approved in the United States for the treatment of Parkinson’s disease psychosis. This debilitating disorder develops in up to 60 percent of patients with Parkinson’s disease. Parkinson’s disease psychosis substantially contributes to the burden of Parkinson’s disease and deeply affects the quality of life of patients. Parkinson’s disease psychosis is associated with increased caregiver distress and burden, nursing home placement, and increased morbidity and mortality. Currently, there are no drugs approved to treat Parkinson’s disease psychosis in the United States. Pimavanserin provides an innovative, non-dopaminergic approach to treating this disorder by selectively blocking a key serotonin receptor that plays an important role in psychosis. We believe pimavanserin has the potential to be the first effective and safe drug that will treat Parkinson’s disease psychosis without compromising motor control, thereby significantly improving the quality of life for patients with Parkinson’s disease.

In November 2012, we announced successful top-line results from a pivotal Phase III clinical trial evaluating the efficacy, tolerability and safety of pimavanserin in patients with Parkinson’s disease psychosis. Pimavanserin met the primary endpoint of the study by demonstrating highly significant antipsychotic efficacy. Pimavanserin also met the key secondary endpoint for motoric tolerability. These results were further supported by a highly significant improvement in the secondary efficacy measure, and by clinical benefits observed in exploratory efficacy measures of sleep and caregiver burden. Consistent with previous studies, pimavanserin was safe and well tolerated in this Phase III trial. We are currently preparing to initiate a second, confirmatory pivotal Phase III trial in the first half of 2013. We are focused on advancing our Phase III program toward registration for Parkinson’s disease psychosis.

We believe that pimavanserin also has the potential to address a range of other neurological and psychiatric disorders, including Alzheimer’s disease psychosis and schizophrenia, which are underserved by currently marketed antipsychotic drugs. We have completed a Phase II trial with pimavanserin as a co-therapy in schizophrenia and are planning to initiate a Phase II trial in the second half of 2013 to evaluate the use of pimavanserin as a treatment for patients with Alzheimer’s disease psychosis.

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

ER-Beta Program. We have discovered a compound that exhibits anti-inflammatory and neuroprotective properties in preclinical models and may have the ability to slow down the progression of Parkinson’s disease. This compound also may address symptoms of chronic, inflammatory and neuropathic pain, as well as serve as a new approach to the treatment of neurodegeneration associated with multiple sclerosis. We are currently pursuing research and development in this program pursuant to a grant from the National Institute of Neurological Disorders and Stroke, a division of the National Institutes of Health, and through funding from Fast Forward, LLC, and EMD Serono, a subsidiary of Merck KGaA.

Nurr-1 Program. We have discovered a compound that activates Nurr1-RXR complexes and promotes viability of dopamine-containing neurons in preclinical models. We are conducting studies to examine the effect of this compound on neuroprotection and neurodegeneration in preclinical models of Parkinson’s disease pursuant to a grant from The Michael J. Fox Foundation. We believe that our Nurr-1 program provides the potential for an innovative disease-modifying therapy for treating Parkinson’s disease and other neurological disorders.

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

Our Strategy

Our goal is to discover, develop, and commercialize innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. Key elements of our strategy are to:

•

Develop and commercialize our lead product candidate, pimavanserin, for Parkinson’s disease psychosis. We have selected Parkinson’s disease psychosis as our lead indication for pimavanserin and we are focused on advancing our Phase III program toward registration for this indication. We plan to complete the development in this program and position pimavanserin as a first-in-class treatment for patients with Parkinson’s disease psychosis. If successful, we intend to participate in the commercialization of pimavanserin for this indication in the United States by establishing a small specialty sales force that calls on a focused group of neurologists. We may choose to commercialize pimavanserin in markets outside of the United States by establishing one or more strategic alliances in the future.

•

Maximize the commercial potential of pimavanserin by expanding to additional neurological and psychiatric disorders. We intend to use our Phase III Parkinson’s disease psychosis program as a foundation to develop and commercialize pimavanserin for additional neurological and psychiatric indications that are underserved by currently available antipsychotics and represent large unmet medical needs. This may include development of pimavanserin as a treatment for psychoses associated with other neurological disorders, including Alzheimer’s disease, and as a co-therapy for schizophrenia. We plan to retain commercialization rights in therapeutic areas where we feel pimavanserin can be sold by a specialty sales force that calls on a focused group of physicians. In therapeutic areas that require large specialty or primary care sales forces, we may elect to complete late-stage development and commercialization through, or in collaboration with, partners.

•

Continue to develop our other product candidates for the treatment of central nervous system and related disorders. We plan to continue developing our other product candidates, including our collaborative programs with Allergan, and our advanced internal preclinical programs. While our resources are currently focused on our most advanced product candidates, most notably pimavanserin, we may choose to pursue additional product candidates in the future. These may be directed at neurological and related central nervous system disorders and may be developed independently or in partnerships. We believe that a diversified pipeline will mitigate risks inherent in drug development and increase the likelihood of commercial success.

•

Opportunistically in-license or acquire complementary products or product candidates. Although all of the product candidates currently in our pipeline emanate from internal discoveries, in the future we may elect to in-license or acquire preclinical assets, clinical-stage product candidates or products to augment our pipeline and to leverage any sales force that we may establish in the future.

Disease and Market Overview

Our product candidates address diseases that are not well served by currently available therapies and that represent large potential commercial market opportunities. Background information on the diseases and related commercial markets that may be addressed by our product candidates is set forth below.

Parkinson’s Disease Psychosis

Parkinson’s disease is a chronic and progressive neurodegenerative disorder that involves malfunction and death of neurons in a region of the brain that controls movement. This neurodegeneration creates a shortage of an important brain signaling chemical, or neurotransmitter, known as dopamine, thereby rendering patients unable to direct or control their movements in a normal manner. Parkinson’s disease is characterized by well-known motor symptoms including tremors, limb stiffness, slowness of movements, and difficulties with posture and balance, as well as by non-motor symptoms, which often include psychosis. Parkinson’s disease progresses slowly in most people and the severity of symptoms tends to worsen over time.

Parkinson’s disease is the second most common neurodegenerative disorder after Alzheimer’s disease. According to the National Parkinson Foundation, about one million people in the United States and from four to six million people worldwide suffer from this disease. Parkinson’s disease is more common in people over 60 years of age, and the prevalence of this disease is expected to increase significantly as the average age of the population increases. Parkinson’s disease patients are commonly treated with dopamine replacement therapies such as levodopa, commonly referred to as L-dopa, which is metabolized to dopamine, and dopamine agonists, which are molecules that mimic the action of dopamine.

Studies have suggested that up to 60 percent of patients with Parkinson’s disease will develop Parkinson’s disease psychosis, which is a debilitating disorder commonly characterized by visual hallucinations and delusions. The development of psychosis in patients with Parkinson’s disease substantially contributes to the burden of Parkinson’s disease and deeply affects their quality of life. Parkinson’s disease psychosis is associated with increased caregiver stress and burden, nursing home placement, and increased morbidity and mortality.

Treatment of Parkinson’s disease psychosis poses a challenge to physicians. The U.S. Food and Drug Administration, or FDA, has not approved any therapy for Parkinson’s disease psychosis. Traditionally, there are two approaches which may be applied in the treatment of this condition. Initially, physicians may attempt to decrease the dose of the dopamine replacement drugs which are administered to manage the motor symptoms of Parkinson’s disease. However, this approach is generally not effective in alleviating psychotic symptoms and often comes at the cost of significant worsening of motor function in patients. Therefore, despite substantial limitations, currently marketed antipsychotic drugs are used off-label to treat patients with Parkinson’s disease psychosis. Due to their dopamine blocking properties, these drugs may counteract the dopamine replacement therapy and, therefore, often worsen motor symptoms in patients with Parkinson’s disease. Current antipsychotic drugs also are associated with a number of side effects, which can be especially problematic for elderly patients with Parkinson’s disease. In addition, all current antipsychotic drugs have a black box warning for use in elderly patients with dementia-related psychosis due to increased mortality and morbidity. Nevertheless, because there is no alternative, physicians frequently resort to off-label use of antipsychotic drugs, including Seroquel and the generic drug clozapine, to treat Parkinson’s disease psychosis.

The only currently marketed antipsychotic drug that has demonstrated efficacy in reducing psychosis in patients with Parkinson’s disease without further impairing motor function is clozapine when given at low doses. Studies suggest that this unique clinical utility of low-dose clozapine arises from its potent blocking of a key serotonin receptor, a protein that responds to the neurotransmitter serotonin, known as the 5-HT2A receptor. The use of low-dose clozapine has been approved in Europe, but not in the United States, for the treatment of psychotic disorders in Parkinson’s disease. However, routine use of clozapine is limited by its potential to cause a rare, and potentially fatal, blood disorder that necessitates stringent blood monitoring. Currently, there is a large unmet medical need for new therapies that will effectively treat psychosis in patients with Parkinson’s disease without compromising motor control or causing other serious side effects in this fragile, elderly patient population.

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

According to the National Institute of Mental Health, approximately one percent of the U.S. population suffers from schizophrenia. Worldwide sales of antipsychotic drugs used to treat schizophrenia and other psychiatric conditions exceeded $28 billion in 2011. These drugs have been increasingly used by physicians to address a range of disorders in addition to schizophrenia, including bipolar disorder and a variety of psychoses and related conditions in elderly patients. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects.

The first-generation, or typical, antipsychotics that were introduced in the late-1950s block dopamine receptors. While typical antipsychotics are effective against positive symptoms of schizophrenia in many patients, these drugs often induce disabling motor disturbances, and they fail to address or worsen most of the negative symptoms and cognitive disturbances associated with schizophrenia.

Most schizophrenia patients in the United States today are treated with second-generation, or atypical, antipsychotics, which induce fewer motor disturbances than typical antipsychotics, but still fail to address most of the negative symptoms of schizophrenia. In addition, currently prescribed treatments do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. It is believed that the efficacy of atypical antipsychotics is due to their interactions with dopamine and 5-HT2A receptors. The side effects induced by the atypical agents may include weight gain, non-insulin dependent (type II) diabetes, cardiovascular side effects, sleep disturbances, and motor disturbances. We believe that these side effects generally arise either from non-essential receptor interactions or from excessive dopamine blockade.

The limitations of currently available antipsychotics result in poor patient compliance. A study conducted by the National Institute of Mental Health, which was published in The New England Journal of Medicine in September 2005, found that 74 percent of patients taking typical or atypical antipsychotics discontinued treatment within 18 months because of side effects or lack of efficacy. We believe there is a large unmet medical need for new therapies that have improved side effect and efficacy profiles.

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

According to the Alzheimer’s Association, 5.4 million people in the United States are living with Alzheimer’s disease and it is currently the fifth leading cause of death for people age 65 and older. While the diagnostic criteria for Alzheimer’s disease mostly focus on the related cognitive deficits, it is often the behavioral and psychiatric symptoms that are most troublesome for caregivers and lead to poor quality of life for patients. These symptoms include agitation, aggressive behaviors, and psychosis. Studies have suggested that approximately 25 to 50 percent of Alzheimer’s disease patients may develop psychosis, commonly consisting of hallucinations and delusions. The diagnosis of Alzheimer’s disease psychosis is associated with more rapid cognitive and functional decline and institutionalization.

The FDA has not approved any drug to treat Alzheimer’s disease psychosis. As symptoms progress and become more severe, physicians often resort to off-label use of antipsychotic medications in these patients. Current antipsychotic drugs are associated with a number of side effects, which can be problematic for elderly patients with Alzheimer’s disease. In addition, antipsychotic drugs may exacerbate the cognitive disturbances associated with Alzheimer’s disease. Current antipsychotic drugs also have a black box warning for use in elderly patients with dementia-related psychosis due to increased mortality and morbidity. There is a large unmet medical need for a safe and effective therapy to treat the psychosis in patients with Alzheimer’s disease.

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

Hypersensitivity is a common feature of many chronic pain disorders, including fibromyalgia and irritable bowel syndrome. Fibromyalgia is a common and complex type of chronic pain characterized by chronic widespread muscle pain, stiffness and tenderness of muscles, tendons and joints without detectable inflammation. It also is often associated with fatigue, sleep disorders, anxiety, depression and disturbances in bowel function. Fibromyalgia affects an estimated 10 million people in the United States, predominately women over the age of 30. Irritable bowel syndrome is one of the most common ailments of the intestines and affects an estimated 15 percent of the U.S. population. Common symptoms of irritable bowel syndrome include abdominal pain or discomfort often reported as cramping, bloating, gas, diarrhea and/or constipation.

There are a variety of drugs used to treat patients with chronic pain, including anticonvulsants, selective serotonin and norepinephrine reuptake inhibitors, or SNRIs, tricyclic antidepressants, opioid painkillers, and non-steroidal anti-inflammatory agents. Currently, the leading drugs include Lyrica, an anticonvulsant approved for postherpetic neuralgia, diabetic neuropathic pain and fibromyalgia, and Cymbalta, an SNRI indicated for treatment of diabetic peripheral neuropathic pain, fibromyalgia, and major depressive disorder. Lyrica and Cymbalta had worldwide sales of $4.2 billion and $5.0 billion, respectively, in 2012. Lyrica is the successor to Neurontin, which was the first product to be approved by the FDA for the treatment of neuropathic pain and is now generic.

Only a portion of patients with chronic pain get meaningful relief from anticonvulsants and antidepressants. Side effects of anticonvulsants may include dizziness, somnolence, dry mouth, blurred vision, weight gain, and concentration or attention difficulties. Side effects of SNRIs may include nausea, vomiting, dizziness, sleep disturbances, constipation, dry mouth, anxiety, abnormal vision, headache and sexual dysfunction. Tricyclic antidepressants have long been used to treat depression and these agents may have pain-relieving effects in some patients. Common side effects of these agents include dry mouth, blurred vision, and constipation, difficulty with urination, impaired thinking and tiredness.

Drugs such as opioid painkillers and non-steroidal anti-inflammatory agents that are effective in treating inflammatory and acute pain usually are not effective in treating chronic pain. Opioid painkillers also have significant side effects that limit their usefulness, and prolonged use of these drugs can lead to the need for increasing dosage and potentially to addiction.

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

Currently there are a variety of options available to treat glaucoma, including eye medications, laser procedures and surgery. These treatment options are intended to decrease intraocular pressure and, thereby, protect the optic nerve. Physicians often treat glaucoma with multiple classes of drugs to optimize therapy and minimize side effects. Drugs used to treat glaucoma include prostaglandin analogs such as Xalatan and Lumigan, beta blockers such as timolol, and alpha agonists such as Alphagan, as well as combined medications. Xalatan, a leading glaucoma treatment with worldwide sales of $806 million in 2012, is now generic. While Xalatan is an effective anti-glaucoma agent, it frequently causes increased pigmentation of the iris that may lead to a change in iris color, and may cause other side effects, including blurred vision and burning and stinging sensations in the eye. We believe there is a need for new and more effective drugs that can treat glaucoma with fewer side effects and help patients reduce the risk of losing their vision.

Our Product Candidates and Programs

Our pipeline includes three product candidates in clinical development and two programs in advanced preclinical testing. We believe that our product candidates offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our product candidates and programs:

Product Candidate/Program	Indication	Stage of Development	Commercialization Rights

Pimavanserin	Parkinson’s disease psychosis	Phase III	ACADIA

	Schizophrenia	Phase II (1)	ACADIA

	Alzheimer’s disease psychosis	Phase II (2)	ACADIA

Alpha adrenergic agonists	Chronic pain	Phase II	Allergan

Muscarinic agonist	Glaucoma	Phase I	Allergan

ER-Beta program	Chronic pain, Multiple Sclerosis, Parkinson’s disease	Preclinical	ACADIA

Nurr-1 program	Parkinson’s disease	Preclinical	ACADIA

(1)	We completed a Phase II schizophrenia co-therapy trial.
(2)	We are planning to initiate a Phase II Alzheimer’s disease psychosis trial in the second half of 2013.

Pimavanserin

Overview

Pimavanserin is a new chemical entity that we discovered and have advanced to Phase III development, potentially positioning it to be the first drug approved in the United States for the treatment of Parkinson’s disease psychosis. Pimavanserin is a small molecule that can be taken orally as a tablet once-a-day. Pimavanserin selectively blocks the activity of the 5-HT2A receptor, a drug target that plays an important role in psychosis. We hold worldwide rights to pimavanserin and have established a patent portfolio, which includes numerous issued patents covering pimavanserin in the United States, Europe and several additional countries.

We have selected Parkinson’s disease psychosis as our lead indication for pimavanserin and we are focused on advancing our Phase III program toward registration for this indication. We believe that pimavanserin also has the potential to address a range of other neurological and psychiatric indications that are underserved by currently marketed antipsychotics. We have completed a Phase II trial with pimavanserin as a co-therapy in schizophrenia and we are planning a Phase II trial to evaluate the potential of pimavanserin as a treatment for Alzheimer’s disease psychosis. We intend to use our Phase III Parkinson’s disease psychosis program as a foundation to develop and commercialize pimavanserin for these and potentially other neurological and psychiatric indications independently or in collaboration with partners.

Pimavanserin as a Treatment for Parkinson’s Disease Psychosis

We are in Phase III development with pimavanserin as a potential first-in-class treatment for Parkinson’s disease psychosis. Currently, there are no therapies approved to treat Parkinson’s disease psychosis in the United States. Pimavanserin offers an innovative, non-dopaminergic approach to treating Parkinson’s disease psychosis. We believe that pimavanserin has the potential to be the first effective and safe drug that will treat the psychosis in patients with Parkinson’s disease without compromising motor control, thereby significantly improving the quality of life for these patients. As a result, we believe that, if approved, pimavanserin will offer significant advantages relative to current antipsychotics used off-label for the treatment of Parkinson’s disease psychosis.

In November 2012, we announced successful top-line results from our pivotal Phase III clinical trial, referred to as the -020 Study, evaluating the efficacy, tolerability and safety of pimavanserin in patients with Parkinson’s disease psychosis. The -020 Study was a multi-center, double-blind, placebo-controlled study. A total of 199 patients were enrolled in the study and randomized on a one-to-one basis to receive either 40 mg of pimavanserin or placebo once-daily for six weeks, following a two-week screening period including brief psycho-social therapy. Patients also received stable doses of their existing anti-Parkinson’s therapy throughout the study. Pimavanserin met the primary endpoint in the -020 Study by demonstrating highly significant antipsychotic efficacy (p=0.001) as measured using the SAPS-PD scale, which consists of nine items from the hallucinations and delusions domains of the Scale for the Assessment of Positive Symptoms. Pimavanserin also met the key secondary endpoint for motoric tolerability as measured using Parts II and III of the Unified Parkinson’s Disease Rating Scale, or UPDRS. These results were further supported by a highly significant improvement in the secondary measure of antipsychotic efficacy, the Clinical Global Impression Improvement, or CGI-I scale (p=0.001). In addition, clinical benefits were observed in exploratory efficacy measures of sleep and caregiver burden using the SCOPA-sleep and Caregiver Burden scales, respectively. Pimavanserin demonstrated significant improvement on both nighttime sleep (p=0.045) and daytime wakefulness (p=0.012), and a highly significant improvement on caregiver burden (p=0.002). Consistent with previous studies, pimavanserin was safe and well tolerated in this Phase III trial.

Following the successful top-line results in the -020 Study, we are preparing to initiate a second, confirmatory pivotal Phase III trial, referred to as the -021 Study, using the same trial design. We expect to initiate the -021 Study in the first half of 2013. In addition, we are continuing to conduct an open-label safety extension trial, referred to as the -015 Study, involving patients with Parkinson’s disease psychosis who have completed the -020 Study and our earlier Phase III studies as well as patients who complete the -021 Study. Patients are eligible to participate in the -015 Study if, in the opinion of the treating physician, the patient may benefit from continued treatment with pimavanserin. The -015 Study, together with a similar extension trial from our earlier Phase II Parkinson’s disease psychosis trial, has generated a considerable amount of long-term safety data on pimavanserin. A total of over 200 patients have now been treated with pimavanserin for over one year and our longest single-patient exposure is greater than seven years. We believe that our experience to date suggests that long-term administration of pimavanserin is generally safe and well tolerated in this fragile, elderly patient population.

Pimavanserin as a Co-Therapy for Schizophrenia

We believe that the optimal relationship between 5-HT2A receptor blockade and partial dopamine receptor blockade can be achieved by combining pimavanserin with a low dose of an atypical antipsychotic drug such as risperidone, a commonly prescribed antipsychotic that is now generic. Therefore, we believe co-therapy with pimavanserin may result in enhanced efficacy and fewer side effects relative to existing treatments, thereby providing an improved therapy for patients with schizophrenia.

We published results in 2012 from an earlier multi-center, double-blind, placebo-controlled Phase II trial designed to evaluate pimavanserin as a co-therapy in patients with schizophrenia. The trial results showed several advantages of co-therapy with pimavanserin and a 2 mg, or low, dose of risperidone in patients with schizophrenia. These advantages included efficacy comparable to that of a 6 mg, or standard, dose of risperidone, combined with a faster onset of antipsychotic action and an improved side effect profile, including significantly less weight gain, compared to the standard dose of risperidone. We are considering additional studies that we may elect to pursue for this indication in the future, either independently or in collaboration with a partner.

Pimavanserin as a Treatment for Alzheimer’s Disease Psychosis

Patients with Alzheimer’s disease psychosis and Parkinson’s disease psychosis share many common characteristics. They are typically elderly and frail, and often exhibit similar psychiatric symptoms associated with their respective underlying neurodegenerative disease. In preclinical models of Alzheimer’s disease psychosis, we have shown that pimavanserin attenuates psychosis-related behaviors. In addition, pimavanserin has been shown to positively interact with cholinesterase inhibitors to enhance their pro-cognitive and antipsychotic actions in preclinical models. Because of its mechanism of action and the favorable safety profile observed to date in studies conducted in elderly patients with Parkinson’s disease psychosis, we believe that pimavanserin also may be ideally suited to address the need for a new treatment for Alzheimer’s disease psychosis that is safe, effective and well tolerated.

We have established a protocol for a Phase II trial to evaluate the potential of pimavanserin as a treatment for Alzheimer’s disease psychosis. We plan to initiate this study in the second half of 2013.

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

ER-Beta Program

We have discovered a compound that exhibits anti-inflammatory and neuroprotective properties in preclinical models and may have the ability to slow down the progression of Parkinson’s disease. This compound also may address symptoms of chronic, inflammatory and neuropathic pain, as well as serve as a new approach to the treatment of neurodegeneration associated with multiple sclerosis. We are currently pursuing research and development in this program pursuant to a grant from the National Institute of Neurological Disorders and Stroke, a division of the National Institutes of Health, and through funding from Fast Forward, LLC, and EMD Serono, a subsidiary of Merck KGaA.

Nurr-1 Program.

We have discovered a compound that activates Nurr1-RXR complexes and promotes viability of dopamine-containing neurons in preclinical models. We are conducting studies to examine the effect of this compound on neuroprotection and neurodegeneration in preclinical models of Parkinson’s disease pursuant to a grant from The Michael J. Fox Foundation. We believe that our Nurr-1 program provides the potential for an innovative disease-modifying therapy for treating Parkinson’s disease and other neurological disorders.

Our Drug Discovery Platform and Capabilities

Overview

All of our product candidates that are currently in clinical development and earlier stages of discovery and development emanate from internal discoveries. We have demonstrated that our proprietary drug discovery platform can be used to rapidly identify drug-like, small molecule chemistries for a wide range of drug targets. We believe that our expertise combined with our proprietary platform has allowed us to discover product candidates more efficiently than traditional approaches.

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

Allergan

In March 2003, we entered into a collaboration agreement with Allergan to discover, develop and commercialize new therapeutics for ophthalmic and other indications. The agreement originally provided for a three-year research term, which has been extended by the parties through March 2013. As of December 31, 2012, we had received an aggregate of $19.5 million under the agreement, consisting of an upfront payment, and research funding and related fees. During the extended research term, Allergan is entitled to exclusively license specified chemistry and related assets for development and commercialization. If we grant Allergan such an exclusive license, we would be eligible to receive license fees and milestone payments upon the successful achievement of agreed-upon clinical and regulatory objectives as well as royalties on future product sales, if any, worldwide. Assuming the license and successful development of a product in the area of eye care, we could receive up to approximately $13.5 million in aggregate license fees and milestone payments per product under the agreement, as well as royalties on future product sales worldwide, if any.

In July 1999, we entered into a collaboration agreement with Allergan to discover, develop and commercialize selective muscarinic drugs for the treatment of glaucoma. Under this agreement, we provided our chemistry and discovery expertise to enable Allergan to select a compound for development. We granted Allergan exclusive worldwide rights to commercialize products based on this compound for the treatment of ocular disease. As of December 31, 2012, we had received an aggregate of $9.6 million in payments under the agreement, consisting of upfront fees, research funding and milestone payments. We are eligible to receive additional milestone payments of up to $15.0 million in the aggregate as well as royalties on future product sales worldwide, if any. Allergan may terminate this agreement upon 90 days’ notice. However, if terminated, Allergan’s rights to the selected compound would revert to us.

In September 1997, we entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for pain and ophthalmic indications. This agreement was amended in conjunction with the execution and subsequent amendments of the March 2003 collaboration agreement, and provides for the continued development of product candidates for one target area. We are restricted from conducting competing research in that target area. Pursuant to the agreement, we granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. We had received an aggregate of $10.5 million in research funding and milestone payments through December 31, 2012 under this agreement. We are eligible to receive additional milestone payments of up to $10.0 million in the aggregate as well as royalties on future product sales worldwide, if any. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in us.

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

Intellectual Property

We currently hold 49 issued U.S. patents and 198 issued foreign patents. All of these patents originated from us. In addition, we have 15 provisional and utility U.S. patent applications and 74 foreign patent applications.

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

Pimavanserin

Eighteen U.S. patents have been issued to us that provide protection for pimavanserin, including three that cover the compound generically and eight that specifically cover pimavanserin, polymorphs thereof, the use thereof for treating Parkinson’s disease psychosis, Alzheimer’s disease psychosis, schizophrenia, sleep disorders, and other methods of treatment. These patents also provide protection for certain methods of producing pimavanserin. The generic coverage expires in 2021. The pimavanserin specific patent and the Parkinson’s disease psychosis treatment patent provide protection until June 2027 and 2026, respectively. Our estimation of the above patent terms includes patent term adjustments made by the U.S. Patent and Trademark Office. These patent terms may be subject to change based on new interpretations of the law. The patent that covers polymorphs of pimavanserin provides protection until June 2028. We have 55 issued foreign patents that specifically cover pimavanserin, including patents in 39 European countries, Australia, China, Hong Kong, India, Japan, Mexico, New Zealand, Russia, Singapore and South Africa, which provide patent protection through 2024. We continue to prosecute patent applications directed to pimavanserin and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide.

Alpha Adrenergic Agonists

We have not been issued, and are not pursuing, patents covering the compounds being pursued by Allergan under this collaboration as the compounds are covered by Allergan patents.

Muscarinic Agonist

We have two U.S. patents that have been issued to us providing coverage for the compounds covered by our collaboration with Allergan for the treatment of glaucoma. These U.S. patents will expire in 2023. We have 47 issued foreign patents and 16 pending foreign applications that cover these compounds. The issued foreign patents for this program will expire in 2022 and 2025.

Other Product Candidates

We have 13 issued U.S. patents and 23 issued foreign patents with claims for other product candidates that are at earlier stages of development.

Our Drug Discovery Platform

Our core R-SAT technology is protected by eight issued U.S. patents and 17 foreign patents. Our U.S. patents for R-SAT will expire over the range of 2013 to 2025. The foreign patents covering R-SAT will expire over the range of 2014 to 2024.

Competition

We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. We compete, or will compete, with existing and new products being developed by our competitors. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions that our research and development programs target.

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

Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Zyprexa (olanzapine), Risperdal (risperidone), Seroquel (quetiapine) and clozapine (clozaril) are all now generic in the United States. Our potential product for Alzheimer’s disease psychosis would compete with off-label use of antipsychotic drugs.

Our potential products for the treatment of chronic pain would compete with Neurontin and Lyrica, each marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as with a variety of generic or proprietary opioids. Currently, the leading drugs approved for chronic pain indications include Lyrica, the successor to Neurontin (gabapentin, now a generic drug), and Cymbalta.

Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan. Xalatan (latanoprost) is a leading glaucoma treatment that is now generic.

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

Government Regulation

The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any new drug developed by us must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug, and Cosmetic Act, as amended. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Moreover, if our product candidates are approved by the FDA, government coverage and reimbursement policies will both directly and indirectly impact our ability to successfully commercialize our products, and such coverage and reimbursement policies will be impacted by future healthcare reform measures. In addition, we may be subject to state and federal laws, including anti-kickback and false claims statutes as well as data privacy laws, which restrict certain business practices in the pharmaceutical industry.

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

To establish a new product candidate’s safety and efficacy, the FDA requires companies seeking approval to market a drug product to submit extensive preclinical and clinical data, along with other information, for each indication for which the product will be labeled and launched. The data and information are submitted to the FDA in the form of a New Drug Application, or NDA. Generating the required data and information for an NDA takes many years and requires the expenditure of substantial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process. The failure to demonstrate adequately the quality, safety and efficacy of a product candidate under development would delay or prevent regulatory approval of the product candidate. We cannot assure you that, even if clinical trials are completed, either our collaborators or we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 60 days following submission of the NDA. If deemed sufficiently complete to permit a substantive review, the FDA will “file” the NDA. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal goals of eight months from submission for priority review of NDAs that cover product candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 12 months from submission for the standard review of NDAs. However, the FDA is not legally required to complete its review within these periods, these performance goals may change over time and the review is often extended by FDA requests for additional information or clarification. Moreover, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the NDA can be approved. Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs. The FDA’s review of an NDA may also involve review and recommendations by an independent FDA advisory committee, particularly for novel indications, such as Parkinson’s disease psychosis.

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

If the product is approved, we must also comply with post-marketing requirements, including, but not limited to, compliance with advertising and promotion regulations enforced by FDA’s Office of Prescription Drug Promotion, the Prescription Drug Marketing Act, anti-fraud and abuse laws, healthcare information privacy laws, post-marketing safety surveillance, and disclosure of payments or transfers of value to healthcare professionals. In addition, we are subject to other federal and state regulation including, but not limited to, implementation of corporate compliance programs and reporting of payments and transfers of value to healthcare professionals.

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

Coverage and Reimbursement

Market acceptance and sales of any product candidates that we develop will depend on coverage and reimbursement policies of third-party payors and may be impacted by future healthcare reform measures. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for health care. In particular, in the United States, private health insurers and other third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. If a drug product is reimbursed by Medicare, Medicaid or other federal or state health care programs, we, including our sales, marketing and scientific/educational grant programs, must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, as amended, the federal Anti-Kickback Statute, as amended, and similar state laws. In addition, pricing and rebate programs for drug products reimbursed by Medicare or Medicaid must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003.

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country-specific and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

The United States and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, which became law in the United States in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA establishes: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of drug products, including our product candidates.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating our compliance efforts.

Marketing, Sales and Distribution

We currently have no marketing, sales or distribution capabilities. In order to commercialize any of our product candidates, we must develop these capabilities internally or through collaboration with third parties. In selected therapeutic areas where we feel that our product candidates can be commercialized by a specialty sales force that calls on a limited and focused group of physicians, we plan to participate in the commercialization of our product candidates in the United States. In therapeutic areas that require a large sales force selling to a large and diverse prescribing population, we may elect to commercialize through, or in collaboration with, strategic partners. We may choose to commercialize our products in markets outside of the United States by establishing one or more strategic alliances in the future.

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

Employees

At December 31, 2012, we had 26 employees, of whom 13 hold Ph.D. or other advanced degrees. Of our total workforce, 15 are engaged in research and development activities and 11 are engaged in executive, finance, and administration activities. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Research and Development Expenses

Our research and development expenses were $18.8 million in 2012, $17.3 million in 2011 and $20.6 million in 2010.

Long-Lived Assets

Our long-lived assets totaled $42,000 and $151,000 as of December 31, 2012 and 2011, respectively. All of our long-lived assets are located in the United States.

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

We have experienced significant net losses since our inception. As of December 31, 2012, we had an accumulated deficit of approximately $367.7 million. We expect to incur net losses over the next several years as we advance our programs and incur significant clinical development costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the year ended December 31, 2012 were from our existing collaborations with Allergan, our collaboration with Meiji Seika Pharma, which terminated in July 2012, and our agreements with other parties, including our research and development grants. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues for the next several years.

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

The pivotal Phase III study with pimavanserin in Parkinson’s disease patients with psychosis, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin in that indication or other indications will be successful.

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from a successful pivotal Phase III trial, the -020 Study, with pimavanserin for the treatment of Parkinson’s disease psychosis. While we plan to conduct a confirmatory pivotal Phase III study, the -021 Study, with the same trial design as the -020 Study, there is no guarantee that we will have the same level of success in that trial, or be successful at all. A previous Phase III study with pimavanserin for the treatment of Parkinson’s disease psychosis using a different trial design was unsuccessful. We believe that pimavanserin may also have utility in indications other than Parkinson’s disease psychosis, such as Alzheimer’s disease psychosis and adjunctive therapy for schizophrenia. However, we have never tested pimavanserin in clinical studies for Alzheimer’s disease psychosis and we have only conducted a Phase II trial for adjunctive therapy in schizophrenia.

If we do not successfully complete clinical development of pimavanserin, we will be unable to market and sell products derived from it and to generate related product revenues. Even if we do successfully complete clinical trials for pimavanserin, those results are not necessarily predictive of results of future trials that may be needed before an NDA may be submitted to the FDA. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

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

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $108.0 million at December 31, 2012. While we believe that our existing cash resources and anticipated payments from our existing collaborations will be sufficient to fund our cash requirements into 2015, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse our collaborators or our collaborators are obligated to reimburse us for clinical trial costs under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the extent to which potential rescission rights for redeemable common stock are exercised;

•	the costs of securing manufacturing arrangements for clinical or commercial production;

•	the costs of preparing applications for regulatory approvals for our product candidates;

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates; and

•	the costs associated with litigation.

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

Since the end of the collaboration, we have had full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are running the ongoing trials for pimavanserin, in the future we would need to add resources and raise additional funds in order to take this product candidate to market, if we do not secure another partner. Following approval by the FDA, our current strategy is to participate in the commercialization of pimavanserin for Parkinson’s disease psychosis in the United States by establishing a small specialty sales force that calls on a focused group of neurologists. In addition, if we commercialize pimavanserin in markets outside of the United States, we will more than likely need to establish one or more strategic alliances in the future for that purpose. Without future collaboration partners in the United States and abroad, we might not be able to realize the full value of pimavanserin.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we ended Phase I testing of AM-831 in 2012 and had previously had an unsuccessful Phase III trial with our most advanced product candidate, pimavanserin. Following the reporting of successful results from the Phase III -020 Study with pimavanserin in November 2012, we are planning a confirmatory Phase III study, the -021 Study, which is expected to start in the first half of 2013. An unfavorable outcome in the -021 Study would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in this or other studies in our pimavanserin program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our pimavanserin program, we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which have reached Phase II and Phase I development, respectively, and we expect to commence a Phase II study with pimavanserin for patients with Alzheimer’s disease psychosis in the second half of 2013.

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

In addition, in our collaborations, we generally have agreed not to conduct independently, or with any third party, any research that is directly competitive with the research conducted under the applicable program. Our collaborations may have the effect of limiting the areas of research that we may pursue, either alone or with others. Our collaborators, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by our collaborators or to which our collaborators have rights, may result in the allocation of resources by our collaborators to competing products and their withdrawal of support for our product candidates or may otherwise result in lower demand for our potential products.

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

Relying on third-party manufacturers may result in delays in our clinical trials, regulatory approvals and product introductions.

We have no manufacturing facilities and have no experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including pimavanserin, for clinical trials. If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we may need to contract with a third party to manufacture them in larger quantities. While we believe that there are alternative sources available to manufacture our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. We have not entered into long-term agreements with our current third-party manufacturers or with any alternate suppliers. Although we intend to do so prior to any commercial launch of a product that is approved by the FDA in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.

The manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. In addition, the facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we request regulatory approve from the FDA. A failure of any of our contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products based on our product candidates into the market. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

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

Our success depends on our ability to attract, retain, and motivate highly qualified management and scientific personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. In the future, we expect to need to hire additional personnel as we expand our research and development efforts from our current levels. We face competition for experienced scientists, clinical operations personnel, and other technical personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. If we are unable to attract and retain the necessary personnel, this will significantly impede the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion.

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

We will need to continue to manage our organization and we may encounter difficulties with our staffing and any future transitions, which could adversely affect our results of operations.

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

Our ability to generate product revenues will be diminished if our products do not receive coverage from payors or sell for inadequate prices, or if patients are unable to obtain adequate levels of reimbursement.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for any approved products, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use any products we may market unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of those products.

In addition, the market for any products for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products candidates to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, our products from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize any approved products and thereby adversely impact our profitability, results of operations, financial condition, and future success.

In the future, if we have products that are approved, healthcare legislation may make it more difficult to receive revenues from those products.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to our potential product candidates are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, beginning in 2011;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

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

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services, or CMS, to be required by March 31, 2014 and by the 90th day of each subsequent calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Many of the details regarding the implementation of PPACA are yet to be determined and, at this time, it remains unclear the full effect that PPACA would have on our business. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of PPACA, excepting certain provisions that would have required each state to expand its Medicaid programs or risk losing all of the state’s Medicaid funding. At this time, it remains unclear whether there will be any further changes made to PPACA, whether in part or in its entirety. Some states have indicated that they intend to not implement certain sections of PPACA, and some members of the U.S. Congress are still working to repeal PPACA. We cannot predict whether these challenges will continue or other proposals will be made or adopted, or what impact these efforts may have on us.

In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with any products we may market, which could negatively impact our profitability.

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any products for which we receive regulatory approval.

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

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. For example, some of our patent applications will cover gene sequences and products and the uses of those gene sequences and products. Public disclosures and patent applications related to the Human Genome Project and other genomics efforts may limit the scope of our claims or make unpatentable subsequent patent applications. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. The U.S. Patent and Trademark Office’s standards are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination proceedings in the U.S. Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Similarly, opposition or invalidity proceedings could result in loss of rights or reduction in the scope of one or more claims of a patent in foreign jurisdictions. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates that we are developing are protected by intellectual property rights, including patents and patent applications. If any of our product candidates becomes a marketable product, we will rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition will be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our product candidates. In addition, U.S. patent laws may change which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. For example, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law. These include changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office has been in the process of implementing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. We filed registration statements in connection with private financings that we concluded in January 2011 and December 2012, which registrations cover approximately 17.0 million shares and 19.5 million shares of our common stock, respectively. We also have an effective registration statement to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registration from time to time, including pursuant to the At-the-Market Issuance Sales Agreement, or ATM Agreement, that we put in place in March 2012 with MLV &Co. LLC. Through December 31, 2012, we had sold 5.3 million shares for an aggregate of $17.7 million under the ATM Agreement, which permits total sales of up to $20 million in the aggregate. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements.

Shares sold under our ATM Agreement may be subject to rescission rights and other penalties, requiring us to re-purchase shares sold thereunder.

We did not timely file a Current Report on Form 8-K for the addition of a new board member in January 2012. Upon becoming aware of the oversight, on December 3, 2012 we filed a Current Report on Form 8-K for the event. As a result of not timely filing this current report, and upon filing our Annual Report on Form 10-K for the year ended December 31, 2011 on March 6, 2012, we became ineligible to use our effective shelf registration statement on Form S-3 (File No. 333-178748). Subsequent to March 6, 2012 and prior to becoming aware of the untimely filing of the current report, we sold shares of our common stock pursuant to the ATM Agreement under this registration statement. These sales consisted of an aggregate of 3,491,500 shares sold from August 13, 2012 to September 19, 2012, at prices ranging from approximately $1.64 to $2.29 per share, and an aggregate of 1,855,637 shares sold on November 27, 2012, at an average price of about $5.74, which we refer to as ATM Sales. Because we were not eligible to use Form S-3 at the time of the ATM Sales, the ATM Sales could be determined to be unregistered sales of securities. Consequently, direct purchasers in the ATM Sales transactions may have rescission rights pursuant to which they could be entitled to recover the amount paid for such shares, plus statutory interest, upon returning the shares to us. If all of the purchasers in the ATM Sales transactions demanded rescission of their purchases and it were determined that every such investor were entitled to such rescission rights, we could be obligated to repay an aggregate of approximately $7.0 million for the sales in August and September 2012 and approximately $10.7 million from the sales on November 27, 2012, in each case plus statutory interest. Rescission rights would arise due to a potential violation of Section 5 of the Securities Act of 1933, as amended. In addition, if it were determined that we sold unregistered securities, the sale of any such unregistered securities could subject us to enforcement actions or penalties and fines by federal or state regulatory authorities. We are unable to predict the likelihood of any claims or actions being brought against us in connection with these events, or the amount of any potential penalties or fines.

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

If we do not meet continued listing requirements, our common stock may be delisted from the Nasdaq Global Market.

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

Item 1B. Unresolved Staff Comments.

This item is not applicable.

Item 2. Properties.

Our primary facility consists of approximately 29,000 square feet of leased research and office space located in San Diego, California, which is leased through June 2013. We also lease another facility in San Diego that covers approximately 8,000 square feet of laboratory, office, and other space. That lease runs through December 2013, with an option to extend. We believe that our existing facilities are adequate for our current needs.

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

2012	High	Low
First Quarter	$2.30	$1.07
Second Quarter	$2.19	$1.29
Third Quarter	$2.84	$1.42
Fourth Quarter	$6.54	$1.80

2011	High	Low
First Quarter	$1.88	$1.12
Second Quarter	$3.30	$1.48
Third Quarter	$1.90	$0.99
Fourth Quarter	$1.35	$0.90

As of March 1, 2013, there were approximately 54 stockholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Item 6. Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2012 and 2011 and the related consolidated statements of operations for the three years ended December 31, 2012 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Collaborative revenues	$4,907	$2,067	$42,135	$6,399	$1,590

Operating expenses:
Research and development	18,794	17,309	20,579	41,585	56,750
General and administrative	6,999	7,610	6,462	10,282	11,818

Total operating expenses	25,793	24,919	27,041	51,867	68,568

Income (loss) from operations	(20,886)	(22,852)	15,094	(45,468)	(66,978)
Interest income, net	37	87	45	323	2,734

Net income (loss)	$(20,849)	$(22,765)	$15,139	$(45,145)	$(64,244)

Net income (loss) per common share, basic	$(0.38)	$(0.44)	$0.39	$(1.20)	$(1.73)

Net income (loss) per common share, diluted	$(0.38)	$(0.44)	$0.39	$(1.20)	$(1.73)

Weighted average shares used in computing net income (loss) per common share, basic	55,116	52,183	38,593	37,476	37,113

Weighted average shares used in computing net income (loss) per common share, diluted	55,116	52,183	38,720	37,476	37,113

	At December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$107,967	$31,048	$37,087	$47,060	$60,083
Working capital	102,600	25,784	31,890	33,766	51,331
Total assets	108,590	32,114	38,394	49,680	64,677
Long-term debt, less current portion	—	—	32	98	430
Total stockholders’ equity	84,984	23,362	29,688	12,114	52,992

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

Overview

Background

We are a biopharmaceutical company focused on innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. We have a pipeline of product candidates led by pimavanserin, which is in Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. In November 2012, we reported successful top-line results from a pivotal Phase III trial with pimavanserin in patients with Parkinson’s disease psychosis. We are currently preparing to initiate a second, confirmatory pivotal Phase III trial in the first half of 2013. We hold worldwide commercialization rights to pimavanserin. Our pipeline also includes clinical-stage programs for chronic pain and glaucoma in collaboration with Allergan, Inc. and two advanced preclinical programs directed at Parkinson’s disease and other neurological disorders. All of our product candidates emanate from internal discoveries.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of December 31, 2012, we had an accumulated deficit of $367.7 million. We expect to continue to incur operating losses for at least the next several years as we pursue the clinical development of our product candidates.

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of December 31, 2012, we had received an aggregate of $115.0 million in payments under these agreements, including upfront payments, research funding, milestone payments and reimbursed development expenses. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Allergan and potential additional collaborations, as well as grant funding.

We currently are a party to three separate collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $19.5 million in payments as of December 31, 2012, consisting of an upfront payment, research funding and related fees. This collaboration agreement is focused on the discovery of new therapeutics for ophthalmic indications and originally provided for a three-year research term, which has been extended by the parties through March 2013. Our two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any, under each of our three collaboration agreements with Allergan. Each of our agreements with Allergan is subject to early termination upon specified events, including, in the case of one of our agreements, if we have a change in control. Upon the conclusion of the research term under each agreement, Allergan may terminate the agreement by notice.

In March 2009, we entered into a collaboration agreement with Meiji Seika Pharma. In July 2012, we and Meiji Seika Pharma jointly decided to discontinue the development program that was being pursued under the collaboration, and the collaboration agreement was terminated pursuant to its terms. Under the agreement, we had received $3 million in non-refundable license fees as well as payments for the reimbursement of development costs we had incurred in the collaboration.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidates, including pimavanserin. We currently are responsible for all costs incurred in the development of pimavanserin as well as for the costs associated with our other internal programs. We are not responsible for, nor have we incurred, development expenses in our collaborative programs for chronic pain and glaucoma, which we are pursuing with Allergan. Meiji Seika Pharma was responsible for all development expenses incurred under our collaboration agreement, which terminated in July 2012.

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Costs of external service providers:
Pimavanserin	$12,401	$10,373	$12,506
Other programs	932	1,438	1,087

Subtotal	13,333	11,811	13,593
Internal costs	4,781	4,986	6,387
Stock-based compensation	680	512	599

Total research and development	$18,794	$17,309	$20,579

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

We expect our research and development expenses to increase and continue to be substantial as we pursue the development of pimavanserin, including our planned confirmatory pivotal trial and other studies in our Phase III Parkinson’s disease psychosis program and a planned Phase II trial in Alzheimer’s disease psychosis, and our other product candidates. The lengthy process of completing clinical trials and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Upfront, non-refundable payments that do not have stand-alone value are recorded as deferred revenue once received and recognized as revenues over the expected period of performance. Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations, and we can determine the best estimate of the selling price for any undelivered items. When non-refundable license fees do not meet all of these criteria, the license revenues are recognized over the expected period of performance. Non-refundable payments for research funding are generally recognized as revenues over the period the related research activities are performed. Payments for reimbursement of external development costs are generally recognized as revenues using a contingency-adjusted performance model over the expected period of performance. Payments received from grants are recognized as revenues as the related research and development is performed and when collectability is reasonably assured.

We evaluate milestone payments on an individual basis and recognize revenues from non-refundable milestone payments when the earnings process is complete and collectability is reasonably assured. Non-refundable milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenues upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, we recognize revenue using a contingency-adjusted performance model over the expected period of performance.

Accrued Expenses

We are required to estimate accrued expenses as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. We accrue for costs incurred as the services are being provided by monitoring the status of the trials or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed significantly from the actual costs incurred. However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

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

Comparison of the Years Ended December 31, 2012 and 2011

Revenues

Revenues increased to $4.9 million in 2012 from $2.1 million in 2011. This increase was primarily due to the termination of our collaboration with Meiji Seika Pharma in July 2012, at which time we recognized all of the remaining deferred revenue from this collaboration. We recognized a total of $3.2 million in revenues from this collaboration in 2012 compared to $505,000 in 2011. Revenues from our collaborations with Allergan totaled $1.1 million in each of 2012 and 2011. Revenues from our agreements with other parties, including our research and development grants, totaled $566,000 in 2012 compared to $486,000 in 2011.

Research and Development Expenses

Research and development expenses increased to $18.8 million in 2012, including $680,000 in stock-based compensation, from $17.3 million in 2011, including $512,000 in stock-based compensation. The increase in research and development expenses was primarily due to $1.5 million in increased external service costs as well as $529,000 in increased salary and personnel costs offset, in part, by $566,000 in decreased facility, equipment and other costs associated with our research and development organization. External service costs totaled $13.3 million, or 71 percent of our research and development expenses, in 2012, compared to $11.8 million, or 68 percent of our research and development expenses, in 2011. The increase in external service costs was largely attributable to increased clinical costs incurred in our Phase III program for pimavanserin offset, in part, by decreased costs of other programs. We anticipate that our research and development expenses will increase in future periods as we continue to conduct our Phase III program for pimavanserin in Parkinson’s disease psychosis and initiate a Phase II trial in Alzheimer’s disease psychosis and pursue development of our other product candidates.

General and Administrative Expenses

General and administrative expenses decreased to $7.0 million in 2012, including $1.3 million in stock-based compensation, from $7.6 million in 2011, including $1.1 million in stock-based compensation. The decrease in general and administrative expenses was primarily attributable to a net charge of $1.1 million incurred during 2011 in connection with the termination of our Swedish facility lease offset, in part, by $542,000 in increased salary and personnel costs in 2012.

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

Research and Development Expenses

Research and development expenses decreased to $17.3 million in 2011, including $512,000 in stock-based compensation, from $20.6 million in 2010, including $599,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $1.8 million in decreased external service costs and $1.5 million in decreased facilities, equipment and other costs associated with our research and development organization. External service costs totaled $11.8 million, or 68 percent of our research and development expenses, in 2011, compared to $13.6 million, or 66 percent of our research and development expenses, in 2010. The decrease in external service costs was largely attributable to decreased costs incurred in our Phase III program for pimavanserin.

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

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of December 31, 2012, we had received $439.8 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $115.0 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.2 million in interest income.

At December 31, 2012, we had $108.0 million in cash, cash equivalents and investment securities compared to $31.0 million at December 31, 2011. We expect to use between $26 million and $30 million of our cash resources to fund our operations during 2013. We expect that our current cash, cash equivalents and investment securities, together with anticipated payments from our existing collaborations, will be sufficient to fund our operations at least into 2015.

We will require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the progress in, and the costs of, our clinical trials, preclinical studies and other research and development programs;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones, or other events or developments, under our collaboration agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse our collaborators or our collaborators are obligated to reimburse us for clinical trial costs under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the extent to which potential rescission rights for redeemable common stock are exercised;

•	the costs of securing manufacturing arrangements for clinical or commercial production of product candidates;

•	the costs of preparing applications for regulatory approvals for our product candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our equity securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In March 2012, we entered into an At-The-Market Issuance Sales Agreement, or ATM Agreement, with MLV & Co. LLC, pursuant to which we could elect to issue and sell registered shares of our common stock having an aggregate offering price of up to $20 million from time to time over a three-year period. As of December 31, 2012, we had raised gross proceeds of $17.7 million from the sale of 5.3 million shares of common stock under the ATM Agreement. For a discussion of potential rescission rights related to our ATM sales, see Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 7—Stockholders’ Equity and Redeemable Common Stock”.

We cannot be certain that future funding will be available to us on acceptable terms, or at all. Over the last few years, turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. This, coupled with other factors, may limit our access to financing over the near-term future. In particular, any unfavorable development in our pimavanserin program could have a material adverse effect on our ability to raise additional capital.

If we cannot raise adequate additional capital in the future, we will be required to delay, further reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

We have invested a substantial portion of our available cash in a money market fund and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruption in the credit markets that has occurred during the last few years. However, if there is further and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

Net cash used in operating activities increased to $21.6 million in 2012 compared to $19.9 million in 2011 and $10.7 million in 2010. The increase in net cash used in operating activities in 2012 relative to 2011 was primarily due to changes in operating assets and liabilities, including a decrease in deferred revenue, and a non-cash charge in 2011 resulting from termination of our Swedish facility lease, offset by a decrease in our net loss. Deferred revenue decreased by $2.8 million in 2012 compared to a decrease in deferred revenue of $57,000 in 2011. The decrease in deferred revenue in 2012 was primarily due to the termination of our collaboration with Meiji Seika Pharma in July 2012, at which time we recognized all of the remaining deferred revenue from this collaboration.

The increase in net cash used in operating activities in 2011 relative to 2010 was primarily due to a net loss of $22.8 million in 2011 compared to net income of $15.1 million in 2010, as well as changes in operating assets and liabilities, including changes in deferred revenue, accounts payable and accrued expenses, and the non-cash charge resulting from termination of our Swedish facility lease during 2011. Deferred revenue decreased by $57,000 in 2011 compared to a decrease of $25.3 million in 2010. The decrease in deferred revenue in 2010 was primarily attributable to the conclusion of our collaboration with Biovail in October 2010 and the recognition of all remaining revenue under this collaboration. Accounts payable and accrued expenses increased by an aggregate of $248,000 in 2011 compared to an aggregate decrease of $3.1 million in 2010. Our accounts payable and accrued expenses fluctuated significantly during these years primarily due to the timing of payments made and expenses incurred for external service costs related to our clinical trials.

Net cash used in investing activities totaled $25.5 million in 2012 compared to net cash provided by investing activities of $6.0 in 2011 and net cash used in investing activities of $1.1 million in 2010. Net cash provided by or used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash used in investing activities in 2012 relative to net cash provided by investing activities in 2011 was primarily due to increased purchases of investment securities and decreased maturities of investment securities. The increase in net cash provided by investing activities in 2011 relative to the net cash used in investing activities in 2010 was primarily due to the maturities of investment securities exceeding purchases of investment securities.

Net cash provided by financing activities increased to $98.2 million in 2012 compared to $13.9 million in 2011 and $470,000 in 2010. The increase in net cash provided by financing activities during 2012 was primarily due to $80.5 million in net proceeds received from our December 2012 private equity financing as well as $17.1 million in net proceeds received from the sale of common stock under the ATM Agreement. The increase in net cash provided by financing activities during 2011 relative to 2010 was primarily due to $13.9 million in net proceeds received from our January 2011 private equity financing.

The following table summarizes our contractual obligations at December 31, 2012 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$281	$281	$—	$—	$—

We have also entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the development of our product candidates. We were contractually obligated for up to approximately $15.1 million of future services under these agreements as of December 31, 2012. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Recent Accounting Pronouncements

See Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies”.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

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

As of December 31, 2012, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears under Item 15 in this Annual Report.

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

Item 9B. Other Information.

On March 11, 2013, the Compensation Committee of our Board of Directors, acting pursuant to authority delegated to it by our Board of Directors, adopted the ACADIA Pharmaceuticals Inc. Change in Control Severance Benefit Plan (the “Plan”).

The Plan entitles our executive officers and other key employees to certain severance payments and benefits in the event of a qualifying termination of employment up to one month prior to or within 13 months following certain change in control events. A qualifying termination is a termination by us for any reason other than cause, or by the employee for good reason. The amount of payments and the type of benefits provided under the Plan vary based on the employee’s position and include cash severance payments based on base salary and bonus, accelerated vesting of equity awards, payment for continued coverage under group health plans, and payment for outplacement services. The payments and benefits will replace any severance or similar payments or benefits under an employment agreement or other arrangement with us and are subject to the employee’s compliance with the other terms and conditions of the Plan. In order to receive any benefits under the Plan, employees must sign a general release and waiver of all claims against us.

The foregoing is a summary of the material terms of the Plan and is qualified in its entirety by reference to the copy of the Plan that is filed as Exhibit 10.34 to this Annual Report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “Proposal 1—Election of Directors” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2013 (the “Proxy Statement”) and is incorporated in this report by reference.

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

Date: March 12, 2013

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

Signature	Title	Date
/S/ ULI HACKSELL Uli Hacksell	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2013

/S/ THOMAS H. AASEN Thomas H. Aasen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2013

/S/ LESLIE IVERSEN Leslie Iversen	Chairman of the Board	March 12, 2013

/S/ STEPHEN BIGGAR Stephen Biggar	Director	March 12, 2013

/S/ MICHAEL BORER Michael Borer	Director	March 12, 2013

/S/ LAURA BREGE Laura Brege	Director	March 12, 2013

/S/ MARY ANN GRAY Mary Ann Gray	Director	March 12, 2013

/S/ LESTER KAPLAN Lester Kaplan	Director	March 12, 2013

/S/ TORSTEN RASMUSSEN Torsten Rasmussen	Director	March 12, 2013

/S/ WILLIAM M. WELLS William M. Wells	Director	March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ACADIA Pharmaceuticals Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

March 12, 2013

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$57,899	$6,889
Investment securities, available-for-sale	50,068	24,159
Prepaid expenses, receivables and other current assets	581	901

Total current assets	108,548	31,949
Property and equipment, net	42	151
Other assets	—	14

Total assets	$108,590	$32,114

Liabilities, redeemable common stock and stockholders’ equity
Accounts payable	$1,375	$1,960
Accrued expenses	4,139	3,504
Current portion of deferred revenue	434	669
Current portion of long-term debt	—	32

Total current liabilities	5,948	6,165

Long-term portion of deferred revenue	—	2,587

Total liabilities	5,948	8,752

Commitments and contingencies (Note 10)
Redeemable common stock, $0.0001 par value; 5,347,137 shares and no shares issued and outstanding at December 31, 2012 and 2011, respectively (Note 7)	17,658	—

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2012 and 2011; no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2012 and 2011; 73,334,216 shares and 52,898,659 shares issued and outstanding at December 31, 2012 and 2011, respectively	7	5
Additional paid-in capital	452,693	370,219
Accumulated deficit	(367,720)	(346,871)
Accumulated other comprehensive income	4	9

Total stockholders’ equity	84,984	23,362

Total liabilities, redeemable common stock and stockholders’ equity	$108,590	$32,114

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues
Collaborative revenues	$4,907	$2,067	$42,135

Operating expenses
Research and development (includes stock-based compensation of $680, $512, and $599, respectively)	18,794	17,309	20,579
General and administrative (includes stock-based compensation of $1,250, $1,086, and $984, respectively)	6,999	7,610	6,462

Total operating expenses	25,793	24,919	27,041

Income (loss) from operations	(20,886)	(22,852)	15,094
Interest income, net	37	87	45

Net income (loss)	$(20,849)	$(22,765)	$15,139

Net income (loss) per common share, basic	$(0.38)	$(0.44)	$0.39

Net income (loss) per common share, diluted	$(0.38)	$(0.44)	$0.39

Weighted average common shares outstanding, basic	55,116	52,183	38,593

Weighted average common shares outstanding, diluted	55,116	52,183	38,720

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(20,849)	$(22,765)	$15,139

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(4)	9	(5)
Foreign currency translation adjustments	(1)	(512)	34

Comprehensive income (loss)	$(20,854)	$(23,268)	$15,168

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(20,849)	$(22,765)	$15,139
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	109	285	607
Stock-based compensation	1,930	1,598	1,583
Amortization of investment premium	(133)	105	(117)
Non-cash charge resulting from lease termination	—	806	—
Gain on sales of property and equipment	(252)	—	(94)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	320	(131)	671
Other assets	14	106	26
Accounts payable	(585)	(29)	(990)
Accrued expenses	635	277	(2,135)
Deferred revenue	(2,822)	(57)	(25,303)
Other long-term liabilities	—	(92)	(90)

Net cash used in operating activities	(21,633)	(19,897)	(10,703)

Cash flows from investing activities
Purchases of investment securities	(56,728)	(48,066)	(54,674)
Maturities of investment securities	30,948	54,049	53,486
Proceeds from sales (purchases) of property and equipment	252	(3)	128

Net cash (used in) provided by investing activities	(25,528)	5,980	(1,060)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	98,204	14,022	823
Repayments of long-term debt	(32)	(78)	(353)

Net cash provided by financing activities	98,172	13,944	470

Effect of exchange rate changes on cash	(1)	13	20

Net increase (decrease) in cash and cash equivalents	51,010	40	(11,273)
Cash and cash equivalents
Beginning of year	6,889	6,849	18,122

End of year	$57,899	$6,889	$6,849

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at January 1, 2010	38,332,119	$4	$350,872	$(339,245)	$483	$12,114
Issuance of common stock from exercise of stock options	10,820	—	11	—	—	11
Issuance of common stock pursuant to employee stock purchase plan	81,032	—	65	—	—	65
Issuance of common stock under Committed Equity Financing Facility, net of issuance costs	926,590	—	747	—	—	747
Net income	—	—	—	15,139	—	15,139
Stock-based compensation	—	—	1,583	—	—	1,583
Other comprehensive income	—	—	—	—	29	29

Balances at December 31, 2010	39,350,561	$4	$353,278	$(324,106)	$512	$29,688
Issuance of common stock and warrants, net of issuance costs	12,565,446	1	13,899	—	—	13,900
Issuance of common stock from exercise of stock options	10,434	—	13	—	—	13
Issuance of common stock pursuant to employee stock purchase plan	189,879	—	109	—	—	109
Issuance of common stock in connection with lease termination	782,339	—	1,322	—	—	1,322
Net loss	—	—	—	(22,765)	—	(22,765)
Stock-based compensation	—	—	1,598	—	—	1,598
Other comprehensive loss	—	—	—	—	(503)	(503)

Balances at December 31, 2011	52,898,659	$5	$370,219	$(346,871)	$9	$23,362
Issuance of common stock and warrants, net of issuance costs	19,000,000	2	80,536	—	—	80,538
Issuance of common stock from exercise of stock options	293,595	—	453	—	—	453
Issuance of common stock pursuant to employee stock purchase plan	205,862	—	123	—	—	123
Issuance of common stock from exercise of warrants on a net issuance basis	936,100	—	—	—	—	—
Issuance of common stock under ATM Agreement, net of issuance costs	5,347,137	1	17,089	—	—	17,090
Reclassification to redeemable common stock	(5,347,137)	(1)	(17,657)	—	—	(17,658)
Net loss	—	—	—	(20,849)	—	(20,849)
Stock-based compensation	—	—	1,930	—	—	1,930
Other comprehensive loss	—	—	—	—	(5)	(5)

Balances at December 31, 2012	73,334,216	$7	$452,693	$(367,720)	$4	$84,984

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

ACADIA Pharmaceuticals Inc. (the “Company”) was originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. The Company reincorporated in Delaware in 1997 and its operations are based in San Diego, California. The Company is focused on innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders.

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of December 31, 2012, the Company had an accumulated deficit of $367.7 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development of its product candidates.

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

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these financial statements are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in Europe. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company evaluates milestone payments on an individual basis and recognizes revenues from non-refundable milestone payments when the earnings process is complete and collectability is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenues upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event. Where separate milestone payments do not meet these criteria, the Company recognizes revenue using a contingency-adjusted performance model over the expected period of performance.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Expenses

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, costs associated with services provided by contract organizations for preclinical development, manufacturing of clinical materials and clinical trials. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or services provided and the invoices received from its external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known, the Company adjusts its accruals. Certain research and development programs are funded under agreements with collaboration partners, and the Company’s costs related to these activities are included in research and development expenses.

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

During the years ended December 31, 2012, 2011 and 2010, revenues from the Company’s agreements with certain collaborative partners exceeded 10 percent of its total revenues. During the year ended December 31, 2012, revenues from Allergan, Inc. and Meiji Seika Pharma Co., Ltd. (“Meiji Seika Pharma”) comprised 23 percent and 66 percent of total revenues, respectively. During the year ended December 31, 2011, revenues from Allergan, Meiji Seika Pharma and The Michael J. Fox Foundation comprised 52 percent, 25 percent and 13 percent of total revenues, respectively. During the year ended December 31, 2010, revenues from Biovail Laboratories International SRL (“Biovail”), a subsidiary of Biovail Corporation, comprised 94 percent of total revenues.

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

	Years Ended December 31,
	2012	2011	2010
Expected volatility	98-99%	98%	101%
Risk-free interest rate	1%	1-2%	1-3%
Expected forfeiture rate	9%	10%	11%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.8-6.0	5.8	5.7

Expected Volatility. The Company considers its historical volatility and implied volatility when determining the volatility factor. Prior to 2011, the Company also utilized the historical volatility of peer companies due to a lack of trading history. Peer companies were selected based upon similar characteristics such as industry, stage of development, size and financial leverage.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following assumptions were used to estimate the fair value for the offerings under the employee stock purchase plan that commenced during the indicated year:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	69-137%	64-111%	58-152%
Risk-free interest rate	0.1-0.3%	0.1-0.4%	0-1%
Expected dividend yield	0%	0%	0%
Expected life of offering in years	0.5-2.0	0.5-2.0	0.5-2.0

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

All components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In accordance with accounting guidance, the Company presents the impact of any fluctuations in its foreign currency translation adjustments and any unrealized gains or losses on its investment securities in a separate statement of comprehensive income (loss) for each period.

Net Income (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. For the year ended December 31, 2012, the calculation of the weighted average number of common shares outstanding includes 5.3 million shares of redeemable common stock issued during 2012. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares that were outstanding during the period. The effect of outstanding stock options and warrants is reflected, when dilutive, in diluted earnings per common share by application of the treasury stock method. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share for the years ended December 31, 2012 and 2011 because all such securities were antidilutive. For the year ended December 31, 2010, outstanding stock options to purchase an aggregate of 127,000 common shares were included in the weighted average common shares outstanding on a diluted basis and, therefore, are not included in the table below. Shares used in calculating basic and diluted net loss per common share exclude these potential common shares:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Antidilutive options to purchase common stock	6,868	5,414	4,066
Antidilutive warrants to purchase common stock	4,388	4,559	848

	11,256	9,973	4,914

Segment Reporting

Management has determined that the Company operates in one business segment. All revenues for the years ended December 31, 2012, 2011 and 2010 were generated in the United States.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board issued authoritative guidance related to reclassifications out of accumulated other comprehensive income (loss). This guidance requires that companies present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the financial statements where net income is presented or as a separate disclosure in the footnotes to the financial statements. This recently issued standard is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company does not believe this recently issued accounting standard will have a material impact on the Company’s consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment Securities

Investment securities, including investment securities available-for-sale and investment securities classified as cash equivalents, consisted of the following:

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
U.S. Treasury notes	$2,029	$1	$—	$2,030
Government sponsored enterprise securities	54,353	4	(5)	54,352

	$56,382	$5	$(5)	$56,382

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(in thousands)
U.S. Treasury notes	$1,516	$—	$—	$1,516
Government sponsored enterprise securities	9,827	2	(1)	9,828
Corporate debt securities	12,812	3	—	12,815

	$24,155	$5	$(1)	$24,159

The Company has classified all of its investments securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2012, the Company held $14.2 million of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

4. Fair Value Measurements

As of December 31, 2012, the Company held $107.6 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes and high quality, marketable debt instruments of government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of December 31, 2011 or 2012.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market fund	$51,216	$51,216	$—	$—
U.S. Treasury notes	2,030	2,030	—	—
Government sponsored enterprise securities	54,352	—	54,352	—

	$107,598	$53,246	$54,352	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market fund	$6,570	$6,570	$—	$—
U.S. Treasury notes	1,516	1,516	—	—
Government sponsored enterprise securities	9,828	—	9,828	—
Corporate debt securities	12,815	—	12,815	—

	$30,729	$8,086	$22,643	$—

5. Balance Sheet Components

Property and equipment, net, consisted of the following:

	Estimated Useful Lives (Years)	December 31,
		2012	2011
		(in thousands)
Machinery and equipment	5–7	$2,578	$4,089
Computers and software	3	981	982
Furniture and fixtures	3–10	159	159
Leasehold improvements	3–10	1,057	1,057

		4,775	6,287
Accumulated depreciation and amortization		(4,733)	(6,136)

		$42	$151

Depreciation and amortization of property and equipment was $109,000, $285,000, and $607,000 for the years ended December 31, 2012, 2011, and 2010, respectively. During 2012, the Company sold $1.5 million of fully depreciated machinery and equipment for a gain of $252,000.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued expenses consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Accrued clinical and research services	$3,216	$2,492
Accrued compensation and benefits	413	679
Accrued professional fees	364	201
Other	146	132

	$4,139	$3,504

6. Collaborative Research and Licensing Agreements

The Company is currently a party to three separate collaboration agreements with Allergan, Inc. Pursuant to the March 2003 collaboration agreement, the Company had received an aggregate of $19.5 million in payments as of December 31, 2012, consisting of an upfront payment, research funding and related fees. The Company also is eligible to receive up to an aggregate of approximately $13.5 million in license fees and development and regulatory milestone payments per product under this agreement. The 2003 collaboration originally provided for a three-year research term, which has been extended by the parties through March 2013. The Company’s two other collaboration agreements with Allergan involve the development of product candidates in the areas of glaucoma and chronic pain. Under the glaucoma collaboration, the Company had received an aggregate of $9.6 million in payments as of December 31, 2012, and is eligible to receive up to an aggregate of $15 million in additional payments upon the achievement of development and regulatory milestones. Under the chronic pain collaboration, the Company had received an aggregate of $10.5 million in payments as of December 31, 2012, and is eligible to receive up to an aggregate of $10 million in additional payments upon the achievement of development and regulatory milestones. The Company also is eligible to receive royalties on future product sales worldwide, if any, under each of the three collaboration agreements with Allergan. The Company recognized approximately $1.1 million in revenue related to the Allergan collaboration agreements during each of the years ended December 31, 2012, 2011, and 2010.

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Pharma. In July 2012, the Company and Meiji Seika Pharma jointly decided to discontinue the development program that was being pursued under the collaboration, and the collaboration agreement was terminated pursuant to its terms. Under the collaboration agreement, the Company had received $3 million in non-refundable license fees as well as payments for the reimbursement of development costs that it had incurred during the collaboration. Payments received from Meiji Seika Pharma were deferred and recognized as revenues using a contingency-adjusted performance model over the estimated period of the Company’s performance. Upon the termination of this collaboration agreement and the end of the Company’s related performance obligations, the Company recorded as revenue all of the remaining deferred revenue from this collaboration during the third quarter of 2012. The Company recognized revenues relating to this collaboration of $3.2 million, $505,000, and $472,000 during the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2011, $3.0 million of revenue was deferred under this agreement, of which $414,000 was included in current liabilities and $2.6 million was included in long-term liabilities.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2011, the Company prospectively adopted authoritative guidance for any new, or materially modified, multiple deliverable arrangement after the date of adoption. The Company has not entered into any new, or materially modified any, multiple deliverable arrangements since January 1, 2011. Accordingly, the collaborative agreements discussed above in this footnote that contain multiple deliverables continue to be accounted for under previously issued revenue recognition guidance for multiple deliverable arrangements. Under this prior guidance, the Company recognizes revenue for non-refundable payments upon receipt of the payment if the deliverable has stand-alone value, the Company does not have ongoing involvement or obligations, and the fair value of any undelivered items can be determined. When non-refundable payments for deliverables do not meet all of these criteria, the payment is deferred and revenues are recognized over the expected period of performance. For a discussion of the Company’s revenue recognition policy that would apply to any future multiple deliverable arrangement, see Note 2—Summary of Significant Accounting Policies—Revenues.

7. Stockholders’ Equity and Redeemable Common Stock

Private Equity Financing

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant in a private equity financing. The warrants have an exercise price of $0.01 per share and will expire on December 17, 2019. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.1 percent, volatility of 105.8 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the outstanding warrants to purchase 500,000 shares of common stock are not exercisable prior to June 17, 2013 and may not be exercised thereafter if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise. Pursuant to the terms of the private financing, the Company has an effective resale registration statement on file with the SEC covering the shares of common stock sold and the shares of common stock issuable upon the exercise of the warrants.

In January 2011, the Company raised net proceeds of $13.9 million through the sale of 12,565,446 units at a price of $1.19375 per unit in a private equity financing. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.35 shares of common stock. The warrants have an exercise price of $1.38 per share and will expire on January 11, 2018. In accordance with authoritative accounting guidance, the warrants’ value of $3.3 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 2.8 percent, volatility of 99.0 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrants was considered a financing cost. During the year ended December 31, 2012, warrants to purchase 1,172,774 shares of common stock were exercised on a net issuance basis, resulting in the issuance of 874,719 shares of common stock in November 2012. At December 31, 2012, warrants to purchase 3,225,130 shares of common stock were outstanding. Pursuant to the terms of the private financing, the Company has an effective resale registration statement on file with the SEC covering shares of common stock sold and shares of common stock issuable upon the exercise of the warrants.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At-the-Market Agreement

In March 2012, the Company entered into an At-The-Market Issuance Sales Agreement (“ATM Agreement”) with MLV & Co. LLC, pursuant to which the Company could elect to issue and sell registered shares of its common stock having an aggregate offering price of up to $20 million from time to time over a three-year period. MLV, as sales agent, is obligated to use commercially reasonable efforts consistent with its normal trading and sales practices and applicable laws, rules and regulations to sell shares of the Company’s common stock based upon the Company’s instructions, including any price, time or size limits or other parameters or conditions the Company may impose. The Company pays MLV a commission equal to three percent of the gross proceeds from sales of common stock pursuant to the ATM Agreement. During the year ended December 31, 2012, the Company raised gross proceeds of $17.7 million from the sale of 5,347,137 shares of common stock under the ATM Agreement, resulting in net proceeds of $17.1 million after issuance costs.

Redeemable Common Stock

In November 2012, the Company determined that it had failed to timely file a Current Report on Form 8-K to report the election of a new director in January 2012. As a result, the Company became ineligible to use its effective shelf registration statement on Form S-3 upon the filing of the Company’s 2011 Annual Report on Form 10-K in March 2012. Therefore, sales of the Company’s common stock made pursuant to the ATM Agreement in 2012 may be subject to potential rescission rights for an amount equal to the purchase price paid for the shares, plus statutory interest, upon return of the shares to the Company. No shareholder has claimed or attempted to exercise any rescission rights to date and any such rights expire in 2013. At December 31, 2012, the Company classified 5.3 million shares ($17.7 million) of its common stock, which may be subject to rescission rights, outside stockholders’ equity because the potential redemption features are not within the control of the Company. These shares are treated as outstanding for financial reporting purposes. In addition, if it were determined that the Company sold unregistered securities, the Company could be subject to enforcement actions or penalties and fines by regulatory authorities.

Other Financing Transactions

During 2010 and 2009, the Company raised an aggregate of $1.9 million through the issuance of shares of its common stock pursuant to a Committed Equity Financing Facility (“CEFF”). Pursuant to its terms, the CEFF expired in August 2011. In connection with the CEFF, the Company issued a warrant to purchase up to 350,000 shares of common stock at an exercise price of $3.915 per share. The warrant’s value of $576,000 was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 3.23 percent, volatility of 74.33 percent, a 5.5 year term and no dividend yield. This warrant was recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrant was considered a financing cost. During the year ended December 31, 2012, warrants to purchase 220,000 shares of common stock were exercised on a net issuance basis, resulting in the issuance of 61,381 shares of common stock in November 2012. At December 31, 2012, no warrants remained outstanding.

Stock Option Plans

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”) permits the grant of options to directors, officers, other employees, and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is ten years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. The 2010 Plan share reserve

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also has been, and may be, increased by the number of shares that otherwise would have reverted to the 2004 Plan reserve after June 2010. At December 31, 2012, there were 8,003,643 shares of common stock authorized for issuance and 1,055,187 shares of common stock available for new grants under the 2010 Plan.

The 2004 Plan provided for the grant of options to directors, officers, other employees, and consultants. The exercise price of options granted under the 2004 Plan was at 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option was ten years. Options granted under the 2004 Plan generally vested over a four-year period.

The Company’s 1997 stock option plan (the “1997 Plan”) provided for the grant of options to directors, officers, other employees, and consultants prior to the Company’s initial public offering. The exercise price of each option grant was set at the fair market value for the Company’s common stock as determined by the Company’s Board of Directors and each option’s maximum term was ten years. Options granted under the 1997 Plan generally vested over a four-year period.

Stock option transactions under the 2010 Plan, 2004 Plan and 1997 Plan during the years ended December 31, 2012, 2011, and 2010 are presented below:

	Number of Shares	Weighted- Average Exercise Prices	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2010	3,255,446	$6.09
Granted	1,760,382	$1.44
Exercised	(10,820)	$1.01
Canceled/forfeited	(689,910)	$6.70

Outstanding at December 31, 2010	4,315,098	$4.11
Granted	1,614,855	$1.61
Exercised	(10,434)	$1.22
Canceled/forfeited	(129,742)	$5.38

Outstanding at December 31, 2011	5,789,777	$3.39
Granted	1,651,336	$1.93
Exercised	(293,595)	$1.54
Canceled/forfeited	(199,062)	$4.78

Outstanding at December 31, 2012	6,948,456	$3.08	6.9

Vested and expected to vest at December 31, 2012	6,709,985	$3.12	6.8

Exercisable at December 31, 2012	4,384,643	$3.83	5.8

At December 31, 2012, 2011, and 2010, there were 4,384,643, 3,472,428, and 2,446,730 options exercisable, respectively.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2012 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $4.65. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2012 was $9.5 million. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was approximately $650,000, $6,000, and $4,000, respectively, determined as of the date of exercise. The Company received $453,000 in cash from options exercised during the year ended December 31, 2012.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was approximately $1.51, $1.25, and $1.13, respectively. As of December 31, 2012, total unrecognized compensation cost related to stock options and purchase rights was approximately $3.0 million, and the weighted average period over which this cost is expected to be recognized is 2.3 years.

The following table summarizes information about stock options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.96–$ 1.32	895,756	5.6	$1.21	772,004	$1.20
$1.33–$ 1.60	1,684,491	7.8	$1.47	992,728	$1.48
$1.61–$ 2.00	1,715,544	7.6	$1.72	1,080,746	$1.77
$2.01–$ 4.65	1,391,205	8.5	$2.22	277,705	$2.39
$4.66–$15.43	1,261,460	3.5	$9.35	1,261,460	$9.35

	6,948,456		$3.08	4,384,643	$3.83

Stock-based awards issued to non-employees other than directors are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes model. The stock compensation expense related to the grant of stock options to non-employees was not significant for each of the years ended December 31, 2012, 2011, and 2010.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the Company’s initial public offering in June 2004. The Purchase Plan includes an “evergreen” provision providing that an additional number of shares may be added to the shares authorized for issuance on the date of each annual meeting of stockholders for a period of ten years, which began with the meeting in 2005. A total of 1,225,000 shares of common stock have been reserved for issuance under the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2012, 2011, and 2010, 205,862, 189,879, and 81,032 shares of common stock were issued at average prices of $0.60, $0.57, and $0.81 under the Purchase Plan, respectively. The weighted average fair value of purchase rights granted during the years ended December 31, 2012, 2011, and 2010 was $2.43, $0.67, and $0.42, respectively. During the years ended December 31, 2012, 2011, and 2010, the Company recorded cash received from the exercise of purchase rights of $123,000, $109,000, and $65,000, respectively.

Common Stock Reserved For Future Issuance

At December 31, 2012, 6,948,456 and 3,725,130 shares of common stock were reserved for issuance upon the exercise of stock options and warrants, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $180,000, $156,000, and $133,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

9. Income Taxes

At December 31, 2012, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $328.5 million and $279.2 million, respectively. Federal and state NOL carryforwards of $3.6 million and $593,000 will expire in 2018 and 2013, respectively, unless utilized. The remaining federal and state NOL carryforwards will begin to expire in 2019 and 2014, respectively. The Company has $8.2 million of federal research and development (“R&D”) credit carryforwards of which $119,000 will expire in 2018, unless utilized, and the remaining federal R&D credit carryforwards will begin to expire in 2019. The Company has $4.4 million of state R&D credit carryforwards that have no expiration date. The Company also has foreign NOL carryforwards of approximately $3.9 million that have no expiration date.

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

Approximately $2.7 million of the NOL carryforwards relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in capital if and when realized.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred tax assets are as follows:

	2012	2011
	(in thousands)
NOL carryforwards	$127,894	$118,285
R&D credit carryforwards	11,056	10,119
Deferred revenue	—	1,195
Capitalized R&D	4,075	5,128
Stock-based compensation	2,906	2,607
Other	775	1,003

	146,706	138,337
Valuation allowance	(146,706)	(138,337)

	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.4 million in 2012 primarily due to an increase in deferred tax assets generated from net operating losses, partially offset by the expiration of NOL carryforwards in 2012, fully offset by the valuation allowance.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net income (loss) is summarized as follows:

	2012	2011	2010
	(in thousands)
Amounts computed at statutory federal rate	$(7,088)	$(7,734)	$5,144
Permanent differences, including stock-based compensation	209	306	274
R&D credits	(937)	(514)	(350)
Change in valuation allowance	8,375	8,820	(6,080)
State taxes	(1,171)	(1,288)	972
Foreign taxes	(4)	59	108
Other	616	368	(56)

	$0	$17	$12

The net income tax expense for the years ended December 31, 2012, 2011 and 2010 are recorded in the Company’s statement of operations in general and administrative expenses.

The tax years 1998-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. During 2012, the Internal Revenue Service concluded an exam for tax years 2008 and 2009 that resulted in favorable adjustments to research and development credits.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was enacted into law during the first quarter of 2013. However, the expected tax benefit resulting from such reinstatement for 2012 will not impact the financial statements due to the valuation allowance against net deferred tax assets.

10. Commitments and Contingencies

The Company leases facilities and certain equipment under noncancelable operating leases that expire at various dates through December 2013. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future noncancelable minimum payment obligations under operating lease arrangements are as follows at December 31, 2012:

Year Ending	(in thousands)
2013	$281
2014	—
2015	—
2016	—
Thereafter	—

$281

Rent expense was $663,000, $2.1 million, and $2.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. Facility operating leases contain escalation clauses. The Company recognizes rent expense on a straight line basis over the lease term. The difference between rent expense recorded and amounts paid under lease agreements is recorded as deferred rent and included in accrued expenses in the accompanying consolidated balance sheets.

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

Pursuant to its ATM Agreement, in 2012 the Company sold 5.3 million shares of common stock, which may be subject to rescission rights for an amount up to $17.7 million, the aggregate purchase price paid for such shares, plus statutory interest. In addition, if it were determined that the Company sold unregistered securities, the Company could be subject to enforcement actions or penalties and fines by regulatory authorities. The Company is unable to predict the likelihood of any claims or actions being brought against it or the amount of any potential penalties or fines related to such sales of common stock. See Note 7—Stockholders’ Equity and Redeemable Common Stock –Redeemable Common Stock above for further information.

The Company has entered into agreements with contract research organizations and other external service providers primarily for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $15.1 million of future services under these agreements as of December 31, 2012. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Selected Quarterly Financial Data (Unaudited)

2012	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$450	$599	$3,478	$380
Net loss	$(6,218)	$(5,419)	$(2,402)	$(6,810)
Net loss per common share, basic and diluted	$(0.12)	$(0.10)	$(0.04)	$(0.11)

2011	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues	$435	$460	$584	$588
Net loss	$(5,833)	$(6,556)	$(5,076)	$(5,300)
Net loss per common share, basic and diluted	$(0.12)	$(0.12)	$(0.10)	$(0.10)

Revenues and net income are rounded to thousands each quarter. Therefore, the sum of the quarterly amounts may not equal the annual amounts reported. Net income per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net income per common share amounts may not equal the annual amounts reported.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to certain purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.2[a]	1997 Stock Option Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-113137).

10.3[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.4[a]	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 9, 2010).

10.5[a]	Forms of agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed March 10, 2011).

10.6[a]	2004 Employee Stock Purchase Plan and initial offering thereunder (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-113137).

10.7[a]	Volume Submitter Defined Contribution Plan (“401(k) Plan”) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2010).

10.8[a]	Adoption Agreement for 401(k) Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2010).

10.9[a]	Employment Letter Agreement, dated December 21, 1998, between the Registrant and Uli Hacksell, Ph.D. (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-52492).

10.10[a]	Employment Letter Agreement, dated March 4, 1998, between the Registrant and Thomas H. Aasen (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-52492).

10.11[a]	Employment Offer Letter, dated May 26, 2006, between the Registrant and Roger Mills (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 2, 2007).

10.12[a]	Employment Agreement between the Registrant and Glenn F. Baity (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed March 10, 2011).

10.13[a]	Description of Outside Director Compensation Program.

10.14[b]	Collaborative Research, Development and License Agreement, dated September 24, 1997, by and among the Registrant, Allergan, Inc. and Vision Pharmaceuticals L.P. (now Allergan Sales, Inc.) (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-113137).

Exhibit Number	Description

10.15[b]	Amendment to Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-113137).

10.16[b]	Collaborative Research, Development and License Agreement, dated July 26, 1999, by and among the Registrant and Allergan, Inc., Allergan Pharmaceuticals (Ireland) Limited, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-113137).

10.17[b]	Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-113137).

10.18[b]	Second Amendment to Collaborative Research, Development and License Agreement, dated February 28, 2006, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2006).

10.19[b]	Third Amendment to Collaborative Research, Development and License Agreement, dated March 3, 2008, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 5, 2008).

10.20[b]	Fourth Amendment to Collaborative Research, Development and License Agreement, dated April 22, 2009, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2009).

10.21[b]	Fifth Amendment to Collaborative Research, Development and License Agreement, dated March 23, 2010, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2010).

10.22[b]	Sixth Amendment to Collaborative Research, Development and License Agreement, dated March 28, 2011, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2011).

10.23[b]	Seventh Amendment to Collaborative Research, Development and License Agreement, dated February 29, 2012, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed March 6, 2012).

10.24	Securities Purchase Agreement, dated December 12, 2012, by and between the Registrant and the purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 18, 2012).

10.25	Securities Purchase Agreement, dated January 9, 2011, by and between the Registrant and the purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed January 12, 2011).

10.26	At-The-Market Issuance Sales Agreement, dated March 30, 2012, by and between the Registrant and MLV & Co. LLC (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on
Form 8-K, filed March 30, 2012).

10.27	Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-52492).

Exhibit Number	Description

10.28	Lease Amendment, dated November 1, 2005, between the Registrant and E.G. Sirrah, LLC (successor in interest to R.G. Harris Co.), to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 14, 2005).

10.29	Lease Amendment, dated November 30, 2007, between the Registrant and E.G. Sirrah, LLC, to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed March 5, 2008).

10.30	Lease Amendment, dated January 22, 2010, between the Registrant and RGH Holdings Limited Partnership (successor in interest to E.G. Sirrah, LLC) , to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed March 9, 2010).

10.31	Lease Amendment, dated September 19, 2012, between the Registrant and RGH Holdings Limited Partnership, to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2012).

10.32	Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.33[a]	Description of Executive Officer Annual Incentive Cash Compensation Program.

10.34[a]	Change in Control Severance Benefit Plan

10.35[b]	License Agreement, dated November 30, 2006, by and between the Registrant and Société de Conseils, de Recherches et d’Applications Scientifiques SAS, a French corporation member of the Ipsen Group (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or
Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or
Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from this Annual Report, formatted in XBRL (Extensible Business Reporting Language), are furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

[a]	Indicates management contract or compensatory plan or arrangement.
[b]

We have received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.