Form 10-Q
period 2013-03-31
ACADIA PHARMACEUTICALS INC
filed 2013-05-07
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 29, 2013:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	79,164,885

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	March 31, 2013	December 31, 2012 (1)
Assets
Cash and cash equivalents	$18,436	$57,899
Investment securities, available-for-sale	83,027	50,068
Prepaid expenses, receivables and other current assets	1,522	581

Total current assets	102,985	108,548
Property and equipment, net	30	42

Total assets	$103,015	$108,590

Liabilities, redeemable common stock and stockholders’ equity
Accounts payable	$1,396	$1,375
Accrued expenses	4,159	4,139
Deferred revenue	140	434

Total current liabilities	5,695	5,948

Commitments and contingencies (Note 8)
Redeemable common stock, $0.0001 par value; 5,347,137 shares issued and outstanding at March 31, 2013 and December 31, 2012 (Note 8)	17,658	17,658

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2013 and December 31, 2012; no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2013 and December 31, 2012; 73,455,860 shares and 73,334,216 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	7	7
Additional paid-in capital	453,483	452,693
Accumulated deficit	(373,843)	(367,720)
Accumulated other comprehensive income	15	4

Total stockholders’ equity	79,662	84,984

Total liabilities, redeemable common stock and stockholders’ equity	$103,015	$108,590

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Collaborative revenues	$417	$450

Operating expenses
Research and development (includes stock-based compensation of $254 and $139, respectively)	4,430	5,021
General and administrative (includes stock-based compensation of $328 and $274, respectively)	2,151	1,660

Total operating expenses	6,581	6,681

Loss from operations	(6,164)	(6,231)
Interest income, net	41	13

Net loss	$(6,123)	$(6,218)

Net loss per common share, basic and diluted	$(0.08)	$(0.12)

Weighted average common shares outstanding, basic and diluted	78,748	52,903

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(6,123)	$(6,218)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	11	(3)

Comprehensive loss	$(6,112)	$(6,221)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(6,123)	$(6,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	582	413
Amortization of investment premium	145	(79)
Other	5	21
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(941)	438
Other assets	—	4
Accounts payable	21	(926)
Accrued expenses	20	1,189
Deferred revenue	(294)	(72)

Net cash used in operating activities	(6,585)	(5,230)

Cash flows from investing activities
Purchases of investment securities	(54,867)	(4,050)
Maturities of investment securities	21,773	7,918
Proceeds from sales of property and equipment	8	9

Net cash (used in) provided by investing activities	(33,086)	3,877

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	208	31
Repayments of long-term debt	—	(9)

Net cash provided by financing activities	208	22

Net decrease in cash and cash equivalents	(39,463)	(1,331)
Cash and cash equivalents
Beginning of period	57,899	6,889

End of period	$18,436	$5,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of March 31, 2013, the Company had an accumulated deficit of $373.8 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development and commercialization of its product candidates.

The Company will require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s clinical trials and other development activities, costs associated with establishing necessary sales and marketing capabilities, the scope, prioritization and number of its research and development programs, and the ability of its collaborators and the Company to reach the milestones, and other events or developments under its collaboration and license agreements, and the ability of the Company to enter into new, and to maintain existing, collaboration and license agreements. Until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from private or public sales of its equity securities, debt financing, grant funding, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. In addition, the Company may be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

2. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. For the three months ended March 31, 2013, the calculation of the weighted average number of common shares outstanding includes 5.3 million shares of redeemable common stock issued during 2012. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares that were outstanding during the period. The effect of outstanding stock options and warrants is reflected, when dilutive, in diluted earnings per common share by application of the treasury stock method. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Antidilutive options to purchase common stock	6,993	6,393
Antidilutive warrants to purchase common stock	3,725	4,692

	10,718	11,085

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $582,000 and $413,000 during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, total unrecognized compensation cost related to stock options and purchase rights was approximately $3.5 million, and the weighted average period over which this cost is expected to be recognized was 2.3 years.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Accrued clinical and research services	$3,040	$3,216
Accrued compensation and benefits	723	413
Accrued professional fees	308	364
Other	88	146

Total	$4,159	$4,139

5. Investment Securities

Investment securities, including investment securities available-for-sale and investment securities classified as cash equivalents, consisted of the following (in thousands):

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Treasury notes	$5,014	$—	$—	$5,014
Government sponsored enterprise securities	57,470	12	(3)	57,479
Commercial paper	13,079	15	—	13,094
Corporate debt securities	12,206	—	(13)	12,193

	$87,769	$27	$(16)	$87,780

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Treasury notes	$2,029	$1	$—	$2,030
Government sponsored enterprise securities	54,353	4	(5)	54,352

	$56,382	$5	$(5)	$56,382

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2013, the Company held $26.6 million of available-for-sale investment securities with contractual maturity dates more than one year and less than two years, and all other available-for-sale investment securities have contractual maturity dates of less than one year.

6. Fair Value Measurements

As of March 31, 2013, the Company held $101.1 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of March 31, 2013 or December 31, 2012.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Money market fund	$13,326	$13,326	$—	$—
U.S. Treasury notes	5,014	5,014	—	—
Government sponsored enterprise securities	57,479	—	57,479	—
Commercial paper	13,094	—	13,094	—
Corporate debt securities	12,193	—	12,193	—

	$101,106	$18,340	$82,766	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$51,216	$51,216	$—	$—
U.S. Treasury notes	2,030	2,030	—	—
Government sponsored enterprise securities	54,352	—	54,352	—

	$107,598	$53,246	$54,352	$—

7. Collaborative Research and Licensing Agreements

The Company has been a party to three separate collaboration agreements with Allergan, Inc. The March 2003 collaboration originally provided for a three-year research term, which was extended by the parties through March 2013. Pursuant to the 2003 collaboration agreement, the Company had received an aggregate of $19.5 million in payments as of March 31, 2013, consisting of an upfront payment, research funding and related fees. The Company’s two other collaboration agreements with Allergan involve the development of product candidates in the areas of glaucoma and chronic pain. Under the glaucoma collaboration, the Company had received an aggregate of $9.6 million in payments as of March 31, 2013, and is eligible to receive up to an aggregate of $15 million in additional payments upon the achievement of development and regulatory milestones. Under the chronic pain collaboration, the Company had received an aggregate of $10.5 million in payments as of March 31, 2013, and is eligible to receive up to an aggregate of $10 million in additional payments upon the achievement of development and regulatory milestones. The Company also is eligible to receive royalties on future product sales worldwide, if any, under each of the ongoing collaboration agreements with Allergan. The Company recognized research funding and related revenues of $287,000 and $264,000 during the three months ended March 31, 2013 and 2012, respectively, from its collaboration agreements with Allergan.

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Pharma Co., Ltd. (“Meiji Seika Pharma”). In July 2012, the Company and Meiji Seika Pharma jointly decided to discontinue the development program that was being pursued under the collaboration, and the collaboration agreement was terminated pursuant to its terms. Under the collaboration agreement, the Company had received $3 million in non-refundable license fees as well as payments for the reimbursement of development costs that it had incurred during the collaboration. Payments received from Meiji Seika Pharma were deferred and recognized as revenues using a contingency-adjusted performance model over the estimated period of the Company’s performance. Upon the termination of this collaboration agreement and the end of the Company’s related performance obligations, the Company recorded as revenue all of the remaining deferred revenue from this collaboration during the third quarter of 2012. The Company recognized revenues relating to this collaboration of $112,000 during the three months ended March 31, 2012.

8. Commitments and Contingencies

The Company has entered into agreements with contract research organizations and other external service providers primarily for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $15.9 million of future services under these agreements as of March 31, 2013. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

In March 2012, the Company entered into an At-The-Market Issuance Sales Agreement (“ATM Agreement”) with MLV & Co. LLC, pursuant to which the Company could elect to issue and sell registered shares of its common stock having an aggregate offering price of up to $20 million from time to time over a three-year period. Pursuant to the ATM Agreement, in 2012 the Company sold 5,347,137 shares of common stock. In November 2012, the Company determined that it had failed to timely file a Current Report on Form 8-K to report the election of a new director in January 2012. As a result, the Company became ineligible to use its effective shelf registration statement on Form S-3. Therefore, sales of the Company’s common stock made pursuant to the ATM Agreement in 2012 may be subject to potential rescission rights for an amount up to $17.7 million, the aggregate purchase price paid for such shares, plus statutory interest. No stockholder has claimed or attempted to exercise any rescission rights to date and any such rights expire in the current year. In addition, if it were determined that the Company sold unregistered securities, the Company could be subject to enforcement actions or penalties and fines by regulatory authorities. The Company is unable to predict the likelihood of any claims or actions being brought against it or the amount of any potential penalties or fines related to such sales of common stock. These shares are treated as outstanding for financial reporting purposes.

9. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued authoritative guidance related to reclassifications out of accumulated other comprehensive income (loss). This guidance requires that companies present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the financial statements where net income is presented or as a separate disclosure in the footnotes to the financial statements. This authoritative guidance became effective in the current quarter. The Company’s components of accumulated other comprehensive loss include unrealized gains and losses on available-for-sale investment securities and foreign currency translation adjustments. During the three months ended March 31, 2013 and 2012, no realized gains or losses on available-for-sale investment securities were recognized and no changes occurred within foreign currency translation adjustments, therefore, no amounts were reclassified out of accumulated other comprehensive loss to net loss for the periods presented. Accordingly, the adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2012 included with our Annual Report filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Background

We are a biopharmaceutical company focused on innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. We have a pipeline of product candidates led by pimavanserin, which is in Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. We have reported successful results from a pivotal Phase III trial with pimavanserin in patients with Parkinson’s disease psychosis, the - 020 study. We hold worldwide commercialization rights to pimavanserin. Our pipeline also includes clinical-stage programs for chronic pain and glaucoma in collaboration with Allergan, Inc. and two advanced preclinical programs directed at Parkinson’s disease and other neurological disorders. All of our product candidates emanate from internal discoveries.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of March 31, 2013, we had an accumulated deficit of $373.8 million. We expect to continue to incur operating losses for at least the next several years as we pursue the development and commercialization of our product candidates.

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

Recent Developments

Detailed results of the - 020 study were presented at the American Academy of Neurology meeting in March 2013. The detailed analysis of the - 020 data showed robust and consistent efficacy of pimavanserin across an array of study measures and were consistent with the - 020 results that had been announced in November 2012.

In April 2013, we announced that the U.S. Food and Drug Administration, or FDA, had agreed that the data from our - 020 study, together with supportive data from our other studies with pimavanserin, are sufficient to support the filing of a New Drug Application, or NDA, for the treatment of Parkinson’s disease psychosis. As a result, we will no longer conduct the Phase III -021 study that was planned as a confirmatory trial. We are currently focused on completing the remaining elements of our pimavanserin Parkinson’s disease psychosis development program that are needed for submission of an NDA. These include customary supportive studies, such as drug-drug interaction studies, and Chemistry, Manufacturing and Controls, or CMC, development, such as stability testing of registration batches. Subject to changes that could result from future interactions with the FDA or other developments, we are currently targeting an NDA submission near the end of 2014. While the FDA has agreed to accept and review an NDA for pimavanserin on the basis of our positive pivotal - 020 study, along with supportive efficacy and safety data from other pimavanserin studies, the NDA will be subject to a standard FDA review to determine whether the filing package is adequate to support approval of pimavanserin for Parkinson’s disease psychosis.

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of March 31, 2013, we had received an aggregate of $115.1 million in payments under these agreements, including upfront payments, research funding, milestone payments, and reimbursed development expenses. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Allergan and potential additional collaborations, as well as grant funding.

We have been a party to three collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $19.5 million in payments as of March 31, 2013, consisting of an upfront payment, research funding and related fees. This collaboration agreement originally provided for a three-year research term, which was extended by the parties through March 2013. Our two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any, under each of our ongoing collaboration agreements with Allergan. Each of our current agreements with Allergan is subject to termination upon notice from Allergan.

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

We use external service providers to manufacture our product candidates to be used in clinical trials and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project but were directed to broadly applicable research activities. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Costs of external service providers:
Pimavanserin	$2,674	$3,537
Other programs	177	258

Subtotal	2,851	3,795
Internal costs	1,325	1,087
Stock-based compensation	254	139

Total research and development	$4,430	$5,021

At this time, due to the risks inherent in the clinical development and regulatory and approval processes, we are unable to estimate with any certainty the costs we will incur for the continued development of our product candidates for potential commercialization. Due to these same factors, we are unable to determine the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While our current focus is primarily on advancing the development of pimavanserin, we anticipate that we will make determinations as to which other programs also to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect our research and development expenses to increase and continue to be substantial as we pursue the development of pimavanserin, including studies in our Phase III Parkinson’s disease psychosis program, a planned Phase II trial in Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia, and of our other product candidates. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and potential future collaborations, and the progress and timing of expenditures related to our development and commercialization efforts. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenues

Revenues totaled $417,000 for the three months ended March 31, 2013 compared to $450,000 for the three months ended March 31, 2012. Revenues from our collaborations with Allergan totaled $287,000 for the three months ended March 31, 2013 compared to $264,000 for the three months ended March 31, 2012, and were derived primarily from the 2003 research collaboration. The research term of this collaboration with Allergan concluded in March 2013. As a result, we will no longer recognize revenues from this collaboration and, therefore, we expect our revenues to decrease beginning in the second quarter of 2013. Revenues from our agreements with other parties, including our research grants and our collaboration with Meiji Seika Pharma, which terminated in July 2012, totaled $130,000 for the three months ended March 31, 2013 compared to $186,000 for the three months ended March 31, 2012.

Research and Development Expenses

Research and development expenses decreased to $4.4 million for the three months ended March 31, 2013, including $254,000 in stock-based compensation, from $5.0 million for the three months ended March 31, 2012, including $139,000 in stock-based compensation. The decrease in research and development expenses was primarily due to $944,000 in decreased external service costs, offset in part by $353,000 in increased personnel and other costs associated with our research and development organization. External service costs totaled $2.9 million, or 64 percent of our research and development expenses, for the three months ended March 31, 2013, compared to $3.8 million, or 76 percent of our research and development expenses, for the comparable period in 2012. The decrease in external service costs during the three months ended March 31, 2013 was primarily attributable to the completion of the -020 study during 2012. We anticipate that our research and development expenses will increase in future periods as we continue to advance our Phase III program for pimavanserin in Parkinson’s disease psychosis and initiate a Phase II trial in Alzheimer’s disease psychosis and pursue development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $2.2 million for the three months ended March 31, 2013, including $328,000 in stock-based compensation, from $1.7 million for the three months ended March 31, 2012, including $274,000 in stock-based compensation. The increase in general and administrative expenses was primarily due to increased personnel costs as well as increased professional fees.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of March 31, 2013, we had received $440.0 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $115.1 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.2 million in interest income.

At March 31, 2013, we had $101.5 million in cash, cash equivalents and investment securities compared to $108.0 million at December 31, 2012. We expect to use between $28 million and $32 million of our cash resources to fund our operations during 2013. We expect that our current cash, cash equivalents and investment securities, together with anticipated payments from our existing collaborations, will be sufficient to fund our operations at least into 2015.

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

•

the ability of our collaborators and us to reach the milestones or other events or developments triggering payments under our collaboration agreements, or our collaborators ability to make payments under these agreements;

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

Net cash used in operating activities increased to $6.6 million for the three months ended March 31, 2013 from $5.2 million for the three months ended March 31, 2012. This increase was primarily due to changes in our operating assets and liabilities, including changes in prepaid expenses, receivables and other current assets, and deferred revenue. Prepaid expenses, receivables and other current assets increased by $941,000 during the three months ended March 31, 2013 compared to a decrease of $438,000 during the three months ended March 31, 2012. The increase in prepaid expenses, receivables and other current assets during the three months ended March 31, 2013 was primarily due to advanced payments made on certain development activities. Deferred revenue decreased by $294,000 during the three months ended March 31, 2013 compared to a decrease of $72,000 during the three months ended March 31, 2012. The decrease in deferred revenue for the three months ended March 31, 2013 was primarily due to the recognition of revenue from our collaborations.

Net cash used in investing activities totaled $33.1 million for the three months ended March 31, 2013 compared to net cash provided by investing activities of $3.9 million for the three months ended March 31, 2012. Net cash used in or provided by investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash used in investing activities for the three months ended March 31, 2013 compared to net cash provided by investing activities for the three months ended March 31, 2012 was primarily due to increased purchases of investment securities which occurred following our equity financing in December 2012.

The following table summarizes our contractual obligations at March 31, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$171	$171	$—	$—	$—

We have also entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the development of our product candidates. We were contractually obligated for up to approximately $15.9 million of future services under these agreements as of March 31, 2013. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

During 2012, we raised gross proceeds of $17.7 million from the sale of 5.3 million shares of common stock under the ATM Agreement. For a discussion of potential rescission rights related to our ATM sales, see “Notes to Condensed Consolidated Financial Statements—Note 8—Commitments and Contingencies” in Item 1 of Part I of this Quarterly Report.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factor included in Item 1A to our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Business

Our prospects are highly dependent on the success of pimavanserin, our most advanced product candidate. To the extent pimavanserin is not granted regulatory approval or is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

We currently have no drug candidates approved for sale, and we may never be able to develop marketable products. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug candidates are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are focusing a significant portion of our activities and resources on pimavanserin, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to obtain regulatory approval for and successfully commercialize pimavanserin in the United States and potentially in additional territories. The regulatory approval and successful commercialization of pimavanserin is subject to many risks, including the risks discussed in other risk factors, and pimavanserin may not receive marketing approval from any regulatory agency. If the results or timing of regulatory filings, the regulatory process, regulatory developments, commercialization, clinical trials or preclinical studies, or other activities, actions or decisions related to pimavanserin do not meet our or others’ expectations, the market price of our common stock could decline significantly.

In April 2013, we announced that the FDA had agreed that the data from our - 020 study, together with supportive data from our other studies with pimavanserin, are sufficient to support the filing of a New Drug Application, or NDA, for the treatment of Parkinson’s disease psychosis. We are currently focused on completing the remaining elements of our pimavanserin Parkinson’s disease psychosis development program that are needed for submission of an NDA. These include customary supportive studies, such as drug-drug interaction studies, and Chemistry, Manufacturing and Controls, or CMC, development, such as stability testing of registration batches. While the FDA has agreed that an NDA for pimavanserin would be accepted for filing on the basis of our positive pivotal -020 study, along with supportive efficacy and safety data from other pimavanserin studies, the NDA will be subject to a standard FDA review to determine whether the filing package is adequate to support approval of pimavanserin for Parkinson’s disease psychosis. We plan to have a pre-NDA meeting with the FDA and may learn that additional studies or CMC development that we are not currently expecting are required before the pimavanserin NDA would be accepted for filing by the FDA. Notwithstanding the guidance that we received in April 2013, the FDA retains complete discretion in deciding whether to file and approve an NDA for pimavanserin. Thus, significant uncertainty remains regarding the clinical development and regulatory approval process for pimavanserin.

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2013, we had an accumulated deficit of approximately $373.8 million. We expect to incur net losses over the next several years as we advance our programs and incur significant development and commercialization costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the quarter ended March 31, 2013 were from our existing collaborations with Allergan and our agreements with other parties, including our research and development grants. The research term of our 2003 collaboration with Allergan concluded in March 2013. As a result, we will no longer recognize revenues from this collaboration and, therefore, we expect our revenues to decrease beginning in the second quarter of 2013. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues for the next several years.

We cannot be certain that the milestones required to trigger payments under our existing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with significant market potential. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

The pivotal Phase III study with pimavanserin in Parkinson’s disease patients with psychosis, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin in that indication or other indications will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from our successful pivotal - 020 Phase III trial with pimavanserin for the treatment of Parkinson’s disease psychosis. Following our April 2013 meeting with the FDA, we will no longer conduct a planned confirmatory pivotal Phase III study, however, we do have to conduct customary supportive studies, such as drug-drug interaction studies, and CMC development prior to filing an NDA. Even though we successfully completed the - 020 study, those results are not predictive of results of the supportive studies and CMC development needed before an NDA may be submitted to the FDA. We believe that pimavanserin also may have utility in indications other than Parkinson’s disease psychosis, such as Alzheimer’s disease psychosis and adjunctive therapy for schizophrenia. However, we have never tested pimavanserin in clinical studies for Alzheimer’s disease psychosis and we have only conducted a Phase II trial for adjunctive therapy in schizophrenia. There is no guarantee that we will have the same level of success in these other indications that we had with the - 020 study or that we will be successful at all in future studies for these additional indications.

If we do not successfully complete development of pimavanserin, we will be unable to market and sell products derived from it and to generate related product revenues. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. The research term of our agreements with Allergan ended in March 2013, and additional payments from our agreements with Allergan are dependent upon successful advancement of our applicable product candidates. Unless these milestones are met or a new research term is undertaken, we will not receive future revenues from our current collaborations with Allergan.

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

Allergan can terminate our existing collaborations upon prior notice to us. We may not be able to renew our existing collaborations on acceptable terms, if at all. We also face competition in our search for new collaborators, if we seek a new partner for our pimavanserin program. Given the current economic environment, it is possible that competition for new collaborators may increase. If we are unable to renew any existing collaboration or find new collaborations, we may not be able to continue advancing our programs alone.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $101.5 million at March 31, 2013. While we believe that our existing cash resources and anticipated payments from our existing collaborations will be sufficient to fund our cash requirements into 2015, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	the progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of our research and development programs;

•

the ability of our collaborators and us to reach the milestones and other events or developments triggering payments under our collaboration agreements, or our collaborators ability to make payments under these agreements;

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

We do not have a partner for the development of our lead product candidate, pimavanserin, and are solely responsible for the advancement of this program.*

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including supportive studies and CMC work for an NDA filing, in the future we would need to add resources and raise additional funds in order to take this product candidate to market and to conduct the necessary sales and marketing activities, if we do not secure a partner. Following any potential approval by the FDA, our current strategy is to commercialize pimavanserin for Parkinson’s disease psychosis in the United States by establishing a small specialty sales force that calls on a focused group of neurologists. In addition, if we commercialize pimavanserin in markets outside of the United States, we will more than likely need to establish one or more strategic alliances in the future for that purpose. Without future collaboration partners in the United States and abroad, we might not be able to realize the full value of pimavanserin.

Our most advanced product candidates are in development, which is long, expensive and unpredictable, and there is a high risk of failure.*

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we ended Phase I testing of AM-831 in 2012 and had previously had an unsuccessful Phase III trial with our most advanced product candidate, pimavanserin. Following the reporting of successful results from the Phase III - 020 study with pimavanserin in November 2012 and our meeting with the FDA in April 2013, we are conducting customary supportive studies, such as drug-drug interaction studies, and CMC development, such as stability testing of registration batches, prior to our planned submission of an NDA for pimavanserin in PDP near the end of 2014. An unfavorable outcome in any of the foregoing development efforts would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our pimavanserin program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our pimavanserin program, we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which have reached Phase II and Phase I development, respectively, and we expect to commence a Phase II study with pimavanserin for patients with Alzheimer’s disease psychosis in the second half of 2013.

In connection with clinical trials, we face risks that:

•	a product candidate may not prove to be efficacious;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested;

•	the results may not be consistent with positive results of earlier trials; and

•	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies.

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

Even if we or our collaborators successfully complete the clinical trials of product candidates, the product candidates may fail for other reasons.*

Even if we or our collaborators successfully complete the clinical trials of product candidates, the product candidates, such as pimavanserin, may fail for other reasons, including the possibility that the product candidates will:

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

Relying on third-party manufacturers may result in delays in our clinical trials, regulatory approvals and product introductions.*

We have no manufacturing facilities and only limited experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including pimavanserin, for clinical trials. If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we may need to contract with a third party to manufacture them in larger quantities. While we believe that there are alternative sources available to manufacture our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. We have not entered into long-term agreements with our current third-party manufacturers or with any alternate suppliers. Although we intend to do so prior to any commercial launch of a product that is approved by the FDA in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.

The manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. In addition, the facilities used by our contract manufacturers or other third party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we request regulatory approval from the FDA. A failure by any of our contract manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates or the ultimate launch of products based on our product candidates into the market. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

Our product candidates, including pimavanserin, may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.*

Even if our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

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

If we are unable to attract, retain, and motivate key management and research and development staff, our drug development programs and our research and discovery efforts may be delayed and we may be unable to successfully develop or commercialize our product candidates, including pimavanserin.*

Our success depends on our ability to attract, retain, and motivate highly qualified management and scientific personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. In the future, we expect to need to hire additional personnel as we expand our research and development efforts from our current levels. We face competition for experienced scientists, clinical operations personnel, and other technical personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. If we are unable to attract and retain the necessary personnel, this will significantly impede the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion.

All of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management.

We do not know whether our drug discovery platform will lead to the discovery or development of commercially viable product candidates.*

Our drug discovery platform uses unproven methods to identify and develop product candidates, including pimavanserin. We have never successfully completed clinical development of any of our product candidates, and there are no drugs on the market that have been discovered using our drug discovery platform.

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

We will need to continue to manage our organization and we may encounter difficulties with our staffing and any future transitions, which could adversely affect our results of operations.*

We will need to effectively manage our operations and facilities in order to advance our drug development programs, including those covered by our collaborations with Allergan, achieve milestones under our collaboration agreements, facilitate additional collaborations, and pursue other development activities. It is possible that our infrastructure may be inadequate to support our future efforts and expected growth. In particular, we may have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop, including pimavanserin. Our corporate headquarters lease in San Diego, California will expire in June 2013 and we will need to secure alternative facilities to conduct our operations. While we believe there are many available and appropriate lease alternatives, any delay in securing new or adequate facilities could cause a disruption in our business. We may not successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals.

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

Risks Related to Our Common Stock

Our stock price may be particularly volatile because we are a drug discovery and development company.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our product candidates, including results of clinical trials or other efforts in our pimavanserin development program or our chronic pain or glaucoma collaborations;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding our collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	our failure to meet applicable NASDAQ listing standards and the possible delisting of our common stock from the NASDAQ Global Market;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as blogs and chat rooms;

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

In particular, our development program with pimavanserin encompasses a number of studies, open-label safety extension trials and a range of supporting studies, such as drug-drug interaction studies and CMC development, including stability testing of registration batches. Any unfavorable outcome in one or more of the studies in the development of pimavanserin, or the CMC development related thereto, could be a major set-back for our company, generally. Such an unfavorable outcome could have a material adverse effect on our company and the value of our common stock.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. We filed registration statements in connection with private financings that we concluded in January 2011 and December 2012, which registrations cover approximately 17.0 million shares and 19.5 million shares of our common stock, respectively. We also have an effective registration statement to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registration from time to time, including pursuant to the At-the-Market Issuance Sales Agreement, or ATM Agreement, that we put in place in March 2012 with MLV &Co. LLC. Through December 31, 2012, we had sold 5.3 million shares for an aggregate of $17.7 million under the ATM Agreement, which permits total sales of up to $20 million in the aggregate. There have not been any sales after December 31, 2012. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements.

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

If we do not meet continued listing requirements, our common stock may be delisted from the NASDAQ Global Market.*

The NASDAQ Global Market imposes, among other requirements, listing maintenance standards as well as minimum bid and public float requirements. If we do not meet the listing requirements, we would fail to be in compliance with NASDAQ’s continued listing standards and, if we are unable to cure the non-compliance within 180 days, our common stock may be delisted from the NASDAQ Global Market and we may not be able to maintain the continued listing of our common stock on the NASDAQ Global Market. Delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations.

ITEM 4.	MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to certain purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 7, 2013, formatted in formatted in XBRL (Extensible Business Reporting Language), are furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: May 7, 2013	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)