Form 10-Q
period 2013-06-30
ACADIA PHARMACEUTICALS INC
filed 2013-08-06
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Total shares of common stock outstanding as of the close of business on July 31, 2013:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	88,783,766

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	June 30, 2013	December 31, 2012 (1)
Assets
Cash and cash equivalents	$24,247	$57,899
Investment securities, available-for-sale	181,204	50,068
Prepaid expenses, receivables and other current assets	1,310	581

Total current assets	206,761	108,548
Property and equipment, net	92	42
Other assets	56	—

Total assets	$206,909	$108,590

Liabilities, redeemable common stock and stockholders’ equity
Accounts payable	$1,177	$1,375
Accrued expenses	6,488	4,139
Deferred revenue	111	434

Total current liabilities	7,776	5,948

Commitments and contingencies (Note 9)
Redeemable common stock, $0.0001 par value; 5,347,137 shares issued and outstanding at June 30, 2013 and December 31, 2012 (Note 9)	17,658	17,658

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2013 and December 31, 2012; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2013 and December 31, 2012; 83,429,819 shares and 73,334,216 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	8	7
Additional paid-in capital	564,417	452,693
Accumulated deficit	(382,924)	(367,720)
Accumulated other comprehensive income (loss)	(26)	4

Total stockholders’ equity	181,475	84,984

Total liabilities, redeemable common stock and stockholders’ equity	$206,909	$108,590

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Collaborative revenues	$451	$599	$868	$1,049
Operating expenses
Research and development (includes stock-based compensation of $473, $154, $727, and $293, respectively)	7,112	4,472	11,542	9,493
General and administrative (includes stock-based compensation of $591, $324, $919, and $598, respectively)	2,496	1,556	4,647	3,216

Total operating expenses	9,608	6,028	16,189	12,709

Loss from operations	(9,157)	(5,429)	(15,321)	(11,660)
Interest income, net	76	10	117	23

Net loss	$(9,081)	$(5,419)	$(15,204)	$(11,637)

Net loss per common share, basic and diluted	$(0.11)	$(0.10)	$(0.19)	$(0.22)

Weighted average common shares outstanding, basic and diluted	83,410	52,961	81,105	52,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Loss	$(9,081)	$(5,419)	$(15,204)	$(11,637)

Other comprehensive loss:
Unrealized loss on investment securities	(41)	(3)	(30)	(6)

Comprehensive loss	$(9,122)	$(5,422)	$(15,234)	$(11,643)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(15,204)	$(11,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,646	891
Amortization of investment premium	473	(156)
Other	13	(44)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(729)	475
Other assets	(56)	8
Accounts payable	(198)	(1,203)
Accrued expenses	2,349	1,721
Deferred revenue	(323)	(85)

Net cash used in operating activities	(12,029)	(10,030)

Cash flows from investing activities
Purchases of investment securities	(162,032)	(9,838)
Maturities of investment securities	30,393	22,005
Proceeds from sales (purchases) of property and equipment	(63)	103

Net cash (used in) provided by investing activities	(131,702)	12,270

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	110,079	98
Repayments of long-term debt	—	(19)

Net cash provided by financing activities	110,079	79

Net (decrease) increase in cash and cash equivalents	(33,652)	2,319
Cash and cash equivalents
Beginning of period	57,899	6,889

End of period	$24,247	$9,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of June 30, 2013, the Company had an accumulated deficit of $382.9 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development and commercialization of its product candidates.

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

2. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. For the three and six months ended June 30, 2013, the calculation of the weighted average number of common shares outstanding includes 5.3 million shares of redeemable common stock issued during 2012. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, increased to include potential dilutive common shares that were outstanding during the period. The effect of outstanding stock options and warrants is reflected, when dilutive, in diluted earnings per common share by application of the treasury stock method. The Company has excluded all outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for all periods presented.

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	7,217	7,178	7,129	6,721
Antidilutive warrants to purchase common stock	3,725	4,655	3,725	4,667

	10,942	11,833	10,854	11,388

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $1.1 million and $1.6 million during the three and six months ended June 30, 2013, respectively, and $478,000 and $891,000 during the three and six months ended June 30, 2012, respectively. At June 30, 2013, total unrecognized compensation cost related to stock options and purchase plan rights was $15.0 million, which is expected to be recognized over a weighted-average period of 2.7 years.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Accrued clinical and research services	$5,155	$3,216
Accrued compensation and benefits	913	413
Accrued professional fees	339	364
Other	81	146

Total	$6,488	$4,139

5. Investment Securities

Investment securities, including investment securities available-for-sale and investment securities classified as cash equivalents, consisted of the following (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
Government sponsored enterprise securities	$95,490	$4	$(17)	$95,477
Commercial paper	40,509	74	—	40,583
Corporate debt securities	61,972	—	(91)	61,881

	$197,971	$78	$(108)	$197,941

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Treasury notes	$2,029	$1	$—	$2,030
Government sponsored enterprise securities	54,353	4	(5)	54,352

	$56,382	$5	$(5)	$56,382

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2013, the Company held $25.8 million of available-for-sale investment securities with contractual maturity dates more than one year and less than two years, and all other available-for-sale investment securities had contractual maturity dates of less than one year.

6. Fair Value Measurements

As of June 30, 2013, the Company held $204.6 million of cash equivalents and available-for-sale investment securities consisting of a money market fund and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of June 30, 2013 or December 31, 2012.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Money market fund	$6,692	$6,692	$—	$—
Government sponsored enterprise securities	95,477	—	95,477	—
Commercial paper	40,583	—	40,583	—
Corporate debt securities	61,881	—	61,881	—

	$204,633	$6,692	$197,941	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$51,216	$51,216	$—	$—
U.S. Treasury notes	2,030	2,030	—	—
Government sponsored enterprise securities	54,352	—	54,352	—

	$107,598	$53,246	$54,352	$—

7. Stockholders’ Equity

In May 2013, the Company raised net proceeds of $107.9 million from the sale of 9,200,000 shares of its common stock in a public offering, including 1,200,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option.

8. Collaborative Research and Licensing Agreements

The Company has been a party to three separate collaboration agreements with Allergan, Inc. The March 2003 collaboration originally provided for a three-year research term, which had been extended by the parties through March 2013. Pursuant to this agreement, the Company had received an aggregate of $19.5 million in payments, consisting of an upfront payment, research funding and related fees, through the conclusion of the collaboration in March 2013. The Company’s two other collaboration agreements with Allergan involve the development of product candidates in the areas of glaucoma and chronic pain. Under the glaucoma collaboration, the Company had received an aggregate of $9.9 million in payments as of June 30, 2013, and is eligible to receive up to an aggregate of approximately $15.5 million in additional payments per product upon the achievement of development and regulatory milestones. Under the chronic pain collaboration, the Company had received an aggregate of $10.5 million in payments as of June 30, 2013, and is eligible to receive up to an aggregate of $10 million in additional payments upon the achievement of development and regulatory milestones. The Company also is eligible to receive royalties on future product sales worldwide, if any, under each of the two ongoing collaboration agreements with Allergan. The Company recognized revenues, consisting of research funding, milestone and related fees, from its collaboration agreements with Allergan of $257,000 and $544,000 during the three and six months ended June 30, 2013, respectively, and $285,000 and $548,000 during the three and six months ended June 30, 2012, respectively.

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Pharma Co., Ltd. (“Meiji Seika Pharma”). In July 2012, the Company and Meiji Seika Pharma jointly decided to discontinue the development program that was being pursued under the collaboration, and the collaboration agreement was terminated pursuant to its terms. Under the collaboration agreement, the Company had received $3 million in non-refundable license fees as well as payments for the reimbursement of development costs that it had incurred during the collaboration. Payments received from Meiji Seika Pharma were deferred and recognized as revenues using a contingency-adjusted performance model over the estimated period of the Company’s performance. Upon the termination of this collaboration agreement and the end of the Company’s related performance obligations, the Company recorded as revenue all of the remaining deferred revenue from this collaboration during the third quarter of 2012. The Company recognized revenues relating to this collaboration of $109,000 and $222,000 during the three and six months ended June 30, 2012, respectively.

9. Commitments and Contingencies

The Company has entered into agreements with contract research organizations and other external service providers primarily for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $12.3 million of future services under these agreements as of June 30, 2013. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

In March 2012, the Company entered into an At-The-Market Issuance Sales Agreement (“ATM Agreement”) with MLV & Co. LLC. Pursuant to the ATM Agreement, in 2012 the Company sold 5,347,137 shares of common stock. In November 2012, the Company determined that it had failed to timely file a Current Report on Form 8-K to report the election of a new director in January 2012. As a result, the Company became ineligible to use its effective shelf registration statement on Form S-3. Therefore, sales of the Company’s common stock made pursuant to the ATM Agreement in 2012 may be subject to potential rescission rights for an amount up to $17.7 million, the aggregate purchase price paid for such shares, plus statutory interest. No stockholder has claimed or attempted to exercise any rescission rights to date and any such rights expire in the current year. If it were determined that the Company sold unregistered securities, the Company could be subject to enforcement actions or penalties and fines by regulatory authorities. The Company is unable to predict the likelihood of any claims or actions being brought against it or the amount of any potential penalties or fines related to such sales of common stock. These shares are treated as outstanding for financial reporting purposes.

10. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued authoritative guidance related to reclassifications out of accumulated other comprehensive income (loss). This guidance requires that companies present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the financial statements where net income is presented or as a separate disclosure in the footnotes to the financial statements. This authoritative guidance became effective in the current quarter. The Company’s components of accumulated other comprehensive loss include unrealized gains and losses on available-for-sale investment securities and foreign currency translation adjustments. During the three and six months ended June 30, 2013 and 2012, no realized gains or losses on available-for-sale investment securities were recognized and no changes occurred within foreign currency translation adjustments, therefore, no amounts were reclassified out of accumulated other comprehensive loss to net loss for the periods presented. Accordingly, the adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. We have a pipeline of product candidates led by pimavanserin, which is in Phase III development as a potential first-in-class treatment for Parkinson’s disease psychosis. We have reported successful results from a pivotal Phase III trial with pimavanserin in patients with Parkinson’s disease psychosis, the -020 study. We hold worldwide commercialization rights to pimavanserin. Our pipeline also includes clinical-stage programs for chronic pain and glaucoma in collaboration with Allergan, Inc. and two advanced preclinical programs directed at Parkinson’s disease and other neurological disorders. All of our product candidates emanate from internal discoveries.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of June 30, 2013, we had an accumulated deficit of $382.9 million. We expect to continue to incur operating losses for at least the next several years as we pursue the development and commercialization of our product candidates.

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

Recent Developments

In April 2013, we announced that the U.S. Food and Drug Administration, or FDA, had agreed that the data from our -020 study, together with supportive data from our other studies with pimavanserin, are sufficient to support the filing of a New Drug Application, or NDA, for the treatment of Parkinson’s disease psychosis. We are currently focused on completing the remaining elements of our Parkinson’s disease psychosis development program that are needed for submission of an NDA. These include customary supportive studies, such as drug-drug interaction studies, and Chemistry, Manufacturing and Controls, or CMC, development, such as stability testing of registration batches. Subject to changes that could result from future interactions with the FDA or other developments, we are currently targeting an NDA submission near the end of 2014. While the FDA has agreed to accept and review an NDA for pimavanserin on the basis of our positive pivotal -020 study, along with supportive efficacy and safety data from other pimavanserin studies, the NDA will be subject to a standard FDA review to determine whether the filing package is adequate to support approval of pimavanserin for Parkinson’s disease psychosis.

In May 2013, we raised net proceeds of $107.9 million from the sale of 9,200,000 shares of our common stock in a public offering, including 1,200,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option.

In June 2013, we announced that Allergan advanced an additional product candidate as a potential new treatment for glaucoma. The novel small molecule resulted from joint research conducted by the companies under their recently concluded research collaboration focused on new therapies for glaucoma and related ophthalmic conditions.

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of June 30, 2013, we had received an aggregate of $115.5 million in payments under these agreements, including upfront payments, research funding, milestone payments, and reimbursed development expenses. We expect our revenues for the next several years to consist primarily of revenues derived from payments under our current agreements with Allergan and potential additional collaborations, as well as grant funding.

We have been a party to three collaboration agreements with Allergan. Pursuant to our March 2003 collaboration agreement with Allergan, we had received an aggregate of $19.5 million in payments, consisting of an upfront payment, research funding and related fees, through the conclusion of this agreement in March 2013. Our two other collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any, under each of our ongoing collaboration agreements with Allergan. Each of our current agreements with Allergan is subject to termination upon notice from Allergan.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidate, pimavanserin. We currently are responsible for all costs incurred in the development of pimavanserin as well as for the costs associated with our other internal programs. We are not responsible for, nor have we incurred, development expenses in our collaborative programs for chronic pain and glaucoma, which we are pursuing with Allergan.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
External costs:
Pimavanserin	$5,154	$3,013	$7,828	$6,550
Other programs	163	265	340	523

Subtotal	5,317	3,278	8,168	7,073
Internal costs	1,322	1,040	2,647	2,127
Stock-based compensation	473	154	727	293

Total research and development	$7,112	$4,472	$11,542	$9,493

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

We expect our research and development expenses to increase and continue to be substantial as we pursue the development of pimavanserin, including development activities in our Phase III Parkinson’s disease psychosis program, a planned Phase II trial in Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia, and of our other product candidates.

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

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenues

Revenues decreased to $451,000 for the three months ended June 30, 2013 from $599,000 for the three months ended June 30, 2012. This decrease was primarily due to the termination of our collaboration with Meiji Seika Pharma Co. Ltd. in July 2012. Revenue from our collaboration with Meiji Seika Pharma totaled $109,000 for the three months ended June 30, 2012. Revenues from our collaborations with Allergan totaled $257,000 for the three months ended June 30, 2013 compared to $285,000 for the three months ended June 30, 2012. Revenues from our research grants totaled $194,000 for the three months ended June 30, 2013 compared to $205,000 for the three months ended June 30, 2012. The research term of our 2003 collaboration with Allergan ended in March 2013 and we will no longer receive research funding from Allergan. Additional payments from our two ongoing collaboration agreements with Allergan are dependent on the advancement of our applicable product candidates. As a result, we anticipate our revenues to decrease in the near term and to fluctuate thereafter based on whether milestones are reached under our existing collaboration agreements and whether any payments are due from future collaboration agreements, if any.

Research and Development Expenses

Research and development expenses increased to $7.1 million for the three months ended June 30, 2013, including $473,000 in stock-based compensation, from $4.5 million for the three months ended June 30, 2012, including $154,000 in stock-based compensation. The increase in research and development expenses was primarily due to $2.0 million in increased external service costs, as well as increased personnel, stock-based compensation and other costs associated with our research and development organization. External service costs totaled $5.3 million, or 75 percent of our research and development expenses, for the three months ended June 30, 2013, compared to $3.3 million, or 73 percent of our research and development expenses, for the comparable period in 2012. The increase in external service costs was primarily attributable to increased development costs incurred in our Phase III program for pimavanserin. We anticipate that our research and development expenses will increase in future periods as we continue to advance our Phase III program for pimavanserin in Parkinson’s disease psychosis and initiate a Phase II trial in Alzheimer’s disease psychosis and pursue development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $2.5 million for the three months ended June 30, 2103, including $591,000 in stock-based compensation, from $1.6 million for the three months ended June 30, 2012, including $324,000 in stock-based compensation. The increase in general and administrative expenses was primarily attributable to an increase of $642,000 in combined personnel and stock-based compensation costs, as well as an increase of $247,000 in external expenses. We anticipate that our general and administrative expenses will increase in future periods to support our planned development and commercial activities for pimavanserin.

Comparison of the Six Months Ended June 30, 2013 and 2012

Revenues

Revenues decreased to $868,000 for the six months ended June 30, 2013 from $1.0 million for the six months ended June 30, 2012 primarily due to the termination of our collaboration with Meiji Seika Pharma in July 2012. Revenue from our collaboration with Meiji Seika Pharma totaled $222,000 for the six months ended June 30, 2012. Revenues from our collaborations with Allergan totaled $544,000 for the six months ended June 30, 2013 and were comparable to the revenues from these collaborations for the six months ended June 30, 2012. Revenues from our research grants totaled $324,000 for the six months ended June 30, 2013 compared to $278,000 for the six months ended June 30, 2012. The research term of our 2003 collaboration with Allergan ended in March 2013 and we will no longer receive research funding from Allergan. Additional payments from our two ongoing collaboration agreements with Allergan are dependent on the advancement of our applicable product candidates. As a result, we anticipate our revenues to decrease in the near term and to fluctuate thereafter based on whether milestones are reached under our existing collaboration agreements and whether any payments are due from future collaboration agreements, if any.

Research and Development Expenses

Research and development expenses increased to $11.5 million for the six months ended June 30, 2013, including $727,000 in stock-based compensation, from $9.5 million for the six months ended June 30, 2012, including $293,000 in stock-based compensation. The increase in research and development expenses was primarily due to $1.1 million in increased external service costs as well as increased personnel and other costs associated with our research and development organization. External service costs totaled $8.2 million, or 71 percent of our research and development expenses, for the six months ended June 30, 2013, compared to $7.1 million, or 75 percent of our research and development expenses, for the comparable period of 2012. The increase in external service costs was largely attributable to increased development costs incurred in our Phase III program for pimavanserin.

General and Administrative Expenses

General and administrative expenses increased to $4.6 million for the six months ended June 30, 2013, including $919,000 in stock-based compensation, from $3.2 million for the six months ended June 30, 2012, including $598,000 in stock-based compensation. The increase in general and administrative expenses was primarily attributable to an increase of $888,000 in combined personnel and stock-based compensation costs, as well as an increase of $390,000 in external expenses.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of June 30, 2013, we had received $549.8 million in net proceeds from sales of our equity securities, including $6.9 million in debt we had retired through the issuance of our common stock, $115.5 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.3 million in interest income.

At June 30, 2013, we had $205.5 million in cash, cash equivalents and investment securities compared to $108.0 million at December 31, 2012. We expect that our cash, cash equivalents and investment securities will total at least $183 million at December 31, 2013. We anticipate that the level of cash used in our operations will increase in 2014, relative to 2013, in order to fund our ongoing and planned development and pre-commercial activities for pimavanserin. We expect that our current cash, cash equivalents and investment securities will be sufficient to fund our operations at least through 2015.

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

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse our collaborators or our collaborators are obligated to reimburse us for costs under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the extent to which potential rescission rights for redeemable common stock are exercised;

•	the costs of securing manufacturing arrangements for clinical or commercial production of product candidates;

•	the costs of preparing applications for regulatory approvals for our product candidates; and

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through strategic collaborations, private or public sales of our equity securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. We cannot be certain that future funding will be available to us on acceptable terms, or at all. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to financing in the future. In particular, any unfavorable development in our pimavanserin program could have a material adverse effect on our ability to raise additional capital.

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

Net cash used in operating activities increased to $12.0 million for the six months ended June 30, 2013 from $10.0 million for the six months ended June 30, 2012. This increase was primarily due to an increase in our net loss, offset by changes in our operating assets and liabilities, including an aggregate increase of $2.2 million in accounts payable and accrued expenses for the six months ended June 30, 2013 compared to an aggregate increase of $518,000 for the comparable period of 2012. The increase in accounts payable and accrued expenses during the six months ended June 30, 2013 was primarily due to increased external service costs incurred in our development activities, the timing and amount of which may fluctuate significantly from period to period.

Net cash used in investing activities totaled $131.7 million for the six months ended June 30, 2013 compared to net cash provided by investing activities of $12.3 million for the six months ended June 30, 2012. Net cash used in or provided by investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash used in investing activities for the six months ended June 30, 2013 compared to net cash provided by investing activities for the six months ended June 30, 2012 was primarily due to increased purchases of investment securities, which occurred following our equity financing in May 2013, relative to maturities of investment securities.

Net cash provided by financing activities totaled $110.1 million for the six months ended June 30, 2013, compared to $79,000 for the six months ended June 30, 2012. This increase was primarily attributable to proceeds from sales of our common stock and stock option exercises, including $107.9 million in net proceeds received from our public offering in May 2013.

The following table summarizes our contractual obligations at June 30, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,970	$602	$1,368	$—	$—

We have also entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the development of our product candidates. We were contractually obligated for up to approximately $12.3 million of future services under these agreements as of June 30, 2013. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

During 2012, we raised gross proceeds of $17.7 million from the sale of 5.3 million shares of common stock under the ATM Agreement. For a discussion of potential rescission rights related to our ATM sales, see “Notes to Condensed Consolidated Financial Statements—Note 9—Commitments and Contingencies” in Item 1 of Part I of this Quarterly Report.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 10 — Recent Accounting Pronouncements”.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

In April 2013, we announced that the FDA had agreed that the data from our -020 study, together with supportive data from our other studies with pimavanserin, are sufficient to support the filing of a New Drug Application, or NDA, for the treatment of Parkinson’s disease psychosis. We are currently focused on completing the remaining elements of our pimavanserin Parkinson’s disease psychosis development program that are needed for submission of an NDA. These include customary supportive studies, such as drug-drug interaction studies, and Chemistry, Manufacturing and Controls, or CMC, development, such as stability testing of registration batches. While the FDA has agreed that an NDA for pimavanserin would be accepted for filing on the basis of our positive pivotal -020 study, along with supportive efficacy and safety data from other pimavanserin studies, the NDA will be subject to a standard FDA review to determine whether the filing package is adequate to support approval of pimavanserin for Parkinson’s disease psychosis. We plan to have a pre-NDA meeting with the FDA and may learn that additional studies or CMC development that we are not currently expecting are required before the pimavanserin NDA would be accepted for filing by the FDA. Notwithstanding the guidance that we received in April 2013, the FDA retains complete discretion in deciding whether to file and approve an NDA for pimavanserin. Thus, significant uncertainty remains regarding the clinical development and regulatory approval process for pimavanserin.

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2013, we had an accumulated deficit of approximately $382.9 million. We expect to incur net losses over the next several years as we advance our programs and incur significant development and commercialization costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the three and six months ended June 30, 2013 were from our collaborations with Allergan and our agreements with other parties, including our research and development grants. The research term of our 2003 collaboration with Allergan concluded in March 2013. As a result, we will no longer recognize revenues from this collaboration and, therefore, we expect our revenues to decrease in the near term. We anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues for the next several years.

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

The pivotal Phase III study with pimavanserin in Parkinson’s disease patients with psychosis, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin in that indication or other indications will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from our successful pivotal -020 Phase III trial with pimavanserin for the treatment of Parkinson’s disease psychosis. Following our April 2013 meeting with the FDA, we will no longer conduct our previously planned confirmatory pivotal Phase III study, however, we do have to conduct customary supportive studies, such as drug-drug interaction studies, and CMC development prior to filing an NDA. Even though we successfully completed the -020 study, those results are not predictive of results of the supportive studies and CMC development needed before an NDA may be submitted to the FDA. We believe that pimavanserin also may have utility in indications other than Parkinson’s disease psychosis, such as Alzheimer’s disease psychosis and as a co-therapy for schizophrenia. However, we have never tested pimavanserin in clinical studies for Alzheimer’s disease psychosis and we have only conducted a Phase II trial for co-therapy in schizophrenia. There is no guarantee that we will have the same level of success in these other indications that we had with the -020 study or that we will be successful at all in future studies for these additional indications.

If we do not successfully complete development of pimavanserin, we will be unable to market and sell products derived from it and to generate related product revenues. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for commercialization.

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*

A key aspect of our strategy is to selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. The research term of our 2003 agreement with Allergan ended in March 2013, and additional payments from our two ongoing agreements with Allergan are dependent upon successful advancement of our applicable product candidates. Unless these milestones are met or a new research term is undertaken, we will not receive future revenues from our current collaborations with Allergan.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $205.5 million at June 30, 2013. While we believe that our existing cash resources will be sufficient to fund our cash requirements at least through 2015, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse our collaborators or our collaborators are obligated to reimburse us for costs under our collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the extent to which potential rescission rights for redeemable common stock are exercised;

•	the costs of securing manufacturing arrangements for clinical or commercial production;

•	the costs of preparing applications for regulatory approvals for our product candidates;

•	the costs of establishing, or contracting for, sales and marketing capabilities if we obtain regulatory clearances to market our product candidates; and

•	the costs associated with litigation.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, private or public sales of our securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. Additional funding, if obtained, may significantly dilute existing stockholders.

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

Our most advanced product candidates are in development, which is a long, expensive and unpredictable process, and there is a high risk of failure.*

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we ended Phase I testing of AM-831 in 2012 and had previously had an unsuccessful Phase III trial with our most advanced product candidate, pimavanserin. Following the reporting of successful results from the Phase III -020 study with pimavanserin in November 2012 and our meeting with the FDA in April 2013, we are conducting customary supportive studies, such as drug-drug interaction studies, and CMC development, such as stability testing of registration batches, prior to our planned submission of an NDA for pimavanserin in Parkinson’s disease psychosis near the end of 2014. An unfavorable outcome in any of the foregoing development efforts would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our pimavanserin program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our Parkinson’s disease psychosis program with pimavanserin, we expect to commence a Phase II study with pimavanserin for patients with Alzheimer’s disease psychosis in 2013 and we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which have reached Phase II and Phase I development, respectively.

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

If conflicts arise with our collaborators, they may act in their self-interests, which may be adverse to our interests.

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

If we are unable to attract, retain, and motivate key management and research and development staff, our drug development programs and our research and discovery efforts may be delayed and we may be unable to successfully develop or commercialize our product candidates, including pimavanserin.*

Our success depends on our ability to attract, retain, and motivate highly qualified management and scientific personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. In the future, we expect to need to hire additional personnel as we expand our research and development efforts and continue the pre-commercialization activities for pimavanserin from our current levels. We face competition for experienced scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. If we are unable to attract and retain the necessary personnel, this will significantly impede the achievement of our research and development objectives and our commercialization efforts for pimavanserin, and our ability to meet the demands of our collaborators in a timely fashion.

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

In the future, if we have products that are approved, healthcare legislation may make it more difficult to receive revenues from those products.*

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

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required as of August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services, or CMS, to be required by March 31, 2014 and by the 90th day of each subsequent calendar year;

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

Adverse securities and credit market conditions may significantly affect our ability to raise capital.*

Historically, turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to financing in the future. This could have a material adverse effect on our ability to access funding on acceptable terms, or at all, and our stock price may suffer further as a result.

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

ITEM 4.	MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 17, 2009).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1	Lease Amendment, dated May 22, 2013, between the Registrant and RGH Holdings Limited Partnership, to Standard Industrial/Commercial Single-Tenant Lease-Net, dated August 15, 1997, between the Registrant and R.G. Harris Co.

10.2[b]	Amendment to 1999 Collaboration Agreement between Registrant, Allergan, Inc. and Allergan Sales, LLC, dated May 31, 2013 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 5, 2013).

10.3	Lease to 11085 Torreyana Road between Registrant and HCP Torreyana, LLC, dated June 5, 2013 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 7, 2013).

10.4[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 12, 2013).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in formatted in XBRL (Extensible Business Reporting Language), are furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[a]	Indicates management contract or compensatory plan or arrangement.
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

ACADIA Pharmaceuticals Inc.

Date: August 6, 2013	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)