Form 10-Q
period 2013-09-30
ACADIA PHARMACEUTICALS INC
filed 2013-11-06
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50768

ACADIA PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1376651
(State of Incorporation)	(I.R.S. Employer Identification No.)

11085 Torreyana Road Suite 100 San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 31, 2013:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	90,866,470

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	September 30, 2013	December 31, 2012 (1)
Assets
Cash and cash equivalents	$11,803	$57,899
Investment securities, available-for-sale	184,377	50,068
Prepaid expenses, receivables and other current assets	2,495	581

Total current assets	198,675	108,548
Property and equipment, net	490	42
Other assets	120	—

Total assets	$199,285	$108,590

Liabilities, redeemable common stock and stockholders’ equity
Accounts payable	$1,120	$1,375
Accrued expenses	6,670	4,139
Deferred revenue	80	434

Total current liabilities	7,870	5,948

Long-term liabilities	2	—
Total liabilities	7,872	5,948

Commitments and contingencies (Note 9)
Redeemable common stock, $0.0001 par value; 1,855,637 and 5,347,137 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively (Note 9)	10,659	17,658

Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2013 and December 31, 2012; no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2013 and December 31, 2012; 88,972,357 shares and 73,334,216 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	9	7
Additional paid-in capital	574,280	452,693
Accumulated deficit	(393,619)	(367,720)
Accumulated other comprehensive income	84	4

Total stockholders’ equity	180,754	84,984

Total liabilities, redeemable common stock and stockholders’ equity	$199,285	$108,590

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Collaborative revenues	$240	$3,478	$1,108	$4,527
Operating expenses
Research and development (includes stock-based compensation of $690, $157, $1,417, and $450, respectively)	7,254	4,400	18,797	13,893
General and administrative (includes stock-based compensation of $1,201, $331, $2,120, and $929, respectively)	3,797	1,485	8,444	4,701

Total operating expenses	11,051	5,885	27,241	18,594

Loss from operations	(10,811)	(2,407)	(26,133)	(14,067)
Interest income, net	116	5	234	28

Net loss	$(10,695)	$(2,402)	$(25,899)	$(14,039)

Net loss per common share, basic and diluted	$(0.12)	$(0.04)	$(0.31)	$(0.26)

Weighted average common shares outstanding, basic and diluted	89,504	53,911	83,946	53,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Loss	$(10,695)	$(2,402)	$(25,899)	$(14,039)

Other comprehensive loss:
Unrealized gain (loss) on investment securities	110	3	80	(4)
Foreign currency translation adjustments	—	(1)	—	(1)

Comprehensive loss	$(10,585)	$(2,400)	$(25,819)	$(14,044)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(25,899)	$(14,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,537	1,379
Amortization of investment securities premium	938	(161)
Depreciation	40	88
Other	(10)	(252)
Changes in operating assets and liabilities:
Prepaid expenses, receivables and other current assets	(1,914)	274
Other assets	(120)	12
Accounts payable	(255)	(829)
Accrued expenses	2,531	1,182
Deferred revenue	(354)	(2,990)
Long-term liabilities	2	—

Net cash used in operating activities	(21,504)	(15,336)

Cash flows from investing activities
Purchases of investment securities	(186,756)	(15,609)
Maturities of investment securities	51,589	24,883
Purchases of property and equipment	(490)	—
Proceeds from sales of property and equipment	12	252

Net cash (used in) provided by investing activities	(135,645)	9,526

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	111,053	6,967
Repayments of long-term debt	—	(28)

Net cash provided by financing activities	111,053	6,939

Effect of exchange rate changes on cash	—	(2)

Net (decrease) increase in cash and cash equivalents	(46,096)	1,127
Cash and cash equivalents
Beginning of period	57,899	6,889

End of period	$11,803	$8,016

Supplemental schedule of cash flow information
Unrealized gain (loss) on investment securities	$80	$(4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of September 30, 2013, the Company had an accumulated deficit of $393.6 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development and commercialization of its product candidates.

The Company will require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s development and regulatory activities, costs associated with establishing necessary sales and marketing capabilities, the scope, prioritization and number of its research and development programs, the ability of its collaborators and the Company to reach milestones and other events or developments under its collaboration and license agreements, and the ability of the Company to enter into new, and to maintain existing, collaboration and license agreements. Until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from private or public sales of its equity securities, debt financing, grant funding, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company cannot raise adequate additional capital, it will be required to delay, further reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. In addition, the Company may be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	7,448	7,301	7,220	6,847
Antidilutive warrants to purchase common stock	3,075	4,618	3,505	4,655

	10,523	11,919	10,725	11,502

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $1.9 million and $3.5 million during the three and nine months ended September 30, 2013, respectively, and $488,000 and $1.4 million during the three and nine months ended September 30, 2012, respectively. At September 30, 2013, total unrecognized compensation cost related to stock options and purchase plan rights was $20.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Accrued research and development services	$4,604	$3,216
Accrued compensation and benefits	1,410	413
Accrued professional fees	446	364
Other	210	146

Total	$6,670	$4,139

5. Investment Securities

Investment securities, including investment securities available-for-sale and investment securities classified as cash equivalents, consisted of the following (in thousands):

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
Government sponsored enterprise securities	$88,204	$40	$(3)	$88,241
Commercial paper	39,541	58	—	39,599
Corporate debt securities	56,552	7	(22)	56,537

	$184,297	$105	$(25)	$184,377

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Treasury notes	$2,029	$1	$—	$2,030
Government sponsored enterprise securities	54,353	4	(5)	54,352

	$56,382	$5	$(5)	$56,382

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2013, the Company held $32.9 million of available-for-sale investment securities with contractual maturity dates more than one year and less than two years, and all other available-for-sale investment securities had contractual maturity dates of less than one year.

6. Fair Value Measurements

As of September 30, 2013, the Company held $193.6 million of cash equivalents and available-for-sale investment securities consisting of a money market fund and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of September 30, 2013 or December 31, 2012.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Money market fund	$9,244	$9,244	$—	$—
Government sponsored enterprise securities	88,241	—	88,241	—
Commercial paper	39,599	—	39,599	—
Corporate debt securities	56,537	—	56,537	—

	$193,621	$9,244	$184,377	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$51,216	$51,216	$—	$—
U.S. Treasury notes	2,030	2,030	—	—
Government sponsored enterprise securities	54,352	—	54,352	—

	$107,598	$53,246	$54,352	$—

7. Stockholders’ Equity

In May 2013, the Company raised net proceeds of $107.9 million from the sale of 9,200,000 shares of its common stock in a public offering, including 1,200,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option.

In August 2013, warrants to purchase 1,759,162 shares of common stock at an exercise price of $1.38 per share were exercised in a cashless transaction resulting in the net issuance of 1,643,006 shares of common stock.

8. Collaborative Research and Licensing Agreements

The Company has been a party to three collaboration agreements with Allergan, Inc. The March 2003 collaboration originally provided for a three-year research term, which had been extended by the parties through March 2013. Pursuant to this agreement, the Company had received an aggregate of $19.5 million in payments, consisting of an upfront payment, research funding and related fees, through the conclusion of the collaboration in March 2013. The Company’s two ongoing collaboration agreements with Allergan involve the development of product candidates in the areas of glaucoma and chronic pain. Under the glaucoma collaboration, the Company had received an aggregate of $9.9 million in payments as of September 30, 2013, and is eligible to receive up to an aggregate of approximately $15.5 million in additional payments per product upon the achievement of development and regulatory milestones. Under the chronic pain collaboration, the Company had received an aggregate of $10.5 million in payments as of September 30, 2013, and is eligible to receive up to an aggregate of $10 million in additional payments upon the achievement of development and regulatory milestones. The Company also is eligible to receive royalties on future product sales worldwide, if any, under each of the two ongoing collaboration agreements with Allergan. The Company recognized revenues, consisting of research funding, milestone and related fees, from its collaboration agreements with Allergan of $15,000 and $559,000 during the three and nine months ended September 30, 2013, respectively, and $294,000 and $842,000 during the three and nine months ended September 30, 2012, respectively.

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Pharma Co., Ltd. (“Meiji Seika Pharma”). In July 2012, the Company and Meiji Seika Pharma jointly decided to discontinue the development program that was being pursued under the collaboration, and the collaboration agreement was terminated pursuant to its terms. Under the collaboration agreement, the Company had received $3 million in non-refundable license fees as well as payments for the reimbursement of development costs that it had incurred during the collaboration. Payments received from Meiji Seika Pharma were deferred and recognized as revenues using a contingency-adjusted performance model over the estimated period of the Company’s performance. Upon the termination of this collaboration agreement and the end of the Company’s related performance obligations, the Company recorded as revenue all of the remaining deferred revenue from this collaboration during the third quarter of 2012. The Company recognized revenues relating to this collaboration of $3.0 million and $3.2 million during the three and nine months ended September 30, 2012, respectively.

9. Commitments and Contingencies

The Company has entered into agreements with contract research organizations and other external service providers primarily for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $12.8 million of future services under these agreements as of September 30, 2013. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

In March 2012, the Company entered into an At-The-Market Issuance Sales Agreement (“ATM Agreement”) with MLV & Co. LLC. Pursuant to the ATM Agreement, in 2012 the Company sold 5,347,137 shares of common stock. In November 2012, the Company determined that it had failed to timely file a Current Report on Form 8-K to report the election of a new director in January 2012. As a result, the Company became ineligible to use its effective shelf registration statement on Form S-3. Sales of 1,855,637 shares of the Company’s common stock made pursuant to the ATM Agreement in 2012 remain subject to potential rescission rights for an amount up to $10.7 million, the aggregate purchase price paid for such shares, plus statutory interest. These shares are treated as outstanding for financial reporting purposes. No stockholder has claimed or attempted to exercise any potential rescission rights to date and any such rights expire in the current year. If it were determined that the Company sold unregistered securities, the Company could be subject to enforcement actions or penalties and fines by regulatory authorities. The Company is unable to predict the likelihood of any claims or actions being brought against it or the amount of any potential penalties or fines related to such sales of common stock.

10. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to reclassifications out of accumulated other comprehensive income (loss). This guidance requires that companies present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the financial statements where net income is presented or as a separate disclosure in the footnotes to the financial statements. This authoritative guidance became effective in the current quarter. The Company’s components of accumulated other comprehensive loss include unrealized gains and losses on available-for-sale investment securities and foreign currency translation adjustments. During the three and nine months ended September 30, 2013 and 2012, no realized gains or losses on available-for-sale investment securities were recognized and no changes occurred within foreign currency translation adjustments, therefore, no amounts were reclassified out of accumulated other comprehensive loss to net loss for the periods presented. Accordingly, the adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued authoritative guidance regarding the presentation of unrecognized tax benefits when a net operating loss carryforward exists. This authoritative guidance amends current guidance. The amended guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amended guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the impact this guidance will have on its consolidated financial statements.

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

In April 2013, we announced that the U.S. Food and Drug Administration, or FDA, had agreed that the data from our -020 study, together with supportive data from our other studies with pimavanserin, are sufficient to support the filing of a New Drug Application, or NDA, for the treatment of Parkinson’s disease psychosis. We are currently focused on completing the remaining elements of our Parkinson’s disease psychosis development program that are needed for submission of an NDA. These include Chemistry, Manufacturing and Controls, or CMC, development, such as stability testing of registration batches, and customary supportive studies, such as drug-drug interaction studies. Subject to changes that could result from future interactions with the FDA or other developments, we are currently targeting an NDA submission near the end of 2014. While the FDA has agreed to accept and review an NDA for pimavanserin on the basis of our positive pivotal -020 study, along with supportive efficacy and safety data from other pimavanserin studies, the NDA will be subject to a standard FDA review to determine whether the filing package is adequate to support approval of pimavanserin for Parkinson’s disease psychosis. We believe that pimavanserin also has the potential to address a range of other neurological and psychiatric disorders, including Alzheimer’s disease psychosis and schizophrenia. We are preparing to initiate a Phase II trial in November to evaluate the use of pimavanserin as a treatment for Alzheimer’s disease psychosis and have completed a Phase II trial with pimavanserin as a co-therapy for schizophrenia.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of September 30, 2013, we had an accumulated deficit of $393.6 million. We expect to continue to incur operating losses for at least the next several years as we pursue the development and commercialization of our product candidates.

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

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for at least the next several years, if at all. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of September 30, 2013, we had received an aggregate of $115.7 million in payments under these agreements, including upfront payments, research funding, milestone payments, and reimbursed development expenses. Until such time as we may receive regulatory approval for, and generate revenues from, product sales, we expect our revenues to consist primarily of revenues derived from payments under our current agreements with Allergan and potential additional collaborations, as well as grant funding.

We have been a party to three collaboration agreements with Allergan, one of which concluded in March 2013. Our two ongoing collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any, under each of our ongoing collaboration agreements with Allergan. Each of our current agreements with Allergan is subject to termination upon notice from Allergan.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other external costs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
External costs:
Pimavanserin	$4,235	$2,991	$12,063	$9,541
Other programs	168	151	508	674

Subtotal	4,403	3,142	12,571	10,215
Internal costs	2,161	1,101	4,809	3,228
Stock-based compensation	690	157	1,417	450

Total research and development	$7,254	$4,400	$18,797	$13,893

At this time, due to the risks inherent in the clinical development and regulatory and approval processes, we are unable to estimate with any certainty the costs we will incur for the continued development of our product candidates for potential commercialization. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development timelines, probability of success, and development costs vary widely. While our current focus is primarily on advancing the development of pimavanserin, we anticipate that we will make determinations as to which other programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

We expect our research and development expenses to increase and continue to be substantial as we pursue the development of pimavanserin, including development and regulatory activities in our Phase III Parkinson’s disease psychosis program, a Phase II trial in Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia, and of our other product candidates. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenues

Revenues decreased to $240,000 for the three months ended September 30, 2013 from $3.5 million for the three months ended September 30, 2012. This decrease was primarily due to the termination of our collaboration with Meiji Seika Pharma Co. Ltd. in July 2012, which resulted in the recognition of the remaining $3.0 million of deferred revenue from this collaboration at that time. Revenues from our collaborations with Allergan decreased to $15,000 for the three months ended September 30, 2013 from $294,000 for the three months ended September 30, 2012, primarily due to the conclusion of our 2003 research collaboration with Allergan in March 2013. We no longer receive research funding from Allergan and additional payments from our two ongoing collaboration agreements with Allergan are dependent on the advancement of our applicable product candidates. Revenues from our agreements with other parties, including our research grants, totaled $225,000 for the three months ended September 30, 2013 compared to $190,000 for the three months ended September 30, 2012.

Research and Development Expenses

Research and development expenses increased to $7.3 million for the three months ended September 30, 2013, including $690,000 in stock-based compensation, from $4.4 million for the three months ended September 30, 2012, including $157,000 in stock-based compensation. The increase in research and development expenses was primarily due to $1.3 million in increased external service costs and $663,000 in increased personnel costs, as well as increased stock-based compensation and other costs associated with our research and development organization. External service costs totaled $4.4 million, or 61 percent of our research and development expenses, for the three months ended September 30, 2013, compared to $3.1 million, or 71 percent of our research and development expenses, for the comparable period in 2012. The increase in external service costs was primarily attributable to increased development costs incurred in our Phase III program for pimavanserin. We anticipate that our research and development expenses will increase in future periods as we continue to advance our Phase III program for pimavanserin in Parkinson’s disease psychosis and initiate a Phase II trial in Alzheimer’s disease psychosis and pursue development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $3.8 million for the three months ended September 30, 2103, including $1.2 million in stock-based compensation, from $1.5 million for the three months ended September 30, 2012, including $331,000 in stock-based compensation. The increase in general and administrative expenses was primarily attributable to an increase of $870,000 in stock-based compensation costs, an increase of $550,000 in personnel costs, and increased external service costs of $590,000. We anticipate that our general and administrative expenses will increase in future periods to support our planned development and commercial activities for pimavanserin.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Revenues

Revenues decreased to $1.1 million for the nine months ended September 30, 2013 from $4.5 million for the nine months ended September 30, 2012 primarily due to the termination of our collaboration with Meiji Seika Pharma in July 2012. Revenues from our collaboration with Meiji Seika Pharma totaled $3.2 million for the nine months ended September 30, 2012. Revenues from our collaborations with Allergan decreased to $559,000 for the nine months ended September 30, 2013 from $842,000 for the nine months ended September 30, 2012, primarily due to the conclusion of our 2003 collaboration with Allergan in March 2013. We no longer receive research funding from Allergan and additional payments from our two ongoing collaboration agreements with Allergan are dependent on the advancement of our applicable product candidates. Revenues from our agreements with other parties, including our research grants, totaled $549,000 for the nine months ended September 30, 2013 compared to $469,000 for the nine months ended September 30, 2012.

Research and Development Expenses

Research and development expenses increased to $18.8 million for the nine months ended September 30, 2013, including $1.4 million in stock-based compensation, from $13.9 million for the nine months ended September 30, 2012, including $450,000 in stock-based compensation. The increase in research and development expenses was primarily due to $2.4 million in increased external service costs, $1.1 million in increased personnel costs, and $967,000 in stock-based compensation. External service costs totaled $12.6 million, or 67 percent of our research and development expenses, for the nine months ended September 30, 2013, compared to $10.2 million, or 74 percent of our research and development expenses, for the comparable period of 2012. The increase in external service costs was largely attributable to increased development costs incurred in our Phase III program for pimavanserin.

General and Administrative Expenses

General and administrative expenses increased to $8.4 million for the nine months ended September 30, 2013, including $2.1 million in stock-based compensation, from $4.7 million for the nine months ended September 30, 2012, including $929,000 in stock-based compensation. The increase in general and administrative expenses was primarily attributable to an increase of $1.2 million in stock-based compensation, an increase of $1.1 million in personnel costs, and increased external service costs of $980,000.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of September 30, 2013, we had received $550.8 million in net proceeds from sales of our equity securities, including $6.9 million in debt that we had retired through the issuance of our common stock, $115.7 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.4 million in interest income.

At September 30, 2013, we had $196.2 million in cash, cash equivalents and investment securities compared to $108.0 million at December 31, 2012. We expect that our cash, cash equivalents and investment securities will total at least $183 million at December 31, 2013. We anticipate that the level of cash used in our operations will increase in 2014, relative to 2013, in order to fund our ongoing and planned development and pre-commercial activities for pimavanserin. We expect that our current cash, cash equivalents and investment securities will be sufficient to fund our operations at least through 2015.

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

Net cash used in operating activities increased to $21.5 million for the nine months ended September 30, 2013 from $15.3 million for the nine months ended September 30, 2012. This increase was primarily due to an increase in our net loss, offset by an increase in stock-based compensation as well as changes in our operating assets and liabilities, including prepaid expenses, receivables and other current assets, deferred revenue, and accounts payable and accrued expenses. Stock-based compensation increased to $3.5 million for the nine months ended September 30, 2013 from $1.4 million for the comparable period of 2012. Prepaid expenses, receivables and other current assets increased by $1.9 million during the nine months ended September 30, 2013, compared to a decrease of $274,000 for the comparable period of 2012, primarily due to an increase in prepaid development costs. Accounts payable and accrued expenses increased by an aggregate of $2.3 million during the nine months ended September 30, 2013, compared to an aggregate increase of $353,000 for the comparable period of 2012. This increase was primarily due to increased external service costs incurred in our development activities, the timing and amount of which may fluctuate significantly from period to period, as well as increased accrued compensation costs. Deferred revenue decreased by $354,000 during the nine months ended September 30, 2013 compared to a decrease of $3.0 million for the comparable period of 2012. The decrease in deferred revenue for the nine months ended September 30, 2012 was primarily due to the termination of our collaboration with Meiji Seika Pharma in July 2012, at which time we recognized all of the remaining deferred revenue from this collaboration.

Net cash used in investing activities totaled $135.6 million for the nine months ended September 30, 2013 compared to net cash provided by investing activities of $9.5 million for the nine months ended September 30, 2012. Net cash used in or provided by investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The increase in net cash used in investing activities for the nine months ended September 30, 2013 compared to net cash provided by investing activities for the nine months ended September 30, 2012 was primarily due to increased purchases of investment securities, which occurred following our equity financing in May 2013, relative to maturities of investment securities.

Net cash provided by financing activities totaled $111.1 million for the nine months ended September 30, 2013, compared to $6.9 million for the nine months ended September 30, 2012. This increase was primarily attributable to proceeds from sales of our common stock and stock option exercises, including $107.9 million in net proceeds received from our public offering in May 2013.

The following table summarizes our contractual obligations at September 30, 2013 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,443	$817	$1,626	$—	$—

We have also entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the development of our product candidates. We were contractually obligated for up to approximately $12.8 million of future services under these agreements as of September 30, 2013. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

During 2012, we raised gross proceeds of $10.7 million from the sale of 1.9 million shares of common stock under the ATM Agreement that may be subject to potential rescission rights. For a discussion of potential rescission rights related to our ATM sales, see “Notes to Condensed Consolidated Financial Statements—Note 9—Commitments and Contingencies” in Item 1 of Part I of this Quarterly Report.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least AA or A1+/p1 as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2013, we had an accumulated deficit of approximately $393.6 million. We expect to incur net losses over the next several years as we advance our programs and incur significant development and commercialization costs.

We have not received, and do not expect to receive for at least the next several years, any revenues from the commercialization of our product candidates. Substantially all of our revenues for the three and nine months ended September 30, 2013 were from our collaborations with Allergan and our agreements with other parties, including our research and development grants. The research term of our 2003 collaboration with Allergan concluded in March 2013. As a result, we will no longer recognize revenues from this collaboration. Until such time as we may gain regulatory approval for, and generate revenues from, product sales, we anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues.

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

The pivotal Phase III study with pimavanserin in Parkinson’s disease patients with psychosis, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin in that indication or other indications will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from our successful pivotal -020 Phase III trial with pimavanserin for the treatment of Parkinson’s disease psychosis. Following our April 2013 meeting with the FDA, we will no longer conduct our previously planned confirmatory pivotal Phase III study, however, we do have to conduct customary supportive studies, such as drug-drug interaction studies and CMC development, prior to filing an NDA. Even though we successfully completed the -020 study, those results are not predictive of results of the supportive studies and CMC development needed before an NDA may be submitted to the FDA. We believe that pimavanserin also may have utility in indications other than Parkinson’s disease psychosis, such as Alzheimer’s disease psychosis and as a co-therapy for schizophrenia. However, we have never tested pimavanserin in clinical studies for Alzheimer’s disease psychosis and we have only conducted a Phase II trial for co-therapy in schizophrenia. There is no guarantee that we will have the same level of success in these other indications that we had with the -020 study or that we will be successful at all in future studies for these additional indications.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $196.2 million at September 30, 2013. While we believe that our existing cash resources will be sufficient to fund our cash requirements at least through 2015, we will require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we ended Phase I testing of AM-831 in 2012 and had previously had an unsuccessful Phase III trial with our most advanced product candidate, pimavanserin. Following the reporting of successful results from the Phase III -020 study with pimavanserin in November 2012 and our meeting with the FDA in April 2013, we are conducting customary supportive studies, such as drug-drug interaction studies, and CMC development, such as stability testing of registration batches, prior to our planned submission of an NDA for pimavanserin in Parkinson’s disease psychosis near the end of 2014. An unfavorable outcome in any of the foregoing development efforts would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our pimavanserin program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our Parkinson’s disease psychosis program with pimavanserin, we expect to commence a Phase II study with pimavanserin for patients with Alzheimer’s disease psychosis in November 2013 and we also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which have reached Phase II and Phase I development, respectively.

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

Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay our ability to generate product revenues.*

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining clearance from the FDA to commence clinical trials pursuant to an Investigational New Drug application;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site; and

•	patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated screening or retention rates of patients in clinical trials;

•	serious adverse events or side effects experienced by participants; and

•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials.

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

If we are unable to attract, retain, and motivate key management and research and development staff, our drug development programs and our research and discovery efforts may be delayed and we may be unable to successfully develop or commercialize our product candidates, including pimavanserin.*

Our success depends on our ability to attract, retain, and motivate highly qualified management and scientific personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. In the future, we expect to need to hire additional personnel as we expand our research and development efforts and pre-commercialization activities for pimavanserin from our current levels. We face competition for experienced scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. If we are unable to attract and retain the necessary personnel, this will significantly impede the achievement of our research and development objectives and our commercialization efforts for pimavanserin, and our ability to meet the demands of our collaborators in a timely fashion.

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

We will need to continue to manage our organization and we may encounter difficulties with our staffing and any future transitions, which could adversely affect our results of operations.*

We will need to effectively manage our operations and facilities in order to advance our drug development programs, including those covered by our collaborations with Allergan, achieve milestones under our collaboration agreements, facilitate additional collaborations, and pursue other development and commercialization activities. It is possible that our infrastructure may be inadequate to support our future efforts and expected growth. In particular, we will have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop, including pimavanserin. We may not successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals.

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.*

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the status of development and commercialization of pimavanserin and our other product candidates, including compounds being developed under our collaborations;

•	whether we generate revenues or reimbursements by achieving specified research, development or commercialization milestones under any agreements or otherwise receive potential payments under these agreements;

•	whether we are required to make payments due to achieving specified milestones under any licensing or similar agreements or otherwise make potential payments under these agreements;

•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period, including reimbursement obligations pursuant to our collaboration agreements;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes regarding these collaborations;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development, other internal research and development efforts, and pre-commercial and commercial efforts;

•	the effect of competing technologies and products and market developments;

•	the costs associated with litigation; and

•	general and industry-specific economic conditions.

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

Our ability to generate product revenues will be diminished if our products do not receive coverage from payors or sell for inadequate prices, or if patients are unable to obtain adequate levels of reimbursement.*

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for any approved products, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use any products we may market unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of those products.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of any approved products to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, our products from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize any approved products and thereby adversely impact our profitability, results of operations, financial condition, and future success.

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

Some of our academic institutional licensors, research collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired. Additionally, former employees of ours may seek future employment with our competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. In addition, technology that we may license in may become important to some aspects of our business. We generally will not control the patent prosecution, maintenance or enforcement of in-licensed technology.

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

For example, our potential product for Parkinson’s disease psychosis would compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and with the generic drug clozapine. Our potential product for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Fanapt marketed by Novartis Pharmaceuticals, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Our potential product for Alzheimer’s disease psychosis would compete with Risperdal and with off-label use of antipsychotic drugs. In the area of chronic pain, potential products would compete with Neurontin and Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

Many of our competitors and their collaborators have significantly greater experience than we do in the following:

•	identifying and validating targets;

•	screening compounds against targets;

•	preclinical studies and clinical trials of potential pharmaceutical products; and

•	obtaining FDA and other regulatory approvals.

In addition, many of our competitors and their collaborators have substantially greater capital and research and development resources, manufacturing, sales and marketing capabilities, and production facilities. Smaller companies also may prove to be significant competitors, particularly through proprietary research discoveries and collaboration arrangements with large pharmaceutical and established biotechnology companies. Many of our competitors have products that have been approved or are in advanced development and may develop superior technologies or methods to identify and validate drug targets and to discover novel small molecule drugs. Our competitors, either alone or with their collaborators, may succeed in developing drugs that are more effective, safer, more affordable, or more easily administered than ours and may achieve patent protection or commercialize drugs sooner than us. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Our failure to compete effectively could have a material adverse effect on our business.

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

Risks Related to Our Common Stock

Our stock price may be particularly volatile because we are a drug discovery and development company.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our product candidates, including results of development and commercialization efforts in our pimavanserin development program or our chronic pain or glaucoma collaborations;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding our collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	our failure to meet applicable NASDAQ listing standards and the possible delisting of our common stock from the NASDAQ Global Market;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as blogs and chat rooms;

•	public concern as to, and legislative action with respect to, genetic testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs and drug delivery techniques;

•	regulatory developments in the United States and in foreign countries;

•	the announcement of, or developments in, any litigation matters; and

•	economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest.

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

Shares sold under our ATM Agreement may be subject to rescission rights and other penalties, requiring us to re-purchase shares sold thereunder.*

We did not timely file a Current Report on Form 8-K for the addition of a new board member in January 2012. Upon becoming aware of the oversight, on December 3, 2012 we filed a Current Report on Form 8-K for the event. As a result of not timely filing this current report, and upon filing our Annual Report on Form 10-K for the year ended December 31, 2011 on March 6, 2012, we became ineligible to use our effective shelf registration statement on Form S-3 (File No. 333-178748). Subsequent to March 6, 2012 and prior to becoming aware of the untimely filing of the current report, we sold shares of our common stock pursuant to the ATM Agreement under this registration statement. These sales included an aggregate of 1,855,637 shares sold on November 27, 2012, at an average price of about $5.74, which we refer to as the November ATM Sales. Because we were not eligible to use Form S-3 at the time of the November ATM Sales, the November ATM Sales could be determined to be unregistered sales of securities. Consequently, direct purchasers in the November ATM Sales transactions may have rescission rights pursuant to which they could be entitled to recover the amount paid for such shares, plus statutory interest, upon returning the shares to us. If all of the purchasers in the November ATM Sales transactions demanded rescission of their purchases and it were determined that every such investor were entitled to such rescission rights, we could be obligated to repay an aggregate of approximately $10.7 million, plus statutory interest. Rescission rights would arise due to a potential violation of Section 5 of the Securities Act of 1933, as amended. In addition, if it were determined that we sold unregistered securities, the sale of any such unregistered securities could subject us to enforcement actions or penalties and fines by federal or state regulatory authorities. We are unable to predict the likelihood of any claims or actions being brought against us in connection with these events, or the amount of any potential penalties or fines.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2013, warrants to purchase 1,759,162 shares of common stock at an exercise price of $1.38 per share were exercised in a cashless transaction resulting in the net issuance by the Company of 1,643,006 shares of common stock. Due to the cashless exercise of the warrants, the Company received no proceeds from the issuance of the shares of common stock. The Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(2) thereof and the rules and regulations promulgated thereunder for the issuance of the warrant shares. The warrant shares issued to the warrant holder have been registered for resale under the Securities Act.

ITEM 4.	MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1	First Amendment to Lease, dated August 28, 2013, between the Registrant and HCP Torreyana, LLC regarding 11085 Torreyana Road.

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Thomas H. Aasen, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 6, 2013, formatted in formatted in XBRL (Extensible Business Reporting Language), are furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 6, 2013	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Thomas H. Aasen
Thomas H. Aasen Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)