Form 10-Q
period 2014-03-31
ACADIA PHARMACEUTICALS INC
filed 2014-05-06
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 30, 2014:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	98,976,326

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	March 31, 2014	December 31, 2013 (1)
Assets
Cash and cash equivalents	$96,455	$11,707
Investment securities, available-for-sale	272,830	174,083
Interest and other receivables	1,642	750
Prepaid expenses	1,893	1,820

Total current assets	372,820	188,360
Property and equipment, net	543	579
Other assets	143	179

Total assets	$373,506	$189,118

Liabilities and stockholders’ equity
Accounts payable	$1,562	$372
Accrued expenses	6,429	6,552
Deferred revenue	42	55

Total current liabilities	8,033	6,979

Long-term liabilities	13	8

Total liabilities	8,046	6,987

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2014 and December 31, 2013; 98,835,635 shares and 91,102,618 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	10	9
Additional paid-in capital	788,946	587,742
Accumulated deficit	(423,496)	(405,668)
Accumulated other comprehensive income	—	48

Total stockholders’ equity	365,460	182,131

Total liabilities and stockholders’ equity	$373,506	$189,118

(1)	The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Collaborative revenues	$30	$417

Operating expenses
Research and development (includes stock-based compensation of $1,006 and $254, respectively)	11,668	4,430
General and administrative (includes stock-based compensation of $2,156 and $328, respectively)	6,320	2,151

Total operating expenses	17,988	6,581

Loss from operations	(17,958)	(6,164)
Interest income, net	130	41

Net loss	$(17,828)	$(6,123)

Net loss per common share, basic and diluted	$(0.19)	$(0.08)

Weighted average common shares outstanding, basic and diluted	92,968	78,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(17,828)	$(6,123)

Other comprehensive loss:
Unrealized gain (loss) on investment securities	(48)	11

Comprehensive loss	$(17,876)	$(6,112)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(17,828)	$(6,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,162	582
Amortization of premiums on investment securities	311	145
Depreciation	43	12
Other	—	(7)
Changes in operating assets and liabilities:
Interest and other receivables	(892)	(180)
Prepaid expenses	(73)	(761)
Other assets	36	—
Accounts payable	1,190	21
Accrued expenses	(123)	20
Deferred revenue	(13)	(294)
Long-term liabilities	5	—

Net cash used in operating activities	(14,182)	(6,585)

Cash flows from investing activities
Purchases of investment securities	(150,921)	(54,867)
Maturities of investment securities	51,815	21,773
Purchases of property and equipment	(6)	—
Proceeds from sales of property and equipment	—	8

Net cash used in investing activities	(99,112)	(33,086)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	198,042	208

Net cash provided by financing activities	198,042	208

Net increase (decrease) in cash and cash equivalents	84,748	(39,463)
Cash and cash equivalents
Beginning of period	11,707	57,899

End of period	$96,455	$18,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of March 31, 2014, the Company had an accumulated deficit of $423.5 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development and commercialization of its product candidates.

The Company may require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s development and regulatory activities, including the ability of the Company to obtain regulatory approval for its products, costs associated with establishing necessary sales and marketing capabilities, the amount of product sales, if any, the scope, prioritization and number of its research and development programs, the ability of its collaborators and the Company to reach milestones and other events or developments under its collaboration and license agreements, and the ability of the Company to enter into new, and to maintain existing, collaboration and license agreements. Until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from public or private sales of its equity securities, debt financing, grant funding, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that adequate additional funding will be available on acceptable terms, or at all. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company needs but cannot raise adequate additional capital, it will be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. In such circumstances, the Company may also be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Antidilutive options to purchase common stock	7,679	6,993
Antidilutive warrants to purchase common stock	1,966	3,725

	9,645	10,718

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $3.2 million and $582,000 during the three months ended March 31, 2014 and 2013, respectively. In January 2014, the Company announced that its Chief Financial Officer intended to retire from the Company no later than mid-year 2014. On March 7, 2014, the Board of Directors approved modifications to the Chief Financial Officer’s outstanding stock options. On April 9, 2014, the Chief Financial Officer informed the Company that he would retire on April 18, 2014. Stock-based compensation expense for the three months ended March 31, 2014 included $531,000 related to the modification of the stock options held by the Chief Financial Officer. The Company will record stock-based compensation expense of $1.1 million during the three months ending June 30, 2014 related to the modification of these stock options. As of March 31, 2014, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $35.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Accrued research and development services	$4,307	$4,207
Accrued compensation and benefits	1,265	1,865
Accrued professional fees	753	308
Other	104	172

Total	$6,429	$6,552

5. Investment Securities

Investment securities, including investment securities available-for-sale and investment securities classified as cash equivalents, consisted of the following (in thousands):

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Treasury notes	$2,744	$5	$—	$2,749
Government sponsored enterprise securities	119,507	37	(15)	119,529
Corporate debt securities	130,866	3	(47)	130,822
Commercial paper	22,484	14	—	22,498

	$275,601	$59	$(62)	$275,598

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Treasury notes	$2,743	$4	$—	$2,747
Government sponsored enterprise securities	78,537	28	(5)	78,560
Corporate debt securities	65,290	1	(9)	65,282
Commercial paper	27,468	26	—	27,494

	$174,038	$59	$(14)	$174,083

The Company has classified all of its investment securities available-for-sale, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2014 and December 31, 2013, the Company held $64.3 million and $33.5 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

6. Fair Value Measurements

As of March 31, 2014, the Company held $369.2 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of March 31, 2014 or December 31, 2013.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Money market fund	$93,625	$93,625	$—	$—
U.S. Treasury notes	2,749	2,749	—	—
Government sponsored enterprise securities	119,529	—	119,529	—
Corporate debt securities	130,822	—	130,822	—
Commercial paper	22,498	—	22,498	—

	$369,223	$96,374	$272,849	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$11,748	$11,748	$—	$—
U.S. Treasury notes	2,747	2,747	—	—
Government sponsored enterprise securities	78,560	—	78,560	—
Corporate debt securities	65,282	—	65,282	—
Commercial paper	27,494	—	27,494	—

	$185,831	$14,495	$171,336	$—

7. Stockholders’ Equity

In March 2014, the Company raised net proceeds of $196.8 million from the sale of 7,360,000 shares of its common stock in a public offering, including 960,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option.

8. Collaborative Research and Licensing Agreements

The Company has been a party to three collaboration agreements with Allergan, Inc. The March 2003 research collaboration originally provided for a three-year research term, which was extended by the parties through March 2013. Pursuant to this agreement, the Company received an aggregate of $19.5 million in payments, consisting of an upfront payment, research funding and related fees, through the conclusion of the collaboration in March 2013. The Company’s two ongoing collaboration agreements with Allergan involve the development of product candidates in the areas of glaucoma and chronic pain. Additional payments under these agreements, other than payments for a portion of patent costs for the ongoing collaborations, are dependent upon the successful advancement of an applicable product candidate. Under the glaucoma collaboration, the Company had received an aggregate of $9.9 million in payments as of March 31, 2014, and is eligible to receive up to an aggregate of approximately $15 million in additional payments per product upon the achievement of development and regulatory milestones. Under the chronic pain collaboration, the Company had received an aggregate of $10.5 million in payments as of March 31, 2014, and is eligible to receive up to an aggregate of $10 million in additional payments upon the achievement of development and regulatory milestones. The Company also is eligible to receive royalties on future product sales worldwide, if any, under each of the two ongoing collaboration agreements with Allergan. The Company recognized revenues, consisting of research funding and related fees, from its collaboration agreements with Allergan of $8,000 and $287,000 during the three months ended March 31, 2014 and 2013, respectively.

9. Commitments and Contingencies

The Company has entered into agreements with contract research organizations and other external service providers primarily for services in connection with the development of its product candidates. The Company was contractually obligated for up to approximately $20.8 million of future services under these agreements as of March 31, 2014. The nature of the work being conducted under the Company’s agreements with contract research organizations is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

10. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued authoritative guidance regarding the presentation of unrecognized tax benefits when a net operating loss carryforward exists. This authoritative guidance amends current guidance. The amended guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amended guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this accounting guidance did not have an impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2013 included with our Annual Report filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, product candidates, proprietary and external programs, financial condition and resources, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our filings with the SEC, including this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in neurological and related central nervous system disorders. We have a pipeline of product candidates led by pimavanserin, which is in Phase III development for Parkinson’s disease psychosis and has the potential to be the first drug approved in the United States for this disorder. Pimavanserin is also in Phase II development for Alzheimer’s disease psychosis and has successfully completed a Phase II trial as a co-therapy for schizophrenia. We hold worldwide commercialization rights to pimavanserin. Our pipeline also includes clinical-stage programs for chronic pain and glaucoma in collaboration with Allergan, and two advanced preclinical programs directed at Parkinson’s disease and other neurological disorders. All of our product candidates are small molecules that emanate from internal discoveries.

We are pursuing Parkinson’s disease psychosis as our lead indication for pimavanserin. We have completed a successful pivotal Phase III trial with pimavanserin in patients with Parkinson’s disease psychosis, the -020 Study. Following this study, we met with the U.S. Food and Drug Administration, or FDA, and announced that the agency agreed that the data from the -020 Study, together with supportive data from our other studies with pimavanserin, are sufficient to support the filing of a New Drug Application, or NDA, for the treatment of Parkinson’s disease psychosis. We are currently completing the remaining aspects of our development program that are needed for submission of this NDA. Subject to changes that could result from future interactions with the FDA or other developments, we are planning to submit the NDA near the end of 2014. If approved, we intend to commercialize pimavanserin for this indication in the United States by establishing a specialty sales force. We believe that pimavanserin also has the potential to address a range of other neurological and psychiatric disorders, including Alzheimer’s disease psychosis and schizophrenia. We are currently conducting a Phase II trial to examine the efficacy and safety of pimavanserin as a treatment for patients with Alzheimer’s disease psychosis. We have completed a successful Phase II trial with pimavanserin as a co-therapy for schizophrenia and we are currently planning additional studies for this indication.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of March 31, 2014, we had an accumulated deficit of $423.5 million. We expect to continue to incur operating losses for at least the next several years as we pursue the development and commercialization of our product candidates.

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

Recent Developments

In March 2014, we raised net proceeds of $196.8 million from the sale of 7,360,000 shares of our common stock in a public offering, including 960,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option.

Revenues

We have not generated any revenues from product sales to date. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of March 31, 2014, we had received an aggregate of $115.7 million in payments under these agreements, including upfront payments, research funding, milestone payments, and reimbursed development expenses. Until such time as we may complete development of, receive regulatory approval for, and generate product sales from pimavanserin or other products, we expect our revenues to be derived primarily from payments under our current agreements with Allergan and potential additional collaborations, as well as grant funding.

We have been a party to three collaboration agreements with Allergan, one of which concluded in March 2013. Our two ongoing collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any, under each of our ongoing collaboration agreements with Allergan. However, we no longer receive research funding from these agreements and additional payments, other than payments for a portion of patent costs for our ongoing collaborations, are dependent upon the advancement of an applicable product candidate. Each of our current agreements with Allergan is subject to termination upon notice by Allergan.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. We have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Costs of external service providers:
Pimavanserin	$8,095	$2,674
Other programs	105	177

Subtotal	8,200	2,851
Internal costs	2,462	1,325
Stock-based compensation	1,006	254

Total research and development	$11,668	$4,430

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

We expect our research and development expenses to continue to be substantial and to increase in future periods as we pursue the development of pimavanserin, including development and regulatory activities in our Phase III Parkinson’s disease psychosis program, development activities in our Phase II Alzheimer’s disease psychosis program, and potential studies in other indications, including schizophrenia, and the development of our other product candidates. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

Our general and administrative expenses have consisted primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees associated with legal and accounting services, and costs associated with patents and patent applications for our intellectual property. In addition, during 2013 and early 2014, we established our core commercial organization that will help us prepare for the planned future launch of pimavanserin. We expect our general and administrative expenses to increase in future periods to support our planned development and commercial activities for pimavanserin and other product candidates.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments received pursuant to our current and potential future collaborations, the progress and timing of expenditures related to our development and commercialization efforts, and the extent to which we generate revenues from product sales, if any. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

Revenues decreased to $30,000 for the three months ended March 31, 2014 from $417,000 for the three months ended March 31, 2013, primarily due to the conclusion of our 2003 research collaboration with Allergan in March 2013. Revenues from our collaborations with Allergan totaled $8,000 for the three months ended March 31, 2014 compared to $287,000 for the three months ended March 31, 2013. Future revenues from our two ongoing collaboration agreements with Allergan are dependent upon the advancement of our applicable product candidates and we do not expect to receive significant revenues from these agreements unless and until a product is successfully developed and commercialized. Revenues recognized from our agreements with other parties decreased to $22,000 for the three months ended March 31, 2014, from $130,000 for the three months ended March 31, 2013, due to decreased activities under our research grants.

Research and Development Expenses

Research and development expenses increased to $11.7 million for the three months ended March 31, 2014, including $1.0 million in stock-based compensation expense, from $4.4 million for the three months ended March 31, 2013, including $254,000 in stock-based compensation expense. This increase was primarily due to an increase of $5.3 million in external service costs as well as an increase in costs associated with our expanded research and development organization, including $1.0 million in increased personnel costs, and $752,000 in increased stock-based compensation expense. External service costs totaled $8.2 million, or 70 percent of our research and development expenses for the three months ended March 31, 2014, compared to $2.9 million, or 64 percent of our research and development expenses, for the three months ended March 31, 2013. The increase in external service costs during the three months ended March 31, 2014 was primarily attributable to increased development costs incurred in our Phase III program for pimavanserin. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including our Phase III Parkinson’s disease psychosis program, our Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia, as well as the development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $6.3 million for the three months ended March 31, 2014, including $2.2 million in stock-based compensation expense, from $2.2 million for the three months ended March 31, 2013, including $328,000 in stock-based compensation expense. The increase in general and administrative expenses was primarily due to an increase in costs associated with our expanded administrative organization, including $1.8 million in increased stock-based compensation and $1.0 million in increased personnel expenses, as well as an increase of $1.1 million in external service costs. The increase in external service costs was largely attributable to increased professional fees related to our pre-commercial activities. We anticipate that our general and administrative expenses will increase in future periods to support our planned development and commercial activities for pimavanserin.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of March 31, 2014, we had received $749.5 million in net proceeds from sales of our equity securities, including $6.9 million in debt that we had retired through the issuance of our common stock, $115.7 million in payments from collaboration agreements, $22.4 million in debt financing, and $22.7 million in interest income.

At March 31, 2014, we had $369.3 million in cash, cash equivalents, and investment securities compared to $185.8 million at December 31, 2013. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned development and commercial activities for pimavanserin. We expect that our cash, cash equivalents, and investment securities will be greater than $300 million at December 31, 2014, and that our cash resources will be sufficient to fund our operations at least into 2017.

We may require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the progress in, and the costs of, our development and pre-commercialization activities for pimavanserin and other research and development programs;

•	the costs of preparing applications for regulatory approvals for our product candidates;

•	our ability to obtain regulatory approval for, and generate product sales from, our products;

•	the costs of establishing, or contracting for, sales and marketing capabilities for our product candidates;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones or other events or developments triggering payments under our collaboration and licensing agreements, or our collaborators ability to make payments under these agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and

•	the costs of securing manufacturing arrangements for clinical or commercial production of product candidates.

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

If we need but cannot raise adequate additional capital in the future, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

Net cash used in operating activities increased to $14.2 million for the three months ended March 31, 2014 from $6.6 million for the three months ended March 31, 2013. This increase was primarily due to the increase in our net loss, offset by an increase of $2.6 million in non-cash, stock-based compensation expense, as well as by changes in our operating assets and liabilities, including accounts payable and accrued expenses. Accounts payable and accrued expenses increased by an aggregate of $1.1 million for the three months ended March 31, 2014 compared to an aggregate increase of $41,000 for the three months ended March 31, 2013. This increase was primarily due to increased external service costs incurred in our development and pre-commercial activities, the timing and amount of which may fluctuate significantly from period to period.

Net cash used in investing activities totaled $99.1 million for the three months ended March 31, 2014 compared to $33.1 million for the three months ended March 31, 2013. Net cash used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases of investment securities. The increase in net cash used in investing activities for the three months ended March 31, 2014 relative to the comparable period of 2013 was primarily due to increased purchases of investment securities relative to maturities of investment securities.

Net cash provided by financing activities increased to $198.0 million for the three months ended March 31, 2014 compared to a nominal amount for the three months ended March 31, 2013. The net cash provided by financing activities for the three months ended March 31, 2014 was primarily attributable to $196.8 million in net proceeds received from our public offering of common stock in March 2014.

The following table summarizes our contractual obligations at March 31, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,113	$858	$1,255	$—	$—

We also have entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the development of our product candidates. We were contractually obligated for up to approximately $20.8 million of future services under these agreements as of March 31, 2014. The nature of the work being conducted under our agreements with contract research organizations is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our principal executive, financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2014. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect our net losses to continue for at least several years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2014, we had an accumulated deficit of approximately $423.5 million. We expect to incur net losses over the next several years as we advance our programs and incur significant development and commercialization costs.

We have not received any revenues from the commercialization of our product candidates. We plan to submit our NDA for pimavanserin in PDP near the end of 2014. The regulatory approval process is time consuming and uncertain and there is no guarantee that our planned NDA submission for pimavanserin will be accepted for filing or, if accepted, approved for marketing. Even if our NDA for pimavanserin is approved, we would still expect to incur significant expenses and net losses for at least several years as we begin our first ever commercialization efforts and pursue the development and commercialization of pimavanserin and other product candidates. Substantially all of our revenues for the three months ended March 31, 2014 were from our agreements with various parties, including our research and development grants. The research term of our 2003 collaboration with Allergan concluded in March 2013 and we no longer recognize revenues from this collaboration. Thus, any significant payments from Allergan pursuant to our continuing collaborations are dependent upon the advancement of an applicable product candidate. Until such time as we may gain regulatory approval for, and generate revenues from, product sales, we anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues.

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

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*

One aspect of our strategy is to selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. Our 2003 research agreement with Allergan ended in March 2013, and additional payments from our two ongoing agreements with Allergan, other than payments for a portion of patent costs for these collaborations, are dependent upon successful advancement of our applicable product candidates. Unless these milestones are met, we will not receive significant future revenues from our current collaborations with Allergan.

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

For example, Allergan has announced that it is seeking a partner for further development and commercialization of drug candidates in our chronic pain program. If Allergan is unable to successfully partner this program, it may elect to not pursue further development. In addition, any partner that Allergan does identify may devote substantially less resources than Allergan has devoted to our chronic pain program to date. In April 2014, Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management L.P. announced a proposed acquisition of Allergan. If Allergan is acquired pursuant to this or another transaction or elects to pursue a different transaction, then substantially less resources could be devoted to the programs covered by our collaborations with Allergan or such programs could be discontinued.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $369.3 million at March 31, 2014. While we believe that our existing cash resources will be sufficient to fund our cash requirements at least into 2017, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	the progress in, and the costs of, our development and pre-commercialization activities for pimavanserin and other research and development programs;

•	the costs of preparing applications for regulatory approvals for our product candidates and the timing of any approvals;

•	the costs of establishing, or contracting for, sales and marketing capabilities;

•	our ability to obtain regulatory approval for, and generate product sales from, our products;

•	the scope, prioritization and number of our research and development programs;

•	the ability of our collaborators and us to reach the milestones and other events or developments triggering payments under our collaboration or license agreements, or our collaborators ability to make payments under these agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of product candidates; and

•	the costs associated with litigation.

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

If we are unable to attract, retain, and motivate key management and research and development staff, our drug development programs and our research and discovery efforts may be delayed and we may be unable to successfully develop or commercialize our product candidates, including pimavanserin.*

Our success depends on our ability to attract, retain, and motivate highly qualified management and scientific personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. In the future, we expect to need to hire additional personnel as we expand our research and development efforts and commercial activities for pimavanserin from our current levels. We face competition for experienced scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. In addition, in April 2014, our Chief Financial Officer, who had been with the Company since 1998 and served as our Chief Business Officer, retired. While we have begun to recruit a replacement, there is no guarantee that we will be able to replace the skills and expertise of our prior Chief Financial Officer and we may experience difficulties in transitioning this position, which could adversely impact us. If we are unable to attract and retain the necessary personnel for this and other positions, this will significantly impede the achievement of our research and development objectives, our commercialization efforts for pimavanserin, and our ability to meet the demands of our collaborators in a timely fashion.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. We filed registration statements in connection with private financings that we concluded in January 2011 and December 2012, which registrations cover approximately 17.0 million shares and 19.5 million shares of our common stock, respectively. In addition, in connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and one of our directors, Dr. Stephen R. Biggar. We also have an effective registration statement to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registration statement, or an indeterminate number of shares pursuant to a new registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

ITEM 4.	MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 6, 2014, formatted in formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: May 6, 2014	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive, Financial and Accounting Officer)