Form 10-Q
period 2014-06-30
ACADIA PHARMACEUTICALS INC
filed 2014-08-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 31, 2014:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	99,436,825

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	June 30, 2014	December 31, 2013 (1)
Assets
Cash and cash equivalents	$13,698	$11,707
Investment securities, available-for-sale	340,755	174,083
Interest and other receivables	1,320	750
Prepaid expenses and other current assets	3,081	1,820

Total current assets	358,854	188,360
Property and equipment, net	500	579
Other assets	111	179

Total assets	$359,465	$189,118

Liabilities and stockholders’ equity
Accounts payable	$1,104	$372
Accrued expenses	8,206	6,552
Deferred revenue	29	55

Total current liabilities	9,339	6,979

Long-term liabilities	18	8

Total liabilities	9,357	6,987

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2014 and December 31, 2013; no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2014 and December 31, 2013; 99,300,702 shares and 91,102,618 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	10	9
Additional paid-in capital	794,995	587,742
Accumulated deficit	(444,991)	(405,668)
Accumulated other comprehensive income	94	48

Total stockholders’ equity	350,108	182,131

Total liabilities and stockholders’ equity	$359,465	$189,118

(1)	The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Collaborative revenues	$28	$451	$58	$868
Operating expenses
Research and development (includes stock-based compensation expense of $1,089, $473, $2,095, and $727, respectively)	13,799	7,112	25,467	11,542
General and administrative (includes stock-based compensation expense of $3,242, $591, $5,398, and $919, respectively)	7,952	2,496	14,272	4,647

Total operating expenses	21,751	9,608	39,739	16,189

Loss from operations	(21,723)	(9,157)	(39,681)	(15,321)
Interest income, net	228	76	358	117

Net loss	$(21,495)	$(9,081)	$(39,323)	$(15,204)

Net loss per common share, basic and diluted	$(0.22)	$(0.11)	$(0.41)	$(0.19)

Weighted average common shares outstanding, basic and diluted	99,048	83,410	96,042	81,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(21,495)	$(9,081)	$(39,323)	$(15,204)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	94	(41)	46	(30)

Comprehensive loss	$(21,401)	$(9,122)	$(39,277)	$(15,234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(39,323)	$(15,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,493	1,646
Amortization of premiums on investment securities	(11)	473
Depreciation	85	24
Gain on disposal of assets	—	(11)
Changes in operating assets and liabilities:
Interest and other receivables	(570)	(556)
Prepaid expenses and other current assets	(1,261)	(173)
Other assets	68	(56)
Accounts payable	732	(198)
Accrued expenses	1,654	2,349
Deferred revenue	(26)	(323)
Long-term liabilities	10	—

Net cash used in operating activities	(31,149)	(12,029)

Cash flows from investing activities
Purchases of investment securities	(288,639)	(162,032)
Maturities of investment securities	122,023	30,393
Purchases of property and equipment	(6)	(74)
Proceeds from sales of property and equipment	—	11

Net cash used in investing activities	(166,622)	(131,702)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	199,762	110,079

Net cash provided by financing activities	199,762	110,079

Net increase (decrease) in cash and cash equivalents	1,991	(33,652)
Cash and cash equivalents
Beginning of period	11,707	57,899

End of period	$13,698	$24,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of June 30, 2014, the Company had an accumulated deficit of $445.0 million. The Company expects to continue to incur operating losses for at least the next few years as it pursues the development and commercialization of its product candidates.

The Company may require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s development and regulatory activities, including the ability of the Company to obtain regulatory approval for its products, costs associated with establishing necessary sales and marketing capabilities, the amount of product sales, if any, the scope, prioritization and number of its research and development programs, the ability of its collaborators and the Company to reach milestones and other events or developments under its collaboration and license agreements, and the ability of the Company to enter into new, and to maintain existing, collaboration and license agreements. Unless and until the Company can generate significant continuing revenues, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from public or private sales of its equity securities, debt financing, grant funding, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that adequate additional funding will be available on acceptable terms, or at all. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company needs but cannot raise adequate additional capital, it will be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. In such circumstances, the Company may also be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or on less favorable terms than it would otherwise choose.

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

Shares used in calculating basic and diluted net loss per common share exclude these potential common shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Antidilutive options to purchase common stock	7,772	7,217	7,629	7,129
Antidilutive warrants to purchase common stock	1,966	3,725	1,966	3,725

	9,738	10,942	9,595	10,854

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock option or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. The Company recognized stock-based compensation expense of $4.3 million and $7.5 million during the three and six months ended June 30, 2014, respectively, and $1.1 million and $1.6 million during the three and six months ended June 30, 2013, respectively. During the first quarter of 2014, the Board of Directors approved modifications to the Company’s former Chief Financial Officer’s outstanding stock options in connection with his retirement from the Company on April 18, 2014. Stock-based compensation expense for the three and six months ended June 30, 2014 included $1.1 million and $1.7 million, respectively, related to the modification of the stock options held by the Company’s former Chief Financial Officer. As of June 30, 2014, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $34.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)
Accrued research and development services	$5,544	$4,207
Accrued compensation and benefits	1,245	1,865
Accrued consulting and professional fees	1,230	308
Other	187	172

Total	$8,206	$6,552

5. Investment Securities

Investment securities, including available-for-sale investment securities and investment securities classified as cash equivalents, consisted of the following (in thousands):

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
	(unaudited)
U.S. Treasury notes	$2,745	$5	$—	$2,750
Government sponsored enterprise securities	170,979	37	(22)	170,994
Corporate debt securities	143,998	33	(13)	144,018
Commercial paper	22,943	50	—	22,993

	$340,665	$125	$(35)	$340,755

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Treasury notes	$2,743	$4	$—	$2,747
Government sponsored enterprise securities	78,537	28	(5)	78,560
Corporate debt securities	65,290	1	(9)	65,282
Commercial paper	27,468	26	—	27,494

	$174,038	$59	$(14)	$174,083

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on the consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2014 and December 31, 2013, the Company held $52.1 million and $33.5 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

6. Fair Value Measurements

As of June 30, 2014, the Company held $354.3 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. The Company has adopted an investment policy and established guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of June 30, 2014 or December 31, 2013.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Money market fund	$13,555	$13,555	$—	$—
U.S. Treasury notes	2,750	2,750	—	—
Government sponsored enterprise securities	170,994	—	170,994	—
Corporate debt securities	144,018	—	144,018	—
Commercial paper	22,993	—	22,993	—

	$354,310	$16,305	$338,005	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$11,748	$11,748	$—	$—
U.S. Treasury notes	2,747	2,747	—	—
Government sponsored enterprise securities	78,560	—	78,560	—
Corporate debt securities	65,282	—	65,282	—
Commercial paper	27,494	—	27,494	—

	$185,831	$14,495	$171,336	$—

7. Stockholders’ Equity

In March 2014, the Company raised net proceeds of $196.8 million from the sale of 7,360,000 shares of its common stock in a public offering, including 960,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option.

8. Collaborative Research and Licensing Agreements

The Company has been a party to three collaboration agreements with Allergan, Inc. The March 2003 research collaboration originally provided for a three-year research term, which was extended by the parties through March 2013. Pursuant to this agreement, the Company received an aggregate of $19.5 million in payments, consisting of an upfront payment, research funding and related fees, through the conclusion of the collaboration in March 2013. The Company’s two ongoing collaboration agreements with Allergan involve the development of product candidates in the areas of glaucoma and chronic pain. Additional payments under these agreements, other than payments for a portion of patent costs for the ongoing collaborations, are dependent upon the successful advancement of an applicable product candidate. Under the glaucoma collaboration, the Company had received an aggregate of $9.9 million in payments as of June 30, 2014, and is eligible to receive up to an aggregate of approximately $15 million in additional payments per product upon the achievement of development and regulatory milestones. Under the chronic pain collaboration, the Company had received an aggregate of $10.5 million in payments as of June 30, 2014, and is eligible to receive up to an aggregate of $10 million in additional payments upon the achievement of development and regulatory milestones. The Company also is eligible to receive royalties on future product sales worldwide, if any, under each of the two ongoing collaboration agreements with Allergan. The Company recognized revenues, consisting of research funding and related fees, from its collaboration agreements with Allergan of $14,000 and $22,000 during the three and six months ended June 30, 2014, respectively, and $257,000 and $544,000 during the three and six months ended June 30, 2013, respectively.

9. Commitments and Contingencies

The Company has entered into agreements with contract research organizations and other external service providers primarily for services in connection with the development and planned commercialization of its product candidates. The Company was contractually obligated for up to approximately $22.7 million of future services under these agreements as of June 30, 2014. The nature of the work being conducted under the Company’s agreements with external service providers is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

10. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this guidance on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

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

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, product candidates, regulatory and commercialization plans, proprietary and external programs, financial condition and resources, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our filings with the SEC, including this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in neurological and related central nervous system disorders. We have a pipeline of product candidates led by pimavanserin, for which we have reported positive Phase III pivotal trial results in Parkinson’s disease psychosis and which has the potential to be the first drug approved in the United States for this disorder. We are currently completing a New Drug Application, or NDA, along with enabling clinical and manufacturing activities for pimavanserin, and are planning to file the NDA with the U.S. Food and Drug Administration, or FDA, near the end of 2014. Pimavanserin is also in Phase II development for Alzheimer’s disease psychosis and has successfully completed a Phase II trial as a co-therapy for schizophrenia. We hold worldwide commercialization rights to pimavanserin. Our pipeline also includes clinical-stage programs for chronic pain and glaucoma in collaboration with Allergan, and two advanced preclinical programs directed at Parkinson’s disease and other neurological disorders. All of our product candidates are small molecules that emanate from internal discoveries.

We are pursuing Parkinson’s disease psychosis as our lead indication for pimavanserin. We have completed a successful pivotal Phase III trial with pimavanserin in patients with Parkinson’s disease psychosis, the -020 Study. Following this study, we met with the FDA, and announced that the agency agreed that the data from the -020 Study, together with supportive data from our other studies with pimavanserin, are sufficient to support the filing of an NDA for the treatment of Parkinson’s disease psychosis. If approved, we intend to commercialize pimavanserin for this indication in the United States by establishing a specialty sales force. We believe that pimavanserin also has the potential to address other neurological and psychiatric disorders, including Alzheimer’s disease psychosis and schizophrenia. We are currently conducting a Phase II trial to examine the efficacy and safety of pimavanserin as a treatment for patients with Alzheimer’s disease psychosis. We have completed a successful Phase II trial with pimavanserin as a co-therapy for schizophrenia and we are currently planning additional studies for schizophrenia.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of June 30, 2014, we had an accumulated deficit of $445.0 million. We expect to continue to incur operating losses for at least the next few years as we pursue the development and commercialization of our product candidates.

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

Revenues

We have not generated any revenues from product sales to date. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of June 30, 2014, we had received an aggregate of $115.8 million in payments under these agreements, including upfront payments, research funding, milestone payments, and reimbursed development expenses. Until such time as we may complete development of, receive regulatory approval for, and generate product sales from pimavanserin or other products, we expect our revenues to be derived primarily from payments under our current agreements with Allergan and potential additional collaborations, as well as grant funding.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Costs of external service providers:
Pimavanserin	$10,258	$5,154	$18,353	$7,828
Other programs	87	163	192	340

Subtotal	10,345	5,317	18,545	8,168
Internal costs	2,365	1,322	4,827	2,647
Stock-based compensation	1,089	473	2,095	727

Total research and development	$13,799	$7,112	$25,467	$11,542

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

General and Administrative Expenses

Our general and administrative expenses have consisted primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees associated with legal and accounting services, and costs associated with patents and patent applications for our intellectual property. In addition, during 2013 and early 2014, we established our core commercial organization that will help us prepare for the planned future launch of pimavanserin. We are currently building our commercial launch infrastructure. We expect our general and administrative expenses to increase in future periods to support activities associated with our preparation for, and planned launch of, pimavanserin and our further development of pimavanserin in indications other than Parkinson’s disease psychosis and the potential development of other product candidates.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our submission of an NDA for pimavanserin, our activities associated with preparations for, and our planned launch of, pimavanserin and our further development of pimavanserin in indications other than Parkinson’s disease psychosis; the extent to which we generate revenues from product sales, if any, and the timing and amount of payments received pursuant to our current and potential future collaborations. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenues

Revenues decreased to $28,000 for the three months ended June 30, 2014 from $451,000 for the three months ended June 30, 2013, primarily due to the conclusion of our 2003 research collaboration with Allergan in March 2013. Revenues from our collaborations with Allergan totaled $14,000 for the three months ended June 30, 2014 compared to $257,000 for the three months ended June 30, 2013. Future revenues from our two ongoing collaboration agreements with Allergan are dependent upon the advancement of our applicable product candidates and we do not expect to receive significant revenues from these agreements unless and until a product is successfully developed and commercialized. Revenues recognized from our agreements with other parties decreased to $14,000 for the three months ended June 30, 2014, from $194,000 for the three months ended June 30, 2013, due to decreased activities under our research grants.

Research and Development Expenses

Research and development expenses increased to $13.8 million for the three months ended June 30, 2014, including $1.1 million in stock-based compensation expense, from $7.1 million for the three months ended June 30, 2013, including $473,000 in stock-based compensation expense. This increase was primarily due to an increase of $5.0 million in external service costs as well as an increase in costs associated with our expanded research and development organization, including $820,000 in increased personnel costs, and $616,000 in increased stock-based compensation expense. External service costs totaled $10.3 million, or 75 percent of our research and development expenses, for the three months ended June 30, 2014, compared to $5.3 million, or 75 percent of our research and development expenses, for the three months ended June 30, 2013. The increase in external service costs during the three months ended June 30, 2014 was primarily attributable to increased development costs incurred in our Phase III program for pimavanserin. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including the completion of NDA-enabling clinical and manufacturing activities, our Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia, as well as the potential development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $8.0 million for the three months ended June 30, 2014, including $3.2 million in stock-based compensation expense, from $2.5 million for the three months ended June 30, 2013, including $591,000 in stock-based compensation expense. The increase in general and administrative expenses for the three months ended June 30, 2014, was primarily due to an increase in costs associated with our expanded administrative and commercial preparation organization, including $2.6 million in increased stock-based compensation expense, of which $1.1 million in stock-based compensation expense was associated with the retirement of our former Chief Financial Officer. Also contributing to the quarter-over-quarter increase in general and administrative expenses was a $2.0 million increase in external service costs and $559,000 in increased personnel expenses. The increase in external service costs was largely attributable to increased consulting and professional fees related to our preparations for the planned launch of pimavanserin. We expect our general and administrative expenses to increase in future periods to support activities associated with our preparation for, and planned launch of, pimavanserin and our further development of pimavanserin in indications other than Parkinson’s disease psychosis and the potential development of other product candidates.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenues

Revenues decreased to $58,000 for the six months ended June 30, 2014 from $868,000 million for the six months ended June 30, 2013 primarily due to the conclusion of our 2003 research collaboration with Allergan in March 2013. Revenues from our collaborations with Allergan totaled $22,000 for the six months ended June 30, 2014 compared to $544,000 for the six months ended June 30, 2013. Future revenues from our two ongoing collaboration agreements with Allergan are dependent upon the advancement of our applicable product candidates and we do not expect to receive significant revenues from these agreements unless and until a product is successfully developed and commercialized. Revenues recognized from our agreements with other parties decreased to $36,000 for the six months ended June 30, 2014, from $324,000 for the six months ended June 30, 2013, due to decreased activities under our research grants.

Research and Development Expenses

Research and development expenses increased to $25.5 million for the six months ended June 30, 2014, including $2.1 million in stock-based compensation expense, from $11.5 million for the six months ended June 30, 2013, including $727,000 in stock-based compensation expense. This increase was primarily due to an increase of $10.4 million in external service costs as well as an increase in costs associated with our expanded research and development organization, including $1.8 million in increased personnel costs, and $1.4 million in increased stock-based compensation expense. External service costs totaled $18.5 million, or 73 percent of our research and development expenses, for the six months ended June 30, 2014, compared to $8.2 million, or 71 percent of our research and development expenses, for the comparable period of 2013. The increase in external service costs was largely attributable to increased development costs incurred in our Phase III program for pimavanserin. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including the completion of NDA-enabling clinical and manufacturing activities, our Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia, as well as the potential development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $14.3 million for the six months ended June 30, 2014, including $5.4 million in stock-based compensation expense, from $4.6 million for the six months ended June 30, 2013, including $919,000 in stock-based compensation expense. The increase in general and administrative expenses was primarily due to an increase in costs associated with our expanded administrative and commercial preparation organization, including $4.5 million in increased stock-based compensation expense and $1.6 million in increased personnel expenses, as well as an increase of $3.1 million in external service costs. The increase in external service costs was largely attributable to increased consulting and professional fees related to our pre-commercial activities. We anticipate that our general and administrative expenses will increase in future periods to support our planned development and commercial activities for pimavanserin.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of June 30, 2014, we had received $751.2 million in net proceeds from sales of our equity securities, including $6.9 million in debt that we had retired through the issuance of our common stock, $115.8 million in payments from collaboration agreements, $22.9 million in interest income, and $22.4 million in debt financing.

At June 30, 2014, we had $354.5 million in cash, cash equivalents, and investment securities compared to $185.8 million at December 31, 2013. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned development and commercial activities for pimavanserin. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations at least into 2017.

We may require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the progress in, and the costs of, our development and planned commercialization activities for pimavanserin and other research and development programs;

•	the costs of preparing applications for regulatory approvals for our product candidates;

•	our ability to obtain regulatory approval for, and generate product sales from, our products;

•	the costs of establishing, or contracting for, sales and marketing capabilities for our product candidates;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones or other events or developments triggering payments under our collaboration and licensing agreements, or our collaborators ability to make payments under these agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and

•	the costs of securing manufacturing arrangements for clinical or commercial production of product candidates.

Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through public or private sales of our equity securities, debt financings, grant funding, strategic collaborations, or by otherwise licensing all or a portion of our product candidates or technology. We cannot be certain that adequate future funding will be available to us on acceptable terms, or at all. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to financing in the future. In particular, any unfavorable development in our pimavanserin program could have a material adverse effect on our ability to raise additional capital.

If we need but cannot raise adequate additional capital in the future, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

We have invested a substantial portion of our available cash in a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises. We have adopted an investment policy and established guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruptions in the credit markets that have occurred in the past. However, if there are future disruptions in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected.

Net cash used in operating activities increased to $31.1 million for the six months ended June 30, 2014 from $12.0 million for the six months ended June 30, 2013. This increase was primarily due to the increase in our net loss, offset in part by an increase of $5.8 million in non-cash, stock-based compensation expense, together with changes in our operating assets and liabilities, including prepaid expenses and other current assets. Prepaid expenses and other current assets increased by $1.3 million during the six months ended June 30, 2014 compared to an increase of $173,000 during the six months ended June 30, 2013. The increase in prepaid expenses and other current assets during the six months ended June 30, 2014 was primarily due to advanced payments made on certain development activities.

Net cash used in investing activities totaled $166.6 million for the six months ended June 30, 2014 compared to $131.7 million for the six months ended June 30, 2013. Net cash used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases of investment securities. The increase in net cash used in investing activities for the six months ended June 30, 2014 relative to the comparable period of 2013 was primarily due to increased purchases of investment securities relative to maturities of investment securities.

Net cash provided by financing activities increased to $199.8 million for the six months ended June 30, 2014 compared to $110.1 million for the six months ended June 30, 2013. The net cash provided by financing activities for the six months ended June 30, 2014 was primarily attributable to $196.8 million in net proceeds received from our public offering of common stock in March 2014. The net cash provided by financing activities for the six months ended June 30, 2013 was primarily attributable to $107.9 million in net proceeds received from our public offering of common stock in May 2013.

The following table summarizes our lease obligations at June 30, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,091	$1,032	$1,059	$—	$—

In addition, we have entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the development and planned commercialization of our product candidates. We were contractually obligated for up to approximately $22.7 million of future services under these agreements as of June 30, 2014. The nature of the work being conducted under our agreements with external service providers is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. If a 10 percent change in interest rates were to have occurred on June 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

Risks Related to Our Business

Our prospects are highly dependent on the success of pimavanserin, our most advanced product candidate. To the extent regulatory approval of pimavanserin is delayed or not granted or pimavanserin is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

We currently have no product candidates approved for sale, and we may never be able to develop marketable products. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are focusing a significant portion of our activities and resources on pimavanserin, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to obtain regulatory approval for and successfully commercialize pimavanserin in the United States and potentially in additional territories. The regulatory approval and successful commercialization of pimavanserin is subject to many risks, including the risks discussed in other risk factors, and pimavanserin may not receive marketing approval from any regulatory agency. If the results or timing of regulatory filings, the regulatory process, regulatory developments, commercialization, clinical trials or preclinical studies, or other activities, actions or decisions related to pimavanserin do not meet our or others’ expectations, the market price of our common stock could decline significantly.

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

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2014, we had an accumulated deficit of approximately $445.0 million. We expect to incur net losses over the next few years as we advance our programs and incur significant development and commercialization costs.

We have not received any revenues from the commercialization of our product candidates. We plan to submit our NDA for pimavanserin in PDP near the end of 2014. The regulatory approval process is time consuming and uncertain and there is no guarantee that our planned NDA submission for pimavanserin will be accepted for filing or, if accepted, approved for marketing. Even if our NDA for pimavanserin is approved, we would still expect to incur significant expenses and net losses for at least the next few years as we begin our first ever commercialization efforts and pursue the development and commercialization of pimavanserin and other product candidates. Substantially all of our revenues for the six months ended June 30, 2014 were from our agreements with various parties, including our research and development grants. The research term of our 2003 collaboration with Allergan concluded in March 2013 and we no longer recognize revenues from this collaboration. Thus, any significant payments from Allergan pursuant to our continuing collaborations are dependent upon the advancement of an applicable product candidate. Until such time as we may gain regulatory approval for, and generate revenues from, product sales, we anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues.

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

The pivotal Phase III study with pimavanserin for PDP, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from our successful pivotal -020 Phase III trial with pimavanserin for the treatment of PDP. Following our April 2013 meeting with the FDA, we have been conducting customary supportive studies, such as drug-drug interaction studies and CMC development, which are needed prior to filing an NDA. Even though we successfully completed the -020 study, those results are not predictive of results of the supportive studies and CMC development needed before an NDA may be submitted to the FDA. We believe that pimavanserin also may have utility in indications other than PDP, such as Alzheimer’s disease psychosis, or ADP, and schizophrenia. However, prior to the first efficacy study that we commenced in late 2013, we had never tested pimavanserin in clinical studies for ADP and we have only conducted a Phase II trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 study or that we will be successful at all in future studies for additional indications.

If we do not successfully complete development of pimavanserin, we will be unable to market and sell products derived from it and to generate related product revenues. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for marketing.

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

For example, Allergan has announced that it is seeking a partner for further development and commercialization of drug candidates in our chronic pain program. If Allergan is unable to successfully partner this program, it may elect to not pursue further development. In addition, any partner that Allergan does identify may devote substantially less resources than Allergan has devoted to our chronic pain program to date. In April 2014, Valeant Pharmaceuticals International, Inc. and Pershing Square Capital Management L.P. announced a proposed acquisition of Allergan. In July 2014, Allergan announced that it would be reducing its worldwide headcount by approximately 13% and that it would be restructuring its operations. Following this restructuring, or if Allergan is acquired or it elects to pursue a different transaction, then substantially less resources could be devoted to the programs covered by our collaborations with Allergan or such programs could be discontinued entirely.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $354.5 million at June 30, 2014. While we believe that our existing cash resources will be sufficient to fund our cash requirements at least into 2017, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

If we are unable to attract, retain, and motivate key management, research and development, and sales and marketing staff, our drug development programs, our research and discovery efforts, and our commercialization plans may be delayed and we may be unable to successfully develop or commercialize our product candidates, including pimavanserin.*

Our success depends on our ability to attract, retain, and motivate highly qualified management, scientific, and commercial personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. In the future, we expect to need to hire additional personnel as we expand our research and development efforts and commercial activities for pimavanserin from our current levels. We face competition for experienced scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. If we are unable to attract and retain the necessary personnel, it will significantly impede the achievement of our research and development objectives, our commercialization efforts for pimavanserin, and our ability to meet the demands of our collaborators in a timely fashion.

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

We are subject to federal, state and foreign healthcare laws and regulations and implementation or changes to such healthcare laws and regulations could adversely affect our business and results of operations.*

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our potential products profitably, described in greater detail in the Government Regulation section of our Annual Report. If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to civil and/or criminal penalties, damages, fines, exclusion from federal health care programs and the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

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

ITEM 4.	MINE SAFETY DISCLOSURES

This item is not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, As Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Employment Agreement, dated July 15, 2014, between the Registrant and Stephen Davis.

10.2[a]	Change in Control Severance Benefit Plan Participation Agreement between the Registrant and Stephen Davis.

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen R. Davis, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen R. Davis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 5, 2014, formatted in formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[a]	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: August 5, 2014	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Stephen R. Davis
Stephen R. Davis Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)