Form 10-Q
period 2014-09-30
ACADIA PHARMACEUTICALS INC
filed 2014-11-10
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Total shares of common stock outstanding as of the close of business on October 31, 2014:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	99,770,300

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	September 30, 2014	December 31, 2013 (1)
Assets
Cash and cash equivalents	$36,369	$11,707
Investment securities, available-for-sale	301,430	174,083
Interest and other receivables	1,139	750
Prepaid expenses and other current assets	2,127	1,820

Total current assets	341,065	188,360
Property and equipment, net	520	579
Other assets	178	179

Total assets	$341,763	$189,118

Liabilities and stockholders’ equity
Accounts payable	$1,110	$372
Accrued expenses	10,128	6,552
Deferred revenue	15	55

Total current liabilities	11,253	6,979

Long-term liabilities	21	8

Total liabilities	11,274	6,987

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2014 and December 31, 2013; no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2014 and December 31, 2013; 99,701,621 shares and 91,102,618 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	10	9
Additional paid-in capital	800,179	587,742
Accumulated deficit	(469,777)	(405,668)
Accumulated other comprehensive income	77	48

Total stockholders’ equity	330,489	182,131

Total liabilities and stockholders’ equity	$341,763	$189,118

(1)	The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Collaborative revenues	$15	$240	$72	$1,108
Operating expenses
Research and development (includes stock-based compensation expense of $1,358, $690, $3,452, and $1,417, respectively)	16,952	7,254	42,420	18,797
General and administrative (includes stock-based compensation expense of $2,544, $1,201, $7,942, and $2,120, respectively)	8,057	3,797	22,328	8,444

Total operating expenses	25,009	11,051	64,748	27,241

Loss from operations	(24,994)	(10,811)	(64,676)	(26,133)
Interest income, net	208	116	567	234

Net loss	$(24,786)	$(10,695)	$(64,109)	$(25,899)

Net loss per common share, basic and diluted	$(0.25)	$(0.12)	$(0.66)	$(0.31)

Weighted average common shares outstanding, basic and diluted	99,497	89,504	97,210	83,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(24,786)	$(10,695)	$(64,109)	$(25,899)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(17)	110	29	80

Comprehensive loss	$(24,803)	$(10,585)	$(64,080)	$(25,819)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(64,109)	$(25,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,394	3,537
Amortization of premiums on investment securities	345	938
Depreciation	145	40
Gain on disposal of assets	—	(10)
Changes in operating assets and liabilities:
Interest and other receivables	(389)	(716)
Prepaid expenses and other current assets	(307)	(1,198)
Other assets	1	(120)
Accounts payable	738	(255)
Accrued expenses	3,576	2,531
Deferred revenue	(40)	(354)
Long-term liabilities	13	2

Net cash used in operating activities	(48,633)	(21,504)

Cash flows from investing activities
Purchases of investment securities	(307,211)	(186,756)
Maturities of investment securities	179,548	51,589
Purchases of property and equipment	(86)	(490)
Proceeds from sales of property and equipment	—	12

Net cash used in investing activities	(127,749)	(135,645)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	201,044	111,053

Net cash provided by financing activities	201,044	111,053

Net increase (decrease) in cash and cash equivalents	24,662	(46,096)
Cash and cash equivalents
Beginning of period	11,707	57,899

End of period	$36,369	$11,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of September 30, 2014, the Company had an accumulated deficit of $469.8 million. The Company expects to continue to incur operating losses for at least the next few years as it pursues the development and commercialization of its product candidates.

The Company may require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s development and regulatory activities, including the ability of the Company to obtain regulatory approval for its products, costs associated with establishing necessary sales and marketing capabilities, the amount of product sales, if any, the scope, prioritization and number of its research and development programs, the ability of its collaborators and the Company to reach milestones and other events or developments under its collaboration and license agreements, and the ability of the Company to enter into new, and to maintain existing, collaboration and license agreements. Unless and until the Company can generate significant cash from operations, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from public or private sales of its equity securities, debt financing, grant funding, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that adequate additional funding will be available on acceptable terms, or at all. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company needs but cannot raise adequate additional capital, it will be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. In such circumstances, the Company may also be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or commercialization or on less favorable terms than it would otherwise choose.

2. Net Loss Per Share

Net loss per share is presented as basic and diluted net loss per share. Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive.

Shares used in calculating basic and diluted net loss per common share exclude the following potential common shares as their effect is antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Antidilutive options to purchase common stock	7,787	7,448	7,733	7,220
Antidilutive warrants to purchase common stock	1,966	3,075	1,966	3,505

	9,753	10,523	9,699	10,725

3. Stock-Based Compensation

The fair value of each stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair values of the stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period. During the first quarter of 2014, the Board of Directors approved modifications to the Company’s former Chief Financial Officer’s outstanding stock options in connection with his retirement from the Company on April 18, 2014. Stock-based compensation expense for the nine months ended September 30, 2014 included $1.7 million related to the modification of the stock options held by the Company’s former Chief Financial Officer. No stock-based compensation expense was incurred for this modification during the three months ended September 30, 2014.

As of September 30, 2014, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $43.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued research and development services	$6,334	$4,207
Accrued compensation and benefits	2,466	1,865
Accrued consulting and professional fees	1,160	308
Other	168	172

	$10,128	$6,552

5. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Treasury notes	$2,747	$4	$—	$2,751
Government sponsored enterprise securities	125,537	38	(3)	125,572
Corporate debt securities	150,113	31	(35)	150,109
Commercial paper	22,961	37	—	22,998

	$301,358	$110	$(38)	$301,430

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Treasury notes	$2,743	$4	$—	$2,747
Government sponsored enterprise securities	78,537	28	(5)	78,560
Corporate debt securities	65,290	1	(9)	65,282
Commercial paper	27,468	26	—	27,494

	$174,038	$59	$(14)	$174,083

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2014 and December 31, 2013, the Company held $11.1 million and $33.5 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

6. Fair Value Measurements

As of September 30, 2014, the Company held $337.4 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices and the Company’s investment securities classified as Level 2 are valued using other observable inputs such as recent trades for the securities or similar securities, interest rates on similar securities, or yield curves or benchmark interest rates observable at commonly quoted intervals. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications. No other-than-temporary impairments were identified for the investment securities held by the Company as of September 30, 2014 or December 31, 2013.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$35,935	$35,935	$—	$—
U.S. Treasury notes	2,751	2,751	—	—
Government sponsored enterprise securities	125,572	—	125,572	—
Corporate debt securities	150,109	—	150,109	—
Commercial paper	22,998	—	22,998	—

	$337,365	$38,686	$298,679	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$11,748	$11,748	$—	$—
U.S. Treasury notes	2,747	2,747	—	—
Government sponsored enterprise securities	78,560	—	78,560	—
Corporate debt securities	65,282	—	65,282	—
Commercial paper	27,494	—	27,494	—

	$185,831	$14,495	$171,336	$—

7. Stockholders’ Equity

In March 2014, the Company raised net proceeds of $196.8 million from the sale of 7,360,000 shares of its common stock in a public offering, including 960,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option.

8. Collaborative Research and Licensing Agreements

The Company has been a party to three collaboration agreements with Allergan, Inc. The March 2003 research collaboration originally provided for a three-year research term, which was extended by the parties through March 2013. Pursuant to this agreement, the Company received an aggregate of $19.5 million in payments, consisting of an upfront payment, research funding and related fees, through the conclusion of the collaboration in March 2013. The Company’s two ongoing collaboration agreements with Allergan involve the development of product candidates in the areas of glaucoma and chronic pain. Additional payments under these agreements, other than payments for a portion of patent costs for the ongoing collaborations, are dependent upon the successful advancement of an applicable product candidate. Under the glaucoma collaboration, the Company had received from commencement of the collaboration an aggregate of $9.9 million in payments as of September 30, 2014, and is eligible to receive up to an aggregate of approximately $15 million in additional payments per product upon the achievement of development and regulatory milestones. Under the chronic pain collaboration, the Company had received from commencement of the collaboration an aggregate of $10.5 million in payments as of September 30, 2014, and is eligible to receive up to an aggregate of $10 million in additional payments upon the achievement of development and regulatory milestones. The Company also is eligible to receive royalties on future product sales worldwide, if any, under each of the two ongoing collaboration agreements with Allergan. The Company recognized revenues, consisting of research funding and related fees, from its collaboration agreements with Allergan of $1,000 and $23,000 during the three and nine months ended September 30, 2014, respectively, and $15,000 and $559,000 during the three and nine months ended September 30, 2013, respectively.

9. Commitments and Contingencies

The Company has entered into agreements with contract research organizations and other external service providers primarily for services in connection with the development and planned commercialization of its product candidates. The Company was contractually obligated for up to approximately $19.3 million of future services under these agreements as of September 30, 2014. The nature of the work being conducted under the Company’s agreements with external service providers is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

In connection with the Company’s 2006 license agreement with the Ipsen Group, the Company may be obligated in future periods to make certain regulatory milestone payments. These milestone payments may never occur as they are contingent on the achievement of future regulatory events which may never be attained. As of September 30, 2014, the total of these potential future regulatory milestone payments was $10.5 million.

10. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company will adopt this guidance on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued authoritative accounting guidance related to an entity’s ability to continue as a going concern. This guidance will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard is effective for annual reporting periods ending after December 15, 2016 and early adoption is permitted. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2016 and does not expect it to have a material impact on its consolidated financial statements and related disclosures.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in neurological and related central nervous system disorders. We have a pipeline of product candidates led by NUPLAZID™ (pimavanserin), for which we have reported positive Phase III pivotal trial results in Parkinson’s disease psychosis and which has the potential to be the first drug approved in the United States for this disorder. We are currently completing a New Drug Application, or NDA, along with enabling clinical and manufacturing activities for NUPLAZID, and are planning to submit the NDA to the U.S. Food and Drug Administration, or FDA, in the first quarter of 2015. Pimavanserin is also in Phase II development for Alzheimer’s disease psychosis and has successfully completed a Phase II trial as a co-therapy for schizophrenia. We hold worldwide commercialization rights to pimavanserin. Our pipeline also includes clinical-stage programs for chronic pain and glaucoma in collaboration with Allergan, Inc., and two advanced preclinical programs directed at Parkinson’s disease and other neurological disorders. All of our product candidates are small molecules that emanate from internal discoveries.

We are pursuing Parkinson’s disease psychosis as our lead indication for NUPLAZID. We have completed a successful pivotal Phase III trial with NUPLAZID in patients with Parkinson’s disease psychosis, the -020 Study. Following this study, we met with the FDA, and announced that the agency agreed that the data from the -020 Study, together with supportive data from our other studies with NUPLAZID, are sufficient to support the filing of an NDA for the treatment of Parkinson’s disease psychosis, or PDP. In September 2014, we announced that the FDA has granted Breakthrough Therapy designation for NUPLAZID for the treatment of Parkinson’s disease psychosis. The Breakthrough Therapy designation was created by the FDA to expedite the development and review of drugs that are intended to treat serious or life-threatening conditions. If approved, we intend to commercialize NUPLAZID for Parkinson’s disease psychosis in the United States by establishing a specialty sales force focused primarily on neurologists and a small group of psychiatrists and long-term care physicians who are high prescribers of antipsychotics for PDP patients. During 2013 and early 2014, we hired the senior leadership of our commercial organization. We are currently preparing for the future launch of NUPLAZID and plan to hire a commercial sales force to coincide with a NUPLAZID approval, if any. In addition to building our commercial capabilities, we are expanding our existing infrastructure to support the planned launch and commercialization of NUPLAZID, including commercial level manufacturing, medical affairs, quality control and compliance capabilities. We are currently establishing our commercial scale manufacturing operations, including commercial supply agreements with our third party supply chain vendors. As was the case with the -020 Study and our other clinical trials, if approved, NUPLAZID will be administered in two 20 milligram tablets taken together once a day.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of September 30, 2014, we had an accumulated deficit of $469.8 million. We expect to continue to incur operating losses for at least the next few years as we pursue the development and commercialization of our product candidates.

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

Revenues

We have not generated any revenues from product sales to date. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of September 30, 2014, we had received an aggregate of $115.8 million in payments under these agreements, including upfront payments, research funding, milestone payments, and reimbursed development expenses. Until such time as we may complete development of, receive regulatory approval for, and generate product sales from NUPLAZID (pimavanserin) or other products, we expect our revenues to be derived primarily from payments under our current agreements with Allergan and potential additional third party agreements, as well as grant funding.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidate, pimavanserin. We currently are responsible for all costs incurred in the development of pimavanserin as well as for the costs associated with our other internal programs. Other than the personnel-related costs of our staff periodically interfacing with Allergan, we are not responsible for, nor have we incurred, development expenses in our collaborative programs for chronic pain and glaucoma, which we are pursuing with Allergan.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of our product candidates. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Costs of external service providers:
NUPLAZID (Pimavanserin)	$12,599	$4,235	$30,952	$12,063
Other programs	156	168	348	508

Subtotal	12,755	4,403	31,300	12,571
Internal costs	2,839	2,161	7,668	4,809
Stock-based compensation	1,358	690	3,452	1,417

Total research and development	$16,952	$7,254	$42,420	$18,797

While we intend to submit an NDA to the FDA for NUPLAZID in the first quarter of 2015, at this time, due to the risks inherent in completing the development activities necessary to support the NDA and in regulatory and approval processes, we are unable to estimate with sufficient certainty the costs we will incur for the continued development of NUPLAZID for Parkinson’s disease psychosis. Due to the risks inherent in clinical development, we also are unable to estimate with certainty the costs we will incur for the development of pimavanserin for other indications or for the development of our other product candidates. Due to these same factors, we are unable to determine with sufficient certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current focus is primarily on completing the remaining aspects of our development program that are needed for submission of our NDA for NUPLAZID and advancing the development of pimavanserin for other indications, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements.

We expect our research and development expenses to continue to be substantial and to increase in future periods as we pursue the development of pimavanserin, including preparations needed to support the FDA review of NUPLAZID for Parkinson’s disease psychosis for which we plan to submit an NDA in the first quarter of 2015, our ongoing open-label safety extension study, planned post-approval studies, together with development activities in our Phase II Alzheimer’s disease psychosis program, and potential studies in other indications, including schizophrenia, and the development of our other product candidates. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

Our general and administrative expenses have consisted primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees associated with legal and accounting services, and costs associated with patents and patent applications for our intellectual property. In addition, during 2013 and early 2014, we hired the senior leadership of our commercial organization. This team is currently preparing for and, upon approval, will manage the future launch of NUPLAZID. We plan to hire a commercial sales force to coincide with an approval of NUPLAZID, if any. In addition to building our commercial capabilities, we are expanding our existing infrastructure to support the planned launch and commercialization of NUPLAZID, including commercial level manufacturing, medical affairs, quality control and compliance capabilities. We expect our general and administrative expenses to increase in future periods to support activities associated with our preparation for, and planned launch of, NUPLAZID and our further development of pimavanserin in indications other than Parkinson’s disease psychosis and the potential development of other product candidates.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our submission of an NDA for NUPLAZID, our activities associated with preparations for, and our planned launch of, NUPLAZID and our further development of pimavanserin for indications other than Parkinson’s disease psychosis, the extent to which we generate revenues from product sales, if any, and the timing and amount of payments received pursuant to our current and potential future collaborations. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenues

Revenues decreased to $15,000 for the three months ended September 30, 2014 from $240,000 for the three months ended September 30, 2013. This $225,000 decrease was primarily due to decreased activities under our research grants. Future revenues from our two ongoing collaboration agreements with Allergan are dependent upon the advancement of our applicable product candidates and we do not expect to receive significant revenues from these agreements unless and until development and regulatory milestones are met or a product is commercialized.

Research and Development Expenses

Research and development expenses increased to $17.0 million for the three months ended September 30, 2014 from $7.3 million for the comparable quarter of 2013. This increase was primarily due to an increase of $8.4 million in external service costs as well as an increase in costs associated with our expanded research and development organization, including $882,000 in increased personnel costs, and $668,000 in increased stock-based compensation expense. External service costs totaled $12.8 million, or 75 percent of our research and development expenses, for the three months ended September 30, 2014, compared to $4.4 million, or 61 percent of our research and development expenses, for the three months ended September 30, 2013. The increase in external service costs during the three months ended September 30, 2014 was primarily attributable to increased third-party costs related to our development of, and planned NDA submission for, NUPLAZID. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including the completion of the remaining preparations that are needed to support the FDA review of our planned NDA for NUPLAZID, our ongoing open-label safety extension study, planned post-approval studies, together with our Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia, as well as the potential development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $8.1 million for the three months ended September 30, 2014 from $3.8 million for the quarter ended September 30, 2013. The increase in general and administrative expenses for the three months ended September 30, 2014, was primarily due to an increase in costs associated with our expanded administrative and commercial preparation organization, including an increase of $1.3 million in stock-based compensation expense and an increase in personnel expenses of $1.4 million. Also contributing to the quarter-over-quarter increase was an increase in external service costs of $1.4 million. The increase in external service costs was largely attributable to increased consulting and professional fees related to our preparations for the planned commercial launch of NUPLAZID. We expect our general and administrative expenses to increase in future periods to support activities associated with our preparation for, and planned launch of, NUPLAZID and our further development of pimavanserin in indications other than Parkinson’s disease psychosis and the potential development of other product candidates.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenues

Revenues decreased to $72,000 for the nine months ended September 30, 2014 from $1.1 million for the nine months ended September 30, 2013 primarily due to the conclusion of our 2003 research collaboration with Allergan in March 2013. Revenues from our collaborations with Allergan totaled $23,000 for the nine months ended September 30, 2014 compared to $559,000 for the comparable period of 2013. Future revenues from our two ongoing collaboration agreements with Allergan are dependent upon the advancement of our applicable product candidates and we do not expect to receive significant revenues from these agreements unless and until development and regulatory milestones are met or a product is commercialized. In addition, revenues recognized from our agreements with other parties decreased to $49,000 for the nine months ended September 30, 2014 from $549,000 for the nine months ended September 30, 2013, due to decreased activities under our research grants.

Research and Development Expenses

Research and development expenses increased to $42.4 million for the nine months ended September 30, 2014 from $18.8 million for the comparable period of 2013. This increase was primarily due to an increase of $18.7 million in external service costs as well as an increase of $4.9 million in costs associated with our expanded research and development organization, including $2.7 million in increased personnel costs and $2.0 million in increased stock-based compensation expense. External service costs totaled $31.3 million, or 74 percent of our research and development expenses, for the nine months ended September 30, 2014, compared to $12.6 million, or 67 percent of our research and development expenses, for the comparable period of 2013. The increase in external service costs was largely attributable to increased third-party costs related to our development of, and planned NDA submission for, NUPLAZID. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including the completion of the remaining preparations that are needed to support the FDA review of our planned NDA for NUPLAZID, our ongoing open-label safety extension study, planned post-approval studies, together with our Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia, as well as the potential development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $22.3 million for the nine months ended September 30, 2014 from $8.4 million for the comparable period of 2013. The increase in general and administrative expenses was primarily due to an increase in costs associated with our expanded administrative and commercial preparation organization, including $5.8 million in increased stock-based compensation expense, of which $1.7 million was associated with the retirement of our former Chief Financial Officer, and $3.0 million in increased personnel expenses, as well as an increase of $4.5 million in external service costs. The increase in external service costs was largely attributable to increased consulting and professional fees related to our pre-commercial activities. We anticipate that our general and administrative expenses will increase in future periods to support our planned development and commercial activities for NUPLAZID.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of September 30, 2014, we had received $752.5 million in net proceeds from sales of our equity securities, including $6.9 million in debt that we had retired through the issuance of our common stock, $115.8 million in payments from collaboration agreements, $23.1 million in interest income, and $22.4 million in debt financing.

At September 30, 2014, we had $337.8 million in cash, cash equivalents, and investment securities compared to $185.8 million at December 31, 2013. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our planned NDA-enabling work and commercial activities for NUPLAZID and our ongoing and planned development activities for pimavanserin for other indications. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations at least into the second half of 2016.

We may require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, planned commercialization activities for NUPLAZID, and other research and development programs;

•	the costs of preparing applications for regulatory approvals for NUPLAZID and other product candidates;

•	our ability to obtain regulatory approval for, and generate product sales from NUPLAZID or other products;

•	the costs of establishing, or contracting for, sales and marketing capabilities for NUPLAZID or other product candidates;

•	the scope, prioritization and number of research and development programs;

•	the ability of our collaborators and us to reach the milestones or other events or developments triggering payments under our collaboration and licensing agreements, or our collaborators ability to make payments under these agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and

•	the costs of securing manufacturing arrangements for clinical or commercial production of NUPLAZID or other product candidates.

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through public or private sales of our equity securities, debt financings, grant funding, strategic collaborations, or by otherwise licensing all or a portion of our product candidates or technology. We cannot be certain that adequate future funding will be available to us on acceptable terms, or at all. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to financing in the future. In particular, any unfavorable development in our NUPLAZID (pimavanserin) program could have a material adverse effect on our ability to raise additional capital.

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

Net cash used in operating activities increased to $48.6 million for the nine months ended September 30, 2014 from $21.5 million for the comparable period of 2013. This increase was primarily due to the increase in our net loss, offset in part by an increase of $7.9 million in non-cash, stock-based compensation expense, together with changes in our operating assets and liabilities, including accounts payable and accrued expenses. Accounts payable and accrued expenses increased by $4.3 million during the nine months ended September 30, 2014 compared to an increase of $2.3 million during the nine months ended September 30, 2013. The increase in accounts payable and accrued expenses during the nine months ended September 30, 2014 was primarily due to an increase in external service costs associated with our expanded research and development activities.

Net cash used in investing activities totaled $127.7 million for the nine months ended September 30, 2014 compared to $135.6 million for the comparable period of 2013. Net cash used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases of investment securities. The decrease in net cash used in investing activities for the nine months ended September 30, 2014 relative to the comparable period of 2013 was primarily due to increased maturities of investment securities relative to purchases of investment securities.

Net cash provided by financing activities increased to $201.0 million for the nine months ended September 30, 2014 compared to $111.1 million for the nine months ended September 30, 2013. The net cash provided by financing activities for the nine months ended September 30, 2014 was primarily attributable to $196.8 million in net proceeds received from our public offering of common stock in March 2014. The net cash provided by financing activities for the nine months ended September 30, 2013 was primarily attributable to $107.9 million in net proceeds received from our public offering of common stock in May 2013.

The following table summarizes our lease obligations at September 30, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,865	$1,016	$849	$—	$—

In addition, we have entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the development and planned commercialization of our product candidates. We were contractually obligated for up to approximately $19.3 million of future services under these agreements as of September 30, 2014. The nature of the work being conducted under our agreements with external service providers is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. If a 10 percent change in interest rates were to have occurred on September 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

Risks Related to Our Business

Our prospects are highly dependent on the success of pimavanserin, our most advanced product candidate. To the extent regulatory approval of NUPLAZID (pimavanserin) is delayed or not granted or NUPLAZID is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

We currently have no product candidates approved for sale, and we may never be able to develop marketable products. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are focusing a significant portion of our activities and resources on pimavanserin, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to obtain regulatory approval for and successfully commercialize NUPLAZIDTM (pimavanserin) in the United States and potentially in additional territories. The regulatory approval and successful commercialization of NUPLAZID is subject to many risks, including the risks discussed in other risk factors, and NUPLAZID may not receive marketing approval from any regulatory agency. If the results or timing of regulatory filings, the regulatory process, regulatory developments, commercialization, clinical trials or preclinical studies, or other activities, actions or decisions related to pimavanserin do not meet our or others’ expectations, the market price of our common stock could decline significantly.

In April 2013, we announced that the FDA had agreed that the data from our -020 study, together with supportive data from our other studies with NUPLAZID, are sufficient to support the filing of a New Drug Application, or NDA, for the treatment of Parkinson’s disease psychosis, or PDP. We are currently focused on completing the remaining elements of our Parkinson’s disease psychosis development program that are needed to support FDA review of NUPLAZID. While the FDA has agreed to accept and review an NDA for NUPLAZID on the basis of our positive pivotal -020 study data, along with supportive efficacy and safety data from other NUPLAZID studies, the NDA will be subject to a standard FDA review to determine whether the entire filing package is adequate to support approval of NUPLAZID for PDP. Notwithstanding the guidance that we received in April 2013, the FDA retains complete discretion in deciding whether to file an NDA for NUPLAZID and there are many components to an NDA submission beyond the efficacy and safety data reviewed by the FDA in 2013. Even if our NDA submission for NUPLAZID is accepted for filing, the FDA retains complete discretion in deciding whether or not to approve an NDA and there is no guarantee that NUPLAZID will be approved for the treatment of PDP. Thus, significant uncertainty remains regarding the clinical development and regulatory approval process for NUPLAZID.

Even if the FDA grants us approval of NUPLAZID for PDP, the terms of the approval may limit its commercial potential.*

The FDA has complete discretion over the approval of NUPLAZID for the treatment of PDP. If it grants approval, the scope of the approval may limit our ability to commercialize NUPLAZID, and in turn, limit our ability to generate substantial sales revenues. For example, the FDA may not approve the labeling claims for NUPLAZID that we believe are necessary or desirable for successful commercialization as a treatment for PDP, or may grant approval contingent on the performance of costly post-approval clinical trials or subject to warnings or contraindications. Additionally, even after granting approval, the FDA may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution. These actions could result from, among other things, safety concerns, including unexpected side effects or drug-drug interaction problems, or concerns over misuse or abuse of the product. If any of these actions were to occur following approval, we may have to discontinue the commercialization of NUPLAZID, limit our sales and marketing efforts, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

If we do not obtain regulatory approval from foreign jurisdictions, we will not be able to market our products in those jurisdictions which will limit our commercial revenues.*

In order to market our products in foreign jurisdictions, we must obtain foreign regulatory approval in each of those jurisdictions. Approval by the FDA does not ensure that foreign jurisdictions will also approve our products for commercial distribution. The regulations in foreign jurisdictions vary, we will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that will be required by us to submit NUPLAZID for approval in foreign jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work beyond that required to obtain regulatory approval in the United States. Furthermore, we may not be able to obtain approval for foreign sales. This will restrict our ability to market our products and would limit their commercial potential and value, including that of NUPLAZID.

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2014, we had an accumulated deficit of approximately $470 million. We expect to incur net losses over the next few years as we advance our programs and incur significant development and commercialization costs.

We have not received any revenues from the commercialization of our product candidates. We plan to submit our NDA for NUPLAZID for the treatment of PDP in the first quarter of 2015. The regulatory approval process is time consuming and uncertain and there is no guarantee that our planned NDA submission for NUPLAZID will be accepted for filing or, if accepted, approved for marketing. Even if our NDA for NUPLAZID is approved, we would still expect to incur significant expenses and net losses for at least the next few years as we begin our first ever commercialization efforts and pursue the development and commercialization of NUPLAZID and other product candidates. Substantially all of our revenues for the nine months ended September 30, 2014 were from our agreements with various parties, including our research and development grants. The research term of our 2003 collaboration with Allergan concluded in March 2013 and we no longer recognize revenues from this collaboration. Thus, any significant payments from Allergan pursuant to our continuing collaborations are dependent upon the advancement of an applicable product candidate. Until such time as we may gain regulatory approval for, and generate revenues from, product sales, we anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues.

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

The pivotal Phase III study with NUPLAZID for PDP, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from our successful pivotal -020 Phase III trial with NUPLAZID for the treatment of PDP. Following our April 2013 meeting with the FDA, we have been conducting customary supportive studies, such as drug-drug interaction studies and CMC development, which are needed prior to filing an NDA. Even though we successfully completed the -020 study, those results are not predictive of results of the supportive studies and CMC development needed for FDA review of an NDA submission or of any post-approval studies that we may undertake. We believe that pimavanserin also may have utility in indications other than PDP, such as Alzheimer’s disease psychosis, or ADP, and schizophrenia. However, prior to the first efficacy study that we commenced in late 2013, we had never tested pimavanserin in clinical studies for ADP and we have only conducted a Phase II trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 study or that we will be successful at all in future studies for additional indications.

If we do not successfully complete development of NUPLAZID, we will be unable to market and sell products derived from it and to generate related product revenues. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are approved for marketing.

We depend on collaborations with third parties to develop and commercialize selected product candidates and to provide substantially all of our revenues.*

One aspect of our strategy is to selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates. Our 2003 research agreement with Allergan ended in March 2013, and additional payments from our two ongoing agreements with Allergan, other than payments for a portion of patent costs for these collaborations, are dependent upon further advancement of our applicable product candidates. Unless these milestones are met, we will not receive significant future revenues from our current collaborations with Allergan.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop products.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $337.8 million at September 30, 2014. While we believe that our existing cash resources will be sufficient to fund our cash requirements at least into the second half of 2016, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, planned commercialization activities for NUPLAZID, and other research and development programs;

•	the costs of preparing applications for regulatory approvals for NUPLAZID and other product candidates;

•	the costs of establishing, or contracting for, sales and marketing capabilities for NUPLAZID or other product candidates;

•	our ability to obtain regulatory approval for, and generate product sales from NUPLAZID or other products;

•	the scope, prioritization and number of our research and development programs;

•	the ability of our collaborators and us to reach the milestones and other events or developments triggering payments under our collaboration or license agreements, or our collaborators ability to make payments under these agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of NUPLAZID or other product candidates; and

•	the costs associated with litigation.

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, public or private sales of our securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

We do not have a partner for the development of our lead product candidate, pimavanserin, and are solely responsible for the advancement of this program and, if approved for marketing, commercialization of the product.*

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including preparations for FDA review of NUPLAZID, in the future we would need to add resources and raise additional funds in order to take this product candidate to market and to conduct the necessary sales and marketing activities, if we do not secure a partner. Following any potential approval by the FDA, our current strategy is to commercialize NUPLAZID for PDP in the United States by establishing a specialty sales force focused primarily on neurologists and a small group of psychiatrists and long-term care physicians who are high prescribers of antipsychotics for PDP patients. In addition, if we commercialize NUPLAZID in select markets outside of the United States, we will more than likely need to establish one or more strategic alliances in the future for that purpose. Without future collaboration partners in the United States and abroad, we might not be able to realize the full value of NUPLAZID.

Even if NUPLAZID is approved by the FDA for PDP, we may not be successful in its commercial launch.*

We currently have a small commercialization group but have never, as an organization, launched or commercialized a product. Following any potential approval by the FDA, in addition to building a sales force, we will need to successfully coordinate the commercialization of NUPLAZID. Prior to commercialization, NUPLAZID could also be subject to review and potential scheduling by the Drug Enforcement Administration of the US Department of Justice, or DEA, which could adversely impact its marketing and commercialization. There are numerous examples of unsuccessful product launches and, since we have never launched a product, there is no guarantee that we will be able to do so if granted marketing approval for NUPLAZID for the treatment of PDP. If any product launch of NUPLAZID is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product could be harmed.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we ended Phase I testing of AM-831 in 2012 and had previously had an unsuccessful Phase III trial with our most advanced product candidate, NUPLAZID. Following the reporting of successful results from the Phase III -020 study with NUPLAZID in November 2012 and our meeting with the FDA in April 2013, we are completing preparations needed to support FDA review of NUPLAZID, prior to our planned submission of an NDA for NUPLAZID for

PDP in the first quarter of 2015. An unfavorable outcome in any of the foregoing development efforts for NUPLAZID would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our PDP program, we commenced a Phase II study with pimavanserin for patients with ADP in November 2013 and we are planning additional studies in other indications, including schizophrenia. We also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which have reached Phase II and Phase I development, respectively.

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

Relying on third-party manufacturers may result in delays in our clinical trials, regulatory approvals and product introductions.*

We have no manufacturing facilities and only limited experience in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including NUPLAZID, for clinical trials. If any of our product candidates are approved by the FDA or other regulatory agencies for commercial sale, we will need to contract with a third party to manufacture them in larger quantities. While we believe that there will be alternative sources available to manufacture our product candidates, including NUPLAZID, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts. We have not yet entered into long-term agreements with our current third-party manufacturers or with any alternate suppliers. Although we intend to do so prior to any commercial launch of a product that is approved by the FDA in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk.

The manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. In addition, the facilities used by our contract manufacturers or other third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we request regulatory approval from the FDA. A failure by any of our contract manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, including NUPLAZID, or the ultimate launch of products based on our product candidates into the market. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

Our product candidates, including NUPLAZID, may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.*

Even if our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

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

If we are unable to attract, retain, and motivate key management, research and development, and sales and marketing staff, our drug development programs, our research and discovery efforts, and our commercialization plans may be delayed and we may be unable to successfully develop or commercialize our product candidates, including NUPLAZID.*

Our success depends on our ability to attract, retain, and motivate highly qualified management, scientific, and commercial personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. In the future, we expect to need to hire additional personnel as we expand our research and development efforts and commercial activities for pimavanserin from our current levels. We face competition for experienced scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. If we are unable to attract and retain the necessary personnel, it will significantly impede the achievement of our research and development objectives, our commercialization efforts for NUPLAZID, and our ability to meet the demands of our collaborators in a timely fashion.

All of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management.

We do not know whether our drug discovery platform will lead to the discovery or development of commercially viable product candidates.*

Our drug discovery platform uses unproven methods to identify and develop product candidates, including NUPLAZID. We have never successfully completed clinical development of any of our product candidates, and there are no drugs on the market that have been discovered using our drug discovery platform.

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

We will need to continue to manage our organization and we may encounter difficulties with our staffing and any future growth, which could adversely affect our results of operations.*

We will need to effectively manage our operations and facilities in order to advance our drug development programs, including those covered by our collaborations with Allergan, achieve milestones under our collaboration agreements, facilitate additional collaborations, and pursue other development and commercialization activities. As we advance our program towards submitting an NDA for NUPLAZID for the treatment of PDP, we already have added several capabilities.

However, we will need to add qualified personnel and resources if the NDA for NUPLAZID is approved for marketing and we establish a commercial sales force. Our current infrastructure will be inadequate to support these future efforts and expected growth. In particular, we will have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop, including NUPLAZID. We may not successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals.

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

If we receive marketing approval from the FDA for NUPLAZID for the treatment of PDP, we could face liability if a regulatory authority determines that we are promoting “off-label” use.*

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label or for uses that differ from those approved by other applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. If we begin marketing any product, we intend to comply with the FDA and other regulatory agencies with respect to our promotion of our products, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may not be able to generate product revenues.*

While we have established our core commercial team, we do not currently have a complete organization for the sales, marketing and distribution of NUPLAZID or any other pharmaceutical products. In order to market any products that may be approved by the FDA, including NUPLAZID, we must build our sales, marketing, managerial, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenues and may not become profitable.

We will need to obtain final FDA approval of our proposed product name for pimavanserin, NUPLAZID, and the failure or any delay in receiving this approval may adversely impact the timing and success of our sales and marketing efforts.*

The FDA will need to provide final approval of the NUPLAZID product name regardless of our trademark registration from the United States Patent and Trademark Office. Typically, the FDA conducts an extensive review of proposed product names, including an evaluation for possible confusion with other existing product names. If the FDA does not approve the name NUPLAZID, we will need to adopt an alternative name. As a result, we would lose the benefit of any existing trademark applications and may need to spend significant resources in an effort to select another product name that will meet FDA approval, qualify under existing trademark laws and not infringe on the existing rights of third parties. In addition, we will need to develop brand loyalty for any product name in order to commercialize pimavanserin effectively. If we fail to do this, it could negatively impact our future revenues from sales of pimavanserin.

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

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.*

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates, including NUPLAZID, and technologies and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our product candidates, proprietary technologies, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Although we have filed numerous patent applications worldwide with respect to pimavanserin, we have not been issued patents with respect to each of our filings.

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

Risks Related to Our Industry

We will be subject to stringent regulation in connection with the marketing of any products derived from our product candidates, including NUPLAZID, which could delay the development and commercialization of our products.*

The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Neither we nor our collaborators can market a pharmaceutical product, including NUPLAZID, in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, it may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. These limitations may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate.

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

For example, the use of NUPLAZID for PDP would compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca, and with the generic drug clozapine. Our potential products for the treatment of schizophrenia would compete with Zyprexa, marketed by Eli Lilly, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb and Otsuka Pharmaceutical, Seroquel, and clozapine. Our potential product for ADP would compete with Risperdal and with off-label use of antipsychotic drugs. In the area of chronic pain, potential products would compete with Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

Risks Related to Our Common Stock

Our stock price may be particularly volatile because we are a drug discovery and development company.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our product candidates, including results of development and commercialization efforts in our pimavanserin development program or our chronic pain or glaucoma collaborations;

•	the timing, or developments regarding the timing, of submission and review of filings for our product candidates, including NUPLAZID, for approval by regulatory authorities in the United States and abroad and the results of any applications for marketing approval of product candidates;

•	any other communications or guidance from the FDA or other regulatory authorities that pertain to our product candidates, including NUPLAZID;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding our collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary and intellectual property rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	our failure to meet applicable NASDAQ listing standards and the possible delisting of our common stock from the NASDAQ Global Market;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as blogs and chat rooms;

•	public concern as to, and legislative action with respect to, genetic testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs and drug delivery techniques;

•	regulatory developments in the United States and in foreign countries;

•	the announcement of, or developments in, any litigation matters; and

•	economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest.

In particular, our development program with NUPLAZID encompasses a number of studies, open-label safety extension trials and a range of supporting studies, such as drug-drug interaction studies and CMC development, including stability testing of registration batches. Any unfavorable outcome in one or more of the studies in the development of NUPLAZID, or the CMC development related thereto, could be a major set-back for our company, generally. Such an unfavorable outcome could have a material adverse effect on our company and the value of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions may also make it difficult for stockholders to remove and replace our board of directors and management. These provisions:

•	establish that members of the board of directors may be removed only for cause upon the affirmative vote of stockholders owning at least a majority of our capital stock;

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and prevent or delay a takeover attempt;

•	limit who may call a special meeting of stockholders;

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	prohibit our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2⁄3 percent stockholder approval; and

•	provide for a board of directors with staggered terms.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, As Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen R. Davis, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen R. Davis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 10, 2014, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 10, 2014	By:	/s/ Uli Hacksell, Ph.D.
Uli Hacksell, Ph.D.
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Stephen R. Davis
Stephen R. Davis Executive Vice President, Chief Financial Officer and Chief Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)