Form 10-K
period 2014-12-31
ACADIA PHARMACEUTICALS INC
filed 2015-02-26
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-50768

ACADIA PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1376651
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

11085 Torreyana Road, Suite 100 San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(858) 558-2871

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.4 billion, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2014 of $22.59 per share.

As of January 30, 2015, 100,171,719 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2015 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

FORM 10-K

For the Year Ended December 31, 2014

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the development of product candidates or products, technology enhancements, possible changes in legislation, and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and cause our results to differ materially from those expressed or implied by our forward-looking statements. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 1.	Business.

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in neurological and related central nervous system disorders. Led by our novel drug candidate NUPLAZID™ (pimavanserin) for the treatment of Parkinson’s disease psychosis, we have a portfolio of product opportunities including the following:

•

Parkinson’s disease psychosis (PDP). We have reported positive Phase III pivotal trial results in PDP and believe NUPLAZID has the potential to be the first drug approved in the United States for this disorder. We are currently completing a New Drug Application, or NDA, for NUPLAZID for the treatment of PDP and related preparations to support a review of the NDA by the U.S. Food and Drug Administration, or FDA. We plan to submit the NDA to the FDA in the first quarter of 2015. In 2014, we announced that the FDA has granted Breakthrough Therapy designation for NUPLAZID for the treatment of PDP.

•

Alzheimer’s disease psychosis (ADP). We are currently conducting a Phase II study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or ADP. No drug is currently approved by the FDA for the treatment of this disorder.

•

Schizophrenia. We have successfully completed a Phase II study of pimavanserin in the treatment of schizophrenia where we observed significant anti-psychotic effects when pimavanserin was co-administered with a low dose of risperidone, a generic drug currently approved for the treatment of schizophrenia. We next plan to evaluate the use of pimavanserin as a stand-alone maintenance therapy between acute psychotic episodes in a Phase II schizophrenia study.

•

Sleep disturbances. Pimavanserin has shown significant benefits in nighttime sleep and daytime wakefulness in studies conducted in elderly patients with PDP. In 2015, we plan to follow up these findings with a Phase II study to further explore the potential sleep benefits of pimavanserin in Parkinson’s disease patients.

We hold worldwide commercialization rights to pimavanserin. Our pipeline also includes clinical-stage programs for chronic pain and glaucoma in collaboration with Allergan, Inc.

We were originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. We reincorporated in Delaware in 1997 and our headquarters are in San Diego, California. We maintain a website at www.acadia-pharm.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission, or SEC, are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

We own or have rights to various trademarks, copyrights and tradenames used in our business, including ACADIA® and NUPLAZID™. Our logos and trademarks are the property of ACADIA Pharmaceuticals Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us, by the trademark or trade dress owners.

Our Strategy

Our strategy is to discover, develop, and commercialize innovative small molecule drugs that address unmet medical needs in neurological and related central nervous system disorders. We have assembled a management team with significant industry experience to lead the discovery, development, and commercialization of our product opportunities. We complement our management team with scientific and clinical advisors, including recognized experts in the fields of Parkinson’s disease psychosis, Alzheimer’s disease psychosis, schizophrenia, and other central nervous system disorders. Key elements of our strategy are to:

•

Develop and commercialize our lead product candidate, NUPLAZID, for Parkinson’s disease psychosis. We are pursuing Parkinson’s disease psychosis as our lead indication for NUPLAZID, for which we plan to submit an NDA to the FDA in the first quarter of 2015. If approved, NUPLAZID would be the first drug approved by the FDA for the treatment of Parkinson’s disease psychosis. If approved, we intend to commercialize NUPLAZID for this indication in the United States by establishing a specialty sales force focused primarily on neurologists and a small group of psychiatrists and long-term care physicians who are high prescribers of antipsychotics for Parkinson’s disease psychosis patients. Outside of the United States, we may choose to commercialize NUPLAZID in selected markets by establishing one or more strategic alliances.

•

Leverage the commercial potential of pimavanserin by expanding to additional neurological and psychiatric disorders. We intend to pursue the development and commercialization of pimavanserin in additional neurological and psychiatric indications that are underserved by currently available antipsychotics and represent large unmet medical needs. Currently, we are in Phase II development with pimavanserin as a treatment for Alzheimer’s disease psychosis. In addition, we have completed a Phase II study in schizophrenia and we are planning additional studies for this indication. We have also observed significant sleep benefits of pimavanserin in studies conducted in elderly patients with Parkinson’s disease psychosis and plan to further explore these benefits in a Phase II study in Parkinson’s disease patients. We plan to retain commercialization rights in therapeutic areas where we feel pimavanserin can be sold by a specialty sales force that calls on a focused group of physicians. In therapeutic areas that require large specialty or primary care sales forces, we may elect to conduct commercialization through, or in collaboration with, partners.

•

Seek to in-license or acquire complementary products or product candidates. Although all of the product candidates currently in our pipeline emanate from internal discoveries, in the future we may in-license or acquire assets, which could include clinical-stage product candidates or commercial-stage products, to leverage the sales force that we intend to establish.

•

Continue to develop our other product candidates for the treatment of central nervous system and related disorders. We plan to continue developing our other product candidates, including our collaborative programs with Allergan. While our resources are currently focused on the development and commercialization of pimavanserin, we may pursue additional product candidates in the future. These may be directed at neurological and related central nervous system disorders and may be developed independently or in partnerships. We believe that a diversified portfolio will mitigate risks inherent in drug development and increase the likelihood of our success.

Our Product Opportunities

Our pipeline of product opportunities addresses diseases that are not well served by currently available therapies and that represent large potential commercial market opportunities. We believe our product opportunities offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. Our pipeline consists of the following programs:

NUPLAZID (Pimavanserin)

Pimavanserin is a new chemical entity that we discovered and that has successfully completed Phase III development, potentially positioning it to be the first drug approved in the United States for the treatment of Parkinson’s disease psychosis. During 2014, the FDA provisionally accepted NUPLAZID as the trade name for pimavanserin. NUPLAZID (pimavanserin) selectively blocks the activity of the 5-HT2A receptor, a key serotonin receptor that plays an important role in psychosis. We hold worldwide commercialization rights to NUPLAZID (pimavanserin) for all indications and have established a broad patent portfolio, which includes numerous issued patents in the United States, Europe, and several additional countries.

We are pursuing Parkinson’s disease psychosis as our lead indication for NUPLAZID. We have completed a successful pivotal Phase III trial with NUPLAZID in patients with Parkinson’s disease psychosis, the -020 Study. Following this study, we met with the FDA in 2013, and announced that the agency agreed that the data from the -020 Study, together with supportive data from our other studies with NUPLAZID, are sufficient to support the filing of an NDA for the treatment of Parkinson’s disease psychosis. In 2014, the FDA granted Breakthrough Therapy designation for NUPLAZID for the treatment of Parkinson’s disease psychosis. The Breakthrough Therapy designation was created by the FDA to expedite the development and review of drugs that are intended to treat serious or life-threatening conditions. If approved, we intend to commercialize NUPLAZID for Parkinson’s disease psychosis in the United States by establishing a specialty sales force focused primarily on neurologists and a small group of psychiatrists and long-term care physicians who are high prescribers of antipsychotics for Parkinson’s disease psychosis patients. Starting in the second half of 2013, we began to hire the senior leadership of our commercial organization. Our preparations are underway for the planned future launch of NUPLAZID and we plan to hire a commercial sales force to coincide approximately with a NUPLAZID approval, if any. In addition to building our commercial capabilities, we are expanding our existing infrastructure to support the planned launch and commercialization of NUPLAZID, including adding to our commercial level manufacturing, medical affairs, quality control and compliance capabilities. As was the case with the -020 Study and our other clinical trials, if approved, NUPLAZID will be administered in two 17 mg tablets taken together once a day.

We believe that pimavanserin also has the potential to address other neurological and psychiatric disorders, including Alzheimer’s disease psychosis and schizophrenia. We are currently conducting a Phase II study to examine the efficacy and safety of pimavanserin as a treatment for Alzheimer’s disease psychosis. We have completed a successful Phase II trial with pimavanserin as a co-therapy for schizophrenia and we are currently planning additional studies of pimavanserin as a stand-alone maintenance therapy to treat schizophrenia between acute psychotic episodes.

NUPLAZID as a Treatment for Parkinson’s Disease Psychosis

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

Parkinson’s disease psychosis is a debilitating disorder commonly characterized by visual hallucinations and delusions that occurs in an estimated 40 percent of Parkinson’s disease patients. The development of psychosis in patients with Parkinson’s disease substantially contributes to the burden of Parkinson’s disease and deeply affects their quality of life. Parkinson’s disease psychosis is associated with increased caregiver stress and burden, nursing home placement, and increased morbidity and mortality.

The FDA has not approved any drug to treat Parkinson’s disease psychosis. Therefore, despite substantial limitations, physicians frequently resort to off-label use of currently marketed antipsychotic drugs, including Seroquel and clozapine, to treat patients with Parkinson’s disease psychosis. These drugs are associated with a number of side effects, which can be especially problematic for elderly patients with Parkinson’s disease. In addition, all current antipsychotic drugs have a black box warning for use in elderly patients with dementia-related psychosis due to increased mortality and morbidity.

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

NUPLAZID provides an innovative, non-dopaminergic approach and, we believe, has the potential to be the first safe and effective drug that will treat Parkinson’s disease psychosis without compromising motor control, thereby significantly improving the quality of life for patients with Parkinson’s disease.

In November 2012, we announced successful top-line results from our pivotal Phase III -020 Study, evaluating the efficacy, tolerability, and safety of NUPLAZID in patients with Parkinson’s disease psychosis.

Results from the -020 Study were presented at the American Academy of Neurology Meeting in March 2013, and published in The Lancet, a peer-reviewed medical journal, in November 2013. The -020 Study was a multi-center, double-blind, placebo-controlled clinical trial. A total of 199 patients were enrolled in the study and randomized on a one-to-one basis to receive either 34 mg of NUPLAZID (the equivalent of 40mg of pimavanserin tartrate) or placebo once-daily for six weeks, following a two-week screening period that included brief psycho-social therapy. Patients also received stable doses of their existing anti-Parkinson’s therapy throughout the study.

NUPLAZID met the primary endpoint in the -020 Study by demonstrating a highly significant reduction in psychosis (p=0.001) as measured using the SAPS-PD, a scale consisting of nine items from the hallucinations and delusions domains of the Scale for the Assessment of Positive Symptoms. NUPLAZID also met the key secondary endpoint for motoric tolerability as measured using Parts II and III of the Unified Parkinson’s Disease Rating Scale, or UPDRS. These results were further supported by highly significant improvements in all secondary efficacy measures, including the Clinical Global Impression Severity, or CGI-S, scale (p<0.001), the Clinical Global Impression Improvement, or CGI-I, scale (p=0.001), and a CGI-I responder analyses (p=0.002). In addition, statistically significant benefits were observed in exploratory efficacy measures of nighttime sleep, daytime wakefulness and caregiver burden. Consistent with previous studies, NUPLAZID was safe and well tolerated in this Phase III trial.

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

We also are continuing to conduct our open-label safety extension study, referred to as the -015 Study, involving patients with Parkinson’s disease psychosis who have completed the -020 Study and our earlier Phase III studies. The -015 Study, together with a similar extension study from our earlier Phase II Parkinson’s disease psychosis trial, has generated a considerable amount of long-term safety data on NUPLAZID. A total of over 250 patients have been treated with NUPLAZID for at least one year, and of those at least 100 patients have been treated for at least two years. Our longest single-patient exposure is greater than nine years. We believe that our experience to date suggests that long-term administration of NUPLAZID is generally safe and well tolerated in this elderly and fragile patient population.

During 2014, we conducted foundational access and reimbursement research with key decision makers for payers covering 168 million lives, of which approximately one-third are covered by commercial healthcare payers, one-third covered by Medicare Part D Standard, and one-third covered by Medicare Part D Low Income Subsidy.

While the FDA has agreed to review an NDA for NUPLAZID on the basis of our positive pivotal -020 Study data, along with supportive efficacy and safety data from other NUPLAZID studies, the NDA will be subject to FDA review to determine whether the filing package is adequate to support approval for Parkinson’s disease psychosis.

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

The FDA has not approved any drug to treat Alzheimer’s disease psychosis. As symptoms progress and become more severe, physicians often resort to off-label use of antipsychotic medications in these patients. Current antipsychotic drugs may exacerbate the cognitive disturbances associated with Alzheimer’s disease. Current antipsychotic drugs also have a black box warning for use in elderly patients with dementia-related psychosis due to increased mortality and morbidity. There is a large unmet medical need for a safe and effective therapy to treat the psychosis in patients with Alzheimer’s disease.

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

In November 2013, we initiated a Phase II trial, referred to as the -019 Study, to examine the efficacy and safety of pimavanserin as a treatment for Alzheimer’s disease psychosis. The -019 Study is a randomized, double-blind, placebo-controlled study designed to enroll 200 patients with Alzheimer’s disease psychosis. Following a screening period that includes brief psycho-social therapy, patients are randomized on a one-to-one basis to receive either 34 mg of pimavanserin (the equivalent of 40mg of pimavanserin tartrate) or placebo once-daily for twelve weeks. The -019 study will assess several key efficacy endpoints, including use of the Neuropsychiatric Inventory—Nursing Home scale to measure psychosis and other behavioral disorders. Key efficacy endpoints will be based on the change at week 6 from baseline. The study will also assess additional exploratory endpoints, including the cognitive status of patients and the durability of response to pimavanserin, through twelve weeks of therapy. We plan to complete enrollment in the -019 Study by the end of 2015.

Pimavanserin as a Treatment for Schizophrenia

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

According to the National Institute of Mental Health, approximately one percent of the U.S. population suffers from schizophrenia. Antipsychotic drugs increasingly have been used by physicians to address a range of disorders in addition to schizophrenia, including bipolar disorder and a variety of psychoses and related conditions in elderly patients. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects.

Most schizophrenia patients in the United States today are treated with second-generation, or atypical, antipsychotics, which induce fewer motor disturbances than typical, or first-generation, antipsychotics, but still fail to address most of the negative symptoms of schizophrenia. In addition, currently prescribed treatments do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. It is believed that the efficacy of atypical antipsychotics is due to their interactions with dopamine and 5-HT2A receptors. The side effects induced by the atypical agents may include weight gain, non-insulin dependent (type II) diabetes, cardiovascular side effects, sleep disturbances, and motor disturbances. We believe that these side effects generally arise either from non-essential receptor interactions or from excessive dopamine blockade.

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

Pimavanserin’s selective blockade of the 5-HT2A receptor may enable it to be used in two different treatment approaches to improve the therapy for patients with schizophrenia. First, we are planning to evaluate the use of pimavanserin between acute psychotic episodes in a Phase II schizophrenia study. In this maintenance phase of schizophrenia therapy, we believe that pimavanserin may be desirable to use as a treatment that selectively blocks the 5-HT2A receptor and avoids interaction with dopamine receptors, which may be associated with many of the side effects caused by existing antipsychotic drugs. We believe that pimavanserin has the potential to be used as a stand-alone treatment to provide a well-tolerated maintenance therapy for schizophrenia patients that results in better compliance compared to existing antipsychotic drugs.

Second, we believe that pimavanserin may be effective as a co-therapy, together with low doses of existing atypical antipsychotic drugs such as risperidone, to obtain a more optimal balance between 5-HT2A receptor blockade and partial dopamine receptor blockade. This co-therapy approach has the potential to result in enhanced efficacy and fewer side effects relative to existing treatments. We published results in 2012 from an earlier multi-center, double-blind, placebo-controlled Phase II trial designed to evaluate pimavanserin as a co-therapy in patients with schizophrenia. The trial results showed several advantages of co-therapy with pimavanserin and a 2 mg, or low, dose of risperidone in patients with schizophrenia. These advantages included efficacy comparable to that of a 6 mg, or standard, dose of risperidone, combined with a faster onset of antipsychotic action and an improved side effect profile, including significantly less weight gain, compared to the standard dose of risperidone.

Sleep Benefits of Pimavanserin

Although Parkinson’s disease is typically characterized by motor dysfunction, non-motor problems are also common and can significantly impair function and quality of life. In studies of Parkinson’s disease patients, the prevalence of sleep disturbances, including daytime wakefulness, has been reported to be almost 100 percent. Sleep disorders are a major cause of disability in Parkinson’s disease and are associated with other symptoms including falls, psychosis, dementia, and depression, which have a substantial impact on quality of life.

Sleep-related problems in Parkinson’s disease can be divided into disturbances of nocturnal sleep and disturbances of daytime wakefulness. Studies suggest that nighttime sleep disturbances occur in almost 70 percent of Parkinson’s disease patients. These disturbances include insomnia, restless legs syndrome, periodic leg movements of sleep, rapid eye movement sleep behavior disorder, and sleep apnea. Impaired nighttime sleep has been associated with increased daytime sleepiness, depression, fatigue, and cognitive impairment.

Clinical benefits of pimavanserin were observed in an exploratory efficacy measure of sleep during our -020 Study. Sleep was assessed using the SCOPA-sleep scale, which was designed to enable the investigator to evaluate nighttime sleep and daytime wakefulness in Parkinson’s disease patients. Pimavanserin demonstrated significant improvements on both nighttime sleep (p=0.045) and daytime wakefulness (p=0.012) on SCOPA. We plan to follow up these findings with a Phase II study to further explore the potential sleep benefits of pimavanserin in Parkinson’s disease patients.

Adrenergic and Muscarinic Programs

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

In November 2014, Allergan announced it entered into an agreement with Actavis plc under which Actavis will acquire Allergan. If this acquisition is completed, we do not know what impact, if any, it will have on our programs with Allergan or Allergan’s performance thereunder.

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

Even if we are successful in developing pimavanserin and gaining FDA approval of NUPLAZID, it would compete with a variety of established drugs in the areas of Parkinson’s disease psychosis, Alzheimer’s disease psychosis, and schizophrenia. For example, NUPLAZID for the treatment of Parkinson’s disease psychosis would compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca PLC, and clozapine, a generic drug.

Pimavanserin for Alzheimer’s disease psychosis would compete with off-label use of antipsychotic drugs. Pimavanserin for the treatment of schizophrenia would compete with Latuda, marketed by Sunovion Pharmaceuticals Inc., Zyprexa, marketed by Eli Lilly and Company, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb Company and Otsuka Pharmaceutical Co., Ltd., Seroquel, and clozapine. Zyprexa (olanzapine), Risperdal (risperidone), Seroquel (quetiapine) and clozapine (clozaril) are all now generic in the United States.

Our potential products for the treatment of chronic pain would compete with Lyrica, marketed by Pfizer Inc., and Cymbalta, marketed by Eli Lilly, as well as with a variety of generic or proprietary opioids, and other drugs. Currently, the leading drugs approved for chronic pain indications include Lyrica, the successor to Neurontin (gabapentin, now a generic drug), and Cymbalta, now generic in the United States.

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

Smaller companies also may prove to be significant competitors, particularly through proprietary research discoveries and collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of our competitors have products that have been approved or are in advanced development. We face competition from other companies, academic institutions, governmental agencies and other public and private research organizations for collaborative arrangements with pharmaceutical and biotechnology companies, in recruiting and retaining highly qualified scientific, sales and marketing, and management personnel and for licenses to additional technologies. Our competitors, either alone or with their collaborators, may succeed in developing technologies or drugs that are more effective, safer, and more affordable or more easily administered than ours and may achieve patent protection or commercialize drugs sooner than us. Developments by others may render our product candidates or our technologies obsolete. Our failure to compete effectively could have a material adverse effect on our business.

Intellectual Property

We currently hold 49 issued U.S. patents and 244 issued foreign patents. All of these patents originated from discoveries made by us. In addition, we have 15 provisional and utility U.S. patent applications and 52 foreign patent applications.

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

We also rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We protect our trade secrets in part through confidentiality and proprietary information agreements. We have entered into a license agreement, dated as of November 30, 2006, for certain intellectual property rights from the Ipsen Group in order to expand and strengthen the intellectual property portfolio for our serotonin platform, including pimavanserin. In connection with a successful filing of the NDA for NUPLAZID, we would pay a $2.5 million milestone payment to Ipsen and, if approved, would pay an additional $8.0 million milestone payment to Ipsen, each pursuant to the terms of the 2006 license agreement. In addition, if we are able to successfully market and sell NUPLAZID, we would pay to Ipsen royalties of up to two percent of net product sales pursuant to the agreement. We are a party to various other license agreements that give us rights to use certain technologies in our research and development.

Pimavanserin

Twenty U.S. patents have been issued to us that provide protection for pimavanserin, including two that cover the compound generically and 12 that specifically cover pimavanserin, polymorphs thereof, the use thereof for treating Parkinson’s disease psychosis, Alzheimer’s disease psychosis, schizophrenia, bipolar disorder, Lewy body disease, sleep disorders, and other methods of treatment. These patents also provide protection for certain methods of producing pimavanserin. The pimavanserin-specific patent and the Parkinson’s disease psychosis treatment patent provide protection until June 2027 and 2026, respectively. The patent that covers polymorphs of pimavanserin provides protection until June 2028. The patents that cover pimavanserin generically expire in 2021. Our estimation of the above patent terms includes patent term adjustments made by the U.S. Patent and Trademark Office. These patent terms may be subject to change based on new interpretations of the law. We have 56 issued foreign patents that specifically cover pimavanserin, including patents in 38 European countries, Australia, Canada, China, Hong Kong, India, Japan, Mexico, New Zealand, Russia, Singapore and South Africa, which provide patent protection until 2024. We also have 48 issued foreign patents that cover polymorphs of pimavanserin and provide patent protection until 2025. We continue to prosecute patent applications directed to pimavanserin and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide.

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

In July 1999, we entered into a collaboration agreement with Allergan to discover, develop and commercialize selective muscarinic drugs for the treatment of glaucoma. Under this agreement, we provided our chemistry and discovery expertise to enable Allergan to select two compounds for development. We granted Allergan exclusive worldwide rights to commercialize products based on these two compounds for the treatment of ocular disease. As of December 31, 2014, we had received an aggregate of $9.9 million in payments under the agreement, consisting of upfront fees, research funding and milestone payments. We are eligible to receive up to an aggregate of $15.0 million in additional payments per product upon the achievement of development and regulatory milestones as well as royalties on future net product sales worldwide, if any. Allergan may terminate this agreement upon 90 days’ notice. However, if terminated, Allergan’s rights to the selected compounds would revert to us.

In September 1997, we entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new therapeutics for pain and ophthalmic indications. This agreement, as amended, provides for the continued development of product candidates for one target area. We are restricted from conducting competing research in that target area. Pursuant to the agreement, we granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. We had received an aggregate of $10.5 million in payments, consisting of research funding and milestone payments, through December 31, 2014 under this agreement. We are eligible to receive additional milestone payments of up to $10.0 million in the aggregate upon the achievement of development and regulatory milestones as well as royalties on future net product sales worldwide, if any. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in us.

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

In November 2014, Allergan announced it entered into an agreement with Actavis under which Actavis will acquire Allergan. If this acquisition is completed, we do not know what impact, if any, it will have on our agreements with Allergan or Allergan’s performance thereunder.

Government Regulation

Our business activities, including the manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any new drug developed by us must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug, and Cosmetic Act, as amended. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, import, export, sale and distribution of biopharmaceutical products. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Moreover, if our product candidates are approved by the FDA, government coverage and reimbursement policies will both directly and indirectly impact our ability to successfully commercialize our products, and such coverage and reimbursement policies will be impacted by recently enacted and any applicable future healthcare reform measures. In addition, we are subject to state and federal laws, including, among others, anti-kickback laws, false claims laws, data privacy and security laws, and transparency laws that restrict certain business practices in the pharmaceutical industry.

In the United States, drug product candidates intended for human use undergo laboratory and animal testing until adequate proof of safety is established. Clinical trials for new product candidates are then typically conducted in humans in three sequential phases that may overlap. Phase I trials involve the initial introduction of the product candidate into healthy human volunteers. The emphasis of Phase I trials is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the compound for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes. Before commencing clinical investigations in humans, we or our collaborators must submit an Investigational New Drug Application, or IND, to the FDA.

Regulatory authorities may require additional data before allowing the clinical studies to commence or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. We have in the past and may in the future rely on some of our collaborators to file INDs and generally direct the regulatory approval process for our potential products. Clinical testing must also meet requirements for clinical trial registration, institutional review board oversight, informed consent, health information privacy, and good clinical practices, or GCPs. Additionally, the manufacture of our drug product, must be done in accordance with current good manufacturing practices, or GMPs.

To establish a new product candidate’s safety and efficacy, the FDA requires companies seeking approval to market a drug product to submit extensive preclinical and clinical data, along with other information, for each indication for which the product will be labeled. The data and information are submitted to the FDA in the form of a New Drug Application, or NDA. Generating the required data and information for an NDA takes many years and requires the expenditure of substantial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process. The failure to demonstrate adequately the quality, safety and efficacy of a product candidate under development would delay or prevent regulatory approval of the product candidate. We cannot assure you that, even if clinical trials are completed, either our collaborators or we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Under applicable laws and FDA regulations, each NDA submitted for FDA approval is given an internal administrative review within 60 days following submission of the NDA. If deemed sufficiently complete to permit a substantive review, the FDA will “file” the NDA. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal goals of eight months from submission for priority review of NDAs that cover product candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 12 months from submission for the standard review of NDAs. However, the FDA is not legally required to complete its review within these periods, these performance goals may change over time and the review is often extended by FDA requests for additional information or clarification. Moreover, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the NDA can be approved. Before approving an NDA, the FDA can choose to inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with GMPs. The FDA may also audit sites at which clinical trials have been conducted to determine compliance with GCPs and data integrity. The FDA’s review of an NDA may also involve review and recommendations by an independent FDA advisory committee, particularly for novel indications, such as Parkinson’s disease psychosis. The FDA is not bound by the recommendation of an advisory committee.

In addition, delays or rejections may be encountered based upon changes in regulatory policy, regulations or statutes governing product approval during the period of product development and regulatory agency review.

Before receiving FDA approval to market a potential product, we or our collaborators must demonstrate through adequate and well-controlled clinical studies that the potential product is safe and effective in the patient population that will be treated. If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, FDA approval may entail ongoing requirements for risk management, including post-marketing studies. Even if approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to payment of significant annual fees and continuing review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including labeling changes, warning letters, costly recalls or withdrawal of the product from the market.

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

In addition, as a condition of approval, the FDA may require an applicant to develop a risk evaluation and mitigation strategy, or REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

We and our collaborators and contract manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our potential products. The FDA may conclude that we or our collaborators or contract manufacturers are not in compliance with applicable good manufacturing practice requirements and other FDA regulatory requirements, which may result in delay or failure to approve applications, warning letters, product recalls and/or imposition of fines or penalties.

If the product is approved, we must also comply with post-marketing requirements, including, but not limited to, compliance with advertising and promotion laws enforced by various government agencies, including the FDA’s Office of Prescription Drug Promotion, through such laws as the Prescription Drug Marketing Act, federal and state anti-fraud and abuse laws, including anti-kickback and false claims laws, healthcare information privacy and security laws, post-marketing safety surveillance, and disclosure of payments or other transfers of value to healthcare professionals and entities. In addition, we are subject to other federal and state regulation including, for example, the implementation of corporate compliance programs.

Outside of the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA marketing approval discussed above. In addition, foreign regulations may include applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals and entities.

Drugs for Serious or Life-Threatening Illnesses

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies”. A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team, and taking other steps to design the clinical trials in an efficient manner. FDA regulations also provide certain mechanisms to expedite approval of potential products intended to treat serious or life-threatening illnesses which have been studied for safety and effectiveness and which demonstrate the potential to address unmet medical needs. Under accelerated approval regulations, NDAs may be approved on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. Certain of our product candidates might qualify for accelerated approval. Even if the FDA agrees that these potential products qualify for accelerated approval procedures or breakthrough therapy designation, the FDA may deny approval of our drugs or may require that additional studies be required before approval. The FDA may also require us to perform post-approval, or Phase IV, studies as a condition of approval. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the potential product.

Coverage and Reimbursement

Market acceptance and sales of any product candidates for which we may receive regulatory approval will depend, in part, upon the availability of coverage and adequate reimbursement from third-party payors. Third-party payors such as government health programs (including Medicare and Medicaid in the United States), managed care organizations, private health insurers, and other organizations generally decide which drugs they will pay for and establish reimbursement levels for health care. Coverage decisions may depend upon various clinical and economic factors that potentially disfavor new drug products when more established or lower cost therapeutic alternatives are available. Even if coverage is made available by a third-party payor, the reimbursement rates paid for covered products might not be adequate. The marketability of any products for which we may receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide coverage and adequate reimbursement to allow us to sell such products on a competitive and profitable basis. For example, under these circumstances, physicians may limit how much or under what circumstances they will prescribe or administer such products, and patients may decline to purchase them. This, in turn, could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

In the United States and other potentially significant markets for our product candidates, government authorities and other third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies. Such pressure, along with the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in other countries, will likely put additional downward pressure on product pricing, reimbursement and usage, which may adversely affect any future product sales and our results of operations. The market for any product candidates for which we may receive regulatory approval will depend significantly on the degree to which these products are listed on third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement, to the extent products for which we may receive regulatory approval are covered under a pharmacy benefit or are otherwise subject to a formulary. The industry competition to be included on such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other therapeutic alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. We cannot be certain that our product candidates will be considered cost-effective. This process could delay the market acceptance of any product candidates for which we may receive approval and could have a negative effect on our future revenues and operating results.

In the United States, the Medicare Part D program provides a voluntary outpatient drug benefit to Medicare beneficiaries for certain products. We expect NUPLAZID, if approved, will be available for coverage under Medicare Part D, but the extent to which the individual Part D plans may offer coverage may be subject to various factors such as those described above. In addition, while Medicare Part D has historically required Medicare Part D plans to include “all or substantially all” drugs in the following designated classes of “clinical concern” on their formularies: anticonvulsants, antidepressants, antineoplastics, antipsychotics, antiretrovirals, and immunosuppressants, the Centers for Medicare and Medicaid Services, or CMS, recently proposed, but did not adopt, changes to this policy for coverage year 2015. If this policy is changed in the future and if CMS no longer considers the antipsychotic class to be of “critical concern”, Medicare Part D plans would have significantly more discretion to reduce the number of products covered in that class. Furthermore, private payors often follow Medicare coverage policies and payment limitations in setting their own coverage policies.

Coverage policies, third-party reimbursement rates, and product pricing regulation may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

“Fraud and Abuse”, Data Privacy, and Security Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws restrict business practices in the pharmaceutical industry. These laws include, among others, anti-kickback and false claims laws, data privacy and security laws, and transparency laws. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, and thus the Anti-Kickback Statute could potentially restrict certain arrangements between pharmaceutical manufacturers and customers that are common or even potentially beneficial in other industries. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are limited in scope. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute to state that a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Where “one purpose” of an arrangement involving remuneration is to induce referrals of a federal healthcare covered business, the Anti-Kickback Statute may have been violated, and enforcement will depend on the relevant facts and circumstances.

The federal False Claims Act prohibits any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. In addition, the ACA specified that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The federal False Claims Act has been the basis for numerous enforcement actions and settlements by pharmaceutical and other healthcare companies in connection with various alleged financial relationships with customers. In addition, a number of pharmaceutical companies have reached substantial financial settlements in connection with, for example, allegedly causing false claims to be submitted because of their marketing of products for unapproved, and thus non-reimbursable, uses.

Additionally, other federal and state false claims and false statements laws exist that restrict business activities in the pharmaceutical industry. For example, a federal criminal law enacted as part of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. In addition, the federal civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Also, many states have similar fraud and abuse statutes or regulations, including, without limitation, laws analogous to the federal Anti-Kickback Statute and the federal False Claims Act, that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

In addition, a federal requirement created under the ACA mandates that pharmaceutical companies track and annually report to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. CMS disclosed certain reported information for the first reporting period on a publicly available website in September 2014. There are also an increasing number of state “sunshine” laws that require pharmaceutical companies to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, and make periodic public disclosures on sales and marketing activities, and prohibiting certain other sales and marketing practices. These laws may adversely affect our sales, marketing, and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise fail to comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities, particularly any sales and marketing activities after a product candidate has been approved for marketing in the United States, could be subject to legal challenge and enforcement actions. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates receive approval and are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs, as well as laws and regulations requiring transparency of pricing and marketing information and governing the privacy and security of health information, such as the European Union’s Directive 95/46/EC on the protection of individuals with regard to the processing of personal data.

Impact of Healthcare Reform on Coverage, Reimbursement, and Pricing

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and other third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country-specific and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions, and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies, and pricing in general.

The United States and some foreign jurisdictions are considering or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any future products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the ACA. The ACA, among other things, imposes a significant annual fee on companies that manufacture or import certain branded prescription drug products. It also contains substantial new provisions intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, and impose additional health policy reforms, any or all of which may affect our business. A significant number of provisions are not yet, or have only recently become, effective, but the ACA is likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Other legislative changes have also been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions in Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Such laws may result in additional reductions in Medicare and other healthcare funding. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of drug products, including our product candidates. Any reduction in reimbursement from

Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Research and Development Expenses

Our research and development expenses were $60.6 million, $26.7 million, and $18.8 million in 2014, 2013, and 2012, respectively.

Manufacturing and Distribution

We currently outsource, and plan to continue to outsource, manufacturing responsibilities for our existing and future product candidates, including NUPLAZID, for development and commercial purposes. Until recently, NUPLAZID has been manufactured in small quantities for preclinical studies and clinical trials. If NUPLAZID is approved for commercial sale, we will need to manufacture the product in larger quantities. Significant scale-up of manufacturing requires additional process development and validation studies, which will be subject to FDA review as part of our NDA submission. Our active pharmaceutical ingredient, or API, has been manufactured in Switzerland for over ten years and we anticipate continuing to use this manufacturer as we transition to a commercial organization.

We plan to retain third-party service providers to perform a variety of functions related to the distribution of NUPLAZID, including warehousing, customer service, order-taking, invoicing, collections, and shipment and returns processing.

Sales and Marketing

During the second half of 2013, we began hiring the senior leadership of our commercial organization that is preparing our organization for the planned future launch of NUPLAZID. This commercial team is comprised of experienced professionals in marketing, reimbursement and managed markets, marketing research, commercial operations, and sales force planning and management.

We are preparing to build a specialty sales force in the U.S. of approximately 135 experienced sales professionals. If NUPLAZID is approved, this specialty sales force will focus on promoting NUPLAZID primarily to neurologists and a small group of psychiatrists and long-term care physicians who are high prescribers of antipsychotics for Parkinson’s disease psychosis patients. In selected markets outside of the United States, we may choose to commercialize NUPLAZID independently or by establishing one or more strategic alliances.

Long-Lived Assets

Our long-lived assets totaled $553,000 and $579,000 as of December 31, 2014 and 2013, respectively. All of our long-lived assets are located in the United States.

Employees

At December 31, 2014, we had 97 employees. Of our total workforce, 52 are engaged in research and development activities, 31 are engaged in administrative activities such as finance, legal, and information technology, and 14 are engaged in commercial operations and marketing. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Item 1A.	Risk Factors.

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

We currently have no product candidates approved for sale, and we may never be able to develop marketable products. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are focusing a significant portion of our activities and resources on pimavanserin, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to obtain regulatory approval for and successfully commercialize NUPLAZID (pimavanserin) in the United States and potentially in additional territories. The regulatory approval and successful commercialization of NUPLAZID is subject to many risks, including the risks discussed in other risk factors, and NUPLAZID may not receive marketing approval from any regulatory agency. If the results or timing of regulatory filings, the regulatory process, regulatory developments, commercialization, clinical trials or preclinical studies, or other activities, actions or decisions related to pimavanserin do not meet our or others’ expectations, the market price of our common stock could decline significantly.

In April 2013, we announced that the FDA had agreed that the data from our -020 Study, together with supportive data from our other studies with NUPLAZID, are sufficient to support the filing of a New Drug Application, or NDA, for the treatment of Parkinson’s disease psychosis, or PDP. We are currently completing the NDA and related preparations to support a review of the NDA, and plan to submit the NDA to the FDA in the first quarter of 2015. While the FDA has agreed to review an NDA for NUPLAZID on the basis of our positive pivotal -020 Study data, along with supportive efficacy and safety data from other NUPLAZID studies, the NDA will be subject to FDA review to determine whether the entire filing package is adequate to support approval of NUPLAZID for PDP. Notwithstanding the guidance that we received in April 2013, the FDA retains complete discretion in deciding whether to file an NDA for NUPLAZID and there are many components to an NDA submission beyond the efficacy and safety data reviewed by the FDA in 2013. For example, in addition to reviewing the safety and efficacy data for NUPLAZID, the FDA will review our internal systems and processes, as well as those of our vendors, related to our development of NUPLAZID, including those pertaining to our clinical trials and manufacturing processes. Even if our NDA submission for NUPLAZID is accepted for filing, the FDA retains complete discretion in deciding whether or not to approve an NDA and there is no guarantee that NUPLAZID will be approved for the treatment of PDP or any other indication. Additionally, the FDA may convene an advisory committee of independent experts, including clinicians and other scientific experts, to review, evaluate and provide recommendations as to whether the NDA for NUPLAZID should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA may choose not to approve our NDA for NUPLAZID for any of a variety of reasons, including a decision related to the safety or efficacy data for NUPLAZID or for any other issues that they may identify related to our development of NUPLAZID for the treatment of PDP.

Thus, significant uncertainty remains regarding the regulatory approval process for NUPLAZID.

Even if the FDA grants an approval for NUPLAZID for the treatment of PDP, the terms of the approval may limit its commercial potential. Additionally, even after receipt of FDA approval, NUPLAZID would be subject to substantial, ongoing regulatory requirements.

The FDA has complete discretion over the approval of NUPLAZID for the treatment of PDP. If it grants approval, the scope of the approval may limit our ability to commercialize NUPLAZID, and in turn, limit our ability to generate substantial sales revenues. For example, the FDA may not approve the labeling claims for NUPLAZID that we believe are necessary or desirable for successful commercialization as a treatment for PDP, or may grant approval contingent on the performance of costly post-approval clinical trials or subject to warnings or contraindications. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for NUPLAZID will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMPs, good clinical practices, international conference on harmonization regulations and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our clinical development and for any clinical trials that we conduct post-approval. The FDA may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution. These actions could result from, among other things, safety concerns, including unexpected side effects or drug-drug interaction problems, or concerns over misuse or abuse of the product. If any of these actions were to occur following approval, we may have to discontinue the commercialization of NUPLAZID, limit our sales and marketing efforts, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

Even if NUPLAZID is approved by the FDA for PDP, we may not be successful in its commercial launch.

We currently have a small commercialization group but have never, as an organization, launched or commercialized a product. Following any potential approval by the FDA of NUPLAZID for the treatment of PDP, in addition to building a sales force, we will need to successfully coordinate the commercialization of NUPLAZID. Prior to commercialization, NUPLAZID could also be subject to review and potential scheduling by the Drug Enforcement Administration of the U.S. Department of Justice, or DEA, which could delay and adversely impact its marketing and commercialization. There are numerous examples of unsuccessful product launches and, since we have never launched a product, there is no guarantee that we will be able to do so if granted marketing approval for NUPLAZID for the treatment of PDP. If any product launch of NUPLAZID is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product could be harmed.

We currently have no sales force and have no experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing capabilities and establish our sales force or enter into agreements with third parties to distribute NUPLAZID, we may not be able to generate product revenues.

Our strategy is to build a fully-integrated biopharmaceutical company to successfully execute the commercial launch of NUPLAZID in the United States following regulatory approval. While we have established our core commercial team, we do not currently have a complete organization for the sales, marketing and distribution of NUPLAZID, and, as an organization, we do not have any experience commercializing pharmaceutical products. In order to market any products that may be approved by the FDA, including NUPLAZID, we must build our sales, marketing, managerial, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenues and may not become profitable.

Included in our strategy in the United States is a plan to establish a specialty sales force to commercialize NUPLAZID for the treatment of PDP. The establishment and development of our own sales force to market NUPLAZID will be expensive and time consuming and could delay any product launch, and we cannot be certain that we will be able to successfully develop this capability. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. To the extent we rely on third parties to commercialize NUPLAZID, we may receive less revenues than if we commercialized these products ourselves. In addition, we may have little or no control over the sales efforts of any third parties involved in commercializing our products. In the event we are unable to develop our own sales force or collaborate with a third-party marketing and sales organization, we would not be able to effectively commercialize NUPLAZID which would negatively impact our ability to generate product revenues.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize NUPLAZID will be harmed.

If approved, NUPLAZID will be a newly-marketed drug and, therefore, none of the members of our sales force will have ever promoted NUPLAZID prior to its launch. As a result, we will be required to expend significant time and resources to train our sales force to be credible and persuasive in marketing NUPLAZID for the treatment of PDP to neurologists, pharmacists and long-term care facilities. In addition, we must train our sales force to ensure that a consistent and appropriate message about NUPLAZID is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NUPLAZID and its proper administration, our efforts to successfully commercialize NUPLAZID could be put in jeopardy, which would negatively impact our ability to generate product revenues.

NUPLAZID may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.

Even if a product is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

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

If a product does not provide a treatment regimen that is as beneficial as the current standard of care or otherwise does not provide patient benefit, that product will not achieve market acceptance and we will not generate sufficient revenues to achieve or maintain profitability.

With respect to NUPLAZID specifically, even if approved by the FDA for the treatment of PDP, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID, if approved by the FDA, would be made available to treat PDP, an indication for which the FDA has not approved a pharmaceutical treatment. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PDP, the rate of diagnosis of PDP, the rate of physician adoption of NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for it, and if they do prescribe treatment, they may prescribe other drugs to treat it, even though they are not approved for PDP, instead of NUPLAZID. In addition, even if NUPLAZID is prescribed for the treatment of PDP, issues may arise with respect to patient adherence and compliance rates. It is anticipated that the recommended dosing of NUPLAZID, if approved, will be two 17 mg tablets taken together once a day. Patients may elect, whether at the direction of their physician or otherwise, to take only one tablet a day instead of two, to take tablets at different times during the day, or to otherwise not adhere to the recommended dosing, any of which could result in far lower efficacy. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it. The commercial success of NUPLAZID depends on acceptance by patients and physicians, and there are a number of factors that could skew our or others’ estimates about whether and to what extent NUPLAZID will be prescribed for the treatment of PDP.

Our ability to generate product revenues will be diminished if NUPLAZID does not receive coverage from payors or sells for inadequate prices, or if patients are unable to obtain adequate levels of reimbursement.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for NUPLAZID, or other products we may market, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients may not use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost of those products.

In addition, the market for NUPLAZID will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of any approved products to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID or any other products we may market from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

We are subject to federal, state and foreign healthcare laws and regulations and implementation or changes to such healthcare laws and regulations could adversely affect our business and results of operations.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our potential products, including NUPLAZID, as described in greater detail in the Government Regulation section of this report. If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, exclusion from federal health care programs and the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with any products we may market, including NUPLAZID, which could negatively impact our profitability.

We expect that the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using our products, reduce product utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other anticipated developments resulting from the federal healthcare reform legislation, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset the annual excise tax on certain drug product sales enacted under the ACA, subject to limited exceptions. It is possible that the tax burden, if we are not excepted, would adversely affect our financial performance, which in turn could cause the price of our stock to decline. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any products for which we receive regulatory approval, including NUPLAZID.

If our operations are found to be in violation of any of the laws or regulations described above, comparable laws and regulations of non-U.S. jurisdictions or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

If we receive marketing approval from the FDA for NUPLAZID for the treatment of PDP, we could face liability if a regulatory authority determines that we are promoting “off-label” use.

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label or for uses that differ from those approved by other applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. If we begin marketing NUPLAZID, or any other product, we intend to comply with the FDA and other regulatory agencies with respect to our promotion of our products, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.

We have experienced significant net losses since our inception. As of December 31, 2014, we had an accumulated deficit of approximately $498.1 million. We expect to incur net losses over the next few years as we advance our programs and incur significant development and commercialization costs.

We have not received any revenues from the commercialization of our product candidates. We plan to submit our NDA for NUPLAZID for the treatment of PDP in the first quarter of 2015. The regulatory approval process is time consuming and uncertain and there is no guarantee that our planned NDA submission for NUPLAZID will be accepted for filing or, if accepted, approved for marketing. Even if our NDA for NUPLAZID is approved, we would still expect to incur significant expenses and net losses for at least the next few years as we begin our first ever commercialization efforts and pursue the development and commercialization of NUPLAZID and other product candidates. Substantially all of our revenues for the twelve months ended December 31, 2014 were from our agreements with various parties, including our research and development grants. The research term of our 2003 collaboration with Allergan concluded in March 2013 and we no longer recognize revenues from this collaboration. Thus, any significant payments from Allergan pursuant to our continuing collaborations are dependent upon the advancement of an applicable product candidate. Until such time as we may gain regulatory approval for, and generate revenues from, product sales, we anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize NUPLAZID or any of our other product candidates.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $322.5 million at December 31, 2014. While we believe that our existing cash resources will be sufficient to fund our cash requirements at least into the second half of 2016, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, planned commercialization activities for NUPLAZID, and other research and development programs;

•	the costs of preparing applications for regulatory approvals for NUPLAZID and other product candidates;

•	the costs of establishing, or contracting for, sales and marketing capabilities for NUPLAZID or other product candidates;

•	our ability to obtain regulatory approval for, and generate product sales from, NUPLAZID or other product candidates;

•	the costs of acquiring additional product candidates or research and development programs;

•	the scope, prioritization and number of our research and development programs;

•

the ability of our collaborators and us to reach the milestones and other events or developments triggering payments under our collaboration or license agreements, or our collaborators’ ability to make payments under these agreements;

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

In order to market our products in foreign jurisdictions, we must obtain foreign regulatory approval in each of those jurisdictions. Approval by the FDA does not ensure that foreign jurisdictions will also approve our products for commercial distribution. The regulations in foreign jurisdictions vary. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval in foreign jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work beyond that required to obtain regulatory approval in the United States. Furthermore, we may not be able to obtain approval for foreign sales. This will restrict our ability to market our products and would limit their commercial potential and value, including that of NUPLAZID.

The pivotal Phase III study with NUPLAZID for PDP, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin will be successful.

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from our successful pivotal -020 Phase III trial with NUPLAZID for the treatment of PDP. Following our April 2013 meeting with the FDA, we conducted customary supportive studies, such as drug-drug interaction studies and CMC development that are needed prior to filing an NDA. Even though we successfully completed the -020 Study, those results are not predictive of results of the supportive studies and CMC development needed for FDA review of an NDA submission or of any post-approval studies that we may undertake. We believe that pimavanserin also may have utility in indications other than PDP, such as Alzheimer’s disease psychosis, or ADP, and schizophrenia. However, prior to the first efficacy study that we commenced in late 2013, we had never tested pimavanserin in clinical studies for ADP and we have only conducted a Phase II trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study or that we will be successful at all in future studies for additional indications or that future results of studies of NUPLAZID for the treatment of PDP will be consistent with those from the -020 Study.

If we do not successfully complete development of NUPLAZID, we will be unable to market and sell NUPLAZID or products derived from it, or to generate related product revenues.

We do not have a partner for the development of our lead product candidate, pimavanserin, and are solely responsible for the advancement of this program and, if approved for marketing, commercialization of the product.

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including preparations for FDA review of NUPLAZID for the treatment of PDP and clinical trials of pimavanserin for other indications, in the future we would need to add resources and raise additional funds in order to take this product candidate to market and to conduct the necessary sales and marketing activities, and to conduct further development activities, if we do not secure a partner. Following any potential approval by the FDA, our current strategy is to commercialize NUPLAZID for PDP in the United States by establishing a specialty sales force focused primarily on neurologists and a small group of psychiatrists and long-term care physicians who are high prescribers of antipsychotics for PDP patients. In addition, if we commercialize NUPLAZID in select markets outside of the United States, we will more than likely need to establish one or more strategic alliances in the future for that purpose. Without future collaboration partners in the United States and abroad, we might not be able to realize the full value of NUPLAZID.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we ended Phase I testing of AM-831 in 2012 and had previously had an unsuccessful Phase III trial with our most advanced product candidate, NUPLAZID. Following the reporting of successful results from the Phase III -020 Study with NUPLAZID in November 2012 and our meeting with the FDA in April 2013, we are completing preparations needed to support FDA review of NUPLAZID prior to our planned submission of an NDA for NUPLAZID for PDP in the first quarter of 2015. An unfavorable outcome in any of the foregoing development efforts for NUPLAZID would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our PDP program, we commenced a Phase II study with pimavanserin for patients with ADP in November 2013 and we are planning additional studies in other indications, including schizophrenia. We also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which have reached Phase II and Phase I development, respectively.

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

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

•	imposition of clinical holds by regulatory authorities or institutional review boards;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated screening or retention rates of patients in clinical trials;

•	serious adverse events or side effects experienced by participants; and

•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials.

Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delays, suspensions or terminations in a clinical trial, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed.

We depend on collaborations with third parties to develop and commercialize selected product candidates other than pimavanserin, and we have limited control over how those third parties conduct development and commercialization activities for such product candidates.

One aspect of our strategy is to selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates, other than pimavanserin, and we have limited control over the amount and timing of resources that our collaborators may devote to our product candidates. We may choose to rely on collaborations in the future for certain portions of our pimavanserin program or for the commercialization of NUPLAZID in certain territories outside of the United States. Our 2003 research agreement with Allergan ended in March 2013, and additional payments from our two ongoing agreements with Allergan, other than payments for a portion of patent costs for these collaborations, are dependent upon further advancement of our applicable product candidates. Unless these milestones are met, we will not receive significant future revenues from our current collaborations with Allergan.

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

In July 2014, Allergan announced that it would be reducing its worldwide headcount by approximately 13% and that it would be restructuring its operations. In November 2014, Allergan announced that it entered into an agreement with Actavis plc under which Actavis will acquire Allergan. Allergan has also previously announced that it is seeking a partner for further development and commercialization of drug candidates in our chronic pain program. In connection with Actavis’ acquisition of Allergan, or Allergan’s planned restructuring, substantially less resources could be devoted to the programs covered by our collaborations with Allergan or such programs could be discontinued entirely. If Allergan is unable to successfully partner our chronic pain program, it may elect to not pursue further development. In addition, any partner that Allergan does identify may devote substantially less resources than Allergan has devoted to our programs to date. In addition, Allergan can terminate our existing collaborations upon prior notice to us. Allergan may be more likely to terminate, or decline to continue, some or all of our existing collaborations in connection with Actavis’ acquisition of Allergan or Allergan’s planned restructuring.

If Allergan elects to devote substantially less resources to the programs covered by our collaborations, absent circumstances giving rise to our right to terminate, our remedies against Allergan are limited, and we may not be able to regain rights to such programs. If Allergan elects to discontinue one or more of our programs and terminate our collaboration agreements, the discontinued programs may revert to us, in which case we would need to evaluate whether to continue advancing such programs alone or with a new collaborator. Either advancing such programs alone or seeking a new collaborator would divert our management’s attention and involve expending additional resources that are currently devoted to our other programs, including our pimavanserin program.

We also face competition in our search for new collaborators, if we seek a new partner for our pimavanserin program or other programs, including any programs that may revert to us from Allergan. Given the current economic environment, it is possible that competition for new collaborators may increase. If we are unable to find new collaborations, we may not be able to continue advancing our programs alone.

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

•	disputes on strategy as to what development or commercialization activities should be pursued under the applicable agreements;

•	disputes as to the responsibility for conducting development and commercialization activities pursuant to the applicable collaboration, including the payment of costs related thereto;

•	disagreements with respect to ownership of intellectual property rights;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities;

•	delay or reduction of a collaborator’s development or commercialization efforts with respect to our product candidates; or

•	termination or non-renewal of the collaboration.

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

We have collaborations with Allergan for the development of product candidates related to chronic pain and ophthalmic diseases, including glaucoma. Allergan currently markets therapeutic products to treat glaucoma and is engaged in other research programs related to glaucoma and other ophthalmic products that are independent from our development program in this therapeutic area. Allergan may also pursue other research programs related to pain management that are independent from our collaboration in this therapeutic area. In November 2014, Allergan announced that it entered into an agreement with Actavis under which Actavis will acquire Allergan. Actavis may have, or acquire rights to, additional programs related to chronic pain or ophthalmic diseases, including glaucoma, which could impact Allergan’s strategy with respect to the development of product candidates covered by our collaborations.

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

Of the large number of product candidates in development, only a small percentage result in the submission of an NDA to the FDA or comparable regulatory filing to regulatory authorities in other jurisdictions, and even fewer are approved for marketing. Even if we or our collaborators successfully complete the clinical trials of product candidates, the product candidates, such as pimavanserin, may fail for other reasons, including the possibility that the product candidates will:

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

We currently depend, and will in the future continue to depend, on third parties to manufacture NUPLAZID and our other product candidates. If these manufacturers fail to provide us and our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID or our other product candidates.

We have no manufacturing facilities and only limited experience as an organization in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including NUPLAZID, for clinical trials. If any of our product candidates, including NUPLAZID, are approved by the FDA or other regulatory agencies for commercial sale, we will need to contract with a third party to manufacture them in larger quantities.

We have not yet entered into long-term agreements with our current third-party manufacturers or with any alternate suppliers. Although we intend to do so prior to any commercial launch of NUPLAZID, if approved by the FDA, in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such agreements or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk. Even if we are able to enter into long-term agreements with manufacturers for commercial supply on reasonable terms, we may be unable to do so with sufficient time prior to launch of NUPLAZID, which would expose us to substantial supply risk and potentially jeopardize our launch.

The manufacturers of our product candidates are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs, and we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we request regulatory approval from the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, including NUPLAZID, or the ultimate launch of NUPLAZID or any other products based on our product candidates. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

Even if we successfully enter into long-term agreements with manufacturers, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. Presently, we only have one supplier for our active pharmaceutical ingredient and one supplier of tablets for our NUPLAZID (pimavanserin) program. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market NUPLAZID or any of our other product candidates. While we believe that there will be alternative sources available to manufacture our product candidates, including NUPLAZID, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly-enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of any of our product candidates, including NUPLAZID, will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize NUPLAZID in the United States, or provide any product candidates to patients in clinical trials, would be jeopardized. Any delay or interruption in our ability to meet commercial demand for our products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of any of our products or product candidates and could have a material adverse effect on our business, results of operations, financial condition and prospects.

If we are unable to attract, retain, and motivate key management, research and development, and sales and marketing personnel, our drug development programs, our research and discovery efforts, and our commercialization plans may be delayed and we may be unable to successfully develop or commercialize our product candidates, including NUPLAZID.

Our success depends on our ability to attract, retain, and motivate highly qualified management, scientific, and commercial personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. In the future, we expect to need to hire additional personnel as we expand our research and development efforts and commercial activities for pimavanserin from our current levels. We face competition for experienced scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize products and product candidates will be limited. If we are unable to attract and retain the necessary personnel, it will significantly impede the achievement of our research and development objectives, our commercialization efforts for NUPLAZID, and our ability to meet the demands of our collaborators in a timely fashion.

All of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management.

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.

As of December 31, 2014, we employed 97 full-time employees. As we advance our program towards submitting an NDA for NUPLAZID for the treatment of PDP, we already have added several capabilities. However, we will need to add qualified personnel and resources if the NDA for NUPLAZID is approved for marketing and we establish a commercial sales force. Our current infrastructure will be inadequate to support these future efforts and expected growth. In particular, we will have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop, including NUPLAZID. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. In particular, as our commercialization plans and strategies develop, we will need to recruit and train a substantial number of sales and marketing personnel and expect to need to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to:

•	manage our development efforts effectively;

•	integrate additional management, administrative and manufacturing personnel;

•	build a marketing and sales organization; and

•	maintain sufficient administrative, accounting and management information systems and controls.

We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals. Our failure to accomplish any of these goals could harm our financial results and prospects.

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects would be limited. Even if we obtain rights to other product candidates or products, we will incur a variety of costs and may never realize the anticipated benefits.

A key element of our strategy is to develop, acquire or in-license businesses, technologies, product candidates or products that we believe are a strategic fit with our business. The success of this strategy depends in large part on the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire or in-license clinically-enabled product candidates for the treatment of neurological disorders, or for therapeutic indications that complement or augment our current product candidates, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring or in-licensing promising product candidates requires substantial technical, financial and human resources expertise, and we have limited experience in identifying acquisition targets, successfully completing proposed acquisitions and integrating any acquired businesses, technologies, services or products into our current infrastructure. Efforts to do so may not result in the actual acquisition or in-license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire or license suitable product candidates from third parties on terms acceptable to us, our business and prospects will be limited. In particular, if NUPLAZID is approved for marketing and we are unable to add additional commercial products to our portfolio, we may not be able to successfully leverage our commercial organization.

The process of integrating any acquired business, technology, service, or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize its anticipated benefits. Moreover, any product candidate we identify, select and acquire or license may require additional, time-consuming development or regulatory efforts prior to commercial sale, including preclinical studies, if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risk of failure that is inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

In addition, if we fail to successfully commercialize and further develop NUPLAZID or our other product candidates, there is a greater likelihood that we will fail to successfully develop a pipeline of other product candidates, and our business and prospects would therefore be harmed.

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

Our research and development focuses on small molecule drugs for the treatment of central nervous system disorders. Due to our limited resources, we may have to forego potential opportunities with respect to discovering product candidates to treat diseases or conditions in other therapeutic areas. If we are not able to use our technologies to discover and develop product candidates that can be commercialized, we may not achieve profitability. In the future, as noted above, we will likely find it necessary to license the technology of others or acquire additional product candidates to augment the results of our internal discovery activities. If we are unable to identify new product candidates using our drug discovery platform, we may be unable to establish or maintain a clinical development pipeline or generate product revenues.

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

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	whether and when we obtain FDA approval of NUPLAZID for the treatment of PDP;

•	the success of our launch and commercialization of NUPLAZID, if approved, in the United States for the treatment of PDP;

•	the status of development and commercialization of pimavanserin for indications other than PDP and in jurisdictions other than the United States;

•	the status of development and commercialization of our other product candidates, including compounds being developed under our collaborations;

•	whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates or products;

•

whether we generate revenues or reimbursements by achieving specified research, development or commercialization milestones under any agreements or otherwise receive potential payments under these agreements;

•	whether we are required to make payments due to achieving specified milestones under any licensing or similar agreements or otherwise make payments under these agreements;

•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period, including reimbursement obligations pursuant to our collaboration agreements;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes regarding these collaborations;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development, other internal research and development efforts, and pre-commercial and commercial efforts;

•	the effect of competing technologies and products and market developments;

•	the costs associated with litigation; and

•	general and industry-specific economic conditions.

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

Laws and regulations affecting public companies, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules adopted or proposed by the SEC and by The NASDAQ Stock Market, have resulted in, and will continue to result in, significant costs to us as we evaluate the implications of these rules and respond to their requirements. We issued an evaluation of our internal control over financial reporting under Section 404 of SOX with our Annual Report. In the future, if we are not able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees, and as our executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

Our commercial success depends on obtaining and maintaining intellectual property rights to our product candidates, including NUPLAZID, and technologies, as well as successfully defending these rights against third-party challenges. Any misappropriation of our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and confidentiality agreements.

With regard to patents, although we have filed numerous patent applications worldwide with respect to pimavanserin, not all of our patent applications resulted in an issued patent, or they resulted in an issued patent that is susceptible to challenge by a third party. Our ability to obtain, maintain, and/or defend our patents covering our product candidates and technologies is uncertain due to a number of factors, including:

•	we may not have been the first to make the inventions covered by our pending patent applications or issued patents;

•	we may not have been the first to file patent applications for our product candidates or the technologies we rely upon;

•	others may develop similar or alternative technologies or design around our patent claims to produce competitive products that fall outside of the scope of our patents;

•	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

•	we may not seek or obtain patent protection in all countries that will eventually provide a significant business opportunity;

•

any patents issued to us or our collaborators may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or are easily susceptible to challenges by third parties;

•	our proprietary technologies may not be patentable;

•	changes to patent laws that limit the exclusivity rights of patent holders or make it easier to render a patent invalid;

•	recent decisions by the United States Supreme Court limiting patent-eligible subject matter;

•	the passage of the America Invents Act (2012) introduced new procedures for challenging pending patent applications and issued patents; and

•

technology that we may in-license may become important to some aspects of our business, however, we generally would not control the patent prosecution, maintenance or enforcement of any such in-licensed technology.

Even if we have or obtain patents covering our product candidates or technologies, we may still be barred from making, using and selling our product candidates or technologies because of the patent rights of others. Others have or may have filed, and in the future are likely to file, patent applications covering compounds, assays, genes, gene products or therapeutic products that are similar or identical to ours. There are many issued U.S. and foreign patents relating to genes, nucleic acids, polypeptides, chemical compounds or therapeutic products, and some of these may encompass reagents utilized in the identification of candidate drug compounds or compounds that we desire to commercialize. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of central nervous system disorders and the other fields in which we are developing products. These could materially affect our freedom to operate. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our product candidates or technologies may infringe. These patent applications may have priority over patent applications filed by us.

We regularly conduct searches to identify patents or patent applications that may prevent us from obtaining patent protection for our proprietary compounds or that could limit the rights we have claimed in our patents and patent applications. Disputes may arise regarding the ownership or inventorship of our inventions. For applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office, or United States PTO, to determine who was the first to invent the invention at issue. It is difficult to determine how such disputes would be resolved. Applications containing a claim not entitled to priority before March 16, 2013, are not subject to interference proceedings due the change brought by the America Invents Act (2012) to a “first to file” system. However, a derivation proceeding can be brought by a third-party alleging that the inventor derived the invention from another.

Periodic maintenance fees on any issued patent are due to be paid to the United States PTO and foreign patent agencies in several stages over the lifetime of the patent. The United States PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Some of our academic institutional licensors, research collaborators and scientific advisors have rights to publish data and information to which we have rights. We generally seek to prevent our collaborators from disclosing scientific discoveries until we have the opportunity to file patent applications on such discoveries, but in some cases, we are limited to relatively short periods to review a proposed publication and file a patent application. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

Because we operate in the highly technical field of drug discovery and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. We also have not entered into any noncompete agreements with any of our employees. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of future employment with any of our competitors. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time-consuming and costly, and an unfavorable outcome could harm our business.

There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including post-issuance review proceedings before the United States PTO or oppositions and other comparable proceedings in foreign jurisdictions. Post-issuance proceedings in the United States PTO, including without limitation inter partes review and post-grant review, allow third parties to challenge the validity of an issued patent in front of the United States PTO Patent Trial and Appeal Board as opposed to a federal district court. With few limitations, any third party can petition the United States PTO for inter partes review at any time for any issued patent based on prior art patents or printed publications. If it is within nine months of the issuance of the challenged patent, a third party can petition the United States PTO for post-grant review, which can be based on any invalidity grounds and is not limited to prior art patents or printed publications.

In post-issuance proceedings, United States PTO rules and regulations generally tend to favor patent challengers over patent owners. For example, unlike in district court litigation, claims challenged in post-issuance proceedings are given their broadest reasonable meaning, which increases the chance a claim might be invalidated by prior art or lack support in the patent specification. And, unlike in district court litigation, there is no presumption of validity for an issued patent. As a result of these rules and others, statistics released by the United States PTO show a high percentage of claims being invalidated in post-issuance proceedings. Moreover, with few exceptions, there is no standing requirement to petition the United States PTO for inter partes review or post-grant review. In other words, companies that have not been charged with infringement or that lack commercial interest in the patented subject matter can still petition the United States PTO for review of an issued patent. Thus, even where we have issued patents, our rights under those patents may be challenged and ultimately not provide us with sufficient protection against competitive products or processes.

While we are not currently subject to any pending intellectual property litigation or patent challenges, and are not aware of any such threatened litigation or patent challenges, we may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. In particular, there are many patents relating to specific genes, nucleic acids, polypeptides or the uses thereof to identify product candidates. Some of these may encompass genes or polypeptides that we utilize in our drug development activities. If our drug development activities are found to infringe any such patents, and such patents are held to be valid and enforceable, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from using the patented genes or polypeptides for the identification or development of drug compounds. There are also many patents relating to chemical compounds and the uses thereof. If our compounds are found to infringe any such patents, and such patents are held to be valid and enforceable, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from making, using or selling the patented compounds.

We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

•	payment of damages, which could potentially be trebled if we are found to have willfully infringed a party’s patent rights;

•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize, and sell products; or

•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

As a result, we could be prevented from commercializing current or future products.

Furthermore, because of the substantial amount of pre-trial document and witness discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our common stock.

The patent applications of pharmaceutical and biotechnology companies involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.

The strength of patents in the pharmaceutical and biotechnology field can be highly uncertain and involve complex legal and factual questions. For example, some of our patent applications may cover the uses of gene sequences. The patentability of gene sequences and the use of gene sequences has been seriously undermined by recent decisions of the United States Supreme Court. The United States PTO’s interpretation of the Supreme Court’s decisions and the standards for patentability it sets forth are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings as mentioned above, and U.S. patents may be subject to reexamination and post-issuance proceedings in the United States PTO (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Similarly, opposition or invalidity proceedings could result in loss of rights or reduction in the scope of one or more claims of a patent in foreign jurisdictions. In addition, such interference, reexamination, post-issuance and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

In addition, changes in or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates that we are developing are protected by intellectual property rights, including patents and patent applications. If any of our product candidates becomes a marketable product, we will rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition will be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our product candidates. In addition, U.S. patent laws may change which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. For example, the America Invents Act (2012) included a number of significant changes to U.S. patent law. These included changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. It is still not clear what, if any, impact the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

If we fail to obtain and maintain patent protection and trade secret protection of our product candidates, proprietary technologies and their uses, we could lose our competitive advantage and competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

Risks Related to Our Industry

We will be subject to stringent regulation in connection with the marketing of any products derived from our product candidates, including NUPLAZID, which could delay the development and commercialization of our products.

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

If our competitors develop and market products that are more effective than our product candidates, including NUPLAZID, they may reduce or eliminate our commercial opportunity.

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

For example, the use of NUPLAZID for the treatment of PDP would compete with off-label use of antipsychotic drugs, including Seroquel, marketed by Astra-Zeneca PLC, and with the generic drug clozapine. Our potential products for the treatment of schizophrenia would compete with Latuda, marketed by Sunovion Pharmaceuticals Inc., Zyprexa, marketed by Eli Lilly and Company, Risperdal, marketed by Johnson & Johnson, Abilify, marketed jointly by Bristol-Myers Squibb Company and Otsuka Pharmaceutical Co., Ltd., Seroquel, and clozapine. Our potential product for the treatment of ADP would compete with Risperdal and with off-label use of antipsychotic drugs and drugs indicated for the treatment of Alzheimer’s disease and dementia in patients with Alzheimer’s disease, including Aricept, marketed by Eisai Inc. and Pfizer Inc., and Namenda, marketed by Forest Laboratories, LLC, a wholly-owned subsidiary of Actavis. In the area of chronic pain, potential products would compete with Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.

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

•	any other communications or guidance from the FDA or other regulatory authorities that pertain to our product candidates, including NUPLAZID;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding our collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new products, or other material events by our competitors or us, including any new products that we may acquire or in-license;

•	disputes or other developments concerning our proprietary and intellectual property rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	our failure to meet applicable NASDAQ listing standards and the possible delisting of our common stock from the NASDAQ Stock Market;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as blogs and chat rooms;

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

As of December 31, 2014, our primary facility consists of approximately 19,000 square feet of leased office space located in San Diego, California, which is leased through the end of 2016 with an option to extend. We also lease two other facilities in San Diego related to our research and development activities that cover an aggregate of approximately 11,000 square feet of laboratory and office space.

Effective November 13, 2014, we entered into a sublease agreement for approximately 51,000 square feet of office space located in San Diego, California. The term of the lease is expected to run from January 2015 through February 2019. Including this new lease, we believe that our existing facilities are adequate for our current needs.

Item 3.	Legal Proceedings.

This item is not applicable.

Item 4.	Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is traded on the NASDAQ Global Select Market under the symbol “ACAD”. The following table sets forth the high and low sale prices for our common stock as reported on the NASDAQ Global Select Market for the periods indicated.

2014	High	Low
First Quarter	$32.00	$21.20
Second Quarter	$25.50	$15.64
Third Quarter	$29.31	$19.21
Fourth Quarter	$33.49	$22.04

2013	High	Low
First Quarter	$8.81	$4.60
Second Quarter	$20.09	$7.40
Third Quarter	$28.38	$17.02
Fourth Quarter	$29.73	$19.65

As of February 9, 2015, there were approximately 40 stockholders of record of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Item 6.	Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2014 and 2013 and the related consolidated statements of operations for each of the three years ended December 31, 2014 and related notes appearing elsewhere in this report. The statement of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010 (1)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Collaborative revenues	$120	$1,145	$4,907	$2,067	$42,135

Operating expenses:
Research and development	60,602	26,722	18,794	17,309	20,579
General and administrative	32,748	12,720	6,999	7,610	6,462

Total operating expenses	93,350	39,442	25,793	24,919	27,041

Income (loss) from operations	(93,230)	(38,297)	(20,886)	(22,852)	15,094
Interest income, net	755	349	37	87	45

Net income (loss)	$(92,475)	$(37,948)	$(20,849)	$(22,765)	$15,139

Net income (loss) per common share, basic	$(0.95)	$(0.44)	$(0.38)	$(0.44)	$0.39

Net income (loss) per common share, diluted	$(0.95)	$(0.44)	$(0.38)	$(0.44)	$0.39

Weighted average shares used in computing net income (loss) per common share, basic	97,248	85,715	55,116	52,183	38,593

Weighted average shares used in computing net income (loss) per common share, diluted	97,248	85,715	55,116	52,183	38,720

(1)	In October 2010, we ended our collaboration and license agreement with Biovail Laboratories International SRL and recognized all remaining revenues related to this collaboration, resulting in net income for us in the year ended December 31, 2010.

	At December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$322,486	$185,790	$107,967	$31,048	$37,087
Working capital	308,784	181,381	102,600	25,784	31,890
Total assets	325,458	189,118	108,590	32,114	38,394
Long-term debt, less current portion	—	—	—	—	32
Total stockholders’ equity	309,489	182,131	84,984	23,362	29,688

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in neurological and related central nervous system disorders. We have a portfolio of product opportunities led by our novel drug candidate, NUPLAZID (pimavanserin), for which we have reported positive Phase III pivotal trial results in Parkinson’s disease psychosis, or PDP, and which has the potential to be the first drug approved in the United States for this disorder. We are currently completing a New Drug Application, or NDA, and related preparations to support a review of the NDA by the U.S. Food and Drug Administration, or FDA. We plan to submit the NDA to the FDA in the first quarter of 2015. Pimavanserin is also in Phase II development for Alzheimer’s disease psychosis and has successfully completed a Phase II trial as a co-therapy for schizophrenia. We hold worldwide commercialization rights to pimavanserin. Our pipeline also includes clinical-stage programs for chronic pain and glaucoma in collaboration with Allergan, Inc.

We are pursuing Parkinson’s disease psychosis as our lead indication for NUPLAZID. We have completed a successful pivotal Phase III trial with NUPLAZID in patients with Parkinson’s disease psychosis, the -020 Study. Following this study, we met with the FDA, and announced that the agency agreed that the data from the -020 Study, together with supportive data from our other studies with NUPLAZID, are sufficient to support the filing of an NDA for the treatment of PDP. In September 2014, we announced that the FDA has granted Breakthrough Therapy designation for NUPLAZID for the treatment of Parkinson’s disease psychosis. The Breakthrough Therapy designation was created by the FDA to expedite the development and review of drugs that are intended to treat serious or life-threatening conditions. If approved, we intend to commercialize NUPLAZID for Parkinson’s disease psychosis in the United States by establishing a specialty sales force focused primarily on neurologists and a small group of psychiatrists and long-term care physicians who are high prescribers of antipsychotics for PDP patients. Starting in the second half of 2013, we began to hire the senior leadership of our commercial organization. We are currently preparing for the planned future launch of NUPLAZID and plan to hire a commercial sales force to coincide approximately with a NUPLAZID approval, if any. In addition to building our commercial capabilities, we are expanding our existing infrastructure to support the planned launch and commercialization of NUPLAZID, including adding to our commercial level manufacturing, medical affairs, quality control, and compliance capabilities.

We believe that pimavanserin also has the potential to address other neurological and psychiatric disorders, including Alzheimer’s disease psychosis and schizophrenia. We are currently conducting a Phase II trial to examine the efficacy and safety of pimavanserin as a treatment for patients with Alzheimer’s disease psychosis. We have completed a successful Phase II trial with pimavanserin as a co-therapy for schizophrenia and we next plan to evaluate the use of pimavanserin as a stand-alone maintenance therapy between acute psychotic episodes in a Phase II schizophrenia study.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of December 31, 2014, we had an accumulated deficit of $498.1 million. We expect to continue to incur operating losses for at least the next several years as we pursue the development and commercialization of our product opportunities.

Revenues

We have not generated any revenues from product sales to date. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of December 31, 2014, we had received an aggregate of $115.8 million in payments under these agreements, including upfront payments, research funding, milestone payments, and reimbursed development expenses. Until such time as we may complete development of, receive regulatory approval for, and generate product sales from pimavanserin or other products, we expect our revenues to be derived primarily from payments under our current agreements with Allergan and potential additional collaborations, as well as grant funding.

We have been a party to three collaboration agreements with Allergan, one of which concluded in March 2013. Our two ongoing collaboration agreements with Allergan involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future net product sales, if any, under each of our ongoing collaboration agreements with Allergan. However, we no longer receive research funding from these agreements and additional payments are dependent upon the advancement of our applicable product candidates. Each of our current agreements with Allergan is subject to termination upon notice by Allergan.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries, and related personnel expenses, facilities and equipment expenses, and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidate, pimavanserin. We currently are responsible for all costs incurred in the development of pimavanserin.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses by project for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Costs of external service providers:
NUPLAZID (pimavanserin)	$43,161	$16,625	$12,401
Other programs	723	709	932

Subtotal	43,884	17,334	13,333
Internal costs	11,527	7,180	4,781
Stock-based compensation	5,191	2,208	680

Total research and development	$60,602	$26,722	$18,794

While we intend to submit an NDA to the FDA for NUPLAZID in the first quarter of 2015, at this time, due to the risks inherent in the regulatory and approval processes, we are unable to estimate with any certainty the costs we will incur for the continued development of NUPLAZID for Parkinson’s disease psychosis. Due to the risks inherent in clinical development, we also are unable to estimate with certainty the costs we will incur for the development of pimavanserin for other indications, including Alzheimer’s disease psychosis and schizophrenia. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current focus is primarily on preparing to support a review of the NDA by the FDA, and advancing the development of pimavanserin for other indications, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements.

We expect our research and development expenses to increase and continue to be substantial as we pursue the development of pimavanserin, including remaining preparations that are needed to support the FDA review of NUPLAZID for Parkinson’s disease psychosis for which we plan to submit an NDA in the first quarter of 2015, our ongoing open-label safety extension study, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

Our general and administrative expenses have consisted primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees associated with legal and accounting services, and costs associated with patents and patent applications for our intellectual property. In addition, starting in the second half of 2013, we began to hire the senior leadership of our commercial organization that is helping us prepare for the planned future launch of NUPLAZID and we are currently preparing to build a specialty sales force in the U.S. that will focus on promoting NUPLAZID, if approved by the FDA. We expect our general and administrative expenses to increase in future periods to support activities associated with our preparation for, and planned launch of, NUPLAZID and our further development of pimavanserin in indications other than Parkinson’s disease psychosis.

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The estimated fair values of stock options or purchase plan rights, including the effect of estimated forfeitures, are then expensed over the vesting period.

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

Comparison of the Years Ended December 31, 2014 and 2013

Revenues

Revenues decreased to $120,000 in 2014 from $1.1 million in 2013. This decrease was partially due to the conclusion of our 2003 research collaboration with Allergan in March 2013. Revenues from our collaborations with Allergan decreased to $40,000 in 2014 from $571,000 in 2013. Future revenues from our two ongoing collaboration agreements with Allergan are dependent upon the advancement of our applicable product candidates and we do not expect to receive significant revenues from these agreements unless and until a product is successfully developed and commercialized. Additionally, revenues from our agreements with other parties, including our research grants, decreased to $80,000 in 2014 compared to $574,000 in 2013 due to decreased activities under research grants.

Research and Development Expenses

Research and development expenses increased to $60.6 million in 2014, including $5.2 million in stock-based compensation, from $26.7 million in 2013, including $2.2 million in stock-based compensation. This increase was primarily due to an increase of $26.6 million in external service costs as well as an increase in costs associated with our expanded research and development organization, including $4.2 million in increased personnel costs, and $3.0 million in increased stock-based compensation. External service costs totaled $43.9 million, or 72 percent of our research and development expenses, in 2014, compared to $17.3 million, or 65 percent of our research and development expenses, in 2013. The increase in external service costs was largely attributable to increased third-party costs related to our development of, and planned NDA submission for, NUPLAZID. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including remaining preparations that are needed to support the FDA review of our planned NDA for NUPLAZID, our ongoing open-label safety extension study, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia, as well as the development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $32.7 million in 2014, including $10.8 million in stock-based compensation, from $12.7 million in 2013, including $3.5 million in stock-based compensation. The increase in general and administrative expenses was primarily due to an increase in costs associated with additional administrative and commercial personnel, including $7.3 million in increased stock-based compensation, and $4.7 million in increased personnel expenses, as well as an increase of $6.7 million in external service costs. The increase in external service costs was largely attributable to increased consulting and professional fees related to our pre-commercial activities. We anticipate that our general and administrative expenses will increase in future periods to support our planned development and commercial activities for NUPLAZID.

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

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of December 31, 2014, we had received $755.3 million in net proceeds from sales of our equity securities, including $6.9 million in debt that we had retired through the issuance of our common stock, $115.8 million in payments from collaboration agreements, $23.3 million in interest income, and $22.4 million in debt financing.

At December 31, 2014, we had $322.5 million in cash, cash equivalents, and investment securities compared to $185.8 million at December 31, 2013. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our planned NDA-enabling work and commercial activities for NUPLAZID and our ongoing and planned development activities for pimavanserin for other indications. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations at least into the second half of 2016.

We may require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, planned commercialization activities for NUPLAZID, and other research and development programs;

•	the costs of preparing applications for regulatory approvals for NUPLAZID and other product opportunities;

•	our ability to obtain regulatory approval for, and generate product sales from NUPLAZID or other products;

•	the costs of establishing, or contracting for, sales and marketing capabilities for NUPLAZID or other product opportunities;

•	the scope, prioritization and number of research and development programs;

•

the ability of our collaborators and us to reach the milestones or other events or developments triggering payments under our collaboration and licensing agreements, or our collaborators’ ability to make payments under these agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and

•	the costs of securing manufacturing arrangements for clinical or commercial production of NUPLAZID or other product opportunities.

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash resources, public or private sales of our equity securities, debt financings, grant funding, strategic collaborations, or by otherwise licensing all or a portion of our product candidates or technology. We cannot be certain that adequate future funding will be available to us on acceptable terms, or at all. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to financing in the future. In particular, any unfavorable development in our NUPLAZID (pimavanserin) program could have a material adverse effect on our ability to raise additional capital.

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

Net cash used in operating activities increased to $66.4 million in 2014 compared to $31.8 million in 2013 and $21.6 million in 2012. The increase in net cash used in operating activities in 2014 relative to 2013 was primarily due to the increase in our net loss, offset by an increase of $10.3 million in non-cash stock-based compensation expense, together with changes in our operating assets and liabilities, including accounts payable and accrued expenses. Accounts payable and accrued expenses increased by $8.9 million in 2014 compared to an increase of $1.4 million during 2013. The increase in accounts payable and accrued expenses was primarily due to an increase in external service costs associated with our expanded research and development activities.

The increase in net cash used in operating activities in 2013 relative to 2012 was primarily due to the increase in our net loss, offset by increases of $3.8 million and $1.7 million in non-cash stock-based compensation and amortization of premiums on investment securities, respectively, as well as by changes in our operating assets and liabilities, including prepaid expenses, receivables and other current assets, and deferred revenue. Prepaid expenses, receivables and other current assets increased by $2.0 million in 2013 compared to a decrease of $320,000 in 2012, primarily due to prepaid development costs and an increase in interest receivable on our investment securities. Deferred revenue decreased by $379,000 during 2013 compared to a decrease of $2.8 million in 2012. The decrease in deferred revenue from 2012 was primarily due to the termination of our collaboration with Meiji Seika Pharma in July 2012, at which time we recognized the remaining deferred revenue from this collaboration.

Net cash used in investing activities totaled $87.3 million in 2014 compared to $126.1 million in 2013 and $25.5 million in 2012. Net cash used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities. The decrease in net cash used in investing activities in 2014 relative to 2013 was primarily due to increased maturities of investment securities relative to purchases of investment securities. The increase in net cash used in investing activities in 2013 relative to 2012 was primarily due to increased purchases of investment securities relative to maturities of investment securities.

Net cash provided by financing activities increased to $203.9 million in 2014 compared to $111.7 million in 2013 and $98.2 million in 2012. The increase in net cash provided by financing activities in 2014 relative to 2013 was primarily attributable to $196.8 million in net proceeds received from our public offering of common stock in March 2014. The increase in net cash provided by financing activities in 2013 relative to 2012 was primarily due to increased proceeds from sales of our common stock and stock option exercises, which included $107.9 million in net proceeds received from our public offering of common stock in May 2013.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$7,361	$2,119	$4,982	$260	$—

We have also entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the development and planned commercialization of our product candidates. We were contractually obligated for up to approximately $16.3 million of future services under these agreements as of December 31, 2014. The nature of the work being conducted under our agreements with external service providers is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

In addition, we have entered into an agreement with the Ipsen Group pursuant to which we licensed certain intellectual property rights that complement our patent portfolio for our serotonin platform, including NUPLAZID (pimavanserin). If certain conditions are met, we would be required to make future payments, including milestones, sublicensing fees, and royalties. The potential future milestone payments include $2.5 million payable upon the successful filing of the first regulatory application with the FDA and $8.0 million payable upon obtaining the first regulatory approval from the FDA. Royalty payments of up to two percent would be payable on future net product sales, if any. Because these milestone payments would only be payable upon the achievement of the specified regulatory events and it is uncertain when, or if, such events will occur, we cannot forecast with any degree of certainty when, or if, we will be required to make payments under this agreement. Similarly, royalty payments would be contingent upon any net product sales. Accordingly, none of these amounts are included in the above table.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

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

As of December 31, 2014, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears under Item 15 in this report.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “Proposal 1—Election of Directors” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2015 (the “Proxy Statement”) and is incorporated in this report by reference.

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

ACADIA PHARMACEUTICALS INC.

/s/ ULI HACKSELL
Uli Hacksell, Ph.D. Chief Executive Officer

Date: February 26, 2015

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Uli Hacksell and Stephen R. Davis, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ULI HACKSELL Uli Hacksell	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/S/ STEPHEN R. DAVIS Stephen R. Davis	Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2015

/S/ LESLIE IVERSEN Leslie Iversen	Chairman of the Board	February 26, 2015

/S/ STEPHEN BIGGAR Stephen Biggar	Director	February 26, 2015

/S/ MICHAEL BORER Michael Borer	Director	February 26, 2015

/S/ LAURA BREGE Laura Brege	Director	February 26, 2015

/S/ MARY ANN GRAY Mary Ann Gray	Director	February 26, 2015

/S/ LESTER KAPLAN Lester Kaplan	Director	February 26, 2015

/S/ TORSTEN RASMUSSEN Torsten Rasmussen	Director	February 26, 2015

/S/ WILLIAM M. WELLS William M. Wells	Director	February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ACADIA Pharmaceuticals Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

February 26, 2015

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$61,854	$11,707
Investment securities, available-for-sale	260,632	174,083
Interest and other receivables	964	750
Prepaid expenses and other current assets	1,168	1,820

Total current assets	324,618	188,360
Property and equipment, net	553	579
Other assets	287	179

Total assets	$325,458	$189,118

Liabilities and stockholders’ equity
Accounts payable	$2,016	$372
Accrued expenses	13,818	6,552
Deferred revenue	—	55

Total current liabilities	15,834	6,979

Long-term liabilities	135	8

Total liabilities	15,969	6,987

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2014 and 2013; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2014 and 2013; 100,047,331 shares and 91,102,618 shares issued and outstanding at December 31, 2014 and 2013, respectively	10	9
Additional paid-in capital	807,631	587,742
Accumulated deficit	(498,143)	(405,668)
Accumulated other comprehensive (loss) income	(9)	48

Total stockholders’ equity	309,489	182,131

Total liabilities and stockholders’ equity	$325,458	$189,118

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues
Collaborative revenues	$120	$1,145	$4,907

Operating expenses
Research and development (includes stock-based compensation expense of $5,191, $2,208, and $680, respectively)	60,602	26,722	18,794
General and administrative (includes stock-based compensation expense of $10,848, $3,503, and $1,250, respectively)	32,748	12,720	6,999

Total operating expenses	93,350	39,442	25,793

Loss from operations	(93,230)	(38,297)	(20,886)
Interest income, net	755	349	37

Net loss	$(92,475)	$(37,948)	$(20,849)

Net loss per common share, basic and diluted	$(0.95)	$(0.44)	$(0.38)

Weighted average common shares outstanding, basic and diluted	97,248	85,715	55,116

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(92,475)	$(37,948)	$(20,849)

Other comprehensive loss:
Unrealized gain (loss) on investment securities	(60)	45	(4)
Foreign currency translation adjustments	3	(1)	(1)

Comprehensive loss	$(92,532)	$(37,904)	$(20,854)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(92,475)	$(37,948)	$(20,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,039	5,711	1,930
Amortization of premiums and accretion of discounts on investment securities, available for sale	484	1,528	(133)
Depreciation and amortization	206	79	109
Gain on disposal of assets	—	(10)	(252)
Changes in operating assets and liabilities:
Interest and other receivables	(214)	(505)	279
Prepaid expenses and other current assets	652	(1,484)	41
Other assets	(108)	(179)	14
Accounts payable	1,644	(1,003)	(585)
Accrued expenses	7,266	2,413	635
Deferred revenue	(55)	(379)	(2,822)
Long-term liabilities	127	8	—

Net cash used in operating activities	(66,434)	(31,769)	(21,633)

Cash flows from investing activities
Purchases of investment securities	(335,361)	(211,585)	(56,728)
Maturities of investment securities	248,268	86,087	30,948
Purchases of property and equipment	(180)	(618)	—
Proceeds from sales of property and equipment	—	12	252

Net cash used in investing activities	(87,273)	(126,104)	(25,528)

Cash flows from financing activities
Proceeds from issuances of equity securities, net of issuance costs	203,851	111,682	98,204
Repayments of long-term debt	—	—	(32)

Net cash provided by financing activities	203,851	111,682	98,172

Effect of exchange rate changes on cash	3	(1)	(1)

Net increase (decrease) in cash and cash equivalents	50,147	(46,192)	51,010
Cash and cash equivalents
Beginning of year	11,707	57,899	6,889

End of year	$61,854	$11,707	$57,899

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2011	52,898,659	$5	$370,219	$(346,871)	$9	$23,362
Issuance of common stock and warrants, net of issuance costs	19,000,000	2	80,536	—	—	80,538
Issuance of common stock from exercise of stock options	293,595	—	453	—	—	453
Issuance of common stock pursuant to employee stock purchase plan	205,862	—	123	—	—	123
Issuance of common stock from exercise of warrants on a net issuance basis	936,100	—	—	—	—	—
Issuance of common stock under ATM Agreement, net of issuance costs	5,347,137	1	17,089	—	—	17,090
Reclassification to redeemable common stock	(5,347,137)	(1)	(17,657)	—	—	(17,658)
Net loss	—	—	—	(20,849)	—	(20,849)
Stock-based compensation	—	—	1,930	—	—	1,930
Other comprehensive loss	—	—	—	—	(5)	(5)

Balances at December 31, 2012	73,334,216	$7	$452,693	$(367,720)	$4	$84,984
Issuance of common stock in public offering, net of issuance costs	9,200,000	1	107,882	—	—	107,883
Issuance of common stock from exercise of stock options	1,455,406	—	3,441	—	—	3,441
Issuance of common stock pursuant to employee stock purchase plan	122,853	—	358	—	—	358
Issuance of common stock from exercise of warrants on a net issuance basis	1,643,006	—	—	—	—	—
Reclassification from redeemable common stock	5,347,137	1	17,657	—	—	17,658
Net loss	—	—	—	(37,948)	—	(37,948)
Stock-based compensation	—	—	5,711	—	—	5,711
Other comprehensive income	—	—	—	—	44	44

Balances at December 31, 2013	91,102,618	$9	$587,742	$(405,668)	$48	$182,131

Issuance of common stock in public offering, net of issuance costs	7,360,000	1	196,778	—	—	196,779
Issuance of common stock from exercise of stock options	1,486,802	—	6,408	—	—	6,408
Issuance of common stock pursuant to employee stock purchase plan	97,911	—	664	—	—	664
Net loss	—	—	—	(92,475)	—	(92,475)
Stock-based compensation	—	—	16,039	—	—	16,039
Other comprehensive income	—	—	—	—	(57)	(57)

Balances at December 31, 2014	100,047,331	$10	$807,631	$(498,143)	$(9)	$309,489

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

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of December 31, 2014, the Company had an accumulated deficit of $498.1 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development and commercialization of its product candidates.

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

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these financial statements are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries located in Europe. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date at the date of purchase of three months or less to be cash equivalents.

Investment Securities

The Company has classified all of its investment securities as available-for-sale and, accordingly, carries these investments at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ equity. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses, if any, are also included in interest income. The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash and cash equivalents, interest and other receivables, and accounts payable and accrued expenses, approximate fair value due to the relative short-term nature of these instruments.

As disclosed in Note 4, the Company classifies its cash equivalents and available-for-sale investment securities within the fair value hierarchy as defined by authoritative guidance:

Level 1 Inputs	—	Quoted prices for identical instruments in active markets.

Level 2 Inputs	—	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable.

Level 3 Inputs	—	Valuation derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease by use of the straight line method. Construction-in-process reflects amounts incurred for property, equipment or improvements that have not been placed in service. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

Estimated useful lives by major asset category are as follows:

Useful Lives
Machinery and equipment	5 to 7 years
Computers and software	3 years
Furniture and fixtures	10 years

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company reviews its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No such impairment losses have been recorded by the Company.

Revenues

The Company recognizes revenues in accordance with authoritative guidance established by GAAP. The Company’s revenues are primarily related to its collaboration agreements, which may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, and licensing fees. The Company’s collaboration agreements also include potential payments for product royalties; however, the Company has not received any product royalties to date.

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

During the years ended December 31, 2014, 2013 and 2012, revenues from the Company’s agreements with certain collaborative partners exceeded 10 percent of its total revenues. During the year ended December 31, 2014, revenues from Fast Forward, LLC and Allergan, Inc. comprised 59 percent and 33 percent of total revenues, respectively. During the year ended December 31, 2013, revenues from Allergan, the National Institutes of Health, and The Michael J. Fox Foundation comprised 50 percent, 19 percent, and 15 percent of total revenues, respectively. During the year ended December 31, 2012, revenues from Allergan and Meiji Seika Pharma Co., Ltd. comprised 23 percent and 66 percent of total revenues, respectively.

The Company does not currently have any of its own manufacturing facilities, and therefore relies on third-party manufacturers to produce its product candidates for clinical trials. Although there are potential sources of supply other than the Company’s existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair value of each stock option and purchase right, including the effect of estimated forfeitures, is then expensed over the requisite service period, which is generally the vesting period. The following assumptions were used during these periods:

	Years Ended December 31,
	2014	2013	2012
Stock Options:
Expected volatility	93%	94%	98-99%
Risk-free interest rate	1-2%	1-2%	1%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.7	6.0	5.8-6.0

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2014	2013	2012
Employee Stock Purchase Plan:
Expected volatility	44-95%	69-118%	69-137%
Risk-free interest rate	0.1-0.5%	0.1-0.3%	0.1-0.3%
Expected dividend yield	0%	0%	0%
Expected life of options in years	0.5-2.0	0.5-2.0	0.5-2.0

Expected Volatility. The Company considers its historical volatility and implied volatility when determining the expected volatility.

Risk-Free Interest Rate. The Company determines its risk-free interest rate assumption based on the U.S. Treasury yield for obligations with contractual terms similar to the expected term of the stock option or purchase right being valued.

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

Shares used in calculating basic and diluted net loss per common share exclude the following potential common shares as their effect is antidilutive (in thousands):

	Years Ended December 31,
	2014	2013	2012
Antidilutive options to purchase common stock	7,773	7,245	6,868
Antidilutive warrants to purchase common stock	1,966	3,116	4,388

	9,739	10,361	11,256

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

Management has determined that the Company operates in one business segment. All revenues for the years ended December 31, 2014, 2013 and 2012 were generated in the United States.

Recently Issued Accounting Standards

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

3. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$2,748	$2	$—	$2,750
Government sponsored enterprise securities	97,237	8	(10)	97,235
Corporate debt securities	137,682	3	(37)	137,648
Commercial paper	22,980	19	—	22,999

	$260,647	$32	$(47)	$260,632

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$2,743	$4	$—	$2,747
Government sponsored enterprise securities	78,537	28	(5)	78,560
Corporate debt securities	65,290	1	(9)	65,282
Commercial paper	27,468	26	—	27,494

	$174,038	$59	$(14)	$174,083

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2014, all of the Company’s available-for-sale investment securities had contractual maturity dates less than one year. As of December 31, 2013, the Company held $33.5 million of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.

At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at December 31, 2014 and 2013.

4. Fair Value Measurements

As of December 31, 2014, the Company held $322.1 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company obtains the fair value of its Level 2 financial instruments from third party pricing services. The pricing services utilize industry standard valuation models whereby all significant observable inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2014 and 2013, respectively.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market fund	$48,423	$48,423	$—	$—
Government sponsored enterprise securities	13,000	—	13,000	—
U.S. Treasury notes	2,750	2,750	—	—
Government sponsored enterprise securities	97,235	—	97,235	—
Corporate debt securities	137,648	—	137,648	—
Commercial paper	22,999	—	22,999	—

	$322,055	$51,173	$270,882	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market fund	$11,748	$11,748	$—	$—
U.S. Treasury notes	2,747	2,747	—	—
Government sponsored enterprise securities	78,560	—	78,560	—
Corporate debt securities	65,282	—	65,282	—
Commercial paper	27,494	—	27,494	—

	$185,831	$14,495	$171,336	$—

5. Balance Sheet Components

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2014	2013
Machinery and equipment	$896	$875
Computers and software	862	863
Leasehold improvements	627	570
Furniture and fixtures	244	245
Construction-in-Process	64	—

	2,693	2,553
Accumulated depreciation and amortization	(2,140)	(1,974)

	$553	$579

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization of property and equipment was $206,000, $79,000, and $109,000 for the years ended December 31, 2014, 2013, and 2012, respectively. During 2014 and 2013, the Company retired $40,000 and $2.8 million, respectively, of fully depreciated property and equipment. During 2012, the Company sold $1.5 million of fully depreciated machinery and equipment for a gain of $252,000.

Accrued expenses consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued research and development services	$7,814	$4,207
Accrued compensation and benefits	4,167	1,865
Accrued consulting and professional fees	1,497	308
Other	340	172

	$13,818	$6,552

6. Collaborative Research and Licensing Agreements

The Company has been a party to three collaboration agreements with Allergan. The March 2003 collaboration originally provided for a three-year research term, which was extended by the parties through March 2013. Pursuant to this agreement, the Company received an aggregate of $19.5 million in payments, consisting of an upfront payment, research funding and related fees, through the conclusion of the collaboration in March 2013. The Company’s two ongoing collaboration agreements with Allergan involve the development of product candidates in the areas of glaucoma and chronic pain. Under the glaucoma collaboration, the Company had received an aggregate of $9.9 million in payments as of December 31, 2014, and is eligible to receive up to an aggregate of $15.0 million in additional payments per product upon the achievement of development and regulatory milestones. Under the chronic pain collaboration, the Company had received an aggregate of $10.5 million in payments as of December 31, 2014, and is eligible to receive up to an aggregate of $10.0 million in additional payments upon the achievement of development and regulatory milestones. The Company also is eligible to receive royalties on future net product sales worldwide, if any, under each of the two ongoing collaboration agreements with Allergan. The Company recognized revenues, consisting of research funding, milestone and related fees, from its collaboration agreements with Allergan of $40,000, $571,000, and $1.1 million during each of the years ended December 31, 2014, 2013, and 2012.

In March 2009, the Company entered into a collaboration agreement with Meiji Seika Pharma. In July 2012, the Company and Meiji Seika Pharma jointly decided to discontinue the development program that was being pursued under the collaboration, and the collaboration agreement was terminated pursuant to its terms. Under the collaboration agreement, the Company had received $3.0 million in non-refundable license fees as well as payments for the reimbursement of development costs that it had incurred during the collaboration. Payments received from Meiji Seika Pharma were deferred and recognized as revenues using a contingency-adjusted performance model over the estimated period of the Company’s performance. Upon the termination of this collaboration agreement and the end of the Company’s related performance obligations, the Company recognized as revenue the remaining deferred revenue from this collaboration during the third quarter of 2012. The Company recognized revenues relating to this collaboration of $3.2 million during the year ended December 31, 2012.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stockholders’ Equity

Public Offerings

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

In January 2011, the Company raised net proceeds of $13.9 million through the sale of 12,565,446 units at a price of $1.19375 per unit in a private equity financing. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.35 shares of common stock. The warrants have an exercise price of $1.38 per share and will expire on January 11, 2018. In accordance with authoritative accounting guidance, the warrants’ value of $3.3 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 2.8 percent, volatility of 99.0 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrants was considered a financing cost. During the year ended December 31, 2013, warrants to purchase 1,759,162 shares of common stock were exercised on a net issuance basis, resulting in the issuance of 1,643,006 shares of common stock. During the year ended December 31, 2012, warrants to purchase 1,172,774 shares of common stock were exercised on a net issuance basis, resulting in the issuance of 874,719 shares of common stock. At December 31, 2014, warrants to purchase 1,465,968 shares of common stock remained outstanding. Pursuant to the terms of the private financing, the Company has an effective resale registration statement on file with the SEC covering shares of common stock sold and shares of common stock issuable upon the exercise of the warrants.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

The Company’s 2010 Equity Incentive Plan (the “2010 Plan”) permits the grant of options to directors, officers, other employees, and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is ten years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. The 2010 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the 2004 Plan reserve after June 2010. At December 31, 2014, there were 12,561,435 shares of common stock authorized for issuance, of which 4,630,905 shares were available for new grants under the 2010 Plan.

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

Stock option transactions during the year ended December 31, 2014 are presented below:

	Number of Shares	Weighted- Average Exercise Prices	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2013	7,338,138	$6.81
Granted	2,519,500	$25.32
Exercised	(1,486,802)	$4.31
Canceled/forfeited	(440,306)	$16.11

Outstanding at December 31, 2014	7,930,530	$12.65	7.26

Vested and expected to vest at December 31, 2014	7,577,438	$12.19	7.17

Exercisable at December 31, 2014	4,246,262	$5.51	5.78

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2014, is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $31.75. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2014, was $111.4 million. The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was approximately $30.6 million, $20.7 million, and $650,000, respectively, determined as of the date of exercise. The Company received $6.4 million in cash from options exercised during the year ended December 31, 2014.

The weighted average fair value of options granted during the years ended December 31, 2014, 2013, and 2012 was approximately $18.90, $12.66, and $1.51, respectively. As of December 31, 2014, total unrecognized compensation cost related to stock options and purchase rights was approximately $45.7 million, and the weighted average period over which this cost is expected to be recognized is 2.9 years.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based awards issued to non-employees other than directors are accounted for using a fair value method and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The fair value of each award is estimated using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2013: dividend yield of 0 percent; volatility of 93 to 95 percent; risk free interest rate of 2 to 3 percent and remaining contractual life of 7 to 10 years. The stock compensation expense related to the grant of stock options to non-employees was $584,000 for the year ended December 31, 2013, and was not significant for the years ended December 31, 2014 and 2012.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the Company’s initial public offering in June 2004. The Purchase Plan included an “evergreen” provision providing that a limited number of additional shares may be added to the shares authorized for issuance on the date of each annual meeting of stockholders for a period of ten years, which ended with the meeting in 2014. Through December 31, 2014, a total of 1,525,000 shares of common stock had been reserved for issuance under the Purchase Plan. At December 31, 2014, 385,489 shares of common stock remained available for issuance pursuant to the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2014, 2013, and 2012, a total of 97,911, 122,853, and 205,862 shares of common stock were issued under the Purchase Plan at average prices of $6.78, $2.92, and $0.60, respectively. The weighted average fair value of purchase rights granted during the years ended December 31, 2014, 2013, and 2012 was $11.09, $10.96, and $2.43, respectively. During the years ended December 31, 2014, 2013, and 2012, the Company recorded cash received from the exercise of purchase rights of $664,000, $358,000, and $123,000, respectively.

Common Stock Reserved for Future Issuance

At December 31, 2014, a total of 7,930,530 and 1,965,968 shares of common stock were reserved for issuance pursuant to outstanding stock options and warrants, respectively.

8. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $489,000, $240,000, and $180,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

9. Income Taxes

At December 31, 2014, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $462.8 million and $431.7 million, respectively. Utilization of the NOL and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change limitations that have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2013. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company completed a study through December 31, 2014 during the current year and concluded no additional ownership changes occurred. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

Federal and state NOL carryforwards of $3.6 million and $17.9 million will expire in 2018 and 2015, respectively, unless utilized. The remaining federal and state NOL carryforwards will begin to expire in 2019 and 2016, respectively. At December 31, 2014, the Company had $9.7 million of federal R&D credit carryforwards of which $119,000 will expire in 2018 unless utilized, and the remaining federal R&D credit carryforwards will begin to expire in 2019. At December 31, 2014, the Company had $6.1 million of state R&D credit carryforwards that have no expiration date. At December 31, 2014, the Company also had foreign NOL carryforwards of approximately $3.7 million that have no expiration date. The Company continues to record the deferred tax assets related to these attributes, subject to valuation allowance, until expiration occurs.

Approximately $36.8 million of the NOL carryforwards relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in capital if and when realized.

The components of the deferred tax assets are as follows (in thousands):

	2014	2013
NOL carryforwards	$168,778	$136,583
R&D credit carryforwards	13,668	11,227
Capitalized R&D	6,548	8,003
Stock-based compensation	6,630	3,221
Other	1,615	1,207

	197,239	160,241
Valuation allowance	(197,239)	(160,241)

	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $37.0 million in 2014 primarily due to an increase in deferred tax assets generated from net operating losses and R&D credits, partially offset by the expiration of NOL carryforwards in 2014.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	2014	2013	2012
Amounts computed at statutory federal rate	$(31,441)	$(12,902)	$(7,088)
Stock-based compensation and other permanent differences	1,417	244	209
Reduction of deferred tax assets under Section 382 of the Code	—	2,781	—
R&D credits	(2,420)	(1,269)	(937)
Change in valuation allowance	37,106	13,509	8,375
State taxes	(5,092)	(2,140)	(1,171)
Foreign taxes	4	—	(4)
Other	426	(223)	616

	$0	$0	$0

The tax years 1998-2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. During 2012, the Internal Revenue Service concluded an exam for tax years 2008 and 2009 that resulted in favorable adjustments to the Company’s R&D credits. As of December 31, 2014 and 2013, the Company did not have any liabilities recorded for uncertain tax positions.

10. Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under noncancelable operating leases that expire at various dates through February 2019. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.

Future noncancelable minimum payment obligations under operating lease arrangements, including facilities and equipment, were as follows at December 31, 2014 (in thousands):

2015	$2,119
2016	2,021
2017	1,455
2018	1,506
2019	260
Thereafter	—

$7,361

Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. Facility operating leases contain fixed and determinable escalation clauses. The difference between the rent expense and the rent paid is recorded as deferred rent. Rent expense under the Company’s facility and equipment leases was $1.2 million, $594,000, and $663,000, for the years ended December 31, 2014, 2013, and 2012, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

External Services

The Company has entered into agreements with contract research organizations and other external service providers primarily for services in connection with the development and planned commercialization of its product candidates. The Company was contractually obligated for up to approximately $16.3 million of future services under these agreements as of December 31, 2014. The nature of the work being conducted under the Company’s agreements with external service providers is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

Contingent Regulatory Milestone Payments

In connection with the Company’s 2006 license agreement with the Ipsen Group, the Company may be obligated in future periods to make certain regulatory milestone payments. These milestone payments may never occur as they are contingent on the achievement of future regulatory events which may never be attained. These one-time payments include $2.5 million payable upon the successful filing of the first regulatory application with the U.S. Food and Drug Administration (“FDA”) and $8.0 million payable upon obtaining the first regulatory approval from the FDA. The Company would also be required to make royalty payments of up to two percent on net product sales, if any.

11. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2014 and 2013 are as follows (in thousands, except per share data):

	Fiscal Year 2014 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$30	$28	$15	$47	$120
Net loss	$(17,828)	$(21,495)	$(24,786)	$(28,366)	$(92,475)
Basic and diluted net loss per share(1)	$(0.19)	$(0.22)	$(0.25)	$(0.28)	$(0.95)

	Fiscal Year 2013 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$417	$451	$240	$37	$1,145
Net loss	$(6,123)	$(9,081)	$(10,695)	$(12,049)	$(37,948)
Basic and diluted net loss per share(1)	$(0.08)	$(0.11)	$(0.12)	$(0.13)	$(0.44)

(1)	Net loss per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per common share amounts may not equal the annual amounts reported.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to certain purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.2[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.3[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 12, 2013).

10.4[a]	Forms of agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed March 10, 2011).

10.5[a]	2004 Employee Stock Purchase Plan and initial offering thereunder (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-113137).

10.6[a]	Employment Letter Agreement, dated December 21, 1998, between the Registrant and Uli Hacksell, Ph.D. (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-52492).

10.7[a]	Employment Offer Letter, dated May 26, 2006, between the Registrant and Roger Mills (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 2, 2007).

10.8[a]	Employment Agreement, dated March 16, 2010, between the Registrant and Glenn F. Baity (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed March 10, 2011).

10.9[a]	Employment Agreement, dated August 19, 2013, between the Registrant and Terrence Moore (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2014).

10.10[a]	Employment Agreement, dated July 15, 2014, between the Registrant and Stephen Davis (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2014).

10.11[a]	Description of Executive Officer Annual Incentive Cash Compensation Program (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2013).

10.12[a]	Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2014).

10.13[a]	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2013).

Exhibit Number	Description

10.14[b]	Collaborative Research, Development and License Agreement, dated September 24, 1997, by and among the Registrant, Allergan, Inc. and Vision Pharmaceuticals L.P. (now Allergan Sales, Inc.) (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-113137).

10.15[b]	Amendment to Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-113137).

10.16[b]	Collaborative Research, Development and License Agreement, dated July 26, 1999, by and among the Registrant and Allergan, Inc., Allergan Pharmaceuticals (Ireland) Limited, Inc. and Allergan Sales, Inc. (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-113137).

10.17[b]	Second Amendment to Collaborative Research, Development and License Agreement, dated February 28, 2006, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2006).

10.18[b]	Third Amendment to Collaborative Research, Development and License Agreement, dated March 3, 2008, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 5, 2008).

10.19[b]	Fourth Amendment to Collaborative Research, Development and License Agreement, dated April 22, 2009, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2009).

10.20[b]	Fifth Amendment to Collaborative Research, Development and License Agreement, dated March 23, 2010, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2010).

10.21[b]	Sixth Amendment to Collaborative Research, Development and License Agreement, dated March 28, 2011, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2011).

10.22[b]	Seventh Amendment to Collaborative Research, Development and License Agreement, dated February 29, 2012, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed March 6, 2012).

10.23[b]	Amendment to 1999 Collaborative Research, Development and License Agreement, dated May 31, 2013, by and among the Registrant, Allergan Sales LLC and Allergan, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 5, 2013).

10.24	Securities Purchase Agreement, dated December 12, 2012, by and between the Registrant and the purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 18, 2012).

10.25	Securities Purchase Agreement, dated January 9, 2011, by and between the Registrant and the purchasers listed on Exhibit A thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed January 12, 2011).

Exhibit Number	Description

10.26	Lease Agreement for 11085 Torreyana Road, dated June 5, 2013, between the Registrant and HCP Torreyana, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 7, 2013).

10.27	First Amendment to Lease Agreement for 11085 Torreyana Road, dated August 28, 2013, between the Registrant and HCP Torreyana, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 6, 2013).

10.28[b]	Sublease Agreement, effective November 13, 2014, between the Registrant and Trion Worlds, Inc.

10.29	Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.30[b]	License Agreement, dated November 30, 2006, by and between the Registrant and Société de Conseils, de Recherches et d’Applications Scientifiques SAS, a French corporation member of the Ipsen Group (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen Davis, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Uli Hacksell, Ph.D., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen Davis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from this Annual Report, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

[a]	Indicates management contract or compensatory plan or arrangement.
[b]

We have requested or received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.