Form 10-Q
period 2015-03-31
ACADIA PHARMACEUTICALS INC
filed 2015-05-07
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50768

ACADIA PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1376651
(State of Incorporation)	(I.R.S. Employer Identification No.)

3611 Valley Centre Drive, Suite 300 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 30, 2015:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	100,297,426

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share data)

(Unaudited)

	March 31, 2015	December 31, 2014 (1)
Assets
Cash and cash equivalents	$76,424	$61,854
Investment securities, available-for-sale	221,469	260,632
Interest and other receivables	746	964
Prepaid expenses and other current assets	1,260	1,168

Total current assets	299,899	324,618
Property and equipment, net	1,786	553
Other assets	278	287

Total assets	$301,963	$325,458

Liabilities and stockholders’ equity
Accounts payable	$2,518	$2,016
Accrued expenses	14,133	13,818

Total current liabilities	16,651	15,834

Long-term liabilities	218	135

Total liabilities	16,869	15,969

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2015 and December 31, 2014; 100,282,416 shares and 100,047,331 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	823,598	807,631
Accumulated deficit	(538,518)	(498,143)
Accumulated other comprehensive income (loss)	4	(9)

Total stockholders’ equity	285,094	309,489

Total liabilities and stockholders’ equity	$301,963	$325,458

(1)	The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Collaborative revenues	$4	$30

Operating expenses
Research and development (includes stock-based compensation of $2,362 and $1,006, respectively)	16,295	11,668
General and administrative (includes stock-based compensation of $12,166 and $2,156, respectively)	24,261	6,320

Total operating expenses	40,556	17,988

Loss from operations	(40,552)	(17,958)
Interest income, net	177	130

Net loss	$(40,375)	$(17,828)

Net loss per common share, basic and diluted	$(0.40)	$(0.19)

Weighted average common shares outstanding, basic and diluted	100,197	92,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(40,375)	$(17,828)

Other comprehensive loss:
Unrealized gain (loss) on investment securities	9	(48)
Foreign currency translation adjustments	4	—

Comprehensive loss	$(40,362)	$(17,876)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(40,375)	$(17,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,528	3,162
Amortization of premiums and accretion of discounts on investment securities, available for sale	(289)	311
Depreciation	122	43
Changes in operating assets and liabilities:
Interest and other receivables	218	(892)
Prepaid expenses and other current assets	(92)	(73)
Other assets	9	36
Accounts payable	408	1,190
Accrued expenses	42	(123)
Deferred revenue	—	(13)
Long-term liabilities	83	5

Net cash used in operating activities	(25,346)	(14,182)

Cash flows from investing activities
Purchases of investment securities	(49,646)	(150,921)
Maturities of investment securities	89,107	51,815
Purchases of property and equipment	(988)	(6)

Net cash provided by (used in) investing activities	38,473	(99,112)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,439	198,042

Net cash provided by financing activities	1,439	198,042

Effect of exchange rate changes on cash	4	—

Net increase in cash and cash equivalents	14,570	84,748
Cash and cash equivalents
Beginning of period	61,854	11,707

End of period	$76,424	$96,455

Supplemental schedule of noncash investing activities
Property and equipment purchases in accounts payable and accrued expenses	$367	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of March 31, 2015, the Company had an accumulated deficit of $538.5 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development and commercialization of its product candidates.

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

Shares used in calculating basic and diluted net loss per common share exclude the following potential common shares as their effect is antidilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Antidilutive options to purchase common stock	8,889	7,679
Antidilutive warrants to purchase common stock	1,966	1,966

	10,855	9,645

3. Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair value of each stock option and purchase right, including the effect of estimated forfeitures, is then expensed over the requisite service period, which is generally the vesting period. The Company recognized stock-based compensation expense of $14.5 million and $3.2 million during the three months ended March 31, 2015 and 2014, respectively. The Company entered into a transition agreement with Uli Hacksell, Ph.D., the Company’s former Chief Executive Officer, in connection with his retirement from the Company in March 2015. Pursuant to the terms of the transition agreement, Dr. Hacksell’s outstanding options will continue to vest over the term of the transition agreement. Stock-based compensation expense for the three months ended March 31, 2015 included a $9.0 million charge representing the fair value of the outstanding options expected to vest over the term of the transition agreement as valued on the retirement date. As of March 31, 2015, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $79.1 million, which is expected to be recognized over a weighted-average period of 3.3 years.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued research and development services	$8,256	$7,814
Accrued compensation and benefits	3,940	4,167
Accrued consulting and professional fees	922	1,497
Other	1,015	340

	$14,133	$13,818

5. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$2,750	$—	$—	$2,750
Government sponsored enterprise securities	125,660	12	(7)	125,665
Corporate debt securities	72,068	—	(13)	72,055
Commercial paper	20,997	2	—	20,999

	$221,475	$14	$(20)	$221,469

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$2,748	$2	$—	$2,750
Government sponsored enterprise securities	97,237	8	(10)	97,235
Corporate debt securities	137,682	3	(37)	137,648
Commercial paper	22,980	19	—	22,999

	$260,647	$32	$(47)	$260,632

The Company has classified all of its available-for-sale investment securities as current assets on its consolidated balance sheets. As of March 31, 2015 and December 31, 2014, all of the Company’s available-for-sale investment securities had contractual maturity dates of less than one year.

At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at March 31, 2015 and December 31, 2014.

6. Fair Value Measurements

As of March 31, 2015, the Company held $297.9 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2015 and December 31, 2014, respectively.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market fund	$76,009	$76,009	$—	$—
U.S. Treasury notes	2,750	2,750	—	—
Government sponsored enterprise securities	125,665	—	125,665	—
Corporate debt securities	72,055	—	72,055	—
Commercial paper	20,999	—	20,999	—

	$297,478	$78,759	$218,719	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market fund	$48,423	$48,423	$—	$—
Government sponsored enterprise securities	13,000	—	13,000	—
U.S. Treasury notes	2,750	2,750	—	—
Government sponsored enterprise securities	97,235	—	97,235	—
Corporate debt securities	137,648	—	137,648	—
Commercial paper	22,999	—	22,999	—

	$322,055	$51,173	$270,882	$—

7. Stockholders’ Equity

Public Offerings

In March 2014, the Company raised net proceeds of $196.8 million from the sale of 7,360,000 shares of its common stock in a public offering, including 960,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option.

8. Commitments and Contingencies

External Services

The Company has entered into agreements with contract research organizations and other external service providers primarily for services in connection with the development and planned commercialization of its product candidates. The Company was contractually obligated for up to approximately $27.1 million of future services under these agreements as of March 31, 2015. The nature of the work being conducted under the Company’s agreements with external service providers is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

Contingent Regulatory Milestone Payments

In connection with the Company’s 2006 license agreement with the Ipsen Group, pursuant to which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID™ (pimavanserin), the Company may be obligated in future periods to make certain regulatory milestone payments. These milestone payments may never occur as they are contingent on the achievement of future regulatory events which may never be attained. These one-time payments include $2.5 million payable upon the successful filing of the first regulatory application with the U.S. Food and Drug Administration (“FDA”) and $8.0 million payable upon obtaining the first regulatory approval from the FDA. If NUPLAZID is approved, then the Company would make royalty payments to Ipsen of up to two percent on net product sales, if any.

Legal Proceedings

In March 2015, following the Company’s announcement of the update to the timing of its planned New Drug Application (“NDA”) submission to the FDA for NUPLAZID for the treatment of Parkinson’s disease psychosis and the subsequent decline of the price of its common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against the Company and certain of its current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of the Company’s planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of its common stock. The complaints seek unspecified monetary damages and other relief. On April 9, 2015, the Court entered an order deferring the defendants’ response to the Rihn complaint until after the Court appoints a lead plaintiff and assigns lead counsel. The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

9. Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued authoritative guidance related to accounting for fees paid in a cloud computing arrangement. This accounting update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company adopted this guidance in the first quarter of fiscal 2015 with no significant impact to its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 included with our Annual Report filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, regulatory submissions, product candidates, proprietary and external programs, financial condition and resources, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our filings with the SEC, including this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in neurological and related central nervous system disorders. We have a portfolio of product opportunities led by our novel drug candidate, NUPLAZID (pimavanserin), for which we have reported positive Phase III pivotal trial results in Parkinson’s disease psychosis, or PDP, and which has the potential to be the first drug approved in the United States for this disorder. We are currently completing a New Drug Application, or NDA, and related preparations to support a review of the NDA by the U.S. Food and Drug Administration, or FDA. We plan to submit the NDA to the FDA in the second half of 2015. Pimavanserin is also in Phase II development for Alzheimer’s disease psychosis and has successfully completed a Phase II trial as a co-therapy for schizophrenia. We hold worldwide commercialization rights to pimavanserin. Our pipeline also includes clinical-stage programs for chronic pain and glaucoma in collaboration with Allergan, Inc.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of March 31, 2015, we had an accumulated deficit of $538.5 million. We expect to continue to incur operating losses for at least the next several years as we pursue the development and commercialization of our product opportunities.

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

Revenues

We have not generated any revenues from product sales to date. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of March 31, 2015, we had received an aggregate of $115.8 million in payments under these agreements, including upfront payments, research funding, milestone payments, and reimbursed development expenses. Until such time as we may complete development of, receive regulatory approval for, and generate product sales from pimavanserin or other products, we expect our revenues to be derived primarily from payments under our current agreements with Allergan and potential additional collaborations, as well as grant funding.

We have two ongoing collaboration agreements with Allergan that involve the development of product candidates in the areas of chronic pain and glaucoma. We are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any, under each of our ongoing collaboration agreements with Allergan. However, we no longer receive research funding from these agreements and additional payments, other than payments for a portion of patent costs for our ongoing collaborations, are dependent upon the advancement of an applicable product candidate. Each of our current agreements with Allergan is subject to termination upon notice by Allergan.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product candidate, NUPLAZID (pimavanserin). We currently are responsible for all costs incurred in the development of pimavanserin.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the clinical development of our product candidates. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Costs of external service providers:
NUPLAZID (pimavanserin)	$9,512	$8,095
Other programs	155	105

Subtotal	9,667	8,200
Internal costs	4,266	2,462
Stock-based compensation	2,362	1,006

Total research and development	$16,295	$11,668

While we intend to submit an NDA to the FDA for NUPLAZID in the second half of 2015, at this time, due to the risks in the regulatory and approval processes, we are unable to estimate with any certainty the costs we will incur for the continued development of NUPLAZID for Parkinson’s disease psychosis, including work necessary to support the submission and review of the NDA. Due to the risks inherent in clinical development, we also are unable to estimate with certainty the costs we will incur for the development of pimavanserin for other indications, including Alzheimer’s disease psychosis and schizophrenia. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current focus is primarily on submitting the NDA in the second half of 2015, preparing to support a review of the NDA by the FDA, and advancing the development of pimavanserin for other indications, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements.

We expect our research and development expenses to increase and continue to be substantial as we pursue the development of pimavanserin, including the remaining preparations that are needed to support preparation for the submission of the NDA for NUPLAZID for Parkinson’s disease psychosis that we plan to submit in the second half of 2015 and FDA review of the NDA, our ongoing open-label safety extension study, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

Our general and administrative expenses have consisted primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees associated with legal and accounting services, and costs associated with patents and patent applications for our intellectual property. In addition, starting in the second half of 2013, we began to hire the senior leadership of our commercial organization that is helping us prepare for the planned future launch of NUPLAZID and we are currently expanding our commercial organization and preparing to build a specialty sales force in the United States that will focus on promoting NUPLAZID, if approved by the FDA. We expect our general and administrative expenses to increase in future periods to support activities associated with our preparation for, and planned launch of, NUPLAZID and our further development of pimavanserin in indications other than Parkinson’s disease psychosis.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2014. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2014.

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

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

Revenues decreased to $4,000 for the three months ended March 31, 2015 from $30,000 for the three months ended March 31, 2014, primarily due to the completion of activities under certain research grants.

Research and Development Expenses

Research and development expenses increased to $16.3 million for the three months ended March 31, 2015, including $2.4 million in stock-based compensation expense, from $11.7 million for the three months ended March 31, 2014, including $1.0 million in stock-based compensation expense. This increase was partly due to an increase of $3.1 million in personnel and related costs and stock-based compensation expense associated with our expanded research and development organization. Also contributing to the quarter-over-quarter increase was an increase in external services costs of $1.5 million, largely attributable to increased third-party costs related to ongoing work to complete the preparation of manufacturing quality systems to support commercial manufacturing and supply of NUPLAZID. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including remaining preparations that are needed to support the FDA review of our planned NDA for NUPLAZID, our ongoing open-label safety extension study, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia, as well as the development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $24.3 million for the three months ended March 31, 2015, including $12.2 million in stock-based compensation expense, from $6.3 million for the three months ended March 31, 2014, including $2.2 million in stock-based compensation expense. This increase was due to increases in personnel and related costs and stock-based compensation expense of $14.2 million and increases in external services costs of $3.8 million. Contributing to the increase in personnel costs and stock-based compensation expense was $9.6 million in expense incurred in connection with the transition agreement we entered into with our former Chief Executive Officer upon his retirement in March 2015. Included in this compensation expense of $9.6 million was $9.0 million in stock-based compensation expense representing the fair value of the outstanding options expected to vest over the term of the transition agreement as valued on his retirement date. Excluding the expense incurred in connection with the transition agreement with our former Chief Executive Officer, the increases in personnel costs and external services costs were largely related to our commercial preparations for the planned launch of NUPLAZID. We anticipate that these general and administrative expenses will increase in future periods to support our planned development and commercial activities for NUPLAZID.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of March 31, 2015, we had received $756.7 million in net proceeds from the issuance of our equity securities, including $6.9 million in debt that we had retired through the issuance of our common stock, $115.8 million in payments from collaboration agreements, $23.5 million in interest income, and $22.4 million in debt financing.

At March 31, 2015, we had $297.9 million in cash, cash equivalents, and investment securities compared to $322.5 million at December 31, 2014. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our planned commercial activities for NUPLAZID and our ongoing and planned development activities for pimavanserin for other indications. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations at least into the second half of 2016.

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

If we need to but cannot raise adequate additional capital in the future, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose.

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

Net cash used in operating activities increased to $25.3 million for the three months ended March 31, 2015 from $14.2 million for the three months ended March 31, 2014. This increase of $11.1 million was primarily due to an increase in our net loss of $22.6 million, offset by an increase of $11.4 million in non-cash, stock-based compensation expense. This increase in stock-based compensation expense was primarily driven by the $9.0 million charge related to the retirement of our former Chief Executive Officer in March 2015. See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 3 — Stock-Based Compensation”.

Net cash provided by investing activities totaled $38.5 million for the three months ended March 31, 2015 compared to net cash used in investing activities of $99.1 million for the three months ended March 31, 2014. The increase in net cash provided by investing activities for the three months ended March 31, 2015 relative to the comparable period of 2014 was primarily due to the timing of maturities and purchases of investment securities.

Net cash provided by financing activities decreased to $1.4 million for the three months ended March 31, 2015 compared to $198.0 million for the three months ended March 31, 2014. This decrease in net cash provided by financing activities for the three months ended March 31, 2015 was primarily attributable to the March 2014 public offering that contributed $196.8 million in net proceeds.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2015 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$6,892	$2,206	$4,686	$—	$—

We have also entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the development and planned commercialization of our product candidates. We were contractually obligated for up to approximately $27.1 million of future services under these agreements as of March 31, 2015. The nature of the work being conducted under our agreements with external service providers is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

In addition, we have entered into an agreement with the Ipsen Group pursuant to which we licensed certain intellectual property rights that complement our patent portfolio for our serotonin platform, including NUPLAZID (pimavanserin). If certain conditions are met, we would be required to make future payments, including milestones, sublicensing fees, and royalties. The potential future milestone payments include $2.5 million payable upon the successful filing of the first regulatory application with the FDA and $8.0 million payable upon obtaining the first regulatory approval from the FDA. If NUPLAZID is approved, then we would also make royalty payments to Ipsen of up to two percent on future net product sales, if any. Because these milestone payments would only be payable upon the achievement of the specified regulatory events and it is uncertain when, or if, such events will occur, we cannot forecast with any degree of certainty when, or if, we will be required to make payments under this agreement. Similarly, royalty payments would be contingent upon any net product sales. Accordingly, none of these amounts are included in the above table.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2015. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

An evaluation was also performed under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PDP and the subsequent decline of the price of our common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against us and certain of our current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The complaints seek unspecified monetary damages and other relief. On April 9, 2015, the Court entered an order deferring the defendants’ response to the Rihn complaint until after the Court appoints a lead plaintiff and assigns lead counsel. We plan to vigorously defend against the claims advanced.

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

In April 2013, we announced that the FDA had agreed that the data from our -020 Study, together with supportive data from our other studies with NUPLAZID, are sufficient to support the filing of a New Drug Application, or NDA, for the treatment of Parkinson’s disease psychosis, or PDP. We are currently completing preparations to support a review of the NDA, and plan to submit the NDA to the FDA in the second half of 2015. While the FDA has agreed to review an NDA for NUPLAZID on the basis of our positive pivotal -020 Study data, along with supportive efficacy and safety data from other NUPLAZID studies, the NDA will be subject to FDA review to determine whether the entire filing package is adequate to support approval of NUPLAZID for PDP. Notwithstanding the guidance that we received in April 2013, the FDA retains complete discretion in deciding whether to file an NDA for NUPLAZID and there are many components to an NDA submission beyond the efficacy and safety data reviewed by the FDA in 2013. For example, in addition to reviewing the safety and efficacy data for NUPLAZID, the FDA will review our internal systems and processes, as well as those of our vendors, related to our development of NUPLAZID, including those pertaining to our clinical trials and manufacturing processes. Further, in March 2015, we announced an update to the timing of our planned submission of our NDA for NUPLAZID to the second half of 2015, based on additional time required to complete the preparation of manufacturing quality systems to support commercial manufacturing and supply of NUPLAZID, in order to support the FDA’s review of the NDA. Even if our NDA submission for NUPLAZID is accepted for filing, the FDA retains complete discretion in deciding whether or not to approve an NDA and there is no guarantee that NUPLAZID will be approved for the treatment of PDP or any other indication. Additionally, the FDA may convene an advisory committee of independent experts, including clinicians and other scientific experts, to review, evaluate and provide recommendations as to whether the NDA for NUPLAZID should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA may choose not to approve our NDA for NUPLAZID for any of a variety of reasons, including a decision related to the safety or efficacy data for NUPLAZID or for any other issues that they may identify related to our development of NUPLAZID for the treatment of PDP.

Thus, significant uncertainty remains regarding the regulatory approval process for NUPLAZID.

Even if the FDA grants an approval for NUPLAZID for the treatment of PDP, the terms of the approval may limit its commercial potential. Additionally, even after receipt of FDA approval, NUPLAZID would be subject to substantial, ongoing regulatory requirements.*

The FDA has complete discretion over the approval of NUPLAZID for the treatment of PDP. If it grants approval, the scope of the approval may limit our ability to commercialize NUPLAZID, and in turn, limit our ability to generate substantial sales revenues. For example, the FDA may not approve the labeling claims for NUPLAZID that we believe are necessary or desirable for successful commercialization as a treatment for PDP, or may grant approval contingent on the performance of costly post-approval clinical trials or subject to warnings or contraindications. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for NUPLAZID will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing processes, or cGMPs, good clinical practices, international conference on harmonization regulations and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our clinical development and for any clinical trials that we conduct post-approval. The FDA may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution. These actions could result from, among other things, safety concerns, including unexpected side effects or drug-drug interaction problems, or concerns over misuse or abuse of the product. If any of these actions were to occur following approval, we may have to discontinue the commercialization of NUPLAZID, limit our sales and marketing efforts, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our potential products, including NUPLAZID, as described in greater detail in the Government Regulation section of our Annual Report. If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, exclusion from federal health care programs and the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

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

We expect that the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using our products, reduce product utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other anticipated developments resulting from the federal healthcare reform legislation, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset fees enacted under the ACA on certain drug product sales, subject to limited exceptions. It is possible that these fees, if applicable, would adversely affect our financial performance. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any products for which we receive regulatory approval, including NUPLAZID.

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

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2015, we had an accumulated deficit of approximately $538.5 million. We expect to incur net losses over the next few years as we advance our programs and incur significant development and commercialization costs.

We have not received any revenues from the commercialization of our product candidates. We plan to submit our NDA for NUPLAZID for the treatment of PDP in the second half of 2015. The regulatory approval process is time consuming and uncertain and there is no guarantee that our planned NDA submission for NUPLAZID will be accepted for filing or, if accepted, approved for marketing. Even if our NDA for NUPLAZID is approved, we would still expect to incur significant expenses and net losses for at least the next few years as we begin our first ever commercialization efforts and pursue the development and commercialization of NUPLAZID and other product candidates. Substantially all of our revenues for the three months ended March 31, 2015 were from reimbursement of patent costs under our agreements with third parties. The research term of our 2003 collaboration with Allergan concluded in March 2013 and we no longer recognize revenues from this collaboration. Thus, any significant payments from Allergan pursuant to our continuing collaborations are dependent upon the advancement of an applicable product candidate. Until such time as we may gain regulatory approval for, and generate revenues from, product sales, we anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize NUPLAZID or any of our other product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $297.9 million at March 31, 2015. While we believe that our existing cash resources will be sufficient to fund our cash requirements at least into the second half of 2016, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, planned commercialization activities for NUPLAZID, and other research and development programs;

•	the costs of preparing applications for regulatory approvals for NUPLAZID and other product candidates, as well as the costs required to supporting review of such applications;

•	the costs of establishing, or contracting for, sales and marketing capabilities for NUPLAZID or other product candidates;

•	our ability to obtain regulatory approval for, and generate product sales from, NUPLAZID or other product candidates;

•	the costs of acquiring additional product candidates or research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the ability of our collaborators and us to reach the milestones and other events or developments triggering payments under our collaboration or license agreements, or our collaborators’ ability to make payments under these agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of NUPLAZID or other product candidates; and

•	the costs associated with litigation, including the costs incurred in defending against claims made in the two putative class action complaints filed in March 2015 following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID and the subsequent decline of the price of our common stock.

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

If we do not obtain regulatory approval from foreign jurisdictions, we will not be able to market our products in those jurisdictions which will limit our commercial revenues. *

In order to market our products in foreign jurisdictions, we must obtain foreign regulatory approval in each of those jurisdictions. Even if we obtain regulatory approval in the United States, approval by the FDA does not ensure that foreign jurisdictions will also approve our products for commercial distribution. The regulations in foreign jurisdictions vary. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval in foreign jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work beyond that required to obtain regulatory approval in the United States. Furthermore, we may not be able to obtain approval for foreign sales. This will restrict our ability to market our products and would limit their commercial potential and value, including that of NUPLAZID.

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

We do not have a partner for the development of our lead product candidate, pimavanserin, and are solely responsible for the advancement of this program and, if approved for marketing and commercialization of the product.*

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including preparations for FDA review of NUPLAZID for the treatment of PDP and clinical trials of pimavanserin for other indications, in the future we would need to add resources and raise additional funds in order to take this product candidate to market and to conduct the necessary sales and marketing activities, and to conduct further development activities, if we do not secure a partner. Following any potential approval by the FDA, our current strategy is to commercialize NUPLAZID for PDP in the United States by establishing a specialty sales force focused primarily on neurologists and a small group of psychiatrists and long-term care physicians who are high prescribers of antipsychotics for PDP patients. In addition, if we commercialize NUPLAZID in select markets outside of the United States, we will more than likely need to establish one or more strategic alliances in the future for that purpose. Without future collaboration partners in the United States and abroad, we might not be able to realize the full value of NUPLAZID.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we ended Phase I testing of AM-831 in 2012 and had previously had an unsuccessful Phase III trial with our most advanced product candidate, NUPLAZID. Following the reporting of successful results from the Phase III -020 Study with NUPLAZID in November 2012 and our meeting with the FDA in April 2013, we are completing preparations needed to support FDA review of NUPLAZID prior to our planned submission of an NDA for NUPLAZID for PDP in the second half of 2015. An unfavorable outcome in any of the foregoing development efforts for NUPLAZID would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program may require us to delay, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our PDP program, we commenced a Phase II study with pimavanserin for patients with ADP in November 2013 and we are planning additional studies in other indications, including schizophrenia. We also have clinical programs in collaboration with Allergan for the treatment of chronic pain and glaucoma, which have reached Phase II and Phase I development, respectively.

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

We depend on collaborations with third parties to develop and commercialize selected product candidates other than pimavanserin, and we have limited control over how those third parties conduct development and commercialization activities for such product candidates.*

One aspect of our strategy is to selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates, other than pimavanserin, and we have limited control over the amount and timing of resources that our collaborators may devote to our product candidates. We may choose to rely on collaborations in the future for certain portions of our pimavanserin program or for the commercialization of NUPLAZID in certain territories outside of the United States. Our 2003 research agreement with Allergan ended in March 2013, and additional payments from our two ongoing agreements with Allergan, other than payments for a portion of patent costs for these collaborations, are dependent upon further advancement of our applicable product candidates. Unless these milestones are met, we will not receive significant future revenues from our current collaborations with Allergan.

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

In July 2014, Allergan announced that it would be reducing its worldwide headcount by approximately 13% and that it would be restructuring its operations. In March 2015, Actavis plc acquired Allergan. Allergan also previously has announced that it was seeking a partner for further development and commercialization of drug candidates in our chronic pain program. In connection with Actavis’

acquisition of Allergan, and any related restructuring, substantially less resources could be devoted to the programs covered by our collaborations with Allergan or such programs could be discontinued entirely. If Allergan is unable to successfully partner our chronic pain program, it may elect to not pursue further development. In addition, any partner that Allergan does identify may devote substantially less resources than Allergan has devoted to our programs to date. In addition, Allergan can terminate our existing collaborations upon prior notice to us. Allergan may be more likely to terminate, or decline to continue, some or all of our existing collaborations in connection with Actavis’ acquisition of Allergan.

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

We also face competition in our search for new collaborators, if we seek a new partner for our pimavanserin program or other programs, including any programs that may revert to us from Allergan. Given the current economic and industry environment, it is possible that competition for new collaborators may increase. If we are unable to find new collaborations, we may not be able to continue advancing our programs alone.

If conflicts arise with our collaborators, they may act in their self-interests, which may be adverse to our interests.*

Conflicts may arise in our collaborations due to one or more of the following:

•	disputes or breaches with respect to payments that we believe are due under the applicable agreements, particularly in the current environment when companies, including large established ones, may be seeking to reduce external payments;

•	disputes on strategy as to what development or commercialization activities should be pursued under the applicable agreements;

•	disputes as to the responsibility for conducting development and commercialization activities pursuant to the applicable collaboration, including the payment of costs related thereto;

•	disagreements with respect to ownership of intellectual property rights;

•	unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities, or to permit public disclosure of these activities;

•	delay or reduction of a collaborator’s development or commercialization efforts with respect to our product candidates; or

•	termination or non-renewal of the collaboration.

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

We have collaborations with Allergan for the development of product candidates related to chronic pain and ophthalmic diseases, including glaucoma. Allergan currently markets therapeutic products to treat glaucoma and is engaged in other research programs related to glaucoma and other ophthalmic products that are independent from our development program in this therapeutic area. Allergan may also pursue other research programs related to pain management that are independent from our collaboration in this therapeutic area. In March 2015, Actavis acquired Allergan. Actavis may have, or acquire rights to, additional programs related to chronic pain or ophthalmic diseases, including glaucoma, which could impact the strategy with respect to the development of product candidates covered by our collaborations.

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

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of March 31, 2015, we employed 119 employees. As we advance our program towards submitting an NDA for NUPLAZID for the treatment of PDP, we already have added several capabilities. However, we will need to add qualified personnel and resources if the NDA for NUPLAZID is approved for marketing and we establish a commercial sales force. Our current infrastructure will be inadequate to support these future efforts and expected growth. In particular, we will have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop, including NUPLAZID. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.*

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	whether and when we obtain FDA approval of NUPLAZID for the treatment of PDP;

•	the success of our launch and commercialization of NUPLAZID, if approved, in the United States for the treatment of PDP;

•	the status of development and commercialization of pimavanserin for indications other than PDP and in jurisdictions other than the United States;

•	the status of development and commercialization of our other product candidates, including compounds being developed under our collaborations;

•	whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates or products;

•	whether we generate revenues or reimbursements by achieving specified research, development or commercialization milestones under any agreements or otherwise receive potential payments under these agreements;

•	whether we are required to make payments due to achieving specified milestones under any licensing or similar agreements or otherwise make payments under these agreements;

•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period, including reimbursement obligations pursuant to our collaboration agreements;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes regarding these collaborations;

•	the timing of our satisfaction of applicable regulatory requirements;

•	the rate of expansion of our clinical development, other internal research and development efforts, and pre-commercial and commercial efforts;

•	the effect of competing technologies and products and market developments;

•	the costs associated with litigation, including the costs incurred in defending against claims made in the two putative class action complaints filed in March 2015 following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID and the subsequent decline of the price of our common stock; and

•	general and industry-specific economic conditions.

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PDP and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, As Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Executive Employment Transition Agreement, dated March 11, 2015, between the Registrant and Uli Hacksell, Ph.D.

10.2[a]	Retention Bonus Agreement, dated March 20, 2015, between the Registrant and Stephen R. Davis.

31.1	Certification of Stephen R. Davis, Interim Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen R. Davis, Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 7, 2015, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[a]	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: May 7, 2015	By:	/s/ Stephen R. Davis
Stephen R. Davis

Interim Chief Executive Officer, Executive Vice President, Chief Financial Officer and Chief Business Officer

(on behalf of the registrant and as the registrant’s Principal Executive, Financial and Accounting Officer)