Form 10-Q
period 2015-06-30
ACADIA PHARMACEUTICALS INC
filed 2015-08-06
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 31, 2015:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	100,714,851

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2015	December 31, 2014 (1)
Assets
Cash and cash equivalents	$93,212	$61,854
Investment securities, available-for-sale	177,565	260,632
Interest and other receivables	1,508	964
Prepaid expenses and other current assets	1,108	1,168

Total current assets	273,393	324,618
Property and equipment, net	1,813	553
Other assets	333	287

Total assets	$275,539	$325,458

Liabilities and stockholders’ equity
Accounts payable	$2,916	$2,016
Accrued liabilities	16,462	13,818

Total current liabilities	19,378	15,834

Long-term liabilities	340	135

Total liabilities	19,718	15,969

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 225,000,000 shares and 150,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 100,522,374 shares and 100,047,331 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	833,696	807,631
Accumulated deficit	(577,896)	(498,143)
Accumulated other comprehensive income (loss)	11	(9)

Total stockholders’ equity	255,821	309,489

Total liabilities and stockholders’ equity	$275,539	$325,458

(1)	The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Collaborative revenues	$1	$28	$5	$58

Operating expenses
Research and development (includes stock-based compensation expense of $2,839, $1,089, $5,201, and $2,095, respectively)	18,379	13,799	34,674	25,467
General and administrative (includes stock-based compensation expense of $4,660, $3,242, $16,826, and $5,398, respectively)	21,119	7,952	45,380	14,272

Total operating expenses	39,498	21,751	80,054	39,739

Loss from operations	(39,497)	(21,723)	(80,049)	(39,681)
Interest income, net	119	228	296	358

Net loss	$(39,378)	$(21,495)	$(79,753)	$(39,323)

Net loss per common share, basic and diluted	$(0.39)	$(0.22)	$(0.80)	$(0.41)

Weighted average common shares outstanding, basic and diluted	100,349	99,048	100,273	96,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(39,378)	$(21,495)	$(79,753)	$(39,323)

Other comprehensive loss:
Unrealized gain on investment securities	8	94	17	46
Foreign currency translation adjustments	(1)	—	3	—

Comprehensive loss	$(39,371)	$(21,401)	$(79,733)	$(39,277)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(79,753)	$(39,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,027	7,493
Amortization of premiums and accretion of discounts on investment securities, available for sale	(1,115)	(11)
Depreciation	402	85
Changes in operating assets and liabilities:
Interest and other receivables	(544)	(570)
Prepaid expenses and other current assets	60	(1,261)
Other assets	(46)	68
Accounts payable	900	732
Accrued liabilities	2,644	1,654
Deferred revenue	—	(26)
Long-term liabilities	205	10

Net cash used in operating activities	(55,220)	(31,149)

Cash flows from investing activities
Purchases of investment securities	(125,255)	(288,639)
Maturities of investment securities	209,454	122,023
Purchases of property and equipment	(1,662)	(6)

Net cash provided by (used in) investing activities	82,537	(166,622)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,038	199,762

Net cash provided by financing activities	4,038	199,762

Effect of exchange rate changes on cash	3	—

Net increase in cash and cash equivalents	31,358	1,991
Cash and cash equivalents
Beginning of period	61,854	11,707

End of period	$93,212	$13,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of June 30, 2015, the Company had an accumulated deficit of $577.9 million. The Company expects to continue to incur operating losses for at least the next several years as it pursues the development and commercialization of its product candidates.

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

Shares used in calculating basic and diluted net loss per common share exclude the following potential common shares as their effect is antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Antidilutive options to purchase common stock	10,024	7,772	9,328	7,629
Antidilutive warrants to purchase common stock	1,966	1,966	1,966	1,966

	11,990	9,738	11,294	9,595

3. Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair value of each stock option and purchase right, including the effect of estimated forfeitures, is then expensed over the requisite service period, which is generally the vesting period. The Company recognized stock-based compensation expense of $7.5 million and $22.0 million during the three and six months ended June 30, 2015, respectively, and $4.3 million and $7.5 million during the three and six months ended June 30, 2014, respectively. During the first quarter of 2015, the Company entered into a transition agreement with Uli Hacksell, Ph.D., the Company’s former Chief Executive Officer, in connection with his retirement from the Company in March 2015. Stock-based compensation expense for the first quarter of 2015 included a one-time $9.0 million charge representing the fair value of the outstanding options expected to vest over the term of the transition agreement as valued on the retirement date. As of June 30, 2015, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $86.2 million, which is expected to be recognized over a weighted-average period of 3.1 years.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued research and development services	$7,585	$7,814
Accrued compensation and benefits	3,528	4,167
Accrued consulting and professional fees	3,666	1,497
Other	1,683	340

	$16,462	$13,818

5. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government sponsored enterprise securities	$164,891	$13	$(10)	$164,894
Corporate debt securities	12,672	—	(1)	12,671

	$177,563	$13	$(11)	$177,565

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$2,748	$2	$—	$2,750
Government sponsored enterprise securities	97,237	8	(10)	97,235
Corporate debt securities	137,682	3	(37)	137,648
Commercial paper	22,980	19	—	22,999

	$260,647	$32	$(47)	$260,632

At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at June 30, 2015 and December 31, 2014. As of June 30, 2015 and December 31, 2014, all of the Company’s available-for-sale investment securities had contractual maturity dates of less than one year.

6. Fair Value Measurements

As of June 30, 2015, the Company held $270.5 million of cash equivalents and available-for-sale investment securities consisting of a money market fund and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2015 and December 31, 2014, respectively.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$92,977	$92,977	$—	$—
Government sponsored enterprise securities	164,894	—	164,894	—
Corporate debt securities	12,671	—	12,671	—

	$270,542	$92,977	$177,565	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$48,423	$48,423	$—	$—
U.S. Treasury notes	2,750	2,750	—	—
Government sponsored enterprise securities	110,235	—	110,235	—
Corporate debt securities	137,648	—	137,648	—
Commercial paper	22,999	—	22,999	—

	$322,055	$51,173	$270,882	$—

7. Stockholders’ Equity

Authorized Shares

In June 2015, following approval by the Company’s stockholders, the Company filed a Certificate of Amendment of its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the number of authorized shares of common stock of the Company from 150,000,000 to 225,000,000.

Equity Incentive Plan

In June 2015, the Company’s stockholders approved an amendment to its 2010 Equity Incentive Plan, as amended, to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,000,000 shares.

Public Offering

In March 2014, the Company raised net proceeds of $196.8 million from the sale of 7,360,000 shares of its common stock in a public offering, including 960,000 shares sold pursuant to the exercise in full of the underwriters’ over-allotment option.

8. Commitments and Contingencies

External Services

The Company has entered into agreements with contract research organizations and other external service providers primarily for services in connection with the development and planned commercialization of its product candidates. The Company was contractually obligated for up to approximately $29.7 million of future services under these agreements as of June 30, 2015. The nature of the work being conducted under the Company’s agreements with external service providers is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

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

Legal Proceedings

In March 2015, following the Company’s announcement of the update to the timing of its planned New Drug Application (“NDA”) submission to the FDA for NUPLAZID for the treatment of Parkinson’s disease psychosis and the subsequent decline of the price of its common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against the Company and certain of its current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of the Company’s planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of its common stock. The complaints seek unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appoints a lead plaintiff and assigns lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. The Court has not yet issued an order on consolidation and lead plaintiff. The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

9. Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to accounting for fees paid in a cloud computing arrangement. This accounting update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company adopted this guidance in the first quarter of fiscal 2015 with no significant impact to its consolidated financial statements.

In May 2014, the FASB issued authoritative accounting guidance related to revenue from contracts with customers. This guidance is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The original guidance was effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB agreed to delay the effective date by one year, with early adoption permitted, but not before the original effective date of the standard. In accordance with the agreed upon delay, the Company will adopt this guidance on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its consolidated financial statements.

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

We believe that pimavanserin also has the potential to address other neurological and psychiatric disorders, including Alzheimer’s disease psychosis and schizophrenia. We are currently conducting a Phase II trial to examine the efficacy and safety of pimavanserin as a treatment for patients with Alzheimer’s disease psychosis and expect to complete enrollment of this study in the first half of 2016. We have completed a successful Phase II trial with pimavanserin as a co-therapy for schizophrenia and we next plan to evaluate the use of pimavanserin as a stand-alone maintenance therapy between acute psychotic episodes in a Phase II schizophrenia study.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of June 30, 2015, we had an accumulated deficit of $577.9 million. We expect to continue to incur operating losses for at least the next several years as we pursue the development and commercialization of our product opportunities.

Our active pharmaceutical ingredient, or API, for our NUPLAZID (pimavanserin) program has been manufactured in Switzerland for over 10 years and we anticipate continuing to manufacture our API in Switzerland as we transition to a commercial organization. During the first half of 2015, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to ACADIA Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary. ACADIA Pharmaceuticals GmbH will manage the worldwide supply chain of pimavanserin API. We believe the establishment of ACADIA Pharmaceuticals GmbH, as well as the licensing of worldwide intellectual property rights for pimavanserin, will allow us to build a platform for long-term operational and financial efficiencies.

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

Revenues

We have not generated any revenues from product sales to date. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. As of June 30, 2015, we had received an aggregate of $115.8 million in payments under these agreements, including upfront payments, research funding, milestone payments, and reimbursed development expenses. Until such time as we may complete development of, receive regulatory approval for, and generate product sales from pimavanserin or other products, we expect our revenues to be derived primarily from payments under our current agreements with Allergan and potential additional collaborations, as well as grant funding.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the clinical development of our product candidates. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Costs of external service providers:
NUPLAZID (pimavanserin)	$10,614	$10,258	$20,126	$18,353
Other programs	216	87	371	192

Subtotal	10,830	10,345	20,497	18,545
Internal costs	4,710	2,365	8,976	4,827
Stock-based compensation	2,839	1,089	5,201	2,095

Total research and development	$18,379	$13,799	$34,674	$25,467

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

We expect our research and development expenses to increase and continue to be substantial as we pursue the development of pimavanserin, including the remaining preparations that are needed to support the planned submission of the NDA for NUPLAZID for Parkinson’s disease psychosis in the second half of 2015 and FDA review of the NDA, our ongoing open-label safety extension study, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2014. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

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

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenues

Revenues decreased to $1,000 for the three months ended June 30, 2015 from $28,000 for the three months ended June 30, 2014, primarily due to the completion of activities under certain research grants.

Research and Development Expenses

Research and development expenses increased to $18.4 million for the three months ended June 30, 2015, including $2.8 million in stock-based compensation expense, from $13.8 million for the three months ended June 30, 2014, including $1.1 million in stock-based compensation expense. This increase was primarily due to an increase of $4.1 million in personnel and related costs and stock-based compensation expense associated with our expanded research and development organization. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including remaining preparations that are needed to support the submission and FDA review of our planned NDA for NUPLAZID, our ongoing open-label safety extension study, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia, as well as the development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $21.1 million for the three months ended June 30, 2015, including $4.7 million in stock-based compensation expense, from $8.0 million for the three months ended June 30, 2014, including $3.2 million in stock-based compensation expense. This increase was due to increases in personnel and related costs of $7.9 million and increases in external services costs of $5.2 million, all largely related to our commercial preparations for the planned launch of NUPLAZID. We anticipate that these general and administrative expenses will increase in future periods to support our planned development and commercial activities for NUPLAZID.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenues

Revenues decreased to $5,000 for the six months ended June 30, 2015 from $58,000 for the six months ended June 30, 2014, primarily due to the completion of activities under certain research grants.

Research and Development Expenses

Research and development expenses increased to $34.7 million for the six months ended June 30, 2015, including $5.2 million in stock-based compensation expense, from $25.5 million for the six months ended June 30, 2014, including $2.1 million in stock-based compensation expense. This increase was primarily due to an increase of $7.2 million in personnel and related costs and stock-based compensation expense associated with our expanded research and development organization, as well as an increase in external services costs of $2.0 million, largely attributable to increased third-party costs related to ongoing work to complete the preparation of manufacturing quality systems to support commercial manufacturing and supply of NUPLAZID. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including remaining preparations that are needed to support the submission and FDA review of our planned NDA for NUPLAZID, our ongoing open-label safety extension study, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including schizophrenia, as well as the development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $45.4 million for the six months ended June 30, 2015, including $16.8 million in stock-based compensation expense, from $14.3 million for the six months ended June 30, 2014, including $5.4 million in stock-based compensation expense. This increase was due to increases in personnel and related costs of $22.2 million and increases in external services costs of $8.9 million. Contributing to the increase in personnel costs was $9.6 million in expense incurred in connection with the transition agreement we entered into with our former Chief Executive Officer upon his retirement in March 2015. Included in this compensation expense of $9.6 million was $9.0 million in stock-based compensation expense representing the fair value of the outstanding options expected to vest over the term of the transition agreement as valued on his retirement date. Excluding the expense incurred in connection with the transition agreement with our former Chief Executive Officer, the increases in personnel costs and external services costs were largely related to our commercial preparations for the planned launch of NUPLAZID. We anticipate that these general and administrative expenses will increase in future periods to support our planned development and commercial activities for NUPLAZID.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. As of June 30, 2015, we had received $759.3 million in net proceeds from the issuance of our equity securities, including $6.9 million in debt that we had retired through the issuance of our common stock, $115.8 million in payments from collaboration agreements, $23.6 million in interest income, and $22.4 million in debt financing.

At June 30, 2015, we had $270.8 million in cash, cash equivalents, and investment securities compared to $322.5 million at December 31, 2014. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our planned commercial activities for NUPLAZID and our ongoing and planned development activities for pimavanserin for other indications. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations at least into the second half of 2016.

We may require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, planned commercialization activities for NUPLAZID, and other research and development programs;

•	the costs of preparing applications for regulatory approvals for NUPLAZID and other product candidates, as well as the costs required to support review of such applications;

•	the costs of establishing, or contracting for, sales and marketing capabilities for NUPLAZID or other product candidates;

•	our ability to obtain regulatory approval for, and generate product sales from, NUPLAZID or other product candidates;

•	the costs of acquiring additional product candidates or research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the ability of our collaborators and us to reach the milestones and other events or developments triggering payments under our collaboration or license agreements, or our collaborators’ ability to make payments under these agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights; and

•	the costs of securing manufacturing arrangements for clinical or commercial production of NUPLAZID or other product candidates.

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

We have invested a substantial portion of our available cash in a money market fund and high quality, marketable debt instruments of corporations, financial institutions and government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruptions in the credit markets that have occurred in the past. However, if there are future disruptions in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected.

Net cash used in operating activities increased to $55.2 million for the six months ended June 30, 2015 from $31.1 million for the six months ended June 30, 2014. This increase of $24.1 million was primarily due to an increase in our net loss of $40.4 million, offset by an increase of $14.5 million in non-cash, stock-based compensation expense. This increase in stock-based compensation expense was primarily driven by the $9.0 million charge related to the retirement of our former Chief Executive Officer in March 2015.

Net cash provided by investing activities totaled $82.5 million for the six months ended June 30, 2015 compared to net cash used in investing activities of $166.6 million for the six months ended June 30, 2014. The increase in net cash provided by investing activities for the six months ended June 30, 2015 relative to the comparable period of 2014 was primarily due to the timing of maturities and purchases of investment securities.

Net cash provided by financing activities decreased to $4.0 million for the six months ended June 30, 2015 compared to $199.8 million for the six months ended June 30, 2014. This decrease in net cash provided by financing activities for the six months ended June 30, 2015 was primarily attributable to the March 2014 public offering that contributed $196.8 million in net proceeds.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2015 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$6,373	$2,242	$4,131	$—	$—

We have also entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the development and planned commercialization of our product candidates. We were contractually obligated for up to approximately $29.7 million of future services under these agreements as of June 30, 2015. The nature of the work being conducted under our agreements with external service providers is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2015. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

In March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PDP and the subsequent decline of the price of our common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against us and certain of our current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The complaints seek unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appoints a lead plaintiff and assigns lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. The Court has not yet issued an order on consolidation and lead plaintiff. We plan to vigorously defend against the claims advanced.

ITEM 1A.	RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in or contain changes to the similarly titled risk factors included in Item 1A to our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

In April 2013, we announced that the FDA had agreed that the data from our -020 Study, together with supportive data from our other studies with NUPLAZID, are sufficient to support the filing of a New Drug Application, or NDA, for the treatment of Parkinson’s disease psychosis, or PDP. We are currently completing preparations to support submission and FDA review of the NDA, and plan to submit the NDA to the FDA in the second half of 2015. While the FDA has agreed to review an NDA for NUPLAZID on the basis of our positive pivotal -020 Study data, along with supportive efficacy and safety data from other NUPLAZID studies, the NDA will be subject to FDA review to determine whether the entire filing package is adequate to support approval of NUPLAZID for PDP. Notwithstanding the guidance that we received in April 2013, the FDA retains complete discretion in deciding whether to file an NDA for NUPLAZID and there are many components to an NDA submission beyond the efficacy and safety data reviewed by the FDA in 2013. For example, in addition to reviewing the safety and efficacy data for NUPLAZID, the FDA will review our internal systems and processes, as well as those of our vendors, related to our development of NUPLAZID, including those pertaining to our clinical trials and manufacturing processes. Further, in March 2015, we announced an update to the timing of our planned submission of our NDA for NUPLAZID to the second half of 2015, based on additional time required to complete the preparation of manufacturing quality systems to support commercial manufacturing and supply of NUPLAZID, in order to support the FDA’s review of the NDA. Even if our NDA submission for NUPLAZID is accepted for filing, the FDA retains complete discretion in deciding whether or not to approve an NDA and there is no guarantee that NUPLAZID will be approved for the treatment of PDP or any other indication. Additionally, the FDA may convene an advisory committee of independent experts, including clinicians and other scientific experts, to review, evaluate and provide recommendations as to whether the NDA for NUPLAZID should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA may choose not to approve our NDA for NUPLAZID for any of a variety of reasons, including a decision related to the safety or efficacy data for NUPLAZID or for any other issues that they may identify related to our development of NUPLAZID for the treatment of PDP.

Thus, significant uncertainty remains regarding the regulatory approval process for NUPLAZID.

Even if the FDA grants an approval for NUPLAZID for the treatment of PDP, the terms of the approval may limit its commercial potential. Additionally, even after receipt of FDA approval, NUPLAZID would be subject to substantial, ongoing regulatory requirements.*

The FDA has complete discretion over the approval of NUPLAZID for the treatment of PDP. If it grants approval, the scope of the approval may limit our ability to commercialize NUPLAZID, and in turn, limit our ability to generate substantial sales revenues. For example, the FDA may not approve the labeling claims for NUPLAZID that we believe are necessary or desirable for successful commercialization as a treatment for PDP, or may grant approval contingent on the performance of costly post-approval clinical trials or subject to warnings or contraindications. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for NUPLAZID will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing processes, good clinical practices, international conference on harmonization regulations and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our clinical development and for any clinical trials that we conduct post-approval. The FDA may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution. These actions could result from, among other things, safety concerns, including unexpected side effects or drug-drug interaction problems, or concerns over misuse or abuse of the product. If any of these actions were to occur following approval, we may have to discontinue the commercialization of NUPLAZID, limit our sales and marketing efforts, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize NUPLAZID will be harmed.*

If approved, NUPLAZID will be a newly-marketed drug and, therefore, none of the members of our sales force will have ever promoted NUPLAZID prior to its launch. As a result, we will be required to expend significant time and resources to train our sales force to be credible and persuasive in marketing NUPLAZID for the treatment of PDP to neurologists, select psychiatrists, pharmacists and long-term care facilities. In addition, we must train our sales force to ensure that a consistent and appropriate message about NUPLAZID is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NUPLAZID and its proper administration, our efforts to successfully commercialize NUPLAZID could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of any approved products to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

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

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label or for uses that differ from those approved by other applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. If we begin marketing NUPLAZID, or any other product, we intend to comply with the FDA and other regulatory agencies with respect to our promotion of our products, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the Food, Drug and Cosmetic Act, the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2015, we had an accumulated deficit of approximately $577.9 million. We expect to incur net losses over the next few years as we advance our programs and incur significant development and commercialization costs.

We have not received any revenues from the commercialization of our product candidates. We plan to submit our NDA for NUPLAZID for the treatment of PDP in the second half of 2015. The regulatory approval process is time consuming and uncertain and there is no guarantee that our planned NDA submission for NUPLAZID will be accepted for filing or, if accepted, approved for marketing. Even if our NDA for NUPLAZID is approved, we would still expect to incur significant expenses and net losses for at least the next few years as we begin our first ever commercialization efforts and pursue the development and commercialization of NUPLAZID and other product candidates. Substantially all of our revenues for the six months ended June 30, 2015 were from reimbursement of patent costs under our agreements with third parties. The research term of our 2003 collaboration with Allergan concluded in March 2013 and we no longer recognize revenues from this collaboration. Thus, any significant payments from Allergan pursuant to our continuing collaborations are dependent upon the advancement of an applicable product candidate. Until such time as we may gain regulatory approval for, and generate revenues from, product sales, we anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize NUPLAZID or any of our other product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $270.8 million at June 30, 2015. While we believe that our existing cash resources will be sufficient to fund our cash requirements at least into the second half of 2016, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, planned commercialization activities for NUPLAZID, and other research and development programs;

•	the costs of preparing applications for regulatory approvals for NUPLAZID and other product candidates, as well as the costs required to support review of such applications;

•	the costs of establishing, or contracting for, sales and marketing capabilities for NUPLAZID or other product candidates;

•	our ability to obtain regulatory approval for, and generate product sales from, NUPLAZID or other product candidates;

•	the costs of acquiring additional product candidates or research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the ability of our collaborators and us to reach the milestones and other events or developments triggering payments under our collaboration or license agreements, or our collaborators’ ability to make payments under these agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of NUPLAZID or other product candidates; and

•	the costs associated with litigation, including the costs incurred in defending against claims made in the two putative class action complaints filed in March 2015 following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID and the subsequent decline of the price of our common stock.

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

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from our successful pivotal -020 Phase III trial with NUPLAZID for the treatment of PDP. Following our April 2013 meeting with the FDA, we conducted customary supportive studies, such as drug-drug interaction studies and Chemistry, Manufacturing and Control, or CMC, development that are needed prior to filing an NDA. Even though we successfully completed the -020 Study, those results are not predictive of results of the supportive studies and CMC development needed for FDA review of an NDA submission or of any post-approval studies that we may undertake. We believe that pimavanserin also may have utility in indications other than PDP, such as Alzheimer’s disease psychosis, or ADP, and schizophrenia. However, prior to the first efficacy study that we commenced in late 2013, we had never tested pimavanserin in clinical studies for ADP and we have only conducted a Phase II trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study or that we will be successful at all in future studies for additional indications or that future results of studies of NUPLAZID for the treatment of PDP will be consistent with those from the -020 Study.

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

We currently depend, and will in the future continue to depend, on third parties to manufacture NUPLAZID and our other product candidates. If these manufacturers fail to provide us and our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID or our other product candidates.*

We have no manufacturing facilities and only limited experience as an organization in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our product candidates, including NUPLAZID, for clinical trials. If any of our product candidates, including NUPLAZID, are approved by the FDA or other regulatory agencies for commercial sale, we will need to contract with a third party to manufacture them in larger quantities.

In August 2015, we contracted with Patheon Pharmaceuticals Inc., or Patheon, to manufacture NUPLAZID drug product for commercial use in the United States following any commercial launch of NUPLAZID, if approved by the FDA. However, while we have entered into an agreement with Patheon to manufacture NUPLAZID drug product, we have not yet entered into a long-term agreement with our current third-party manufacturer of active pharmaceutical ingredient, or API, to be used in the manufacture of NUPLAZID drug product, nor have we entered into any agreements with any alternate suppliers for NUPLAZID drug product or NUPLAZID API. Although we intend to enter into a long-term agreement for the commercial manufacture of NUPLAZID API prior to any commercial launch of NUPLAZID, if approved by the FDA, in order to ensure that we maintain adequate supplies of commercial drug product, we may be unable to enter into such an agreement or do so on commercially reasonable terms, which could delay a product launch or subject our commercialization efforts to significant supply risk. Even if we are able to enter into other long-term agreements with manufacturers for commercial supply on reasonable terms, we may be unable to do so with sufficient time prior to launch of NUPLAZID, which would expose us to substantial supply risk and potentially jeopardize our launch.

The manufacturers of our product candidates, including Patheon and any manufacturer we contract for the production of NUPLAZID API, are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs, and we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we request regulatory approval from the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, including NUPLAZID, or the ultimate launch of NUPLAZID or any other products based on our product candidates. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

Even though we entered into an agreement with Patheon for the manufacture of NUPLAZID drug product for commercial use, and even if we successfully enter into long-term agreements with other manufacturers, including any manufacturer of NUPLAZID API, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. Presently, we only have one supplier of API and one supplier of drug product for our NUPLAZID (pimavanserin) program. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market NUPLAZID or any of our other product candidates. While we believe that there will be alternative sources available to manufacture our product candidates, including NUPLAZID, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

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

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of June 30, 2015, we employed 136 employees. As we advance our program towards submitting an NDA for NUPLAZID for the treatment of PDP, we already have added several capabilities. However, we will need to add qualified personnel and resources if the NDA for NUPLAZID is approved for marketing and we establish a commercial sales force. Our current infrastructure will be inadequate to support these future efforts and expected growth. In particular, we will have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop, including NUPLAZID. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

Future changes to U.S. and non-U.S. tax laws could materially adversely affect us.*

During the first half of 2015, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to ACADIA Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary. Our goals for the establishment of ACADIA Pharmaceuticals GmbH, and the licensing of worldwide intellectual property rights for pimavanserin, include building a platform for long-term operational and financial efficiencies, including tax-related efficiencies. Future changes in U.S. and non-U.S. tax laws, including implementation of international tax reform relating to the tax treatment of multinational corporations, if enacted, may reduce or eliminate any potential financial efficiencies that we hope to achieve by establishing this operational structure. Additionally, taxing authorities, such as the U.S. Internal Revenue Service, may audit and otherwise challenge these types of arrangements, and have done so with other companies in the pharmaceutical industry. If any such changes in tax law are enacted, or our licensing of worldwide intellectual property rights for pimavanserin to our Swiss subsidiary is otherwise challenged, this could materially adversely affect our business.

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

ITEM 5.	OTHER INFORMATION

On August 3, 2015, we entered into a master manufacturing services agreement and product agreement, collectively referred to as the manufacturing agreement, with Patheon Pharmaceuticals Inc., or Patheon. Under the manufacturing agreement, Patheon has agreed to manufacture and supply NUPLAZID™ (pimavanserin) drug product for our commercial use in the United States, and we have agreed to purchase from Patheon a specified percentage of our commercial requirements of NUPLAZID for the United States. Patheon will manufacture NUPLAZID using active pharmaceutical ingredient supplied by another third-party manufacturer.

The term of the manufacturing agreement extends through December 31, 2020 and will automatically renew for subsequent two year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated early pursuant to its terms.

Each party may terminate the manufacturing agreement prior to expiration upon the uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or in the event of a continuing force majeure event affecting the other party. The manufacturing agreement will also terminate if we provide notice to Patheon that we no longer require manufacturing services because NUPLAZID has been discontinued. Additionally, we may terminate the manufacturing agreement, subject to certain limitations, if any regulatory authority takes any action or raises any objection that prevents us from commercializing NUPLAZID or takes an enforcement action against Patheon’s manufacturing site that relates to NUPLAZID or could reasonably be expected to adversely affect Patheon’s ability to supply NUPLAZID, if we determine to discontinue development or commercialization of NUPLAZID for safety or efficacy reasons, or if Patheon uses any debarred person in performing its service obligations under the manufacturing agreement. We also may terminate the manufacturing agreement for any other reason on three years’ prior notice to Patheon. Additionally, Patheon may terminate the manufacturing agreement if we assign the manufacturing agreement or any of our rights under the manufacturing agreement to a Patheon competitor.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the manufacturing agreement, which will be attached as an exhibit to a subsequent filing with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended.

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on June 19, 2015).

31.1	Certification of Stephen R. Davis, Interim Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen R. Davis, Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 6, 2015, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[a]	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: August 6, 2015	By:	/s/ Stephen R. Davis
Stephen R. Davis

Interim Chief Executive Officer, Executive Vice President, Chief Financial Officer and Chief Business Officer

(on behalf of the registrant and as the registrant’s Principal Executive, Financial and Accounting Officer)