Form 10-Q
period 2015-09-30
ACADIA PHARMACEUTICALS INC
filed 2015-11-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 30, 2015:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	100,911,625

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2015	December 31, 2014 (1)
Assets
Cash and cash equivalents	$70,799	$61,854
Investment securities, available-for-sale	169,892	260,632
Interest and other receivables	206	964
Prepaid expenses and other current assets	1,950	1,168

Total current assets	242,847	324,618
Property and equipment, net	2,068	553
Other assets	405	287

Total assets	$245,320	$325,458

Liabilities and stockholders’ equity
Accounts payable	$2,204	$2,016
Accrued liabilities	15,531	13,818

Total current liabilities	17,735	15,834

Long-term liabilities	239	135

Total liabilities	17,974	15,969

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 225,000,000 shares and 150,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 100,896,200 shares and 100,047,331 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	844,093	807,631
Accumulated deficit	(616,802)	(498,143)
Accumulated other comprehensive income (loss)	45	(9)

Total stockholders’ equity	227,346	309,489

Total liabilities and stockholders’ equity	$245,320	$325,458

(1)	The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Collaborative revenues	$39	$15	$44	$72

Operating expenses
Research and development (includes stock-based compensation expense of $3,938, $1,358, $9,139, and $3,452, respectively)	18,729	16,952	53,403	42,420
General and administrative (includes stock-based compensation expense of $5,327, $2,544, $22,153, and $7,942, respectively)	20,308	8,057	65,688	22,328

Total operating expenses	39,037	25,009	119,091	64,748

Loss from operations	(38,998)	(24,994)	(119,047)	(64,676)
Interest income, net	92	208	388	567

Net loss	$(38,906)	$(24,786)	$(118,659)	$(64,109)

Net loss per common share, basic and diluted	$(0.39)	$(0.25)	$(1.18)	$(0.66)

Weighted average common shares outstanding, basic and diluted	100,756	99,497	100,436	97,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(38,906)	$(24,786)	$(118,659)	$(64,109)

Other comprehensive loss:
Unrealized gain (loss) on investment securities	34	(17)	51	29
Foreign currency translation adjustments	—	—	3	—

Comprehensive loss	$(38,872)	$(24,803)	$(118,605)	$(64,080)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(118,659)	$(64,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	31,292	11,394
Amortization of premiums and accretion of discounts on investment securities, available for sale	(1,902)	345
Depreciation	519	145
Changes in operating assets and liabilities:
Interest and other receivables	758	(389)
Prepaid expenses and other current assets	(782)	(307)
Other assets	(118)	1
Accounts payable	144	738
Accrued liabilities	1,571	3,576
Deferred revenue	—	(40)
Long-term liabilities	104	13

Net cash used in operating activities	(87,073)	(48,633)

Cash flows from investing activities
Purchases of investment securities	(215,926)	(307,211)
Maturities of investment securities	308,619	179,548
Purchases of property and equipment	(1,848)	(86)

Net cash provided by (used in) investing activities	90,845	(127,749)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	5,170	201,044

Net cash provided by financing activities	5,170	201,044

Effect of exchange rate changes on cash	3	—

Net increase in cash and cash equivalents	8,945	24,662
Cash and cash equivalents
Beginning of period	61,854	11,707

End of period	$70,799	$36,369

Supplemental schedule of noncash investing activities
Property and equipment purchases in accounts payable and accrued liabilities	$186	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The Company has incurred substantial operating losses since its inception due in large part to expenditures for its research and development activities. As of September 30, 2015, the Company had an accumulated deficit of $616.8 million. The Company expects to continue to incur operating losses for at least the next few years as it advances its programs and incurs significant development and commercialization costs.

The Company may require significant additional financing in the future to fund its operations. Future capital requirements will depend on many factors, including the progress in, the outcome of and the costs of the Company’s development, regulatory and potential commercialization activities, including the ability of the Company to obtain regulatory approval for its products, costs associated with establishing necessary sales and marketing capabilities, the amount of product sales, if any, the scope, prioritization and number of its research and development programs, the ability of its collaborators and the Company to reach milestones and other events or developments under its collaboration and license agreements, and the ability of the Company to enter into new, and to maintain existing, collaboration and license agreements. Unless and until the Company can generate significant cash from operations, it expects to fund its operations through its existing cash, cash equivalents and investment securities, payments from existing and potential future collaborations, proceeds from public or private sales of its equity securities, debt financing, grant funding, or by licensing all or a portion of its product candidates or technology. The Company cannot be certain that adequate additional funding will be available on acceptable terms, or at all. Conditions in the financial markets and other factors could have a material adverse effect on the Company’s ability to access sufficient funding on acceptable terms, or at all. If the Company needs but cannot raise adequate additional capital, it will be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or its commercialization efforts. In such circumstances, the Company may also be required to relinquish greater, or even all, rights to product candidates at earlier stages of development or commercialization or on less favorable terms than it would otherwise choose.

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

Shares used in calculating basic and diluted net loss per common share exclude the following potential common shares as their effect is antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Antidilutive options to purchase common stock	10,386	7,787	9,638	7,733
Antidilutive warrants to purchase common stock	1,966	1,966	1,966	1,966

	12,352	9,753	11,604	9,699

3. Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair value of each stock option and purchase right, including the effect of estimated forfeitures, is then expensed over the requisite service period, which is generally the vesting period. During the first quarter of 2015, the Company entered into a transition agreement with Uli Hacksell, Ph.D., the Company’s former Chief Executive Officer, in connection with his retirement from the Company in March 2015. Stock-based compensation expense for the first quarter of 2015 included a one-time $9.0 million charge representing the fair value of the outstanding options expected to vest over the term of the transition agreement as valued on the retirement date. As of September 30, 2015, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $96.9 million, which is expected to be recognized over a weighted-average period of 3.0 years.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued research and development services	$5,877	$7,814
Accrued compensation and benefits	4,984	4,167
Accrued consulting and professional fees	3,364	1,497
Other	1,306	340

	$15,531	$13,818

5. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$8,999	$5	$—	$9,004
Government sponsored enterprise securities	160,857	31	—	160,888

	$169,856	$36	$—	$169,892

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$2,748	$2	$—	$2,750
Government sponsored enterprise securities	97,237	8	(10)	97,235
Corporate debt securities	137,682	3	(37)	137,648
Commercial paper	22,980	19	—	22,999

	$260,647	$32	$(47)	$260,632

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at December 31, 2014. As of September 30, 2015 and December 31, 2014, all of the Company’s available-for-sale investment securities had contractual maturity dates of less than one year.

6. Fair Value Measurements

As of September 30, 2015, the Company held $240.2 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2015 and December 31, 2014, respectively.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$48,024	$48,024	$—	$—
U.S. Treasury notes	9,004	9,004	—	—
Government sponsored enterprise securities	183,187	—	183,187	—

	$240,215	$57,028	$183,187	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$48,423	$48,423	$—	$—
U.S. Treasury notes	2,750	2,750	—	—
Government sponsored enterprise securities	110,235	—	110,235	—
Corporate debt securities	137,648	—	137,648	—
Commercial paper	22,999	—	22,999	—

	$322,055	$51,173	$270,882	$—

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

8. Commitments and Contingencies

External Services

The Company has entered into agreements with contract research organizations and other external service providers primarily for services in connection with the development and planned commercialization of its product candidates. The Company was contractually obligated for up to approximately $30.4 million of future services under these agreements as of September 30, 2015. The nature of the work being conducted under the Company’s agreements with external service providers is such that, in most cases, the services may be stopped with short notice. In such event, the Company would not be liable for the full amount of the contract. The Company’s actual contractual obligations may vary depending upon several factors, including the progress and results of the underlying studies.

Contingent Regulatory Milestone Payments

In connection with the Company’s 2006 license agreement with the Ipsen Group, pursuant to which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID™ (pimavanserin), the Company may be obligated in future periods to make certain regulatory milestone payments. These milestone payments are contingent on the achievement of certain regulatory events. These one-time payments include $2.5 million payable upon the successful filing of the first regulatory application with the U.S. Food and Drug Administration (“FDA”) and $8.0 million payable upon obtaining the first regulatory approval from the FDA. If NUPLAZID is approved, then the Company would make royalty payments to Ipsen of up to two percent on net product sales, if any.

Legal Proceedings

In March 2015, following the Company’s announcement of the update to the timing of its planned New Drug Application (“NDA”) submission to the FDA for NUPLAZID for the treatment of Parkinson’s disease psychosis and the subsequent decline of the price of its common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against the Company and certain of its current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of the Company’s planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of its common stock. The complaints seek unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appoints a lead plaintiff and assigns lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the actions and naming the lead plaintiff. The lead plaintiff must file a consolidated complaint on or before November 16, 2015. The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

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

10. Subsequent Event

In November 2015, the Company announced its NDA for NUPLAZID was accepted for review by the FDA and classified as a Priority Review filing. As discussed in Note 8, Commitments and Contingencies, the FDA’s acceptance of the filing for review triggered a $2.5 million milestone which is payable to the Ipsen Group in the fourth quarter of 2015.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative small molecule drugs that address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug candidate, NUPLAZIDTM (pimavanserin), for which we have reported positive Phase III pivotal trial results in Parkinson’s disease psychosis, or PDP, and which has the potential to be the first drug approved in the United States for this disorder. In September 2015, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for NUPLAZID for the treatment of psychosis associated with Parkinson’s disease, which was accepted for priority review by the FDA on October 30, 2015 with a Prescription Drug User Fee Act, or PDUFA, goal date of May 1, 2016. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID has demonstrated significant efficacy in Parkinson’s disease psychosis in our Phase III pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved for use in PDP patients. We hold worldwide commercialization rights to pimavanserin.

In September 2014, we announced that the FDA granted Breakthrough Therapy designation for NUPLAZID for the treatment of Parkinson’s disease psychosis. The Breakthrough Therapy designation was created by the FDA to expedite the development and review of drugs that are intended to treat serious or life-threatening conditions. If approved, we intend to commercialize NUPLAZID for Parkinson’s disease psychosis in the United States by establishing a specialty sales force focused primarily on physicians who are high prescribers of antipsychotics for PDP patients, including neurologists, psychiatrists and health-care professionals treating patients in the long-term care setting. We are currently preparing for the planned future launch of NUPLAZID and plan to hire a commercial sales force to coincide approximately with a NUPLAZID approval, if any. In addition to building our commercial capabilities, we are expanding our existing infrastructure to support the planned launch and commercialization of NUPLAZID, including adding to our commercial level manufacturing, medical affairs, quality control, and compliance capabilities.

We believe that pimavanserin also has the potential to address important unmet medical needs in neurological and psychiatric disorders beyond PDP and we plan to continue to study the use of pimavanserin in multiple disease states. We believe Alzheimer’s disease represents one of our most important opportunities for further exploration. We are currently conducting a Phase II study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or ADP, a disorder for which no drug is currently approved by the FDA, and expect to complete enrollment of this study in the first half of 2016. We believe schizophrenia also represents a disease with multiple unmet or ill-served needs and we are currently evaluating the most attractive development opportunities there. We have successfully completed a Phase II study of pimavanserin in the treatment of schizophrenia where we observed significant anti-psychotic effects when pimavanserin was co-administered with a low dose of risperidone, a generic drug currently approved for the treatment of schizophrenia. In the second quarter of this year we commenced a significant life cycle planning project to assess and prioritize medically important and attractive lifecycle development opportunities, including those within Alzheimer’s disease, schizophrenia and other disease states. We expect to complete this planning exercise around the end of this year.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of September 30, 2015, we had an accumulated deficit of $616.8 million. We expect to continue to incur operating losses for at least the next few years as we advance our programs and incur significant development and commercialization costs.

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

Revenues

We have not generated any revenues from product sales to date. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. In September 2015, Allergan provided notice of termination of our collaboration agreement focused on muscarinic product candidates for the treatment of glaucoma and we will not be receiving any further payments under that agreement, other than payments for a portion of patent costs incurred prior to the termination. Upon termination of this collaboration, we regained the rights to the muscarinic program. Our continuing collaboration agreement with Allergan involves the development of product candidates in the area of chronic pain. Under this continuing agreement, we are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any. We no longer receive research funding from this agreement and additional payments are dependent upon the advancement of an applicable product candidate. Our continuing collaboration agreement with Allergan in chronic pain is subject to termination upon notice by Allergan.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the clinical development of our product candidates. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Costs of external service providers:
NUPLAZID (pimavanserin)	$9,328	$12,599	$29,454	$30,952
Other programs	236	156	607	348

Subtotal	9,564	12,755	30,061	31,300
Internal costs	5,227	2,839	14,203	7,668
Stock-based compensation	3,938	1,358	9,139	3,452

Total research and development	$18,729	$16,952	$53,403	$42,420

Although our NDA for NUPLAZID has been accepted for filing by the FDA, at this time, due to the risks in the regulatory and approval processes, we are unable to estimate with any certainty the costs we will incur for the continued development of NUPLAZID for Parkinson’s disease psychosis, including work necessary to support the review of the NDA. Due to the risks inherent in clinical development, we also are unable to estimate with certainty the costs we will incur for the development of pimavanserin for other indications, including those within Alzheimer’s disease and schizophrenia. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current focus is primarily on supporting a review of the NDA by the FDA and advancing the development of pimavanserin for other indications, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements.

We expect our research and development expenses to increase and continue to be substantial as we pursue the development of pimavanserin, including supporting the FDA review of our NDA for NUPLAZID, our ongoing open-label safety extension study, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including those within schizophrenia and other Alzheimer’s disease indications. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the timing and amount of payments payable under our current license agreement, the timing and amount of payments received pursuant to our current and potential future collaborations, the progress and timing of expenditures related to our development and commercialization efforts, and the extent to which we generate revenues from product sales, if any. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended September 30, 2015 and 2014

Research and Development Expenses

Research and development expenses increased to $18.7 million for the three months ended September 30, 2015, including $3.9 million in stock-based compensation expense, from $17.0 million for the three months ended September 30, 2014, including $1.4 million in stock-based compensation expense. This increase was primarily due to an increase of $4.9 million in personnel and related costs and stock-based compensation expense associated with our expanded research and development organization, largely offset by pimavanserin manufacturing development costs incurred during the three months ended September 30, 2014 not incurred during the three months ended September 30, 2015. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including supporting the FDA review of our NDA for NUPLAZID, our ongoing open-label safety extension study, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including those within schizophrenia and Alzheimer’s disease, as well as the development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $20.3 million for the three months ended September 30, 2015, including $5.3 million in stock-based compensation expense, from $8.1 million for the three months ended September 30, 2014, including $2.5 million in stock-based compensation expense. This increase was due to increases in personnel and related costs of $7.0 million and increases in external services costs of $5.2 million, all largely related to our commercial preparations for the planned launch of NUPLAZID. We anticipate that these general and administrative expenses will increase in future periods to support our planned development and commercial activities for NUPLAZID.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Research and Development Expenses

Research and development expenses increased to $53.4 million for the nine months ended September 30, 2015, including $9.1 million in stock-based compensation expense, from $42.4 million for the nine months ended September 30, 2014, including $3.5 million in stock-based compensation expense. This increase was primarily due to an increase of $12.2 million in personnel and related costs and stock-based compensation expense associated with our expanded research and development organization. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including supporting the FDA review of our NDA for NUPLAZID, our ongoing open-label safety extension study, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including those within schizophrenia and Alzheimer’s disease, as well as the development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $65.7 million for the nine months ended September 30, 2015, including $22.2 million in stock-based compensation expense, from $22.3 million for the nine months ended September 30, 2014, including $7.9 million in stock-based compensation expense. This increase was due to increases in personnel and related costs of $29.2 million and increases in external services costs of $14.2 million. Contributing to the increase in personnel costs was $9.6 million in expense incurred in connection with the transition agreement we entered into with our former Chief Executive Officer upon his retirement in March 2015. Included in this compensation expense of $9.6 million was $9.0 million in stock-based compensation expense representing the fair value of the outstanding options expected to vest over the term of the transition agreement as valued on his retirement date. Excluding the expense incurred in connection with the transition agreement with our former Chief Executive Officer, the increases in personnel costs and external services costs were largely related to our commercial preparations for the planned launch of NUPLAZID. We anticipate that these general and administrative expenses will increase in future periods to support our planned development and commercial activities for NUPLAZID.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. At September 30, 2015, we had $240.7 million in cash, cash equivalents, and investment securities compared to $322.5 million at December 31, 2014. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our planned commercial activities for NUPLAZID and our ongoing and planned development activities for pimavanserin for other indications. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations at least into the second half of 2016.

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

We have invested a substantial portion of our available cash in a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruptions in the credit markets that have occurred in the past. However, if there are future disruptions in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected.

Net cash used in operating activities increased to $87.1 million for the nine months ended September 30, 2015 from $48.6 million for the nine months ended September 30, 2014. This increase of $38.5 million was primarily due to an increase in our net loss of $54.6 million, offset by an increase of $19.9 million in non-cash, stock-based compensation expense, together with changes in our operating assets and liabilities, including accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased $1.7 million for the nine months ended September 30, 2015 compared to an increase of $4.3 million for the nine months ended September 30, 2014. The increase in accounts payable and accrued liabilities for the nine months ended September 30, 2015 was primarily due to an increase in external service costs related to our commercial preparations for the planned launch of NUPLAZID.

Net cash provided by investing activities totaled $90.8 million for the nine months ended September 30, 2015 compared to net cash used in investing activities of $127.7 million for the nine months ended September 30, 2014. The increase in net cash provided by investing activities for the nine months ended September 30, 2015 relative to the comparable period of 2014 was primarily due to the timing of maturities and purchases of investment securities.

Net cash provided by financing activities decreased to $5.2 million for the nine months ended September 30, 2015 compared to $201.0 million for the nine months ended September 30, 2014. This decrease in net cash provided by financing activities for the nine months ended September 30, 2015 was primarily attributable to the March 2014 public offering that contributed $196.8 million in net proceeds.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2015 (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$6,546	$2,443	$4,103	$—	$—

We have also entered into agreements with contract research organizations and other external service providers for services, primarily in connection with the development and planned commercialization of our product candidates. We were contractually obligated for up to approximately $30.4 million of future services under these agreements as of September 30, 2015. The nature of the work being conducted under our agreements with external service providers is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the contract. Our actual contractual obligations will vary depending upon several factors, including the progress and results of the underlying services.

In addition, we have entered into an agreement with the Ipsen Group pursuant to which we licensed certain intellectual property rights that complement our patent portfolio for our serotonin platform, including NUPLAZID (pimavanserin). If certain conditions are met, we would be required to make future payments, including milestones, sublicensing fees, and royalties. A milestone payment obligation of $2.5 million was triggered in the fourth quarter of 2015 upon the FDA’s acceptance for filing of our NDA for NUPLAZID. A potential future milestone payment of $8.0 million would be payable upon obtaining regulatory approval from the FDA. If NUPLAZID is approved, then we would also make royalty payments to Ipsen of up to two percent on future net product sales, if any. Because the remaining milestone payment would only be payable upon obtaining regulatory approval from the FDA and it is uncertain when, or if, such event will occur, we cannot forecast with any degree of certainty when, or if, we will be required to make this payment under this agreement. Similarly, royalty payments would be contingent upon any net product sales. Accordingly, none of these amounts are included in the above table.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations, financial institutions and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our principal executive, financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2015. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

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

In March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PDP and the subsequent decline of the price of our common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against us and certain of our current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The complaints seek unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appoints a lead plaintiff and assigns lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the actions and naming the lead plaintiff. The lead plaintiff must file a consolidated complaint on or before November 16, 2015. We plan to vigorously defend against the claims advanced.

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

In April 2013, we announced that the FDA had agreed that the data from our -020 Study, together with supportive data from our other studies with NUPLAZID, are sufficient to support the filing of a New Drug Application, or NDA, for the treatment of Parkinson’s disease psychosis, or PDP. In September 2015, we submitted our NDA for NUPLAZID for the treatment of PDP to the FDA, which was accepted for priority review by the FDA on October 30, 2015 with a Prescription Drug User Fee Act, or PDUFA, goal date of May 1, 2016. While the FDA has agreed to review our NDA for NUPLAZID on the basis of our positive pivotal -020 Study data, along with supportive efficacy and safety data from other NUPLAZID studies, the NDA will be subject to the FDA’s substantive review of the entire NDA to assess whether it is adequate to support approval of NUPLAZID for PDP. Notwithstanding the guidance that we received in April 2013, the FDA retains complete discretion in deciding whether to approve an NDA for NUPLAZID and there are many components to an NDA filing beyond the efficacy and safety data provided to the FDA in 2013. For example, in addition to reviewing the safety and efficacy data for NUPLAZID, the FDA will review our internal systems and processes, as well as those of our vendors, related to our development of NUPLAZID, including those pertaining to our clinical trials and manufacturing processes. Further, we previously delayed the submission of our NDA for NUPLAZID to complete the preparation of manufacturing quality systems to support commercial manufacturing and supply of NUPLAZID, in order to support the FDA’s review of the NDA, and we cannot be certain that our additional preparation of these quality systems will be sufficient to support the review of the NDA. Even though our NDA submission was accepted for filing, the FDA retains complete discretion in deciding whether or not to approve an NDA and there is no guarantee that NUPLAZID will be approved for the treatment of PDP or any other indication. There is no guarantee that the FDA will determine that our safety and efficacy data are sufficient to support approval for NUPLAZID for PDP. In addition, the FDA may determine that our manufacturing and quality systems, or those of our third-party suppliers, or that the clinical trials conducted with NUPLAZID are not sufficient to support approval of the NDA. Additionally, the FDA may convene an advisory committee of independent experts, including clinicians and other scientific experts, to review, evaluate and provide recommendations as to whether the NDA for NUPLAZID should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA may choose not to approve our NDA for NUPLAZID for any of a variety of reasons, including a decision related to the safety or efficacy data for NUPLAZID or for any other issues that they may identify related to our development of NUPLAZID for the treatment of PDP.

Thus, significant uncertainty remains regarding the regulatory approval process for NUPLAZID.

Even if the FDA grants an approval for NUPLAZID for the treatment of PDP, the terms of the approval may limit its commercial potential. Additionally, even after receipt of FDA approval, NUPLAZID would be subject to substantial, ongoing regulatory requirements.*

The FDA has complete discretion over the approval of NUPLAZID for the treatment of PDP. If it grants approval, the scope of the approval may limit our ability to commercialize NUPLAZID and, therefore, our ability to generate substantial sales revenues. For example, the FDA may not approve the labeling claims for NUPLAZID that we believe are necessary or desirable for successful commercialization as a treatment for PDP, or may grant approval contingent on the performance of costly post-approval clinical trials or subject to warnings or contraindications. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for NUPLAZID will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing processes, good clinical practices, international conference on harmonization regulations and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our clinical development and for any clinical trials that we conduct post-approval. The FDA may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or establish risk management programs that could restrict distribution. These actions could result from, among other things, safety concerns, including unexpected side effects or drug-drug interaction problems, or concerns over misuse or abuse of the product. If any of these actions were to occur following approval, we may have to discontinue the commercialization of NUPLAZID, limit our sales and marketing efforts, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

Even if NUPLAZID is approved by the FDA for PDP, we may not be successful in its commercial launch.*

We currently have a small commercialization group but have never, as an organization, launched or commercialized a product. In connection with any potential approval by the FDA of NUPLAZID for the treatment of PDP, in addition to building a sales force, we will need to successfully coordinate the commercialization of NUPLAZID. Prior to commercialization, NUPLAZID could also be subject to review and potential scheduling by the Drug Enforcement Administration of the U.S. Department of Justice, or DEA, which could delay and adversely impact its marketing and commercialization. There are numerous examples of unsuccessful product launches and, since we have never launched a product, there is no guarantee that we will be able to do so if granted marketing approval for NUPLAZID for the treatment of PDP. If any product launch of NUPLAZID is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product could be harmed.

We currently have no sales force and have no experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing capabilities and establish our sales force or enter into agreements with third parties to distribute NUPLAZID, we may not be able to generate product revenues.

Our strategy is to build a fully-integrated biopharmaceutical company to successfully execute the commercial launch of NUPLAZID in the United States following regulatory approval. While we have established our core commercial team, we do not currently have a complete organization for the sales, marketing and distribution of NUPLAZID and, as an organization, we do not have any experience commercializing pharmaceutical products. In order to market any products that may be approved by the FDA, including NUPLAZID, we must build our sales, marketing, managerial, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenues and may not become profitable.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize NUPLAZID will be harmed.*

If approved, NUPLAZID will be a newly-marketed drug and, therefore, none of the members of our sales force will have ever promoted NUPLAZID prior to its launch. As a result, we will be required to expend significant time and resources to train our sales force to be credible and persuasive in marketing NUPLAZID for the treatment of PDP to neurologists, select psychiatrists, and pharmacists and physicians in long-term care facilities. In addition, we must train our sales force to ensure that a consistent and appropriate message about NUPLAZID is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NUPLAZID and its proper administration, our efforts to successfully commercialize NUPLAZID could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

If a product does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide patient benefit, that product will not achieve market acceptance and we will not generate sufficient revenues to achieve or maintain profitability.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Although we do not currently have any products on the market, if we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs and constrain the business or financial arrangements with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•	the U.S. federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which impose criminal and civil penalties, through civil whistleblower or qui tam actions, on individuals or entities for, among other things, knowingly presenting, or causing to be presented to the U.S. federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, and as amended again by the Final HIPAA Omnibus Rule, Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information;

•	the U.S. Federal Food, Drug and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•	the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to certain payments and other transfers of value made to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•	analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payors directly and our customers make the ultimate decision on how to submit claims, from time-to-time, after approval of our product candidates, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

If we receive marketing approval from the FDA for NUPLAZID for the treatment of PDP, we could face liability if a regulatory authority determines that we are promoting the product for “off-label” uses.*

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. If we begin marketing NUPLAZID, or any other product, we intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of our products, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2015, we had an accumulated deficit of approximately $616.8 million. We expect to incur net losses over the next few years as we advance our programs and incur significant development and commercialization costs.

We have not received any revenues from the commercialization of our product candidates. In September 2015, we submitted our NDA for NUPLAZID for the treatment of PDP to the FDA, which was accepted for priority review by the FDA on October 30, 2015 with a PDUFA goal date of May 1, 2016. The regulatory approval process is time consuming and uncertain and there is no guarantee that our NDA for NUPLAZID will be approved for marketing. Even if our NDA for NUPLAZID is approved, we would still expect to incur significant expenses and net losses for at least the next few years as we begin our first ever commercialization efforts and pursue the development and commercialization of NUPLAZID and other product candidates. Substantially all of our revenues for the nine months ended September 30, 2015 were from reimbursement of patent costs under our agreements with third parties. The research term of our 2003 research collaboration with Allergan concluded in March 2013 and we no longer recognize revenues from this collaboration. In addition, in September 2015, Allergan provided notice of termination of our collaboration focused on muscarinic product candidates and we will not be receiving any further payments under that agreement. Thus, any payments from Allergan pursuant to our continuing collaboration in chronic pain are dependent upon the advancement of an applicable product candidate. Until such time as we may gain regulatory approval for, and generate revenues from, product sales, we anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize NUPLAZID or any of our other product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $240.7 million at September 30, 2015. While we believe that our existing cash resources will be sufficient to fund our cash requirements at least into the second half of 2016, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, planned commercialization activities for NUPLAZID, and other research and development programs;

•	the costs of preparing applications for regulatory approvals for NUPLAZID and other product candidates, as well as the costs required to support review of such applications;

•	the costs of establishing, or contracting for, sales and marketing capabilities for NUPLAZID or other product candidates;

•	our ability to obtain regulatory approval for, and generate product sales from, NUPLAZID or other product candidates;

•	the costs of acquiring additional product candidates or research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the ability of our collaborators and us to reach the milestones and other events or developments triggering payments under our collaboration or license agreements, or our collaborators’ ability to make payments under these agreements;

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for clinical or commercial production of NUPLAZID or other product candidates; and

•	the costs associated with litigation, including the costs incurred in defending against claims made in the consolidated putative class action that was commenced following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID and the subsequent decline of the price of our common stock in March 2015.

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

If we do not obtain regulatory approval from foreign jurisdictions, we will not be able to market our products in those jurisdictions, which will limit our commercial revenues.*

In order to market our products in foreign jurisdictions, we must obtain foreign regulatory approval in each of those jurisdictions. We currently plan to submit our Marketing Authorization Application for NUPLAZID in Europe in the second quarter of 2016.

Even if we obtain regulatory approval in the United States, approval by the FDA does not ensure that foreign jurisdictions will also approve our products for commercial distribution. The regulations in foreign jurisdictions vary. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval in foreign jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work beyond the work that we have conducted to support our NDA submission for PDP. Furthermore, we may not be able to obtain approval for foreign sales. This will restrict our ability to market our products and would limit their commercial potential and value, including that of NUPLAZID.

The pivotal Phase III study with NUPLAZID for PDP, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from our successful pivotal -020 Phase III trial with NUPLAZID for the treatment of PDP. Even though we successfully completed the -020 Study, those results are not predictive of the results of any additional studies that we may undertake with pimavanserin, including any post-approval studies that we may undertake if NUPLAZID is approved for marketing by the FDA. We believe that pimavanserin also may have utility in indications other than PDP, such as Alzheimer’s disease psychosis, or ADP, and schizophrenia and other indications related to Alzheimer’s disease. However, prior to the first efficacy study that we commenced in late 2013, we had never tested pimavanserin in clinical studies for ADP or any Alzheimer’s disease indication, and we have only conducted a Phase II trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study or that we will be successful at all in future studies for additional indications or that future results of studies of NUPLAZID for the treatment of PDP will be consistent with those from the -020 Study.

If we do not successfully complete development of NUPLAZID, we will be unable to market and sell NUPLAZID or products derived from it, or to generate related product revenues.

We do not have a partner for the development of our lead product candidate, pimavanserin, and are solely responsible for the advancement of this program and, if approved for marketing, commercialization of the product.*

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including clinical trials of pimavanserin for indications other than PDP, in the future we would need to add resources and raise additional funds in order to take this product candidate to market and to conduct the necessary sales and marketing activities, and to conduct further development activities, if we do not secure a partner. Following any potential approval by the FDA, our current strategy is to commercialize NUPLAZID for PDP in the United States by establishing a specialty sales force focused primarily on neurologists, a small group of psychiatrists and physicians in long-term care facilities who are high prescribers of antipsychotics for PDP patients. In addition, if we commercialize NUPLAZID in select markets outside of the United States, we will more than likely need to establish one or more strategic alliances in the future for that purpose. Without future collaboration partners in the United States and abroad, we might not be able to realize the full value of NUPLAZID.

We are currently conducting a significant life cycle planning project for pimavanserin that was initiated in the second quarter of 2015 and through which we expect to formulate a multi-year plan to develop pimavanserin in indications beyond PDP. Given the unique profile of pimavanserin, together with the list of potential indications we could pursue, this is a substantial and a very important undertaking. When we complete the project around the end of this year, we expect to have a long-term plan of which indications we intend to pursue for pimavanserin as we seek to maximize the opportunities for this compound. Pimavanserin has also shown significant benefits in nighttime sleep and daytime wakefulness in studies conducted in elderly patients with PDP and has shown sleep benefits in a proof-of-concept sleep-maintenance insomnia study in older volunteers. We had previously examined the possibility of following up these findings with a Phase II study to further explore the potential sleep benefits of pimavanserin in Parkinson’s disease patients. However, as part of the life-cycle management process, we have concluded that we have sufficiently explored these findings and we have, therefore, elected not to pursue an additional sleep study at this time. If our life-cycle planning and execution is not conducted successfully, then we may not realize the full value from pimavanserin or may devote substantial resources to develop pimavanserin for indications that are ultimately not successful or do not yield adequate returns. Furthermore, even if NUPLAZID is approved for PDP, a failure in a subsequent study for another indication could harm our ability to successfully market NUPLAZID for PDP or could lead to it being withdrawn from the market.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we ended Phase I testing of AM-831 in 2012 and had previously had an unsuccessful Phase III trial with our most advanced product candidate, NUPLAZID. Following the reporting of successful results from the Phase III -020 Study with NUPLAZID in November 2012 and our meeting with the FDA in April 2013, we submitted our NDA for NUPLAZID for PDP in September 2015 that was accepted for priority review by the FDA on October 30, 2015 with a PDUFA goal date of May 1, 2016. An unfavorable outcome in any of the ongoing or future development efforts for NUPLAZID, including any unfavorable decisions related to our NDA, would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our PDP program, we commenced a Phase II study with pimavanserin for patients with ADP in November 2013 and we are planning additional studies in other indications, including those within schizophrenia and Alzheimer’s disease. We have an ongoing clinical collaboration with Allergan with separate product candidates for the treatment of chronic pain that has reached Phase II development.

In connection with clinical trials, we face risks that:

•	a product candidate may not prove to be efficacious or safe;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested;

•	the results may not be consistent with positive results of earlier trials; and

•	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies.

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

We depend on collaborations with third parties to develop and commercialize selected product candidates other than pimavanserin, and we have limited control over how those third parties conduct development and commercialization activities for such product candidates.*

One aspect of our strategy is to selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates, other than pimavanserin, and we have limited control over the amount and timing of resources that our collaborators may devote to our product candidates. We may choose to rely on collaborations in the future for certain portions of our pimavanserin program or for the commercialization of NUPLAZID in certain territories outside of the United States. Our 2003 research agreement with Allergan ended in March 2013 and Allergan provided notice of termination of our collaboration agreement focused on muscarinic product candidates in September 2015. Any additional payments from our ongoing collaboration agreement with Allergan in chronic pain are dependent upon further advancement of an applicable product candidate. Unless these milestones are met, we will not receive future revenues from our ongoing collaboration with Allergan.

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

In July 2014, Allergan announced that it would be reducing its worldwide headcount by approximately 13% and that it would be restructuring its operations. In March 2015, Actavis plc acquired Allergan. Allergan also previously has announced that it was seeking a partner for further development and commercialization of drug candidates in our chronic pain program under our continuing collaboration. In connection with Actavis’ acquisition of Allergan, and any related restructuring, Allergan has elected to terminate our collaboration focused on muscarinic product candidates, including the glaucoma program covered by such collaboration, and may choose to devote substantially less resources to the chronic pain program or could discontinue such program entirely. If Allergan is unable to successfully partner our chronic pain program, it may elect to not pursue further development. In addition, any partner that Allergan does identify may devote substantially less resources than Allergan has devoted to this program to date. In addition, Allergan can terminate our existing chronic pain collaboration upon prior notice to us, as it has done with the glaucoma collaboration. Allergan may be more likely to terminate, or decline to continue, our chronic pain collaboration in connection with Actavis’ acquisition of Allergan.

If Allergan elects to devote substantially less resources to the chronic pain program, absent circumstances giving rise to our right to terminate, our remedies against Allergan are limited, and we may not be able to regain rights to such program. If Allergan elects to discontinue the chronic pain program and terminates our collaboration agreement, as is the case with the glaucoma program, the discontinued program may revert to us, in which case we would need to evaluate whether to continue advancing such program alone or with a new collaborator. Either advancing such program alone or seeking a new collaborator would divert our management’s attention and involve expending additional resources that are currently devoted to our other programs, including our pimavanserin program. We have not yet made a determination with regard to any further development of the glaucoma program that will be returning to us under the collaboration focused on muscarinic product candidates.

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

We have an ongoing collaboration with Allergan for the development of product candidates related to chronic pain. Allergan may also pursue other research programs related to pain management that are independent from our collaboration in this therapeutic area. In March 2015, Actavis acquired Allergan. Actavis may have, or acquire rights to, additional programs related to chronic pain, which could impact the strategy with respect to the development of product candidates covered by our ongoing collaboration.

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

In August 2015, we contracted with Patheon Pharmaceuticals Inc., or Patheon, to manufacture NUPLAZID drug product for commercial use in the United States following any commercial launch of NUPLAZID, if approved by the FDA. Additionally, in

August 2015 we contracted with BASF Pharma (Evionnaz) SA, which was subsequently acquired by Siegfried Pharma Evionnaz SA, or Siegfried, in October 2015, to manufacture active pharmaceutical ingredient, or API, to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for NUPLAZID drug product or NUPLAZID API. Even if we are able to enter into other long-term agreements with manufacturers for commercial supply on reasonable terms, we may be unable to do so with sufficient time prior to launch of NUPLAZID, which would expose us to substantial supply risk and potentially jeopardize our launch.

Even though we entered into an agreement with Patheon for the manufacture of NUPLAZID drug product and with Siegfried for the manufacture of NUPLAZID API for commercial use, and even if we successfully enter into long-term agreements with other manufacturers, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. Presently, we only have one supplier of API and one supplier of drug product for our NUPLAZID (pimavanserin) program. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market NUPLAZID or any of our other product candidates. While we believe that there will be alternative sources available to manufacture our product candidates, including NUPLAZID, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

The manufacturers of our product candidates, including Patheon and Siegfried, are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs, and we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, including NUPLAZID, or the ultimate launch of NUPLAZID or any other products based on our product candidates. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

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

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of September 30, 2015, we employed 151 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources if the NDA for NUPLAZID is approved for marketing and we establish a commercial sales force. Our current infrastructure will be inadequate to support these future efforts and expected growth. In particular, we will have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop, including NUPLAZID. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

As we grow as an organization and expand from a development to a commercial-stage company, we may make certain changes to our organization in order to properly manage our growth, which may include changes to the composition of our board of directors and management. Any such changes may be disruptive to us as an organization, which could harm our business.*

As we continue to grow as an organization, including by expanding our development efforts and building out our commercial capabilities in anticipation of commercial launch of NUPLAZID, if approved, we will evaluate, and may implement, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. These changes may include changes to the size and composition of our management and/or board of directors, as appropriate, to include individuals with substantial experience in managing or serving on the boards of directors of commercial-stage pharmaceutical companies. We recently named Steve Davis, who had been serving as our Interim CEO since March 2015, to be our President and Chief Executive Officer and to be a member of our Board of Directors. We currently are recruiting for a new Chief Financial Officer and may decide to hire other executive level employees as we grow. Any such significant changes to the organization may distract management or otherwise be disruptive to us as a company, which could harm our business.

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

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time-consuming and costly, and an unfavorable outcome could harm our business.*

There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including post-issuance review proceedings before the United States PTO or oppositions and other comparable proceedings in foreign jurisdictions.

Central provisions of The Leahy-Smith America Invents Act, or the America Invents Act went into effect on September 16, 2012 and on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and post-grant review, that allow third parties to challenge the validity of an issued patent in front of the United States PTO Patent Trial and Appeal Board. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. IPRs permit any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. Patents covering pharmaceutical products have been subject to attack in IPRs from generic drug companies and from hedge funds. If it is within nine months of the issuance of the challenged patent, a third party can petition the United States PTO for post-grant review, which can be based on any invalidity grounds and is not limited to prior art patents or printed publications.

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

We may need to resort to litigation to enforce a patent issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

•	payment of damages, which could potentially be trebled if we are found to have willfully infringed a party’s patent rights;

•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize, and sell products; or

•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, or at all.

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our product candidates, including results of development and commercialization efforts in our pimavanserin development program;

•	the timing, or developments regarding the timing, of submission and review of filings for our product candidates, including NUPLAZID, for approval by regulatory authorities in the United States and abroad and the results of any applications for marketing approval of product candidates;

•	any other communications or guidance from the FDA or other regulatory authorities that pertain to our product candidates, including NUPLAZID;

•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding our collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new products, or other material events by our competitors or us, including any new products that we may acquire or in-license;

•	disputes or other developments concerning our proprietary and intellectual property rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	our failure to meet applicable NASDAQ listing standards and the possible delisting of our common stock from the NASDAQ Stock Market;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as blogs and chat rooms;

•	public concern as to, and legislative action with respect to, genetic testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs and drug delivery techniques;

•	regulatory developments in the United States and in foreign countries;

•	the announcement of, or developments in, any litigation matters; and

•	economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Master Manufacturing Services Agreement and Product Agreement, dated August 3, 2015, by and between the Registrant and Patheon Pharmaceuticals Inc.

10.2[a]	Co-Operation Agreement and Product Schedule, dated August 17, 2015, by and between ACADIA Pharmaceuticals GmbH and BASF Pharma (Evionnaz) SA (now Siegfried Evionnaz SA).

10.3[b]	Executive Employment Agreement, dated September 1, 2015, by and between the Registrant and Stephen R. Davis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on September 3, 2015).

31.1	Certification of Stephen R. Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen R. Davis, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 5, 2015, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[a]	We have requested confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
[b]	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 5, 2015	By:	/s/ Stephen R. Davis
Stephen R. Davis
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive, Financial and Accounting Officer)