Form 10-K
period 2015-12-31
ACADIA PHARMACEUTICALS INC
filed 2016-02-29
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.6 billion, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2015 of $41.88 per share.

As of January 29, 2016, 112,636,457 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2016 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

FORM 10-K

For the Year Ended December 31, 2015

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

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug candidate, NUPLAZIDTM (pimavanserin), for which we have reported positive Phase III pivotal trial results in Parkinson’s disease psychosis, or PDP, and which has the potential to be the first drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID has demonstrated significant efficacy in Parkinson’s disease psychosis in our Phase III pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved for use in PDP patients. We hold worldwide commercialization rights to pimavanserin.

We are pursuing Parkinson’s disease psychosis as our lead indication for NUPLAZID. In September 2015, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for NUPLAZID for the treatment of psychosis associated with Parkinson’s disease, which was accepted for priority review by the FDA on October 30, 2015 with a Prescription Drug User Fee Act, or PDUFA, goal date of May 1, 2016. In January 2016, we announced that the FDA’s Psychopharmacologic Drugs Advisory Committee will review data included in the NDA for NUPLAZID. At the Advisory Committee meeting, scheduled for March 29, 2016, the Advisory Committee will discuss and advise the FDA on the risk-benefit profile of NUPLAZID for the treatment of PDP. In September 2014, we announced that the FDA granted Breakthrough Therapy designation for NUPLAZID for the treatment of Parkinson’s disease psychosis. The Breakthrough Therapy designation was created to expedite the development and review of drugs that are intended to treat serious or life-threatening conditions. If approved, we intend to commercialize NUPLAZID for Parkinson’s disease psychosis in the United States by establishing a specialty sales force focused primarily on physicians who treat PDP patients, including neurologists, psychiatrists and long-term care physicians.

Our NDA submission is based on data from a comprehensive development program assessing the safety and efficacy of NUPLAZID for Parkinson’s disease psychosis. The NDA includes data from the pivotal Phase III -020 Study, in which NUPLAZID met all primary and secondary endpoints with statistical significance, along with supportive data from other studies with NUPLAZID. In the -020 Study, NUPLAZID significantly reduced psychosis compared to placebo in patients with Parkinson’s disease psychosis with no worsening of motor function. These results were further supported by significant improvements in all secondary efficacy measures and by significant benefits in exploratory efficacy measures of nighttime sleep, daytime wakefulness and caregiver burden.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders beyond PDP and we plan to continue to study the use of pimavanserin in multiple disease states. We believe Alzheimer’s disease represents one of our most important opportunities for further exploration. We are currently conducting a Phase II study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or ADP, a disorder for which no drug is currently approved by the FDA, and expect to complete enrollment of this study around mid-year 2016 and have top-line results of the study in the fourth quarter of 2016. We also plan to initiate a Phase II study in Alzheimer’s disease agitation in the first half of 2016. We also believe that schizophrenia represents a disease with multiple unmet or ill-served needs and we are currently evaluating the most attractive development opportunities there. We have successfully completed a Phase II study of pimavanserin in the treatment of schizophrenia where we observed significant anti-psychotic effects when pimavanserin was co-administered with a low dose of risperidone, a generic drug currently approved for the treatment of schizophrenia.

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

We own or have rights to various trademarks, copyrights and trade names used in our business, including ACADIA® and NUPLAZID™. Our logos and trademarks are the property of ACADIA Pharmaceuticals Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us, by the trademark or trade dress owners.

Recent Events

In January 2016, we raised net proceeds of approximately $281.6 million from the sale of 10,344,827 shares of our common stock in a follow-on public offering.

In September 2015, we submitted an NDA to the FDA for NUPLAZID for the treatment of psychosis associated with Parkinson’s disease. The NDA has been accepted for priority review by the FDA with a PDUFA goal date of May 1, 2016. In January 2016, we announced that the FDA’s Psychopharmacologic Drugs Advisory Committee will review data included in the NDA for NUPLAZID. At the Advisory Committee meeting, scheduled for March 29, 2016, the Advisory Committee will discuss and advise the FDA on the risk-benefit profile of NUPLAZID for the treatment of PDP.

Our Strategy

Our strategy is to discover, develop and commercialize innovative small molecule drugs that address unmet medical needs in central nervous system disorders. We have assembled a management team with significant industry experience to lead the discovery, development, and commercialization of our product opportunities. We complement our management team with scientific and clinical advisors, including recognized experts in the fields of Parkinson’s disease psychosis, Alzheimer’s disease, schizophrenia, and other central nervous system disorders. Key elements of our strategy are to:

•

Commercialize our lead product candidate, NUPLAZID, for Parkinson’s disease psychosis. In September 2015, we submitted an NDA to the FDA for NUPLAZID for the treatment of psychosis associated with Parkinson’s disease, which has been accepted for priority review by the FDA with a PDUFA goal date of May 1, 2016. If approved, NUPLAZID would be the first drug approved by the FDA for the treatment of Parkinson’s disease psychosis. If approved, we intend to commercialize NUPLAZID for this indication in the United States by establishing a specialty sales force focused primarily on physicians who treat PDP patients, including neurologists, psychiatrists and long-term care physicians. Outside of the United States, we may choose to commercialize NUPLAZID in selected markets by establishing one or more strategic alliances.

•

Leverage the commercial potential of pimavanserin by expanding to additional neurological and psychiatric disorders. We intend to pursue the development and commercialization of pimavanserin in additional neurological and psychiatric indications that are underserved by currently available antipsychotics and represent large unmet medical needs. In the second quarter of 2015, we initiated a significant life cycle planning project to assess and prioritize other medically important and attractive development opportunities for pimavanserin. In addition to the ongoing development of pimavanserin in Alzheimer’s disease psychosis, we plan to initiate a Phase II study in Alzheimer’s disease agitation in the first half of 2016. In addition, we have completed a Phase II study in schizophrenia and through our life cycle planning are assessing various areas of large unmet need in schizophrenia. We will also consider other indications that are a good strategic fit and which have large unmet medical needs.

•

Seek to in-license or acquire complementary products or product candidates. Although all of the product opportunities currently in our pipeline, including NUPLAZID (pimavanserin) emanate from internal discoveries, in the future we may in-license or acquire assets, which could include clinical-stage product candidates or commercial-stage products, to leverage the sales force that we intend to establish.

•

Continue to develop our other product candidates for the treatment of central nervous system and related disorders. We plan to continue developing other product candidates. While our resources are currently focused on the development and commercialization of pimavanserin, we plan to pursue additional product candidates in the future. These may be directed at neurological and related central nervous system disorders and may be developed independently or in partnerships. We believe that a diversified portfolio will mitigate risks inherent in drug development and increase the likelihood of our success.

Our Product Candidates and Programs

Our portfolio of product opportunities includes product opportunities being explored in clinical development and in advanced preclinical testing. We believe that our product opportunities offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our product opportunities and programs:

NUPLAZID (Pimavanserin)

Pimavanserin is a new chemical entity that we discovered and that has successfully completed Phase III development, positioning it to be potentially the first drug approved in the United States for the treatment of Parkinson’s disease psychosis. During 2014, the FDA provisionally accepted NUPLAZID as the trade name for pimavanserin. NUPLAZID (pimavanserin) is a selective serotonin inverse agonist preferentially targeting the 5-HT2A receptor, a key serotonin receptor that plays an important role in psychosis. Through this novel mechanism, NUPLAZID has demonstrated significant efficacy in Parkinson’s disease psychosis in our Phase III pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved for use in PDP patients. We hold worldwide commercialization rights to NUPLAZID (pimavanserin) for all indications and have established a broad patent portfolio, which includes numerous issued patents in the United States, Europe, and several additional countries.

In September 2015, we submitted an NDA to the FDA for NUPLAZID for the treatment of psychosis associated with Parkinson’s disease, which was accepted for priority review by the FDA on October 30, 2015 with a PDUFA goal date of May 1, 2016. In January 2016, we announced that the FDA’s Psychopharmacologic Drugs Advisory Committee will review data included in the NDA for NUPLAZID and will hold a meeting, scheduled for March 29, 2016, to discuss and advise the FDA on the risk-benefit profile of NUPLAZID for the treatment of PDP. In 2014, the FDA granted Breakthrough Therapy designation for NUPLAZID for the treatment of Parkinson’s disease psychosis. The Breakthrough Therapy designation was created by the FDA to expedite the development and review of drugs that are intended to treat serious or life-threatening conditions. If approved, we intend to commercialize NUPLAZID for Parkinson’s disease psychosis in the United States by establishing a specialty sales force focused primarily on physicians who treat PDP patients, including neurologists, psychiatrists and long-term care physicians. We have established our core commercial team, and we are currently expanding our commercial organization in preparation for the planned future launch of NUPLAZID. During 2015, we expanded our existing infrastructure to support the planned launch and commercialization of NUPLAZID by adding to our commercial level manufacturing, field sales management, managed markets, medical affairs, quality control and compliance capabilities. In addition, we plan to hire a commercial sales force to coincide approximately with a NUPLAZID approval, if any. It is anticipated that the recommended dosing of NUPLAZID, if approved, will be two 17 mg tablets taken together once a day.

NUPLAZID as a Treatment for Parkinson’s Disease Psychosis

Parkinson’s disease is the second most common neurodegenerative disorder after Alzheimer’s disease. According to the National Parkinson Foundation, about one million people in the United States and between four to six million people globally suffer from this disease. Parkinson’s disease is more common in people over 60 years of age and the prevalence of this disease is expected to increase significantly as the population ages.

Parkinson’s disease psychosis is a debilitating disorder commonly characterized by visual hallucinations and delusions that afflicts about 40 percent of the one million Parkinson’s disease patients in the United States. The development of psychosis in patients with Parkinson’s disease substantially contributes to the burden of Parkinson’s disease and deeply affects their quality of life. Parkinson’s disease psychosis is associated with a diminished quality of life, nursing home placement, and increased caregiver stress and burden.

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

NUPLAZID met the primary endpoint in the -020 Study by demonstrating a highly significant reduction in psychosis (p=0.001) as measured using the SAPS-PD, a scale consisting of nine items from the hallucinations and delusions domains of the Scale for the Assessment of Positive Symptoms. These results were further supported by highly significant improvements in all secondary efficacy measures, including the Clinical Global Impression Severity, or CGI-S, scale (p<0.001), the Clinical Global Impression Improvement, or CGI-I, scale (p=0.001), and a CGI-I responder analyses (p=0.008). In addition, statistically significant benefits were observed in exploratory efficacy measures of nighttime sleep, daytime wakefulness and caregiver burden. Consistent with previous studies, data from the -020 Study indicate that NUPLAZID was safe and well tolerated. Importantly, NUPLAZID met the key secondary endpoint for motor tolerability as measured using Parts II and III of the

Unified Parkinson’s Disease Rating Scale, or UPDRS, suggesting NUPLAZID did not affect motor function when given together with the therapies patients in the study were taking to treat their Parkinson’s motor symptoms. Three deaths occurred in the -020 Study, one in the placebo group and two in the pimavanserin group; all were regarded as unrelated to study drug. Two deaths occurred in our earlier completed Phase III study with pimavanserin for Parkinson’s disease psychosis, which tested two active arms, 8.5 mg and 34 mg, of pimavanserin versus placebo on a 1-1-1 basis. There was one death in each of the 8.5 mg and 34 mg arms, each of which was regarded as unrelated to study drug.

We also are continuing to conduct our open-label safety extension study, referred to as the -015 Study, involving patients with Parkinson’s disease psychosis who have completed the -020 Study and our earlier Phase III studies. The -015 Study, together with a similar extension study from our earlier Phase II Parkinson’s disease psychosis trial, has generated a considerable amount of long-term safety data on NUPLAZID. A total of over 250 patients have been treated with NUPLAZID for at least one year, and of those at least 170 patients have been treated for at least two years. Our longest single-patient exposure is greater than 10 years. We believe that our experience to date suggests that long-term administration of NUPLAZID is generally safe and well tolerated in this elderly and fragile patient population.

Pimavanserin as a Treatment for Alzheimer’s Disease Psychosis

According to the Alzheimer’s Association, an estimated 5.3 million people in the United States have Alzheimer’s disease, with only half being diagnosed, and it is currently the fifth leading cause of death for people age 65 and older. Studies have suggested that approximately 25 to 50 percent of patients diagnosed with Alzheimer’s disease may develop psychosis, commonly consisting of hallucinations and delusions. The diagnosis of Alzheimer’s disease psychosis is associated with more rapid cognitive and functional decline and increased institutionalization.

The FDA has not approved any drug to treat Alzheimer’s disease psychosis. As symptoms progress and become more severe, physicians often resort to off-label use of antipsychotic medications in these patients. In addition to the long-term safety risks, studies have shown the use of atypical antipsychotics doubles the expected rate of cognitive deterioration among Alzheimer’s disease patients. There is a large unmet medical need for a safe and effective therapy to treat the psychosis in patients with Alzheimer’s disease.

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

In November 2013, we initiated a Phase II trial, referred to as the -019 Study, to examine the efficacy and safety of pimavanserin as a treatment for Alzheimer’s disease psychosis. The -019 Study is a randomized, double-blind, placebo-controlled study designed to enroll 200 patients with Alzheimer’s disease psychosis. Following a screening period that includes brief psycho-social therapy, patients are randomized on a one-to-one basis to receive either 34 mg of pimavanserin (the equivalent of 40mg of pimavanserin tartrate) or placebo once-daily for twelve weeks. The -019 study will assess several key efficacy endpoints, including use of the Neuropsychiatric Inventory—Nursing Home scale to measure psychosis and other behavioral disorders. Key efficacy endpoints will be based on the change at week 6 from baseline. The study will also assess additional exploratory endpoints, including the cognitive status of patients and the durability of response to pimavanserin, through twelve weeks of therapy. We expect to complete enrollment of this study around mid-year 2016.

Pimavanserin as a Treatment for Alzheimer’s Disease Agitation

While the diagnostic criteria for Alzheimer’s disease focus mostly on the related cognitive deficits, it is the behavioral and neuropsychiatric symptoms that can be most troublesome for caregivers and lead to poor quality of life for patients. In addition to psychosis, these symptoms include agitation and aggressive behaviors. Alzheimer’s disease agitation and aggression, or collectively AD agitation, is characterized by inappropriate verbal, vocal, or motor activity that can be independent of perceptible needs or confusion, and includes screaming, restlessness, wandering, and strange movements. Agitation and aggression in Alzheimer’s disease patients are a major cause of acute care inpatient hospitalizations and pose a major challenge for patient care. Therefore, the detection, management, and treatment of these symptoms is critical to Alzheimer’s disease patient care. Studies suggest that 40 to 50 percent of patients diagnosed with Alzheimer’s disease in the United States exhibit AD agitation.

The FDA has not approved any drug for the treatment of agitation in Alzheimer’s disease. Therefore, antipsychotics are frequently used off-label, despite their limited efficacy and associated long term safety risks. Preclinical and clinical studies suggest that blockade of the 5-HT2A receptor is associated with decreased agitation and aggression. We believe pimavanserin’s selective activity at the 5-HT2A receptor may confer efficacy in AD agitation. In addition, pimavanserin’s favorable side effect profile observed to date in treating elderly patients with PDP may make it an ideal therapy for AD agitation. We plan to initiate a Phase II study in AD agitation in the first half of 2016.

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

According to the National Institute of Mental Health, approximately one percent of the U.S. population suffers from schizophrenia. Antipsychotic drugs increasingly have been used by physicians to address a range of disorders in addition to schizophrenia, including a variety of psychoses and related conditions in elderly patients. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects.

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

Pimavanserin’s selective blockade of the 5-HT2A receptor may enable it to be used in certain treatment approaches to improve the therapy for patients with schizophrenia. We published results in 2012 from an earlier multi-center, double-blind, placebo-controlled Phase II trial designed to evaluate pimavanserin as a co-therapy in patients with schizophrenia. The trial results showed several advantages of co-therapy with pimavanserin and a 2 mg, or low, dose of risperidone in patients with schizophrenia. These advantages included efficacy comparable to that of a 6 mg, or standard, dose of risperidone, combined with a faster onset of antipsychotic action and an improved side effect profile, including significantly less weight gain, compared to the standard dose of risperidone. We are currently assessing areas of large unmet need in schizophrenia.

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

Under our muscarinic collaboration with Allergan that terminated in 2015, we discovered small molecule product candidates for the treatment of glaucoma. Glaucoma is a chronic eye disease and is the second leading cause of blindness in the world. We identified a subtype of the muscarinic receptors that controls intraocular pressure and discovered lead compounds that selectively activate this target. In preclinical models, our product candidates have demonstrated a promising preclinical profile, including robust efficacy and a long duration of action. This program has reached Phase I development.

In November 2015, Allergan announced it entered into an agreement with Pfizer Inc. under which Pfizer will acquire Allergan. We do not know what impact, if any, Pfizer’s acquisition of Allergan will have on our remaining chronic pain program with Allergan or Allergan’s performance thereunder.

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

Even if we are successful in developing pimavanserin and gaining FDA approval of NUPLAZID, it would compete with a variety of established drugs in the areas of Parkinson’s disease psychosis, Alzheimer’s disease psychosis, Alzheimer’s disease agitation, and schizophrenia. For example, NUPLAZID for the treatment of Parkinson’s disease psychosis would compete with off-label use of antipsychotic drugs, including generic drugs quetiapine and clozapine.

Pimavanserin for Alzheimer’s disease psychosis would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine, and drugs indicated for the treatment of Alzheimer’s disease and dementia in patients with Alzheimer’s disease, including Aricept, marketed by Eisai Inc. and Pfizer Inc., and Namenda, marketed by Forest Laboratories, LLC, a wholly-owned subsidiary of Actavis. Pimavanserin for Alzheimer’s disease agitation would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine. Pimavanserin for the treatment of schizophrenia would compete with Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., and generic drugs olanzapine, risperidone, aripiprazole and clozapine.

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

Smaller companies also may prove to be significant competitors, particularly through proprietary research discoveries and collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of our competitors have products that have been approved or are in advanced development and may develop superior technologies or methods to identify and validate drug targets and to discover novel small molecule drugs. We face competition from other companies, academic institutions, governmental agencies and other public and private research organizations for collaborative arrangements with pharmaceutical and biotechnology companies, in recruiting and retaining highly qualified scientific, sales and marketing, and management personnel and for licenses to additional technologies. Our competitors, either alone or with their collaborators, may succeed in developing technologies or drugs that are more effective, safer, and more affordable, or more easily administered than ours and may achieve patent protection or commercialize drugs sooner than us. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Our failure to compete effectively could have a material adverse effect on our business.

Intellectual Property

We currently hold 45 issued U.S. patents and 234 issued foreign patents. All of these patents originated from inventions made by us. In addition, we have 11 provisional and utility U.S. patent applications and 46 foreign patent applications.

Patents and other proprietary intellectual property rights are an essential element of our business. Our strategy is to file patent applications in the United States and any other country that represents an important potential commercial market to us. In addition, we seek to protect our technology, inventions and improvements to inventions that are important to the development of our business. Our patent applications claim proprietary technology, including novel methods of screening and chemical synthetic methods, novel drug targets and novel compounds identified using our technology.

We also rely upon trade secret rights to protect technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We protect our trade secrets by, among other things, requiring employees and third parties who have access to our proprietary information to sign confidentiality and nondisclosure agreements. We have entered into a license agreement, dated as of November 30, 2006, for certain intellectual property rights from the Ipsen Group in order to expand and strengthen the intellectual property portfolio for our serotonin platform, including pimavanserin. In connection with the FDA’s acceptance of the filing of the NDA for NUPLAZID in the fourth quarter of 2015, we paid a $2.5 million milestone to Ipsen, adjusted for credits for prior payments made by us to Ipsen, pursuant to the terms of the 2006 license agreement. If the NDA is approved, an additional $8.0 million milestone would be payable to Ipsen pursuant to the terms of the 2006 license agreement. In addition, if we are able to successfully market and sell NUPLAZID, we would pay to Ipsen royalties of up to two percent of net product sales pursuant to the agreement. We are a party to various other license agreements that give us rights to use certain technologies in our research and development.

Pimavanserin

Twenty-two U.S. patents have been issued to us that provide protection for pimavanserin, including two that cover the compound generically and 13 that specifically cover pimavanserin, salts and polymorphs thereof, the use thereof for treating Parkinson’s disease psychosis, Alzheimer’s disease psychosis, Alzheimer’s disease indications, schizophrenia, bipolar disorder, Lewy body disease, sleep disorders, and other methods of treatment. These patents also provide protection for certain methods of producing pimavanserin. The pimavanserin-specific patent and the Parkinson’s disease psychosis treatment patent provide protection until June 2027 and 2026, respectively. The patent that covers polymorphs of pimavanserin provides protection until June 2028. The patents that cover pimavanserin generically expire in 2021. Our estimation of the above patent terms includes patent term adjustments made by the U.S. Patent and Trademark Office, but not patent term extensions. These patent terms may be subject to change based on new interpretations of the law. We have 56 issued foreign patents that specifically cover pimavanserin, including patents in 38 European countries, Australia, Canada, China, Hong Kong, India, Japan, Mexico, New Zealand, Russia, Singapore and South Africa, which provide patent protection until 2024. We also have 53 issued foreign patents that cover polymorphs of pimavanserin and provide patent protection until 2025. We continue to prosecute patent applications directed to pimavanserin and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide.

Alpha Adrenergic Program

We have not been issued, and are not pursuing, patents covering the compounds being pursued by Allergan under this collaboration as the compounds are covered by Allergan patents.

Muscarinic Program

We have three U.S. patents that have been issued to us providing coverage for the compounds that were covered by our collaboration with Allergan for the treatment of glaucoma that terminated in 2015. These U.S. patents will expire in 2023. We have 51 issued foreign patents and 10 pending foreign applications that cover these compounds. The issued foreign patents for this program will expire in 2022 and 2025. In addition we have 14 U.S. and foreign patent applications recently filed covering additional compounds from the glaucoma collaboration.

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

In September 1997, we entered into a collaboration agreement with Allergan focused primarily on the discovery and development of new adrenergic therapeutics for pain and ophthalmic indications. This agreement, as amended, provides for the continued development of product candidates for one target area. We are restricted from conducting competing research in that target area. Pursuant to the agreement, we granted Allergan exclusive worldwide rights to commercialize products resulting from the collaboration. We had received an aggregate of $10.5 million in payments, consisting of research funding and milestone payments, through December 31, 2015 under this agreement. We are eligible to receive additional milestone payments of up to $10.0 million in the aggregate upon the achievement of development and regulatory milestones as well as royalties on future net product sales worldwide, if any. In connection with the execution of the collaboration agreement in 1997, Allergan made a $6.0 million equity investment in us. The general term of this agreement with Allergan continues until the later of the expiration of the last to expire patent covering a product licensed under the collaboration and at least 10 years from the date of first commercial sale of a product. In addition, our Allergan collaboration agreement includes a research term that is shorter but may be renewed if agreed to by the parties.

In November 2015, Allergan announced it entered into an agreement with Pfizer Inc. under which Pfizer will acquire Allergan. We do not know what impact, if any, Pfizer’s acquisition of Allergan will have on our adrenergic program with Allergan or Allergan’s performance thereunder.

Government Regulation

Our business activities, including the manufacturing and marketing of our potential products and our ongoing research and development activities, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any new drug developed by us must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug, and Cosmetic Act, as amended. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, import, export, sale and distribution of biopharmaceutical products. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Moreover, if our product candidates are approved by the FDA, government coverage and reimbursement policies will both directly and indirectly impact our ability to successfully commercialize our products, and such coverage and reimbursement policies will be impacted by recently enacted and any applicable future healthcare reform measures. In addition, we are subject to state and federal laws, including, among others, anti-kickback laws, false claims laws, data privacy and security laws, and transparency laws that restrict certain business practices in the pharmaceutical industry.

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

Regulatory authorities, Institutional Review Boards and Data Monitoring Committees may require additional data before allowing the clinical studies to commence, continue or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. We have in the past and may in the future rely on some of our collaborators to file INDs and generally direct the regulatory approval process for our potential products. Clinical testing must also meet requirements for clinical trial registration, institutional review board oversight, informed consent, health information privacy, and good clinical practices, or GCPs. Additionally, the manufacture of our drug product, must be done in accordance with current good manufacturing practices, or GMPs.

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

Before receiving FDA approval to market a potential product, we or our collaborators must demonstrate through adequate and well-controlled clinical studies that the potential product is safe and effective in the patient population that will be treated. In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless a waiver applies. If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, FDA approval may entail ongoing requirements for risk management, including post-marketing studies. Even if approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to payment of significant annual fees and continuing review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including labeling changes, warning letters, costly recalls or withdrawal of the product from the market.

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

In addition, as a condition of approval, the FDA may require an applicant to develop a risk evaluation and mitigation strategy, or REMS. A REMS uses risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

We and our collaborators and contract manufacturers also are required to comply with the applicable FDA GMP regulations. GMP regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our potential products. The FDA may conclude that we or our collaborators or contract manufacturers are not in compliance with applicable GMP requirements and other FDA regulatory requirements, which may result in delay or failure to approve applications, warning letters, product recalls and/or imposition of fines or penalties.

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

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain.

Outside of the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, centralized registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, marketing authorization will be granted. This foreign regulatory approval process involves all of the risks associated with FDA marketing approval discussed above. In addition, foreign regulations may include applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals and entities.

Drugs for Serious or Life-Threatening Illnesses

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies”. A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team, and taking other steps to design the clinical trials in an efficient manner. FDA regulations also provide certain mechanisms to expedite approval of potential products intended to treat serious or life-threatening illnesses which have been studied for safety and effectiveness and which demonstrate the potential to address unmet medical needs. Under accelerated approval regulations, NDAs may be approved on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. As a condition of approval, the FDA may require that a sponsor of a product subject to accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the potential product.

Coverage and Reimbursement

Sales of our product candidates, if approved, will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of our products candidates, once approved, and have a material adverse effect on our sales, results of operations and financial condition.

In the United States, the Medicare Part D program provides a voluntary outpatient drug benefit to Medicare beneficiaries for certain products. We expect NUPLAZID, if approved, will be available for coverage under Medicare Part D, but the extent to which the individual Part D plans may offer coverage may be subject to various factors such as those described above. In addition, while Medicare Part D has historically required Medicare Part D plans to include “all or substantially all” drugs in the following designated classes of “clinical concern” on their formularies: anticonvulsants, antidepressants, antineoplastics, antipsychotics, antiretrovirals, and immunosuppressants, the Centers for Medicare and Medicaid Services, or CMS, recently proposed, but did not adopt, changes to this policy for coverage year 2015. If this policy is changed in the future and if CMS no longer considers the antipsychotic class to be of “clinical concern”, Medicare Part D plans would have significantly more discretion to reduce the number of products covered in that class. Furthermore, private payors often follow Medicare coverage policies and payment limitations in setting their own coverage policies.

Healthcare Laws and Regulations

We are currently or will in the future be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we will conduct our business once our product candidates are approved. The healthcare laws and regulations that may affect our ability to operate include the following:

•

The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value.

•

Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent.

•

The U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, imposes obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information.

•

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. By way of example, in March 2010, the ACA was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our potential drug candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

There have been judicial and Congressional challenges to ACA and there may be additional challenges and amendments to ACA in the future. Other legislative changes have been proposed and adopted in the United States since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers. Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. For example, in 2015 several U.S. Congressional inquiries were initiated regarding certain drug manufacturers’ pricing practices and legislation proposed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect that ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. We cannot predict what healthcare reform initiatives may be adopted in the future.

Research and Development Expenses

Our research and development expenses were $73.9 million, $60.6 million, and $26.7 million in 2015, 2014, and 2013, respectively.

Manufacturing and Distribution

We currently outsource, and plan to continue to outsource, manufacturing responsibilities for our existing and future product candidates, including NUPLAZID, for development and commercial purposes. We believe this manufacturing strategy will enable us to direct our financial resources to our commercialization efforts and to the ongoing development of pimavanserin without devoting the resources and capital required to build manufacturing facilities.

During the first half of 2015, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to ACADIA Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary. Our active pharmaceutical ingredient, or API, has been manufactured in Switzerland for over 10 years and we anticipate continuing to manufacture in Switzerland as we transition to a commercial organization. ACADIA Pharmaceuticals GmbH will manage the worldwide supply chain of pimavanserin API.

During 2015, ACADIA Pharmaceuticals GmbH contracted with BASF Pharma (Evionnaz) SA, which was subsequently acquired by Siegfried Pharma Evionnaz SA, or Siegfried, to manufacture API to be used in the manufacture of NUPLAZID drug product for commercial use. The term of the manufacturing agreement extends through December 31, 2020 and will automatically renew for subsequent one year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated earlier pursuant to its terms. Either party may terminate the manufacturing agreement prior to expiration upon the uncured material breach by the other party or upon the dissolution or liquidation of the other party or if the other party makes an assignment for the benefit of its creditors. Additionally, ACADIA may terminate the manufacturing agreement in the event of a continuing force majeure event affecting Siegfried or if we cease development, marketing and sales of NUPLAZID. ACADIA also may terminate the manufacturing agreement for any reason on three months’ prior notice to Siegfried.

Also during 2015, we contracted with Patheon Pharmaceuticals Inc., or Patheon, to manufacture NUPLAZID drug product for commercial use in the United States following any commercial launch of NUPLAZID, if approved by the FDA. Under the manufacturing agreement, we have agreed to purchase from Patheon a specified percentage of our commercial requirements of NUPLAZID for the United States. The term of the manufacturing agreement extends through December 31, 2020 and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated early pursuant to its terms. Each party may terminate the manufacturing agreement prior to expiration upon the uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or in the event of a continuing force majeure event affecting the other party. The manufacturing agreement will also terminate if we provide notice to Patheon that we no longer require manufacturing services because NUPLAZID has been discontinued. Additionally, we may terminate the manufacturing agreement, subject to certain limitations, if any regulatory authority takes any action or raises any objection that prevents us from commercializing NUPLAZID or takes an enforcement action against Patheon’s manufacturing site that relates to NUPLAZID or could reasonably be expected to adversely affect Patheon’s ability to supply NUPLAZID, if we determine to discontinue development or commercialization of NUPLAZID for safety or efficacy reasons, or if Patheon uses any debarred person in performing its service obligations under the manufacturing agreement. We also may terminate the manufacturing agreement for any other reason on three years’ prior notice to Patheon. Additionally, Patheon may terminate the manufacturing agreement if we assign the manufacturing agreement or any of our rights under the manufacturing agreement to a Patheon competitor.

We have retained third-party service providers to perform a variety of functions related to the distribution of NUPLAZID, including warehousing, customer service, order-taking, invoicing, collections, and shipment and returns processing.

Sales and Marketing

We have established our core commercial team that is preparing our organization for the planned future launch of NUPLAZID. This commercial team is comprised of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations, and sales force planning and management. During 2015, we hired our sales leadership team, including 12 regional sales managers and 6 account managers.

We are preparing to build a specialty sales force in the United States of approximately 135 experienced sales professionals. If NUPLAZID is approved, this specialty sales force will focus on promoting NUPLAZID primarily to physicians who treat PDP patients, including neurologists, psychiatrists and long-term care physicians.

In preparation for a planned launch of NUPLAZID, we launched an ongoing PDP disease awareness campaign in early 2015 that includes educational programs with health care professionals, neurology journal and digital placements, a PDP educational website targeting physicians, and a strong presence at neurology and psychiatric medical meetings. We have also conducted foundational access and reimbursement research with key decision makers for payors covering 300 million lives, of which approximately 30% are covered by each of commercial healthcare payors, Medicare Part D Standard and Medicare Part D Low Income Subsidy, with approximately 10% covered by Medicaid.

In selected markets outside of the United States in which NUPLAZID may be approved, if any, we may choose to commercialize NUPLAZID independently or by establishing one or more strategic alliances.

Long-Lived Assets

Our long-lived assets totaled $2.2 million and $553,000 as of December 31, 2015 and 2014, respectively. All of our long-lived assets are located in the United States.

Employees

At December 31, 2015, we had approximately 160 employees. Of our total workforce, 68 are engaged in research and development activities, 52 are engaged in administrative activities such as finance, legal, and information technology, and 40 are engaged in commercial operations and marketing. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

Even though our NDA submission was accepted for filing, the FDA retains complete discretion in deciding whether or not to approve an NDA and there is no guarantee that NUPLAZID will be approved for the treatment of PDP or any other indication. In addition, neither the receipt of priority review for the NDA nor the Breakthrough Therapy designation increases the likelihood that our NDA will be approved. There is no guarantee that the FDA will determine that our safety and efficacy data are sufficient to support approval for NUPLAZID for PDP or that the potential benefits associated with NUPLAZID outweigh any safety concerns. The FDA or any advisory committee may not agree that the change shown on the SAPS-PD scale used to measure the primary endpoint in our -020 Study demonstrates a clinically meaningful benefit to patients. While the FDA did not object to our use of the SAPS-PD scale for the primary endpoint in the -020 study prior to our commencement of the study, this scale, which is a 9-item subset of the full 20-item SAPS scale, had never previously been used in a clinical study. Additionally, any negative development for pimavanserin in clinical development for indications other than PDP may adversely impact the FDA’s review of the NUPLAZID NDA. In addition, the FDA may determine that our manufacturing and quality systems, or those of our third-party suppliers, or that the clinical trials conducted with NUPLAZID are not sufficient to support approval of the NDA. Additionally, as part of the FDA’s review, the FDA has and will continue to provide comments and ask questions about the NDA for NUPLAZID, including questions about our pre-clinical and clinical studies and our manufacturing processes for NUPLAZID. Whether the FDA approves the NDA may depend in part on our responses to these comments and questions. If the FDA does not find our responses to its comments and questions satisfactory, it may choose not to approve the NDA for NUPLAZID and issue a complete response letter.

In January 2016, we announced that the FDA’s Psychopharmacologic Drugs Advisory Committee will review data included in the NDA for NUPLAZID. At the Advisory Committee meeting, scheduled for March 29, 2016, the Advisory Committee will discuss and advise the FDA on the risk-benefit profile of NUPLAZID for the treatment of PDP. In advance of the Advisory Committee meeting, both we and the FDA separately will submit briefing documents for the Advisory Committee’s review and these briefing documents will be made available to the public. In its briefing documents, the FDA is free to discuss or otherwise highlight any data included in the NDA for NUPLAZID, including data that we may not believe to be material to the overall risk-benefit profile of NUPLAZID. Historically, for some companies, disclosure of information in this manner has led to increased volatility in their stock price. Additionally, the Advisory Committee and FDA may interpret nonclinical and clinical data differently than we and our experts have. Press coverage and public scrutiny of the materials that will be discussed at the Advisory Committee meeting may negatively affect our stock price and the potential for the NDA for NUPLAZID to be approved. Even if we ultimately obtain approval of the NDA for NUPLAZID, the matters discussed at the Advisory Committee meeting could limit our ability to successfully commercialize NUPLAZID and could adversely impact our stock price.

The FDA is not bound by the recommendations of the Advisory Committee, but it considers such recommendations carefully when making decisions. The FDA may choose not to approve our NDA for NUPLAZID for any of a variety of reasons, including a decision related to the safety or efficacy data for NUPLAZID or for any other issues that they may identify related to our development of NUPLAZID for the treatment of PDP.

Thus, significant uncertainty remains regarding the regulatory approval process for NUPLAZID.

Even if the FDA grants an approval for NUPLAZID for the treatment of PDP, the terms of the approval may limit its commercial potential. Additionally, even after receipt of FDA approval, NUPLAZID would be subject to substantial, ongoing regulatory requirements.

The FDA has complete discretion over the approval of NUPLAZID for the treatment of PDP. If it grants approval, the scope of the approval may limit our ability to commercialize NUPLAZID and, therefore, our ability to generate substantial sales revenues. For example, the FDA may not approve the labeling claims for NUPLAZID that we believe are necessary or desirable for successful commercialization as a treatment for PDP, or may grant approval contingent on the performance of costly post-approval clinical trials or subject to warnings or contraindications, including a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate the risk of off-label use in populations where the FDA may believe that the potential risks of NUPLAZID use may outweigh its benefits. Additionally, even after granting approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for NUPLAZID will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing processes, good clinical practices, international conference on harmonization regulations and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our nonclinical and clinical development and for any clinical trials that we conduct post-approval. The FDA may decide to withdraw approval, add warnings or narrow the approved indications in the product label, or require or revise REMS that could restrict distribution. These actions could result from, among other things, safety concerns, including unexpected side effects or drug-drug interaction problems, or concerns over misuse or abuse of the product. If any of these actions were to occur following approval, we may have to discontinue the commercialization of NUPLAZID, limit our sales and marketing efforts, and/or conduct post-approval studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

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

Our strategy is to build a fully-integrated biopharmaceutical company to successfully execute the commercial launch of NUPLAZID in the United States following regulatory approval. While we have established our core commercial team, we do not currently have a complete organization for the sales, marketing and distribution of NUPLAZID and, as an organization, we do not have any experience commercializing pharmaceutical products. In order to market any products that may be approved by the FDA, including NUPLAZID, we must continue to build our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenues and may not become profitable.

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

If approved, NUPLAZID will be a newly-marketed drug and, therefore, none of the members of our sales force will have ever promoted NUPLAZID prior to its launch. As a result, we will be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing NUPLAZID for the treatment of PDP to neurologists, select psychiatrists, and pharmacists and physicians in long-term care facilities. In addition, we must train our sales force to ensure that a consistent and appropriate message about NUPLAZID is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NUPLAZID and its proper administration, our efforts to successfully commercialize NUPLAZID could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

Our ability to generate product revenues will be diminished if NUPLAZID does not receive coverage from payors or sells for inadequate prices, or if patients have unacceptably high co-pay amounts.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling NUPLAZID at less than an optimized price could impact our revenues and overall success as a company. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of any approved products to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

We are subject to federal, state and foreign healthcare laws and regulations and implementation of or changes to such healthcare laws and regulations could adversely affect our business and results of operations.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our potential products, including NUPLAZID, as described in greater detail in the Government Regulation section of this Annual Report. If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, exclusion from federal health care programs and the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any marketed products, if we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs and constrain the business or financial arrangements with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

If we receive marketing approval from the FDA for NUPLAZID for the treatment of PDP, we could face liability if a regulatory authority determines that we are promoting the product for “off-label” uses.

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

We have experienced significant net losses since our inception. As of December 31, 2015, we had an accumulated deficit of approximately $662.6 million. We expect to incur net losses over the next few years as we advance our programs and incur significant development and commercialization costs.

We have not received any revenues from the commercialization of our product candidates. In September 2015, we submitted our NDA for NUPLAZID for the treatment of PDP to the FDA, which was accepted for priority review by the FDA on October 30, 2015 with a PDUFA goal date of May 1, 2016. The regulatory approval process is time consuming and uncertain and there is no guarantee that our NDA for NUPLAZID will be approved for marketing. Even if our NDA for NUPLAZID is approved, we would still expect to incur significant expenses and net losses for at least the next few years as we begin our first ever commercialization efforts and pursue the development and commercialization of NUPLAZID and other product candidates. Substantially all of our revenues for the twelve months ended December 31, 2015 were from reimbursement of patent costs under our agreements with third parties. The research term of our 2003 research collaboration with Allergan concluded in 2013 and we no longer recognize revenues from this collaboration. In addition, our 1999 muscarinic collaboration focused on glaucoma terminated in 2015 and we will not be receiving any further payments under that agreement. Thus, any payments from Allergan pursuant to our continuing collaboration in chronic pain are dependent upon the advancement of an applicable product candidate. Until such time as we may gain regulatory approval for, and generate revenues from, product sales, we anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues.

We cannot be certain that the milestones required to trigger payments under any ongoing collaborations will be reached or that we will secure additional collaboration agreements. To obtain revenues from our product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, manufacturing and marketing drugs with significant market potential. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize NUPLAZID or any of our other product candidates.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $215.1 million at December 31, 2015. In January 2016, we raised net proceeds of approximately $281.6 million in a follow-on public offering. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

If we do not obtain regulatory approval from foreign jurisdictions, we will not be able to market our products in those jurisdictions, which will limit our commercial revenues.

In order to market our products in foreign jurisdictions, we must obtain foreign regulatory approval in each of those jurisdictions. We currently plan to submit our Marketing Authorization Application for NUPLAZID in Europe later this year, following approval in the United States, if obtained. Even if we obtain regulatory approval in the United States, approval by the FDA does not ensure that foreign jurisdictions will also approve our products for commercial distribution. The regulations in foreign jurisdictions vary. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval in foreign jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work beyond the work that we have conducted to support our NDA submission for PDP. Furthermore, we may not be able to obtain approval for foreign sales. This will restrict our ability to market our products and would limit their commercial potential and value, including that of NUPLAZID.

The pivotal Phase III study with NUPLAZID for PDP, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin will be successful.

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from our successful pivotal -020 Phase III trial with NUPLAZID for the treatment of PDP. Even though we successfully completed the -020 Study, those results are not predictive of the results of any additional studies that we may undertake with pimavanserin, including any post-approval studies that we may undertake if NUPLAZID is approved for marketing by the FDA. We believe that pimavanserin also may have utility in indications other than PDP, such as Alzheimer’s disease psychosis, or ADP, other indications related to Alzheimer’s disease, and schizophrenia. However, prior to the first efficacy study that we commenced in late 2013, we had never tested pimavanserin in clinical studies for ADP or any Alzheimer’s disease indication, and we have only conducted a Phase II trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study or that we will be successful at all in future studies for additional indications or that future results of studies of NUPLAZID for the treatment of PDP will be consistent with those from the -020 Study.

If we do not successfully complete development of NUPLAZID, we will be unable to market and sell NUPLAZID or products derived from it, or to generate related product revenues.

We do not have a partner for the development of our lead product candidate, pimavanserin, and are solely responsible for the advancement of this program and, if approved for marketing, commercialization of the product.

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including clinical trials of pimavanserin for indications other than PDP, in the future we would need to add resources and raise additional funds in order to take this product candidate to market and to conduct the necessary sales and marketing activities, and to conduct further development activities, if we do not secure a partner. Following any potential approval by the FDA, our current strategy is to commercialize NUPLAZID for PDP in the United States by establishing a specialty sales force focused primarily on neurologists, a small group of psychiatrists, and pharmacists and physicians in long-term care facilities who treat PDP patients. In addition, if we commercialize NUPLAZID in select markets outside of the United States, we will more than likely need to establish one or more strategic alliances in the future for that purpose. Without future collaboration partners in the United States and abroad, we might not be able to realize the full value of NUPLAZID.

We have conducted an initial life cycle planning project for pimavanserin that was initiated in the second quarter of 2015 and through which we expect to formulate a multi-year plan to develop pimavanserin in indications beyond PDP. Given the unique profile of pimavanserin, together with the list of potential indications we could pursue, this is a substantial and a very important undertaking. Our life cycle planning process will be ongoing as we evaluate appropriate indications for pimavanserin to pursue as we seek to maximize the opportunities for this compound. If our life-cycle planning and execution is not conducted successfully, then we may not realize the full value from pimavanserin or may devote substantial resources to develop pimavanserin for indications that are ultimately not successful or do not yield adequate returns. Furthermore, even if NUPLAZID is approved for PDP, a failure in a subsequent study for another indication could harm our ability to successfully market NUPLAZID for PDP or could lead to it being withdrawn from the market. If we are unable to develop pimavanserin for other indications, we may not be able to maximize the potential of the compound and that could have a material adverse effect on our future revenues and our success as a company.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we ended Phase I testing of AM-831 in 2012 and had previously had an unsuccessful Phase III trial with our most advanced product candidate, NUPLAZID. Following the reporting of successful results from the Phase III -020 Study with NUPLAZID in November 2012 and our meeting with the FDA in April 2013, we submitted our NDA for NUPLAZID for PDP in September 2015 that was accepted for priority review by the FDA on October 30, 2015 with a PDUFA goal date of May 1, 2016. An unfavorable outcome in any of the ongoing or future development efforts for NUPLAZID, including any unfavorable decisions related to our NDA, would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our PDP program, we commenced a Phase II study with pimavanserin for patients with ADP in November 2013 and we are planning additional studies in other indications, including those within schizophrenia and Alzheimer’s disease. We have a continuing clinical collaboration with Allergan with separate product candidates for the treatment of chronic pain that has reached Phase II development.

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

•

patient recruitment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

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

One aspect of our strategy is to selectively enter into collaboration agreements with third parties. We currently rely, and will continue to rely, on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates, other than pimavanserin, and we have limited control over the amount and timing of resources that our collaborators may devote to our product candidates. We may choose to rely on collaborations in the future for certain portions of our pimavanserin program or for the commercialization of NUPLAZID in certain territories outside of the United States. The research term of our 2003 research collaboration with Allergan concluded in 2013 and we no longer recognize revenues from this collaboration. In addition, our 1999 muscarinic collaboration focused on glaucoma terminated in 2015 and we will not be receiving any further payments under that agreement. Any additional payments from our continuing collaboration agreement with Allergan in chronic pain are dependent upon further advancement of an applicable product candidate. Unless these milestones are met, we will not receive future revenues from our continuing collaboration with Allergan.

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

In July 2014, Allergan announced that it would be reducing its worldwide headcount by approximately 13% and that it would be restructuring its operations. In March 2015, Actavis plc acquired Allergan. Then, in November 2015, Allergan announced it entered into an agreement with Pfizer Inc. under which Pfizer will acquire Allergan. Allergan also previously has announced that it was seeking a partner for further development and commercialization of drug candidates in our chronic pain program under our continuing collaboration. In connection with Actavis’ acquisition of Allergan, and any related restructuring, Allergan elected to terminate our collaboration focused on muscarinic product candidates, including the glaucoma program covered by such collaboration, and, in connection with Actavis’ and subsequently Pfizer’s acquisition of Allergan, it may choose to devote substantially less resources to the chronic pain program or could discontinue such program entirely. If Allergan is unable to successfully partner our chronic pain program, it may elect to not pursue further development. In addition, any partner that Allergan does identify may devote substantially less resources than Allergan has devoted to this program to date. In addition, Allergan can terminate our existing chronic pain collaboration upon prior notice to us, as it has done with the glaucoma collaboration. Allergan may be more likely to terminate, or decline to continue, our chronic pain collaboration in connection with Actavis’ and Pfizer’s acquisition of Allergan.

If Allergan elects to devote substantially less resources to the chronic pain program, absent circumstances giving rise to our right to terminate, our remedies against Allergan are limited, and we may not be able to regain rights to such program. If Allergan elects to discontinue the chronic pain program and terminates our collaboration agreement, as was the case with the glaucoma program, the discontinued program may revert to us, in which case we would need to evaluate whether to continue advancing such program alone or with a new collaborator. Either advancing such program alone or seeking a new collaborator would divert our management’s attention and involve expending additional resources that are currently devoted to our other programs, including our pimavanserin program. We have not yet made a determination with regard to any further development of the glaucoma program that will be returning to us under the collaboration focused on muscarinic product candidates.

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

We have a continuing collaboration with Allergan for the development of product candidates related to chronic pain. Allergan may also pursue other research programs related to pain management that are independent from our collaboration in this therapeutic area. In March 2015, Actavis acquired Allergan and, in November 2015, Allergan announced it entered into an agreement with Pfizer under which Pfizer will acquire Allergan. Actavis and Pfizer may have, or acquire rights to, additional programs related to chronic pain, which could impact the strategy with respect to the development of product candidates covered by our continuing collaboration.

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

Of the large number of product candidates in development, only a small percentage result in the submission of an NDA to the FDA or comparable regulatory filing to regulatory authorities in other jurisdictions, and even fewer are approved for marketing. We cannot assure you that, even if clinical trials are completed, either we or our collaborators will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Even if we or our collaborators successfully complete the clinical trials of product candidates and apply for such required authorizations, the product candidates, such as pimavanserin, may fail for other reasons, including the possibility that the product candidates will:

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

We currently depend, and will in the future continue to depend, on third parties to manufacture NUPLAZID and our other product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID or our other product candidates.

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

In August 2015, we contracted with Patheon Pharmaceuticals Inc. to manufacture NUPLAZID drug product for commercial use in the United States following any commercial launch of NUPLAZID, if approved by the FDA. Additionally, in August 2015 we contracted with BASF Pharma (Evionnaz) SA, which was subsequently acquired by Siegfried Pharma Evionnaz SA in October 2015, to manufacture active pharmaceutical ingredient, or API, to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for NUPLAZID drug product or NUPLAZID API. Even if we are able to enter into other long-term agreements with manufacturers for commercial supply on reasonable terms, we may be unable to do so with sufficient time prior to launch of NUPLAZID, which would expose us to substantial supply risk and potentially jeopardize our launch.

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

As of December 31, 2015, we employed approximately 160 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources if the NDA for NUPLAZID is approved for marketing and we establish a commercial sales force. Our current infrastructure will be inadequate to support these future efforts and expected growth. In particular, we will have to develop internal sales, marketing, and distribution capabilities if we decide to market any drug that we may successfully develop, including NUPLAZID. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

As we grow as an organization and expand from a development to a commercial-stage company, we may make certain changes to our organization in order to properly manage our growth, which may include changes to the composition of our board of directors and management. Any such changes may be disruptive to us as an organization, which could harm our business.

As we continue to grow as an organization, including by expanding our development efforts and building out our commercial capabilities in anticipation of commercial launch of NUPLAZID, if approved, we will evaluate, and may implement, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. These changes may include changes to the size and composition of our management and/or board of directors, as appropriate, to include individuals with substantial experience in managing or serving on the boards of directors of commercial-stage pharmaceutical companies. For example, two long-standing board members resigned in November and December 2015, and our board recently elected three new board members, Dr. Edmund Harrigan, Julian Baker and Jim Daly. Additionally, in September 2015, we named Steve Davis, who had been serving as our Interim CEO since March 2015, to be our President and Chief Executive Officer and to be a member of our Board of Directors. We also recently named Dr. Serge Stankovic as our new Executive Vice President, Head of Research and Development, to replace our previous Executive Vice President, Development and Chief Medical Officer who resigned in November 2015. We also hired a new Chief Medical Officer in January 2016. We currently are recruiting for a new Chief Financial Officer and may decide to hire other executive level employees as we grow. Any such significant changes to the organization may distract management or otherwise be disruptive to us as a company, which could harm our business.

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

•

the costs associated with litigation, including the costs incurred in defending against claims made in the two putative class action complaints, which have now been consolidated into one action, filed following our March 2015 announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID and the subsequent decline of the price of our common stock; and

•	general and industry-specific economic conditions.

We believe that comparisons from period to period of our financial results are not necessarily meaningful and should not be relied upon as indications of our future performance.

Future changes to U.S. and non-U.S. tax laws could materially adversely affect us.

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

The FDA will need to provide final approval of the NUPLAZID product name regardless of our trademark registration from the United States Patent and Trademark Office. Typically, the FDA conducts an extensive review of proposed product names, including an evaluation for possible confusion with other existing product names. If the FDA does not approve the name NUPLAZID, we will need to adopt an alternative name. As a result, we would lose the benefit of any existing trademark applications and may need to spend significant resources in an effort to select another product name that will meet FDA approval, qualify under existing trademark laws and not infringe on the existing rights of third parties. Additionally, if the FDA does not approve our proposed trade name, and we are unable to adopt an alternative name in a timely manner, we may be required to launch without a brand name, and our efforts to build a successful brand identity for, and commercialize, the product may be adversely impacted. In addition, we will need to develop brand loyalty for any product name in order to commercialize pimavanserin effectively. If we fail to do this, it could negatively impact our future revenues from sales of pimavanserin.

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

Our commercial success depends on obtaining and maintaining intellectual property rights to our product candidates, including NUPLAZID, and technologies, as well as successfully defending these rights against third-party challenges. Any misappropriation of our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and contracts requiring confidentiality and nondisclosure.

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

Some of our academic institutional licensors, research collaborators and scientific advisors have rights to publish data and information to which we have rights. We generally seek to prevent our collaborators from disclosing scientific discoveries until we have the opportunity to file patent applications on such discoveries, but in some cases, we are limited to relatively short periods to review a proposed publication and file a patent application. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information may be impaired.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

Because we operate in the highly technical field of drug discovery and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality, nondisclosure, and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. We also have not entered into any noncompete agreements with any of our employees. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of future employment with any of our competitors. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

In post-issuance proceedings, United States PTO rules and regulations generally tend to favor patent challengers over patent owners. For example, unlike in district court litigation, claims challenged in post-issuance proceedings are given their broadest reasonable meaning, which increases the chance a claim might be invalidated by prior art or lack support in the patent specification. The United States Supreme Court is currently reviewing whether it is proper for the United States PTO to give claims their broadest reasonable meaning in post-issuance proceedings. As another example, unlike in district court litigation, there is no presumption of validity for an issued patent, and thus, a challenger’s burden to prove invalidity is by a preponderance of the evidence, as opposed to the heightened clear and convincing evidence standard. As a result of these rules and others, statistics released by the United States PTO show a high percentage of claims being invalidated in post-issuance proceedings. Moreover, with few exceptions, there is no standing requirement to petition the United States PTO for inter partes review or post-grant review. In other words, companies that have not been charged with infringement or that lack commercial interest in the patented subject matter can still petition the United States PTO for review of an issued patent. Thus, even where we have issued patents, our rights under those patents may be challenged and ultimately not provide us with sufficient protection against competitive products or processes.

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

For example, the use of NUPLAZID for the treatment of PDP would compete with off-label use of antipsychotic drugs, including generic drugs quetiapine and clozapine. Pimavanserin for the treatment of ADP would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine, and drugs indicated for the treatment of Alzheimer’s disease and dementia in patients with Alzheimer’s disease, including Aricept, marketed by Eisai Inc. and Pfizer Inc., and Namenda, marketed by Forest Laboratories, LLC, a wholly-owned subsidiary of Actavis. Pimavanserin for the treatment of Alzheimer’s disease agitation would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine. Pimavanserin for the treatment of schizophrenia would compete with Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., and generic drugs olanzapine, risperidone, aripiprazole and clozapine. In the area of chronic pain, potential products would compete with Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PDP and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. We filed registration statements in connection with private financings that we concluded in January 2011 and December 2012, which registrations cover approximately 17.0 million shares and 19.5 million shares of our common stock, respectively. In addition, in connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Based on information available to us, the Baker Entities collectively beneficially owned approximately 20.8% of our common stock as of January 8, 2016. Under the registration rights agreement we have agreed that, if at any time and from time to time after the expiration of an initial period of approximately 90 days, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities, will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities, by exercising these registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also have an effective registration statement to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registration statement, or an indeterminate number of shares pursuant to a new registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

If our officers, directors, and largest stockholders choose to act together, they may be able to significantly influence our management and operations, acting in their best interests and not necessarily those of our other stockholders.

Our directors, executive officers and holders of five percent or more of our outstanding common stock and their affiliates beneficially own a substantial portion of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of all of our board members, amendments to our certificate of incorporation, going-private transactions, and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of our other stockholders.

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

As of December 31, 2015, our primary facility consists of approximately 51,000 square feet of leased office space located in San Diego, California, which is leased through February 2019. We lease two facilities in San Diego related to our research and development activities that cover an aggregate of approximately 11,000 square feet of laboratory and office space. We believe that our existing facilities are adequate for our current needs.

Item 3.	Legal Proceedings.

In March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PDP and the subsequent decline of the price of our common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against us and certain of our current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accuses the defendants of making materially false and misleading statements regarding the anticipated timing of our planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, we filed a motion to dismiss the consolidated complaint. Subject to court approval, the parties stipulated that plaintiffs shall file their opposition to our motion to dismiss on March 22, 2016 and that we shall file our reply to plaintiffs’ opposition on April 21, 2016. The hearing on our motion to dismiss is scheduled for May 20, 2016. We plan to continue to vigorously defend against the claims advanced.

Item 4.	Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ACAD”. The following table sets forth the high and low per share sale prices for our common stock as reported on the NASDAQ Global Select Market for the periods indicated.

2015	High	Low
First Quarter	$46.48	$29.45
Second Quarter	$43.24	$31.00
Third Quarter	$51.99	$30.03
Fourth Quarter	$43.30	$30.51

2014	High	Low
First Quarter	$32.00	$21.20
Second Quarter	$25.50	$15.64
Third Quarter	$29.31	$19.21
Fourth Quarter	$33.49	$22.04

As of January 29, 2016, there were 112,636,457 shares of common stock outstanding held by approximately 40 stockholders of record. Many stockholders hold their shares in street name and we believe that there are approximately 33,000 beneficial owners of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Performance Graph

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2010 through December 31, 2015 in (i) our common stock, (ii) the NASDAQ Biotechnology Index, and (iii) the NASDAQ U.S. Benchmark TR Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

Item 6.	Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2015 and 2014 and the related consolidated statements of operations for each of the three years ended December 31, 2015 and related notes appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Collaborative revenues	$61	$120	$1,145	$4,907	$2,067

Operating expenses:
License fees	2,500	—	—	—	—
Research and development	73,869	60,602	26,722	18,794	17,309
General and administrative	88,304	32,748	12,720	6,999	7,610

Total operating expenses	164,673	93,350	39,442	25,793	24,919

Loss from operations	(164,612)	(93,230)	(38,297)	(20,886)	(22,852)
Interest income, net	499	755	349	37	87

Loss before income taxes	(164,113)	(92,475)	(37,948)	(20,849)	(22,765)
Income tax expense	330	—	—	—	—

Net loss	$(164,443)	$(92,475)	$(37,948)	$(20,849)	$(22,765)

Net loss per common share, basic and diluted	$(1.63)	$(0.95)	$(0.44)	$(0.38)	$(0.44)

Weighted average common shares outstanding, basic and diluted	100,630	97,248	85,715	55,116	52,183

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$215,132	$322,486	$185,790	$107,967	$31,048
Working capital	197,087	308,784	181,381	102,600	25,784
Total assets	221,896	325,458	189,118	108,590	32,114
Total stockholders’ equity	199,762	309,489	182,131	84,984	23,362

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements, which involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, proprietary and external programs, products or product candidates, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Forward-looking statements are not guarantees of performance. Actual results or events may differ materially from those anticipated in our forward-looking statements as a result of various factors, including those set forth under the section captioned “Risk Factors” elsewhere in this report. Information in the following discussion for a yearly period means for the year ended December 31 of the indicated year.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug candidate, NUPLAZID (pimavanserin), for which we have reported positive Phase III pivotal trial results in Parkinson’s disease psychosis, or PDP, and which has the potential to be the first drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID has demonstrated significant efficacy in Parkinson’s disease psychosis in our Phase III pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved for use in PDP patients. We hold worldwide commercialization rights to pimavanserin.

We are pursuing Parkinson’s disease psychosis as our lead indication for NUPLAZID. In September 2015, we submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for NUPLAZID for the treatment of psychosis associated with Parkinson’s disease, which was accepted for priority review by the FDA on October 30, 2015 with a Prescription Drug User Fee Act, or PDUFA, goal date of May 1, 2016. In January 2016, we announced that the FDA’s Psychopharmacologic Drugs Advisory Committee will review data included in the NDA for NUPLAZID. At the Advisory Committee meeting, scheduled for March 29, 2016, the Advisory Committee will discuss and advise the FDA on the risk-benefit profile of NUPLAZID for the treatment of PDP. In September 2014, we announced that the FDA granted Breakthrough Therapy designation for NUPLAZID for the treatment of PDP. The Breakthrough Therapy designation was created to expedite the development and review of drugs that are intended to treat serious or life-threatening conditions. If approved, we intend to commercialize NUPLAZID for Parkinson’s disease psychosis in the United States by establishing a specialty sales force focused primarily on physicians who treat PDP patients, including neurologists, psychiatrists and long-term care physicians.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders beyond PDP and we plan to continue to study the use of pimavanserin in multiple disease states. We believe Alzheimer’s disease represents one of our most important opportunities for further exploration. We are currently conducting a Phase II study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or ADP, a disorder for which no drug is currently approved by the FDA, and expect to complete enrollment of this study around mid-year 2016 and have top-line results of the study in the fourth quarter of 2016. We also plan to initiate a Phase II study in Alzheimer’s disease agitation in the first half of 2016. We believe schizophrenia represents a disease with multiple unmet or ill-served needs and we are currently evaluating the most attractive development opportunities there for pimavanserin. We have successfully completed a Phase II study of pimavanserin in the treatment of schizophrenia where we observed significant anti-psychotic effects when pimavanserin was co-administered with a low dose of risperidone, a generic drug currently approved for the treatment of schizophrenia.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of December 31, 2015, we had an accumulated deficit of $662.6 million. We expect to continue to incur operating losses for at least the next few years as we advance our programs and incur significant development and commercialization costs.

Revenues

We have not generated any revenues from product sales to date. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. Our collaboration agreement with Allergan focused on muscarinic product candidates for the treatment of glaucoma terminated in 2015 and we will not be receiving any further payments under that agreement. Our continuing collaboration agreement with Allergan involves the development of product candidates in the area of chronic pain. Under this continuing agreement, we are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any. We no longer receive research funding from this agreement and additional payments are dependent upon the advancement of an applicable product candidate. Our continuing collaboration agreement with Allergan in chronic pain is subject to termination upon notice by Allergan.

License Fees

License fees consist of our milestone payments due to the Ipsen Group under our 2006 license agreement, pursuant to which we licensed certain intellectual property rights that complement our patent portfolio for our serotonin platform, including NUPLAZID. In connection with the FDA’s acceptance of the filing of the NDA for NUPLAZID in the fourth quarter of 2015, we paid a $2.5 million milestone to the Ipsen Group, and a potential future milestone payment of $8.0 million would be payable upon obtaining regulatory approval from the FDA of our NDA for NUPLAZID. If NUPLAZID is approved, then we would also make royalty payments to the Ipsen Group of up to two percent on future net product sales, if any.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses by project for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Costs of external service providers:
NUPLAZID (pimavanserin)	$40,506	$43,161	$16,625
Other programs	890	723	709

Subtotal	41,396	43,884	17,334
Internal costs	20,302	11,527	7,180
Stock-based compensation	12,171	5,191	2,208

Total research and development	$73,869	$60,602	$26,722

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

We expect our research and development expenses to increase and continue to be substantial as we pursue the development of pimavanserin, including supporting the FDA’s review of our NDA for NUPLAZID, our ongoing open-label safety extension study, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including those within schizophrenia and other Alzheimer’s disease indications. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

Our general and administrative expenses have consisted primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees associated with legal and accounting services, and costs associated with patents and patent applications for our intellectual property. In addition, starting in the second half of 2013, we began to hire the senior leadership of our commercial organization that is helping us prepare for the planned launch of NUPLAZID and we are currently expanding our commercial organization and preparing to build a specialty sales force in the United States that will focus on promoting NUPLAZID, if approved by the FDA. We expect our general and administrative expenses to increase in future periods to support activities associated with our planned launch of NUPLAZID and our further development of pimavanserin in indications other than Parkinson’s disease psychosis.

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

Research and Development Accruals

We estimate certain costs and expenses and accrue for these liabilities as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include, among other things, costs associated with services provided by contract organizations for, preclinical development, manufacturing of our product candidates, and clinical trials. We accrue for costs incurred as the services are being provided by monitoring the status of the trial or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed materially from the actual costs incurred. However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

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

Comparison of the Years Ended December 31, 2015 and 2014

License Fees

We incurred license fees of $2.5 million in connection with the FDA’s acceptance of the filing of the NDA for NUPLAZID in the fourth quarter of 2015, adjusted for credits for prior payments made by us, pursuant to our 2006 license agreement with the Ipsen Group. We did not incur any similar license fees in 2014. A potential future milestone payment of $8.0 million would be payable upon obtaining regulatory approval from the FDA of our NDA for NUPLAZID. If NUPLAZID is approved, then we would also make royalty payments to the Ipsen Group of up to two percent on future net product sales, if any.

Research and Development Expenses

Research and development expenses increased to $73.9 million in 2015, including $12.2 million in stock-based compensation, from $60.6 million in 2014, including $5.2 million in stock-based compensation. This increase was primarily due to an increase of $15.8 million in personnel and related costs and stock compensation expense associated with our expanded research and development organization, partially offset by pimavanserin manufacturing development costs incurred in 2014 not incurred in 2015. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including supporting the FDA’s review of our NDA for NUPLAZID, our ongoing open-label safety extension study, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in other indications, including those within Alzheimer’s disease and schizophrenia, as well as the development of our other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $88.3 million in 2015, including $28.0 million in stock-based compensation, from $32.7 million in 2014, including $10.8 million in stock-based compensation. This increase was due to increases in personnel and related costs of $35.3 million and increases in external services costs of $20.3 million. Contributing to the increase in personnel costs was $9.6 million in expense incurred in connection with the transition agreement we entered into with our former Chief Executive Officer upon his retirement in the first quarter of 2015. Included in this compensation expense of $9.6 million was $9.0 million in stock-based compensation expense representing the fair value of the outstanding options expected to vest over the term of the transition agreement as valued on his retirement date. Excluding the expense incurred in connection with the transition agreement with our former Chief Executive Officer, the increases in personnel costs and external services costs were largely related to our commercial preparations for the planned launch of NUPLAZID. We anticipate that our general and administrative expenses will increase in future periods to support our planned development and commercial activities for NUPLAZID.

Comparison of the Years Ended December 31, 2014 and 2013

Revenues

Revenues decreased to $120,000 in 2014 from $1.1 million in 2013. This decrease was partially due to the conclusion of our 2003 research collaboration with Allergan in March 2013. Revenues from our collaborations with Allergan decreased to $40,000 in 2014 from $571,000 in 2013. Additionally, revenues from agreements with other parties, including research grants, decreased to $80,000 in 2014 compared to $574,000 in 2013 due to decreased activities under research grants.

Research and Development Expenses

Research and development expenses increased to $60.6 million in 2014, including $5.2 million in stock-based compensation, from $26.7 million in 2013, including $2.2 million in stock-based compensation. This increase was primarily due to an increase of $26.6 million in external service costs as well as an increase in costs associated with our expanded research and development organization, including $4.2 million in increased personnel costs, and $3.0 million in increased stock-based compensation. External service costs totaled $43.9 million in 2014, compared to $17.3 million in 2013. The increase in external service costs was largely attributable to increased third-party costs related to our development of, and NDA submission for, NUPLAZID.

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

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. For example, in January 2016, we raised net proceeds of approximately $281.6 million in a follow-on public offering, and in 2014 and 2013 we raised net proceeds of $196.8 million and $107.9 million, respectively, in public offerings of our common stock. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our planned commercial activities for NUPLAZID and our ongoing and planned development activities for pimavanserin for other indications. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next twelve months.

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

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, public or private sales of our securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock

We have invested a substantial portion of our available cash in a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruptions in the credit markets that have occurred in the past. However, if there are future disruptions in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected.

At December 31, 2015, we had $215.1 million in cash, cash equivalents, and investment securities, compared to $322.5 million at December 31, 2014. This $107.4 million decrease in cash, cash equivalents, and investment securities during 2015 was primarily due to the $121.8 million of cash used in operations, partially offset by $14.5 million received from stock option exercises and purchases under our employee stock purchase plan. Net cash used in operating activities increased to $121.8 million in 2015 compared to $66.4 million in 2014 and $31.8 million in 2013. The increase in net cash used in operating activities in 2015 relative to 2014 was primarily due to the increase in our net loss, offset by an increase of $24.2 million in non-cash stock-based compensation expense, together with changes in our operating assets and liabilities, including accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased by $5.9 million in 2015 compared to an increase of $8.9 million during 2014. The increases in accounts payable and accrued liabilities were due to increases in external service costs related to our commercial preparations for the planned launch of NUPLAZID.

The increase in net cash used in operating activities in 2014 relative to 2013 was primarily due to the increase in our net loss, offset by an increase of $10.3 million in non-cash stock-based compensation expense, together with changes in our operating assets and liabilities, including accounts payable and accrued expenses. Accounts payable and accrued liabilities increased by $8.9 million in 2014 compared to an increase of $1.4 million during 2013. The increase in accounts payable and accrued expenses was primarily due to an increase in external service costs associated with our expanded research and development activities.

Net cash provided by investing activities totaled $147.6 million in 2015 compared to net cash used in investing activities of $87.3 million in 2014 and $126.1 million in 2013. Net cash used in investing activities has fluctuated significantly from period to period primarily due to the timing of purchases and maturities of investment securities.

Net cash provided by financing activities decreased to $14.5 million in 2015 compared to $203.9 million in 2014 and $111.7 million in 2013. The decrease in net cash provided by financing activities in 2015 relative to 2014 was primarily attributable to $196.8 million in net proceeds received from our public offering of common stock in March 2014. The increase in net cash provided by financing activities in 2014 relative to 2013 was primarily attributable to the additional proceeds received from our public offering of common stock in March 2014 as compared to our public offering of common stock in May 2013 which raised net proceeds of $107.9 million.

Contractual Obligations

The following is a summary of our long-term contractual obligations as of December 31, 2015 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$6,024	$2,336	$3,428	$260	$—
Other long-term contractual obligations	2,562	808	1,660	94	—

Total	$8,586	$3,144	$5,088	$354	$—

In addition to operating leases, we enter into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. To the extent these long-term commitments are noncancelable, they are reflected in the above table. We also enter into short-term agreements with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation, or that are undocumented except for an invoice. Such short-term agreements are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the agreement and therefore are not reflected in the above table.

In addition, we have entered into an agreement with the Ipsen Group pursuant to which we licensed certain intellectual property rights that complement our patent portfolio for our serotonin platform, including NUPLAZID. If certain conditions are met, we would be required to make future payments, including milestones, sublicensing fees, and royalties. In connection with the FDA’s acceptance of the filing of the NDA for NUPLAZID in the fourth quarter of 2015, we paid a $2.5 million milestone to the Ipsen Group, adjusted for credits for prior payments made by us to Ipsen, and a potential future milestone payment of $8.0 million would be payable upon obtaining regulatory approval from the FDA. If NUPLAZID is approved, then we would also make royalty payments to Ipsen of up to two percent on future net product sales, if any. Because the remaining milestone payment would only be payable upon obtaining regulatory approval from the FDA and it is uncertain when, or if, such event will occur, we cannot forecast with any degree of certainty when, or if, we will be required to make this payment under this agreement. Similarly, royalty payments would be contingent upon any net product sales. Accordingly, none of these amounts are included in the above table.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our principal executive, financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer, concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

We have audited ACADIA Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). ACADIA Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ACADIA Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ACADIA Pharmaceuticals Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2015 of ACADIA Pharmaceuticals Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 29, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC by April 29, 2016 (the “Proxy Statement”) and is incorporated in this report by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.acadia-pharm.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Stockholders may request a free copy of the Code of Business Conduct and Ethics from our chief compliance officer, Ryan E. Brown c/o ACADIA Pharmaceuticals Inc., 3611 Valley Centre Drive, Suite 300, San Diego, CA 92130.

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

The information required by this Item will be set forth in the section headed “—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated in this report by reference.

PART IV

Item	15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. The following financial statements of ACADIA Pharmaceuticals Inc. and Reports of Ernst & Young LLP and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firms, are included in this report:

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

ACADIA PHARMACEUTICALS INC.

/s/ STEPHEN R. DAVIS
Stephen R. Davis Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive, Financial and Accounting Officer)

Date: February 29, 2016

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Stephen R. Davis, his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN R. DAVIS Stephen R. Davis	Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	February 29, 2016

/S/ LESLIE IVERSEN Leslie Iversen	Chairman of the Board	February 29, 2016

/S/ JULIAN BAKER Julian Baker	Director	February 29, 2016

/S/ STEPHEN BIGGAR Stephen Biggar	Director	February 29, 2016

/S/ LAURA BREGE Laura Brege	Director	February 29, 2016

/S/ JAMES DALY James Daly	Director	February 29, 2016

/S/ MARY ANN GRAY Mary Ann Gray	Director	February 29, 2016

/S/ EDMUND HARRIGAN Edmund Harrigan	Director	February 29, 2016

/S/ DANIEL SOLAND Daniel Soland	Director	February 29, 2016

/S/ WILLIAM M. WELLS William M. Wells	Director	February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheet of ACADIA Pharmaceuticals Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACADIA Pharmaceuticals Inc. at December 31, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACADIA Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ACADIA Pharmaceuticals Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of ACADIA Pharmaceuticals Inc. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Diego, California

February 26, 2015

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$102,138	$61,854
Investment securities, available-for-sale	112,994	260,632
Interest and other receivables	1,638	964
Prepaid expenses and other current assets	2,219	1,168

Total current assets	218,989	324,618
Property and equipment, net	2,203	553
Restricted cash	375	—
Other assets	329	287

Total assets	$221,896	$325,458

Liabilities and stockholders’ equity
Accounts payable	$1,672	$2,016
Accrued liabilities	20,230	13,818

Total current liabilities	21,902	15,834

Long-term liabilities	232	135

Total liabilities	22,134	15,969

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.0001 par value; 225,000,000 shares and 150,000,000 shares authorized at December 31, 2015 and December 31, 2014, respectively; 101,938,702 shares and 100,047,331 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	10	10
Additional paid-in capital	862,327	807,631
Accumulated deficit	(662,586)	(498,143)
Accumulated other comprehensive income (loss)	11	(9)

Total stockholders’ equity	199,762	309,489

Total liabilities and stockholders’ equity	$221,896	$325,458

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues
Collaborative revenues	$61	$120	$1,145

Operating expenses
License fees	2,500	—	—
Research and development	73,869	60,602	26,722
General and administrative	88,304	32,748	12,720

Total operating expenses	164,673	93,350	39,442

Loss from operations	(164,612)	(93,230)	(38,297)
Interest income, net	499	755	349

Loss before income taxes	(164,113)	(92,475)	(37,948)
Income tax expense	330	—	—

Net loss	$(164,443)	$(92,475)	$(37,948)

Net loss per common share, basic and diluted	$(1.63)	$(0.95)	$(0.44)

Weighted average common shares outstanding, basic and diluted	100,630	97,248	85,715

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(164,443)	$(92,475)	$(37,948)

Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities	13	(60)	45
Foreign currency translation adjustments	7	3	(1)

Comprehensive loss	$(164,423)	$(92,532)	$(37,904)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(164,443)	$(92,475)	$(37,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	40,194	16,039	5,711
Amortization of premiums and accretion of discounts on investment securities, available for sale	(2,060)	484	1,528
Depreciation	647	206	79
Income tax benefit from exercise of stock options	(247)	—	—
Gain on disposal of assets	—	—	(10)
Changes in operating assets and liabilities:
Interest and other receivables	(674)	(214)	(505)
Prepaid expenses and other current assets	(804)	652	(1,484)
Restricted cash	(375)	—	—
Other assets	(42)	(108)	(179)
Accounts payable	(344)	1,644	(1,003)
Accrued liabilities	6,256	7,266	2,413
Deferred revenue	—	(55)	(379)
Long-term liabilities	97	127	8

Net cash used in operating activities	(121,795)	(66,434)	(31,769)

Cash flows from investing activities
Purchases of investment securities	(269,486)	(335,361)	(211,585)
Maturities of investment securities	419,197	248,268	86,087
Purchases of property and equipment	(2,141)	(180)	(618)
Proceeds from sales of property and equipment	—	—	12

Net cash provided by (used in) investing activities	147,570	(87,273)	(126,104)

Cash flows from financing activities
Proceeds from issuances of equity securities, net of issuance costs	14,547	203,851	111,682
Deferred offering costs	(292)	—	—
Income tax benefit from exercise of stock options	247	—	—

Net cash provided by financing activities	14,502	203,851	111,682

Effect of exchange rate changes on cash	7	3	(1)

Net increase (decrease) in cash and cash equivalents	40,284	50,147	(46,192)
Cash and cash equivalents at beginning of period	61,854	11,707	57,899

Cash and cash equivalents at end of period	$102,138	$61,854	$11,707

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$415	$—	$—

Supplemental disclosure of noncash investing information:
Property and equipment purchases in accrued liabilities	$156	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2012	73,334,216	$7	$452,693	$(367,720)	$4	$84,984
Issuance of common stock in public offering, net of issuance costs	9,200,000	1	107,882	—	—	107,883
Issuance of common stock from exercise of stock options	1,455,406	—	3,441	—	—	3,441
Issuance of common stock pursuant to employee stock purchase plan	122,853	—	358	—	—	358
Issuance of common stock from exercise of warrants on a net issuance basis	1,643,006	—	—	—	—	—
Reclassification from redeemable common stock	5,347,137	1	17,657	—	—	17,658
Net loss	—	—	—	(37,948)	—	(37,948)
Stock-based compensation	—	—	5,711	—	—	5,711
Other comprehensive income	—	—	—	—	44	44

Balances at December 31, 2013	91,102,618	$9	$587,742	$(405,668)	$48	$182,131

Issuance of common stock in public offering, net of issuance costs	7,360,000	1	196,778	—	—	196,779
Issuance of common stock from exercise of stock options	1,486,802	—	6,408	—	—	6,408
Issuance of common stock pursuant to employee stock purchase plan	97,911	—	664	—	—	664
Net loss	—	—	—	(92,475)	—	(92,475)
Stock-based compensation	—	—	16,039	—	—	16,039
Other comprehensive loss	—	—	—	—	(57)	(57)

Balances at December 31, 2014	100,047,331	$10	$807,631	$(498,143)	$(9)	$309,489

Issuance of common stock from exercise of stock options	1,822,578	—	12,991	—	—	12,991
Issuance of common stock pursuant to employee stock purchase plan	68,793	—	1,556	—	—	1,556
Income tax benefit from exercise of stock options	—	—	247	—	—	247
Deferred offering costs	—	—	(292)	—	—	(292)
Net loss	—	—	—	(164,443)	—	(164,443)
Stock-based compensation	—	—	40,194	—	—	40,194
Other comprehensive income	—	—	—	—	20	20

Balances at December 31, 2015	101,938,702	$10	$862,327	$(662,586)	$11	$199,762

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

ACADIA Pharmaceuticals Inc. (the “Company”), based in San Diego, California, is a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. The Company was originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. and reincorporated in Delaware in 1997.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date at the date of purchase of three months or less to be cash equivalents.

Investment Securities

The Company has classified all of its investment securities as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ equity. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses, if any, are also included in interest income. The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash and cash equivalents, interest and other receivables, restricted cash, and accounts payable and accrued liabilities, approximate fair value due to the relative short-term nature of these instruments.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

License Fees

The Company expenses amounts paid to acquire licenses associated with products under development when the ultimate recoverability of the amounts paid is uncertain and the technology has no alternative future use when acquired. Acquisitions of technology licenses are charged to expense or capitalized based upon management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. The Company has determined that technological feasibility for its product candidates is reached when the requisite regulatory approvals are obtained to make the product available for sale.

Research and Development Expenses

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, costs associated with services provided by contract organizations for preclinical development, pre-commercialization manufacturing expenses, and clinical trials. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or services

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provided and the invoices received from its external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known, the Company adjusts its accruals. Certain research and development programs have been funded under agreements with collaboration partners, and the Company’s costs related to these activities are included in research and development expenses.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and investment securities. The Company invests its excess cash primarily in a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

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

	Years Ended December 31,
	2015	2014	2013
Stock Options:
Expected volatility	89%	93%	94%
Risk-free interest rate	1-2%	1-2%	1-2%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.7	5.7	6.0

	Years Ended December 31,
	2015	2014	2013
Employee Stock Purchase Plan:
Expected volatility	51-59%	44-95%	69-118%
Risk-free interest rate	0.1-0.9%	0.1-0.5%	0.1-0.3%
Expected dividend yield	0%	0%	0%
Expected life in years	0.5-2.0	0.5-2.0	0.5-2.0

Stock-based awards issued to non-employees other than directors are accounted for under the fair value method using the Black-Scholes valuation model and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obtained. The stock-based compensation expense related to the grant of stock options to non-employees was $584,000 for the year ended December 31, 2013, and was not significant for the years ended December 31, 2015 and 2014. In 2015, stock options were granted to a non-employee that vest upon the attainment of Company-specific performance criteria. Through December 31, 2015, no expense was recognized related to these performance-based stock options as future vesting was uncertain.

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

Expected Life. In determining the expected life for stock options, the Company considers, among other factors, its historical exercise experience to date as well as the mean time remaining to full vesting of all outstanding options and the mean time remaining to the end of the contractual term of all outstanding options. The estimated life for the Company’s employee stock purchase rights is based upon the terms of each offering period.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
Research and development	$12,171	$5,191	$2,208
General and administrative	28,023	10,848	3,503

	$40,194	$16,039	$5,711

During the first quarter of 2015, the Company entered into a transition agreement with its former Chief Executive Officer, in connection with his retirement from the Company in March 2015. Stock-based compensation expense for the year ended December 31, 2015 includes a one-time $9.0 million charge representing the fair value of the outstanding options expected to vest over the term of the transition agreement as valued on the retirement date.

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

The Company recognizes excess tax benefits associated with stock-based compensation to stockholders’ equity only when realized. When assessing whether excess tax benefits relating to stock-based compensation have been realized, the Company follows the with-and-without approach excluding any indirect effects of the excess tax deductions. Under this approach, excess tax benefits related to stock-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2015, 2014 and 2013, options, employee stock purchase rights, and warrants totaling approximately 11,525,000 shares, 9,902,000 shares and 9,314,000 shares, respectively, were excluded as their effect would have been anti-dilutive.

Segment Reporting

Management has determined that the Company operates in one business segment which is the development and commercialization of innovative medicines. All revenues for the years ended December 31, 2015, 2014 and 2013 were generated in the United States.

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance related to the balance sheet classification of deferred taxes. This guidance requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. This guidance may be applied on either a prospective or retrospective basis and is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard prospectively in the fourth quarter of 2015, and as the Company’s deferred tax assets are fully offset by a valuation allowance, there was no impact to the Company’s financial position or results of operations upon its adoption of this standard.

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

In August 2014, the FASB issued authoritative accounting guidance related to an entity’s ability to continue as a going concern. This guidance will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2016 and does not expect it to have a material impact on its consolidated financial statements and related disclosures.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$9,000	$—	$(1)	$8,999
Government sponsored enterprise securities	103,996	12	(13)	103,995

	$112,996	$12	$(14)	$112,994

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$2,748	$2	$—	$2,750
Government sponsored enterprise securities	97,237	8	(10)	97,235
Corporate debt securities	137,682	3	(37)	137,648
Commercial paper	22,980	19	—	22,999

	$260,647	$32	$(47)	$260,632

At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at December 31, 2015 and 2014. As of December 31, 2015 and 2014, all of the Company’s available-for-sale investment securities had contractual maturity dates of less than one year.

4. Fair Value Measurements

As of December 31, 2015, the Company held $213.1 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2015 and 2014, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$46,437	$46,437	$—	$—
U.S. Treasury notes	8,999	8,999	—	—
Government sponsored enterprise securities	157,623	—	157,623	—

	$213,059	$55,436	$157,623	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$48,423	$48,423	$—	$—
U.S. Treasury notes	2,750	2,750	—	—
Government sponsored enterprise securities	110,235	—	110,235	—
Corporate debt securities	137,648	—	137,648	—
Commercial paper	22,999	—	22,999	—

	$322,055	$51,173	$270,882	$—

5. Balance Sheet Components

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Machinery and equipment	$1,017	$896
Computers and software	1,336	862
Leasehold improvements	1,413	627
Furniture and fixtures	724	244
Construction-in-process	500	64

	4,990	2,693
Accumulated depreciation	(2,787)	(2,140)

	$2,203	$553

Depreciation of property and equipment was $647,000, $206,000, and $79,000 for the years ended December 31, 2015, 2014, and 2013, respectively. During 2015, 2014 and 2013, the Company retired $72,000, $40,000 and $2.8 million, respectively, of fully depreciated property and equipment.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued research and development services	$8,805	$7,814
Accrued compensation and benefits	5,722	4,167
Accrued consulting and professional fees	4,508	1,497
Other	1,195	340

	$20,230	$13,818

6. Collaborative Research Agreements

The Company has been a party to three collaboration agreements with Allergan. The 2003 collaboration originally provided for a three-year research term, which was extended by the parties through 2013. The 1999 collaboration with Allergan for the development of product candidates in the area of glaucoma was terminated in 2015. The Company’s continuing 1997 collaboration agreement with Allergan involves the development of product candidates in the area of chronic pain. Under the chronic pain collaboration, the Company is eligible to receive up to an aggregate of $10.0 million in payments upon the achievement of development and regulatory milestones. The Company also is eligible to receive royalties on future net product sales worldwide, if any, under the continuing collaboration agreement with Allergan. The Company recognized revenues, consisting of research funding, milestone and related fees, from its collaboration agreements with Allergan of $61,000, $40,000, and $571,000 during each of the years ended December 31, 2015, 2014, and 2013.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2011, the Company raised net proceeds of $13.9 million through the sale of 12,565,446 units at a price of $1.19375 per unit in a private equity financing. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.35 shares of common stock. The warrants have an exercise price of $1.38 per share and will expire on January 11, 2018. In accordance with authoritative accounting guidance, the warrants’ value of $3.3 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 2.8 percent, volatility of 99.0 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrants was considered a financing cost. During the year ended December 31, 2013, warrants to purchase 1,759,162 shares of common stock were exercised on a net issuance basis, resulting in the issuance of 1,643,006 shares of common stock. During the year ended December 31, 2012, warrants to purchase 1,172,774 shares of common stock were exercised on a net issuance basis, resulting in the issuance of 874,719 shares of common stock. At December 31, 2015, warrants to purchase 1,465,968 shares of common stock remained outstanding. Pursuant to the terms of the private financing, the Company has an effective resale registration statement on file with the SEC covering shares of common stock sold and shares of common stock issuable upon the exercise of the warrants.

Stock Option Plans

The Company’s 2010 Equity Incentive Plan, as amended to date (the “2010 Plan”), permits the grant of options to employees, directors and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is 10 years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. The 2010 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the 2004 Plan reserve after June 2010. In June 2015, the Company’s stockholders approved an amendment to its 2010 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,000,000 shares, and at December 31, 2015, there were 15,738,857 shares of common stock authorized for issuance, of which 6,195,781 shares were available for new grants under the 2010 Plan.

The 2004 Plan provided for the grant of options to employees, directors and consultants. The exercise price of options granted under the 2004 Plan was at 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option was 10 years. Options granted under the 2004 Plan generally vested over a four-year period.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option transactions during the year ended December 31, 2015 are presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	7,930,530	$12.65
Granted	4,242,000	$35.73
Exercised	(1,822,578)	$7.13
Cancelled/forfeited	(806,876)	$28.33

Outstanding at December 31, 2015	9,543,076	$22.64	7.55	$130,308

Vested and expected to vest at December 31, 2015	8,878,145	$21.87	7.48	$127,714

Exercisable at December 31, 2015	4,053,885	$10.41	5.77	$102,509

The aggregate intrinsic value of options exercisable as of December 31, 2015 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $35.65. The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was approximately $55.9 million, $30.6 million, and $20.7 million, respectively, determined as of the date of exercise. The Company received $13.0 million in cash from options exercised during the year ended December 31, 2015.

The weighted average fair value of options granted during the years ended December 31, 2015, 2014, and 2013 was approximately $25.80, $18.90, and $12.66, respectively. As of December 31, 2015, total unrecognized compensation cost related to stock options and purchase rights was approximately $93.5 million, and the weighted average period over which this cost is expected to be recognized is approximately 3.0 years.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the Company’s initial public offering in June 2004. The Purchase Plan included an “evergreen” provision providing that a limited number of additional shares may be added to the shares authorized for issuance on the date of each annual meeting of stockholders for a period of 10 years, which ended with the meeting in 2014. Through December 31, 2015, a total of 1,525,000 shares of common stock had been reserved for issuance under the Purchase Plan. At December 31, 2015, 316,696 shares of common stock remained available for issuance pursuant to the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2015, 2014, and 2013, a total of 68,793, 97,911, and 122,853 shares of common stock were issued under the Purchase Plan at average prices of $22.62, $6.78, and $2.92, respectively. The weighted average fair value of purchase rights granted during the years ended December 31, 2015, 2014, and 2013 was $14.31, $11.09, and $10.96, respectively. During the years ended December 31, 2015, 2014, and 2013, the Company recorded cash received from the exercise of purchase rights of $1.6 million, $664,000, and $358,000, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $993,000, $489,000, and $240,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

9. Income Taxes

Domestic and foreign pre-tax income (loss) is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$25,854	$(92,447)	$(37,938)
Foreign	(189,967)	(28)	(10)

	$(164,113)	$(92,475)	$(37,948)

At December 31, 2015, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $449.9 million, $413.8 million, and $187.9 million, respectively. For the year ended December 31, 2015, the Company recognized a state income tax provision of $330,000. This tax liability was associated with California state alternative minimum tax obligations and the apportionment of income to certain state jurisdictions in which the Company did not have corresponding NOLs. No similar state income tax provision was recognized for the years ended December 31, 2014 and 2013. Utilization of the domestic NOL and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2013. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company completed a study through December 31, 2015 and concluded no additional ownership changes occurred. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

Federal and state NOL carryforwards of $2.3 million and $36.3 million will expire in 2018 and 2016, respectively, unless utilized. The remaining federal and state NOL carryforwards will begin to expire in 2019 and 2017, respectively. At December 31, 2015, the Company had $12.3 million of federal R&D credit carryforwards of which $119,000 will expire in 2018 unless utilized, and the remaining federal R&D credit carryforwards will begin to expire in 2019. At December 31, 2015, the Company had $8.1 million of state R&D credit

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards that have no expiration date. At December 31, 2015, the Company had foreign NOL carryforwards of approximately $184.6 million that will expire in 2022 and $3.3 million that have no expiration date. The Company continues to record the deferred tax assets related to these attributes, subject to valuation allowance, until expiration occurs.

Approximately $79.9 million of the NOL carryforwards relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in capital if and when realized.

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
NOL carryforwards	$161,277	$168,778
R&D credit carryforwards	17,624	13,668
Capitalized R&D	4,901	6,548
Stock-based compensation	15,260	6,630
Other	2,126	1,615

	201,188	197,239
Valuation allowance	(201,188)	(197,239)

	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3.9 million in 2015 primarily due to an increase in deferred tax assets generated from net operating losses, R&D credits and stock-based compensation expense, partially offset by the expiration of NOL carryforwards in 2015.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Amounts computed at statutory federal rate	$(55,799)	$(31,441)	$(12,902)
Stock-based compensation and other permanent differences	1,752	1,417	244
Reduction of deferred tax assets under Section 382 of the Code	—	—	2,781
R&D credits	(3,782)	(2,420)	(1,269)
Change in valuation allowance	4,580	37,106	13,509
State taxes	742	(5,092)	(2,140)
Contingencies	2,247	—	—
Foreign rate differential	48,456	4	—
Other	2,134	426	(223)

Income tax expense	$330	$—	$—

The tax years 1998-2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. For the year ended December 31, 2015, the Company recorded an uncertain tax position reserve of $2.3 million. No similar reserve was recorded for the years ended December 31, 2014 and 2013. Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2015 would reduce the annual effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2015 will significantly change within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no interest and/or penalties accrued on the Company’s consolidated balance sheets at December 31, 2015 and 2014, and the Company did not recognize any interest and/or penalties in the statement of operations for the years ended December 31, 2015, 2014 and 2013 related to uncertain tax positions.

The following table provides a reconciliation of changes in unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$—	$—	$—
Additions related to current period tax positions	2,301	—	—
Additions related to prior period tax positions	—	—	—
Reductions related to prior period tax positions	—	—	—
Reductions related to lapse of statute of limitations	—	—	—

Balance at end of period	$2,301	$—	$—

10. Commitments and Contingencies

Leases and Other Long-Term Commitments

The Company leases facilities and certain equipment under noncancelable operating leases that expire at various dates through February 2019. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If an operating lease contains fixed and determinable escalation clauses, the difference between the rent expense and the rent paid is recorded as deferred rent. Rent expense under the Company’s facility and equipment leases was $2.9 million, $1.2 million, and $594,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

In 2015, the Company entered into a master lease agreement giving the Company the ability to lease vehicles under operating leases with initial terms of 36 months from the date of delivery. In connection with this lease agreement, the Company established a letter of credit for $375,000, which has automatic annual extensions and is fully secured by restricted cash.

The Company also enters into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. To the extent these long-term commitments are noncancelable, they are reflected in the table below.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated annual future minimum payments related to the Company’s operating leases and other long-term contractual obligations were as follows at December 31, 2015 (in thousands):

2016	$3,144
2017	2,669
2018	2,419
2019	354
2020	—
Thereafter	—

$8,586

The Company also enters into short-term agreements with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation, or that are undocumented except for an invoice. Such short-term agreements are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be stopped on short notice. In such event, the Company would not be liable for the full amount of the agreement and are therefore not reflected in the above table.

Contingent Regulatory Milestone Payment

In connection with the Company’s 2006 license agreement with the Ipsen Group, pursuant to which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID, the Company made a one-time milestone payment of $2.5 million in the fourth quarter of 2015, adjusted for credits for prior payments made by the Company to Ipsen, upon the U.S. Food and Drug Administration’s (“FDA”) acceptance for filing of the Company’s New Drug Application (“NDA”) for NUPLAZID. This milestone payment of $2.5 million was recognized as license fees in the Company’s statement of operations for the year ended December 31, 2015. The Company may be obligated in a future period to make an additional one-time regulatory milestone payment of $8.0 million payable upon obtaining the first regulatory approval from the FDA. The Company would also be required to make royalty payments of up to two percent on net product sales, if any.

Legal Proceedings

In March 2015, following the Company’s announcement of the update to the timing of its planned NDA submission to the FDA for NUPLAZID for the treatment of Parkinson’s disease psychosis (“PDP”) and the subsequent decline of the price of its common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of the Company’s planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of its common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints,

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accuses the defendants of making materially false and misleading statements regarding the anticipated timing of the Company’s planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, the defendants filed a motion to dismiss the consolidated complaint. Subject to court approval, the parties stipulated that plaintiffs shall file their opposition to defendants’ motion to dismiss on March 22, 2016 and that defendants shall file their reply to plaintiffs’ opposition on April 21, 2016. The hearing on the defendants’ motion to dismiss is scheduled for May 20, 2016. The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

11. Subsequent Event

In January 2016, the Company raised net proceeds of approximately $281.6 million from the sale of 10,344,827 shares of its common stock in a follow-on public offering. The common stock issued in this financing is not included in basic or diluted common shares outstanding as of December 31, 2015. In connection with the January 2016 offering, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (the “Baker Entities”), all of which are existing stockholders of the Company and are affiliated with two of its directors, Julian C. Baker and Dr. Stephen R. Biggar. Under the Registration Rights Agreement, the Company agreed that, if at any time and from time to time after April 5, 2016, the Baker Entities demand that the Company register their shares of its common stock, par value $0.0001 per share, for resale under the Securities Act of 1933, as amended (the “Securities Act”), the Company would be obligated to effect such registration. The Company’s registration obligations under the Registration Rights Agreement cover all shares of its common stock now held or later acquired by the Baker Entities (including approximately $75.0 million of shares that the Baker Entities purchased at the public offering price in the January 2016 offering), will continue in effect for up to 10 years, and include the Company’s obligation to facilitate certain underwritten public offerings of its common stock by the Baker Entities in the future. The Company has agreed to bear all expenses incurred by it in effecting any registration pursuant to the Registration Rights Agreement as well as the legal expenses of the Baker Entities of up to $50,000 per underwritten public offering effected pursuant to the Registration Rights Agreement.

12. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2015 and 2014 are as follows (in thousands, except per share data):

	Fiscal Year 2015 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$4	$1	$39	$17	$61
Net loss	$(40,375)	$(39,378)	$(38,906)	$(45,784)	$(164,443)
Basic and diluted net loss per share(1)	$(0.40)	$(0.39)	$(0.39)	$(0.45)	$(1.63)

	Fiscal Year 2014 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$30	$28	$15	$47	$120
Net loss	$(17,828)	$(21,495)	$(24,786)	$(28,366)	$(92,475)
Basic and diluted net loss per share(1)	$(0.19)	$(0.22)	$(0.25)	$(0.28)	$(0.95)

(1)	Net loss per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per common share amounts may not equal the annual amounts reported.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to certain purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.2[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.3[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 19, 2015).

10.4[a]	Forms of agreement under the 2010 Equity Incentive Plan.

10.5[a]	2004 Employee Stock Purchase Plan and initial offering thereunder (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-113137).

10.6[a]	Employment Letter Agreement, dated December 21, 1998, between the Registrant and Uli Hacksell, Ph.D. (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-52492).

10.7[a]	Employment Offer Letter, dated May 26, 2006, between the Registrant and Roger Mills (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 2, 2007).

10.6[a]	Employment Agreement, dated March 16, 2010, between the Registrant and Glenn F. Baity (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed March 10, 2011).

10.7[a]	Employment Agreement, dated August 19, 2013, between the Registrant and Terrence Moore (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2014).

10.8[a]	Employment Agreement, dated September 1, 2015, between the Registrant and Stephen Davis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 3, 2015).

10.9[a]	Retention Bonus Agreement, dated March 20, 2015, between the Registrant and Stephen Davis (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 7, 2015).

10.10[a]	Employment Offer Letter, dated October 28, 2015, between the Registrant and Srdjan Stankovic.

10.11[a]	Executive Employment Transition Agreement, dated March 11, 2015, between the Registrant and Uli Hacksell, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 7, 2015).

Exhibit Number	Description

10.12[a]	Description of Executive Officer Annual Incentive Cash Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed March 11, 2014).

10.13[a]	Management Severance Benefit Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.14[a]	Amended and Restated Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.15[a]	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2013).

10.16[b]	Collaborative Research, Development and License Agreement, dated September 24, 1997, by and among the Registrant, Allergan, Inc. and Vision Pharmaceuticals L.P. (now Allergan Sales, Inc.) (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-113137).

10.17[b]	Amendment to Collaborative Research, Development and License Agreement, dated March 27, 2003, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-113137).

10.18[b]	Second Amendment to Collaborative Research, Development and License Agreement, dated February 28, 2006, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed March 15, 2006).

10.19[b]	Third Amendment to Collaborative Research, Development and License Agreement, dated March 3, 2008, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 5, 2008).

10.20[b]	Fourth Amendment to Collaborative Research, Development and License Agreement, dated April 22, 2009, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 5, 2009).

10.21[b]	Fifth Amendment to Collaborative Research, Development and License Agreement, dated March 23, 2010, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 10, 2010).

10.22[b]	Sixth Amendment to Collaborative Research, Development and License Agreement, dated March 28, 2011, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2011).

10.23[b]	Seventh Amendment to Collaborative Research, Development and License Agreement, dated February 29, 2012, by and among the Registrant, Allergan Sales LLC (as successor in interest of Vision Pharmaceuticals L.P.) and Allergan, Inc. (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed March 6, 2012).

10.24[b]	Master Manufacturing Services Agreement and Product Agreement, dated August 3, 2015, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2015).

Exhibit Number	Description

10.25[b]	Co-Operation Agreement and Product Schedule, dated August 17, 2015, by and between ACADIA Pharmaceuticals GmbH and BASF Pharma (Evionnaz) SA (now Siegfried Evionnaz SA) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2015).

10.26	Registration Rights Agreement, dated January 6, 2016, between the Registrant and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2016).

10.27	Lease Agreement for 11085 Torreyana Road, dated June 5, 2013, between the Registrant and HCP Torreyana, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 7, 2013).

10.28	First Amendment to Lease Agreement for 11085 Torreyana Road, dated August 28, 2013, between the Registrant and HCP Torreyana, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 6, 2013).

10.29[b]	Sublease Agreement, effective November 13, 2014, between the Registrant and Trion Worlds, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, filed February 26, 2015).

10.30	Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.31[b]	License Agreement, dated November 30, 2006, by and between the Registrant and Société de Conseils, de Recherches et d’Applications Scientifiques SAS, a French corporation member of the Ipsen Group (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Stephen Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen Davis, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from this Annual Report, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

[a]	Indicates management contract or compensatory plan or arrangement.
[b]

We have requested or received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.