Form 10-Q
period 2016-03-31
ACADIA PHARMACEUTICALS INC
filed 2016-05-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 28, 2016:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	113,163,010

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$175,220	$102,138
Investment securities, available-for-sale	282,023	112,994
Interest and other receivables	783	1,638
Prepaid expenses and other current assets	4,326	2,219
Total current assets	462,352	218,989
Property and equipment, net	2,623	2,203
Restricted cash	375	375
Other assets	1,240	329
Total assets	$466,590	$221,896
Liabilities and stockholders’ equity
Accounts payable	$1,307	$1,672
Accrued liabilities	19,815	20,230
Total current liabilities	21,122	21,902
Long-term liabilities	217	232
Total liabilities	21,339	22,134
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at March 31, 2016 and December 31, 2015; 112,773,316 shares and 101,938,702 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	11	10
Additional paid-in capital	1,157,272	862,327
Accumulated deficit	(712,348)	(662,586)
Accumulated other comprehensive income	316	11
Total stockholders’ equity	445,251	199,762
Total liabilities and stockholders’ equity	$466,590	$221,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Collaborative revenues	$4	$4
Operating expenses
Research and development	22,775	16,295
General and administrative	27,491	24,261
Total operating expenses	50,266	40,556
Loss from operations	(50,262)	(40,552)
Interest income, net	500	177
Net loss	$(49,762)	$(40,375)
Net loss per common share, basic and diluted	$(0.45)	$(0.40)
Weighted average common shares outstanding, basic and diluted	111,346	100,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(49,762)	$(40,375)
Other comprehensive gain (loss):
Unrealized gain on investment securities	307	9
Foreign currency translation adjustments	(2)	4
Comprehensive loss	$(49,457)	$(40,362)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(49,762)	$(40,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,955	14,528
Amortization of premiums and accretion of discounts on investment securities, available for sale	(234)	(289)
Depreciation	138	122
Loss on disposal of assets	5	—
Changes in operating assets and liabilities:
Interest and other receivables	855	218
Prepaid expenses and other current assets	(2,107)	(92)
Other assets	(911)	9
Accounts payable	(365)	408
Accrued liabilities	(771)	42
Long-term liabilities	(15)	83
Net cash used in operating activities	(41,212)	(25,346)
Cash flows from investing activities
Purchases of investment securities	(240,566)	(49,646)
Maturities of investment securities	72,077	89,107
Purchases of property and equipment	(207)	(988)
Net cash (used in) provided by investing activities	(168,696)	38,473
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	282,991	1,439
Net cash provided by financing activities	282,991	1,439
Effect of exchange rate changes on cash	(1)	4
Net increase in cash and cash equivalents	73,082	14,570
Cash and cash equivalents
Beginning of period	102,138	61,854
End of period	$175,220	$76,424
Supplemental disclosure of noncash investing information:
Property and equipment purchases in accounts payable and accrued liabilities	$356	$367

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at March 31, 2016 and 2015, options, employee stock purchase rights, and warrants totaling approximately 14,507,000 shares and 11,814,000 shares, respectively, were excluded as their effect would have been anti-dilutive.

4. Stock-Based Compensation

During the three months ended March 31, 2016, the Company granted options to purchase an aggregate of 3,059,835 shares of its common stock in connection with annual option grants to all eligible employees. These stock options vest over a four-year period from the date of grant and have a weighted average exercise price of $23.88 per share. Stock-based compensation expense for the three months ended March 31, 2015 included a one-time $9.0 million charge related to the transition agreement with the Company’s former Chief Executive Officer in connection with his retirement from the Company in March 2015. As of March 31, 2016, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $126.4 million, which is expected to be recognized over a weighted-average period of 3.3 years.

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$4,396	$2,362
General and administrative	7,559	12,166
	$11,955	$14,528

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued research and development services	$7,238	$8,805
Accrued compensation and benefits	4,756	5,722
Accrued consulting and professional fees	6,556	4,508
Other	1,265	1,195
	$19,815	$20,230

6. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$21,731	$7	$—	$21,738
Government sponsored enterprise securities	99,816	28	(4)	99,840
Corporate debt securities	3,629	1	—	3,630
Commercial paper	156,542	273	—	156,815
	$281,718	$309	$(4)	$282,023

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$9,000	$—	$(1)	$8,999
Government sponsored enterprise securities	103,996	12	(13)	103,995
	$112,996	$12	$(14)	$112,994

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, all of the Company’s available-for-sale investment securities had contractual maturity dates of less than one year.

7. Fair Value Measurements

As of March 31, 2016, the Company held $452.1 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2016 and December 31, 2015.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$77,003	$77,003	$—	$—
U.S. Treasury notes	21,738	21,738	—	—
Government sponsored enterprise securities	119,510	—	119,510	—
Corporate debt securities	47,334	—	47,334	—
Commercial paper	186,535	—	186,535	—
	$452,120	$98,741	$353,379	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$46,437	$46,437	$—	$—
U.S. Treasury notes	8,999	8,999	—	—
Government sponsored enterprise securities	157,623	—	157,623	—
	$213,059	$55,436	$157,623	$—

8. Stockholders’ Equity

Public Offerings

In January 2016, the Company raised net proceeds of approximately $281.6 million from the sale of 10,344,827 shares of its common stock in a follow-on public offering. In connection with the January 2016 offering, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (the “Baker Entities”), all of which are existing stockholders of the Company and are affiliated with two of its directors, Julian C. Baker and Dr. Stephen R. Biggar. Under the Registration Rights Agreement, the Company agreed that, if the Baker Entities demand that the Company register their shares of its common stock, par value $0.0001 per share, for resale under the Securities Act of 1933, as amended (the “Securities Act”), the Company would be obligated to effect such registration. The Company’s registration obligations under the Registration Rights Agreement cover all shares of its common stock now held or later acquired by the Baker Entities (including approximately $75.0 million of shares that the Baker Entities purchased at the public offering price in the January 2016 offering), will continue in effect for up to 10 years, and include the Company’s obligation to facilitate certain underwritten public offerings of its common stock by the Baker Entities in the future. The Company has agreed to bear all expenses incurred by it in effecting any registration pursuant to the Registration Rights Agreement as well as the legal expenses of the Baker Entities of up to $50,000 per underwritten public offering effected pursuant to the Registration Rights Agreement. On April 1, 2016, pursuant to the Registration Rights Agreement, the Company filed a registration statement covering all shares owned by the Baker Entities as of March 31, 2016.

9. Commitments and Contingencies

Contingent Regulatory Milestone Payment

In connection with the Company’s 2006 license agreement with the Ipsen Group, pursuant to which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID, the Company is obligated in a future period to make a one-time regulatory milestone payment of $8.0 million payable upon obtaining regulatory approval of its New Drug Application (“NDA”) from the U.S. Food and Drug Administration (“FDA”). The Company is also required to make royalty payments of up to two percent on net product sales, if any.

Legal Proceedings

In March 2015, following the Company’s announcement of the update to the timing of its planned NDA submission to the FDA for NUPLAZID for the treatment of Parkinson’s disease psychosis (“PDP”) and the subsequent decline of the price of its common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of the Company’s planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of its common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accuses the defendants of making materially false and misleading statements regarding the anticipated timing of the Company’s planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, the defendants filed a motion to dismiss the consolidated complaint. The plaintiffs filed their opposition to defendants’ motion to dismiss on March 22, 2016. The defendants filed their reply to plaintiffs’ opposition on April 21, 2016. The hearing on the defendants’ motion to dismiss is scheduled for May 20, 2016. The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

10. Recent Accounting Pronouncements

In March and April 2016, the Financial Accounting Standards Board (“FASB”) issued updates to its authoritative guidance for revenue from contracts with customers. The updates clarify certain aspects of the revenue guidance, including the implementation guidance on principal versus agent considerations, the licensing implementation guidance, and the identification of performance obligations. The authoritative guidance for revenue from contracts with customers to which these updates apply is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is continuing to evaluate which transition approach to use and its impact, if any, on its consolidated financial statements.

In March 2016, the FASB issued authoritative guidance related to accounting for employee share-based compensation which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued authoritative guidance related to accounting for leases. This accounting guidance will require a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In August 2014, the FASB issued authoritative accounting guidance related to an entity’s ability to continue as a going concern. This guidance explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company early adopted this guidance in the first quarter of 2016 with no impact to its consolidated financial statements or related disclosures.

11. Subsequent Events

In April 2016, the Company received a payment of $14.3 million from a former 10% stockholder pursuant to a settlement agreement related to sales in our stock in 2013 that may have resulted in short-swing profits by the stockholder pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

On April 29, 2016, the Company announced that the FDA had approved its compound NUPLAZID, for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis. As discussed in Note 9, Commitments and Contingencies, the FDA approval of the NDA triggered an $8.0 million milestone payment that is due to the Ipsen Group in the second quarter of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, on April 29, 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis and is the only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with Parkinson’s disease psychosis, or PDP, in our Phase III pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PDP. We hold worldwide commercialization rights to pimavanserin. In connection with FDA approval of NUPLAZID, we have hired a U.S. specialty sales force of approximately 135 sales specialists who will be focused on promoting NUPLAZID to physicians who treat PDP patients, including neurologists, psychiatrists and long-term care physicians. We are planning for the commercial launch of NUPLAZID in June 2016.

Our NDA submission was based on data from a comprehensive development program assessing the safety and efficacy of NUPLAZID for PDP. The NDA included data from the pivotal Phase III -020 Study, in which NUPLAZID met all primary and secondary endpoints with statistical significance, along with supportive data from other studies with NUPLAZID. In the -020 Study, NUPLAZID significantly reduced hallucinations and delusions compared to placebo in PDP patients with no worsening of motor function. These results were further supported by significant improvements in all secondary efficacy measures and by significant benefits in exploratory efficacy measures of nighttime sleep, daytime wakefulness and caregiver burden.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PDP and we plan to continue to study the use of pimavanserin in multiple disease states. We believe Alzheimer’s disease represents one of our most important opportunities for further exploration. We are currently conducting a Phase II study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or ADP, a disorder for which no drug is currently approved by the FDA, and expect to complete enrollment of this study around mid-year 2016 and have top-line results of the study in the fourth quarter of 2016. We also plan to initiate a Phase II study in Alzheimer’s disease agitation in the second quarter of 2016. We believe schizophrenia represents a disease with multiple unmet or ill-served needs and we are currently evaluating the most attractive development opportunities there for pimavanserin. We have successfully completed a Phase II study of pimavanserin in the treatment of schizophrenia where we observed significant anti-psychotic effects when pimavanserin was co-administered with a low dose of risperidone, a generic drug currently approved for the treatment of schizophrenia. Additionally, in connection with the FDA approval of NUPLAZID, we have committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in PDP patients treated with NUPLAZID and randomized, placebo-controlled eight-week studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of March 31, 2016, we had an accumulated deficit of $712.3 million. We expect to continue to incur operating losses for at least the next few years as we advance our programs and incur significant development and commercialization costs. In particular, we will be incurring new, additional costs over the next several quarters related to the launch of NUPLAZID, including costs related to the hiring of our sales force and related commercialization efforts.

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

Revenues

We have not generated any revenues from product sales to date. Our NDA for NUPLAZID was approved by the FDA on April 29, 2016, and we are planning for the commercial launch of NUPLAZID in June 2016. Our revenues to date have been generated substantially from payments under our current and past collaboration agreements. Our prior collaboration agreement with Allergan focused on muscarinic product candidates for the treatment of glaucoma terminated in 2015 and we will not be receiving any further payments under that agreement. Our continuing collaboration agreement with Allergan involves the development of product candidates in the area of chronic pain. Under this continuing agreement, we are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any. We no longer receive research funding from this agreement and additional payments are dependent upon the advancement of an applicable product candidate. Our continuing collaboration agreement with Allergan in chronic pain is subject to termination upon notice by Allergan.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries, and related personnel expenses, facilities and equipment expenses, and other costs. We charge all research and development expenses to operations as incurred. Our research and development activities are primarily focused on our most advanced product, NUPLAZID (pimavanserin), which was approved by the FDA for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis on April 29, 2016. We currently are responsible for all costs incurred in the development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PDP. Additionally, we will be responsible for all costs incurred for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses by project for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Costs of external service providers:
NUPLAZID (pimavanserin)	$11,158	$9,512
Other programs	223	155
Subtotal	11,381	9,667
Internal costs	6,998	4,266
Stock-based compensation	4,396	2,362
Total research and development	$22,775	$16,295

Although our NDA for NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within Alzheimer’s disease and schizophrenia. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and complete our ongoing Phase II trial for Alzheimer’s disease psychosis, and pursue the development of pimavanserin in additional indications other than in PDP, including potential studies in schizophrenia and other Alzheimer’s disease indications. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

Our general and administrative expenses have consisted primarily of salaries and other costs for employees serving in executive, finance, business development, and business operations functions, as well as professional fees associated with legal and accounting services, and costs associated with patents and patent applications for our intellectual property. In addition, starting in the second half of 2013, we began to hire the senior leadership of our commercial organization that is leading our preparations for the upcoming launch of NUPLAZID. We have been continuing to expand our commercial organization to support the successful launch of NUPLAZID, including the hiring of a U.S. specialty sales force during the second quarter of 2016 that will focus on promoting NUPLAZID. We expect our general and administrative expenses to increase in future periods to support activities associated with our upcoming launch of NUPLAZID, our further development of pimavanserin in additional indications other than in PDP, and studies conducted pursuant to our post-marketing commitments. In particular, we will be incurring new, additional costs over the next several quarters related to the launch of NUPLAZID, including costs related to the hiring of our sales force and related commercialization efforts.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2015. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our launch of NUPLAZID and the extent to which we generate revenues from product sales, the progress and timing of expenditures related to studies pursuant to our post-marketing commitments, our development of pimavanserin in additional indications other than in PDP, and the timing and amount of payments received pursuant to our current collaboration and any potential future collaborations. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended March 31, 2016 and 2015

Research and Development Expenses

Research and development expenses increased to $22.8 million for the three months ended March 31, 2016, including $4.4 million in stock-based compensation expense, from $16.3 million for the three months ended March 31, 2015, including $2.4 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $4.8 million in personnel and related costs and stock compensation expense associated with our expanded research and development organization and an increase of $1.7 million in external service costs. The increase in external service costs was primarily due to increased costs in connection with the FDA’s Psychopharmacologic Drugs Advisory Committee meeting that occurred in March 2016 and increased costs related to the development of pimavanserin in indications other than in PDP, largely offset by pimavanserin manufacturing development costs incurred in the first quarter of 2015 not incurred in the first quarter of 2016. We expect our research and development expenses to increase in future periods as we continue to pursue the development of pimavanserin, including our ongoing open-label safety extension study, conducting studies pursuant to our post-marketing commitments, our ongoing Phase II trial for Alzheimer’s disease psychosis, and potential studies in additional indications, including those within Alzheimer’s disease and schizophrenia, as well as the development of other product candidates.

General and Administrative Expenses

General and administrative expenses increased to $27.5 million for the three months ended March 31, 2016, including $7.6 million in stock-based compensation expense, from $24.3 million for the three months ended March 31, 2015, including $12.2 million in stock-based compensation expense. The increase in general and administrative expenses was due to an increase of $4.8 million in external service costs offset by a decrease of $1.6 million in personnel and related costs and stock compensation expense. The decrease in personnel and related costs was driven by a one-time expense of $9.6 million incurred in the first quarter of 2015 in connection with the transition agreement with our former Chief Executive Officer upon his retirement in March 2015. Included in this compensation expense of $9.6 million was $9.0 million in stock-based compensation expense. Excluding the expense incurred in connection with the transition agreement in the first quarter of 2015, the increases in personnel costs and external service costs were largely related to our commercial preparations for the upcoming launch of NUPLAZID. We anticipate that our general and administrative expenses will increase in future periods to support activities associated with our upcoming launch of NUPLAZID, including the recent hiring of our U.S. specialty sales force during the second quarter of 2016, our further development of pimavanserin in indications other than hallucinations and delusions associated with PDP, and studies conducted pursuant to our post-marketing commitments.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our planned commercial activities for NUPLAZID, our ongoing and planned development activities for pimavanserin in additional indications other than in PDP, and studies to be conducted pursuant to our post-marketing commitments. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next twelve months.

We may require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies to be conducted over the next several years, planned commercialization activities for NUPLAZID, and other research and development programs;

•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the United States, and potentially in additional indications other than in PDP and for other product candidates, as well as the costs required to support review of such applications;

•	the costs of establishing, or contracting for, sales and marketing capabilities for NUPLAZID or other product candidates;
•	our ability to generate U.S. product sales from NUPLAZID;
•	the costs of manufacturing and distributing NUPLAZID for commercial use in the United States;
•

our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the United States or in additional indications other than in PDP, or from other product candidates;

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

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;
•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
•	the costs of securing manufacturing arrangements and supply for clinical production of pimavanserin or other product candidates; and
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

At March 31, 2016, we had $457.2 million in cash, cash equivalents, and investment securities, compared to $215.1 million at December 31, 2015. This $242.1 million increase was primarily due to our January 2016 follow-on public offering which raised net proceeds of approximately $281.6 million, partially offset by cash used in operations. Net cash used in operating activities increased to $41.2 million for the three months ended March 31, 2016 compared to $25.3 million for the three months ended March 31, 2015. This increase of $15.9 million was primarily due to increases in our net loss and prepaid expenses and other current assets. Prepaid expenses and other current assets increased by $2.1 million for the three months ended March 31, 2016 compared to an increase of $92,000 for the comparable period of 2015. The increase in prepaid expenses and other current assets was due to activities related to our commercial preparations for the upcoming launch of NUPLAZID and our continued development of pimavanserin in additional indications other than in PDP.

Net cash used in investing activities totaled $168.7 million for the three months ended March 31, 2016 compared to net cash provided by investing activities of $38.5 million for the three months ended March 31, 2015. The net cash used in investing activities for the three months ended March 31, 2016 compared to the net cash provided by investing activities for the comparable period of 2015 was primarily due to an increase in purchases of investment securities attributable to the January 2016 follow-on public offering that contributed approximately $281.6 million in net proceeds available for investment.

Net cash provided by financing activities increased to $283.0 million for the three months ended March 31, 2016 compared to $1.4 million for the three months ended March 31, 2015. This increase in net cash provided by financing activities for the three months ended March 31, 2016 was primarily attributable to the January 2016 follow-on public offering that contributed approximately $281.6 million in net proceeds.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our principal executive, financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2016. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accuses the defendants of making materially false and misleading statements regarding the anticipated timing of our planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, we filed a motion to dismiss the consolidated complaint. The plaintiffs filed their opposition to our motion to dismiss on March 22, 2016. We filed our reply to plaintiffs’ opposition on April 21, 2016. The hearing on our motion to dismiss is scheduled for May 20, 2016. We plan to continue to vigorously defend against the claims advanced.

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

Risks Related to Our Business

Our prospects are highly dependent on the successful commercialization of NUPLAZID, which received approval in April 2016 from the U.S. Food and Drug Administration, or FDA, as a treatment for hallucinations and delusions associated with Parkinson’s disease psychosis. To the extent NUPLAZID is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

NUPLAZID is our only drug that has been approved for sale and it has only been approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PDP, in the United States. We are focusing a significant portion of our activities and resources on NUPLAZID, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize NUPLAZID in the United States.

Successful commercialization of NUPLAZID is subject to many risks. We have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with NUPLAZID for this indication. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to train and further develop the team in order to be prepared to successfully coordinate the launch and commercialization of NUPLAZID. Even if we are successful in building out our commercial team, there are many factors that could cause the launch and commercialization of NUPLAZID to be unsuccessful, including a number of factors that our outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PDP, it is especially difficult to estimate NUPLAZID’s market potential. The commercial success of NUPLAZID depends on the extent to which patients and physicians accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PDP, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PDP is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID due to its “boxed” warning or other reasons, the commercial potential of NUPLAZID will be limited. We do not know how physicians, patients and payors will respond to the pricing of NUPLAZID. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications other than in PDP, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

If the launch or commercialization of NUPLAZID is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of NUPLAZID for other indications in the United States, or for any indications in foreign jurisdictions, we will not be able to market NUPLAZID for other indications or in other jurisdictions, which will limit our commercial revenues.*

While NUPLAZID (pimavanserin) has been approved by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market NUPLAZID for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each applicable jurisdictions, and we may never be able to get such approval for NUPLAZID. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PDP does not ensure that the foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that

NUPLAZID will be approved by the FDA for any other indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PDP. In particular, we recently received comments on our proposed pediatric investigation plan, or PIP, related to our planned submission of a marketing authorization application, or MAA, for NUPLAZID in Europe. As we will need to have agreement on the PIP before we can submit our MAA, this will push back the proposed timing of our submission of the MAA from the first half of 2016. If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency other than the FDA, we will never be able to commercialize NUPLAZID for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to NUPLAZID do not meet our or others’ expectations, the market price of our common stock could decline significantly.

Even though the FDA has granted approval of NUPLAZID for the treatment of hallucinations and delusions associated with PDP, the terms of the approval may limit its commercial potential. Additionally, NUPLAZID is still subject to substantial, ongoing regulatory requirements.*

Even though the FDA has granted approval of NUPLAZID, the scope and terms of the approval may limit our ability to commercialize NUPLAZID and, therefore, our ability to generate substantial sales revenues. The FDA has approved NUPLAZID only for the treatment of hallucinations and delusions associated with PDP. The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PDP.

Additionally, in connection with the FDA approval, we have committed to conduct the following post-marketing studies: (i) a randomized, placebo-controlled withdrawal study in PDP patients treated with NUPLAZID, (ii) studies to collect additional data to add to the NUPLAZID safety database from an aggregate of at least 500 predominantly frail and elderly subjects on NUPLAZID in one or more randomized, placebo-controlled studies of eight or more weeks duration, (iii) a drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer, and (iv) re-analysis of tissue samples from certain previously conducted pre-clinical studies. If we fail to comply with our post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing clinical studies of NUPLAZID, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

The manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for NUPLAZID will also continue to be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing processes, good clinical practices, international conference on harmonization regulations and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our nonclinical and clinical development and for any clinical trials that we conduct post-approval.

Discovery of any issues post-approval, including any safety concerns, such as unexpected side effects or drug-drug interaction problems, adverse events of unanticipated severity or frequency, or concerns over misuse or abuse of the product, problems with the facility where the product is manufactured, packaged or distributed, or failure to comply with regulatory requirements, may result in, among other things, restrictions on NUPLAZID or on us, including:

•	withdrawal of approval, addition of warnings or narrowing of the approved indication in the product label;
•	requirement of a Risk Evaluation and Mitigation Strategy to mitigate the risk of off-label use in populations where the FDA may believe that the potential risks of use may outweigh its benefits;
•	voluntary or mandatory recalls;
•	warning letters;
•	suspension of any ongoing clinical studies;

•	refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;
•	restrictions on operations, including restrictions on the marketing or manufacturing of the product or the imposition of costly new manufacturing requirements; or
•	seizure or detention, or refusal to permit the import or export of products.

If any of these actions were to occur, we may have to discontinue the commercialization of NUPLAZID, limit our sales and marketing efforts, conduct further post-approval studies, and/or discontinue or change any other ongoing clinical studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

NUPLAZID has only been studied in a limited number of patients and in limited populations. Following commercial launch, NUPLAZID will be available to a much larger number of patients and in broader populations, and we do not know whether the results of NUPLAZID use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.*

NUPLAZID has been administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal -020 Phase III trial with NUPLAZID for the treatment of PDP, or the -020 Study. While the FDA granted approval of NUPLAZID based on the data included in the NDA, including data from the -020 Study, we do not know whether the results when a large number of patients and broader populations are exposed to NUPLAZID, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of NUPLAZID that served as the basis for the approval of NUPLAZID. New data relating to NUPLAZID, including from adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of NUPLAZID from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing NUPLAZID marketing applications for indications other than in PDP and/or in other jurisdictions, or impose post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We currently have no experience as a company in marketing or distributing pharmaceutical products. If we are unable to expand our marketing capabilities and effectively commercialize NUPLAZID, we may not be able to generate product revenues.*

Our strategy is to build a fully-integrated biopharmaceutical company to successfully execute the commercial launch of NUPLAZID in the United States. While we have established our commercial team and have hired our U.S. sales force, we do not have any experience commercializing pharmaceutical products as an organization. In order to successfully market NUPLAZID, we must continue to build our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize NUPLAZID and may not become profitable.

Included in our strategy in the United States is the establishment of a specialty sales force to commercialize NUPLAZID for the treatment of PDP. While we have hired our U.S. sales force to market NUPLAZID, we will need to conduct further activities to develop our sales force. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop this capability. Additionally, even after initial development of our sales force and the commercial launch of NUPLAZID, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our U.S. sales force, our ability to effectively commercialize NUPLAZID would be limited, and we would not be able to generate product revenues successfully.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize NUPLAZID will be harmed.*

NUPLAZID will be a newly-marketed drug and, therefore, none of the members of our sales force will have ever promoted NUPLAZID prior to its launch. In addition, NUPLAZID is the first drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP. As a result, we will be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing NUPLAZID for the treatment of hallucinations and delusions associated with PDP to neurologists, select psychiatrists, and pharmacists and physicians in long-term care facilities. In addition, we must train our sales force to ensure that a consistent and appropriate message about NUPLAZID is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NUPLAZID and its proper administration, our efforts to successfully commercialize NUPLAZID could be put in jeopardy, which would negatively impact our ability to generate product revenues.

NUPLAZID may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.*

Even if a product is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth will depend on a number of factors, including:

•	the ability to provide acceptable evidence of safety and efficacy;
•	the scope of the approved indication(s) for the product;
•	the inclusion of any warnings or contraindications in the product label;
•	the relative convenience and ease of administration;
•	the prevalence and severity of any adverse side effects;
•	the availability of alternative treatments;
•	pricing and cost effectiveness, which may be subject to regulatory control;
•	effectiveness of our or our collaborators’ sales and marketing strategy; and
•	our ability to obtain sufficient third-party insurance coverage or adequate reimbursement levels.

If a product does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide patient benefit, that product will not achieve market acceptance and we will not generate sufficient revenues to achieve or maintain profitability.

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID at the price that we have selected. NUPLAZID would be made available to treat hallucinations and delusions associated with PDP, an indication for which no other FDA-approved pharmaceutical treatment exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to the pricing of NUPLAZID. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PDP, the rate of diagnosis of PDP, the prevalence and rate of hallucinations and delusions in patients diagnosed with PDP, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PDP, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PDP, instead of NUPLAZID. Additionally, NUPLAZID is approved only for the treatment of hallucinations and delusions associated with PDP, rather than for the treatment of PDP and/or other symptoms of PDP, which may cause confusion for prescribing physicians. This confusion could result in physicians not prescribing NUPLAZID for patients diagnosed with PDP. The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PDP. This warning may discourage physicians from prescribing NUPLAZID to patients diagnosed with PDP, including those with dementia. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PDP, issues may arise with respect to patient adherence and compliance rates. For example, the recommended dosing of NUPLAZID is two 17 mg tablets, taken together once a day. Patients may elect, whether at the direction of their physician or otherwise, to take only one tablet a day instead of two, to take tablets at different times during the day, or to otherwise not adhere to the recommended dosing, any of which could result in far lower efficacy. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it. The commercial success of NUPLAZID depends on acceptance by patients and physicians, and there are a number of factors that could skew our or others’ estimates about whether and to what extent NUPLAZID will be prescribed for the treatment of hallucinations and delusions associated with PDP.

Our ability to generate product revenues will be diminished if NUPLAZID does not receive coverage from payors or sells for inadequate prices, or if patients have unacceptably high co-pay amounts.*

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for NUPLAZID, or other products we may market, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients may not use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost of those products.

In addition, the market for NUPLAZID will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which NUPLAZID is approved.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling NUPLAZID at less than an optimized price could impact our revenues and overall success as a company. We do not know if the price we have selected for NUPLAZID of $1,950 per month for a 34mg daily dose is the optimized price. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for NUPLAZID may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of NUPLAZID to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Once we begin commercializing NUPLAZID, and any other product candidates for which we obtain FDA approval, in the United States, our operations will be directly, or indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs and constrain the business or financial arrangements with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payors directly and our customers make the ultimate decision on how to submit claims, from time-to-time, after approval of our product candidates, including NUPLAZID, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

The FDA granted marketing approval of NUPLAZID for the treatment of hallucinations and delusions associated with PDP, and we could face liability if a regulatory authority determines that we are promoting NUPLAZID for any “off-label” uses.*

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. Once we begin marketing NUPLAZID, or if we market any other product, we intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of our products, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2016, we had an accumulated deficit of approximately $712.3 million. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

We have not received any revenues from the commercialization of our product candidates. Even though the FDA has granted marketing approval for NUPLAZID, we still expect to incur significant expenses and net losses for at least the next few years as we begin our first ever commercialization efforts and pursue the development and commercialization of NUPLAZID and other product candidates. Substantially all of our revenues for the twelve months ended December 31, 2015 were from reimbursement of patent costs under our agreements with third parties. The research term of our 2003 research collaboration with Allergan concluded in 2013 and we no longer recognize revenues from this collaboration. In addition, our 1999 muscarinic collaboration focused on glaucoma terminated in 2015 and we will not be receiving any further payments under that agreement. Thus, any payments from Allergan pursuant to our continuing collaboration in chronic pain are dependent upon the advancement of an applicable product candidate. Until such time as we may generate revenues from product sales, we anticipate that collaborations, which provide us with research funding and potential milestone payments and royalties, and grant funding will continue to be our primary sources of revenues.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize NUPLAZID or any of our other product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $457.2 million at March 31, 2016. In January 2016, we raised net proceeds of approximately $281.6 million in a follow-on public offering. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, planned commercialization activities for NUPLAZID, post-marketing commitments for NUPLAZID, and other research and development programs;

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

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;

•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
•	the costs of maintaining or securing manufacturing arrangements for clinical or commercial production of NUPLAZID or other product candidates; and
•

the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us following commercial launch of NUPLAZID, and against claims made in the consolidated putative class action that was commenced following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID and the subsequent decline of the price of our common stock in March 2015.

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

The pivotal Phase III study with NUPLAZID for PDP, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from the -020 Study. Even though we successfully completed the -020 Study, those results are not predictive of the results of any additional studies that we may undertake with pimavanserin, including the post-marketing studies we committed to conduct in connection with the FDA approval of NUPLAZID. We believe that pimavanserin also may have utility in indications other than in PDP, such as Alzheimer’s disease psychosis, or ADP, other indications related to Alzheimer’s disease, and schizophrenia. However, prior to the first efficacy study that we commenced in late 2013, we had never tested pimavanserin in clinical studies for ADP or any Alzheimer’s disease indication, and we have only conducted a Phase II trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study or that we will be successful at all in future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for the treatment in PDP will be consistent with those from the -020 Study.

If we do not successfully complete additional development of NUPLAZID, we will be unable to market and sell NUPLAZID or products derived from it for indications other than the treatment of hallucinations and delusions associated with PDP, or to generate related product revenues.

We do not have a partner for the development of pimavanserin, and are solely responsible for the advancement of this program and commercialization of the product.*

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including clinical trials of pimavanserin for indications other than in PDP, in the future we would need to add resources and raise additional funds in order to take this product candidate to market and to conduct the necessary sales and marketing activities, and to conduct further development activities, if we do not secure a partner. Our current strategy is to commercialize NUPLAZID for the treatment of hallucinations and delusions associated with PDP in the United States using our specialty sales force focused primarily on neurologists, a small group of psychiatrists, and pharmacists and physicians in long-term care facilities who treat PDP patients. In addition, if we are approved to commercialize NUPLAZID in markets outside of the United States, we will more than likely need to establish one or more strategic alliances in the future for that purpose. Without future collaboration partners in the United States and abroad, we might not be able to realize the full value of NUPLAZID.

We have conducted an initial life cycle planning project for pimavanserin that was initiated in the second quarter of 2015 and through which we have formulated an initial multi-year plan to develop pimavanserin in additional indications other than in PDP. Given the unique profile of pimavanserin, together with the list of potential indications we could pursue, this has been a substantial and a very important undertaking. Our life cycle planning process will be ongoing as we evaluate appropriate indications for pimavanserin to pursue as we seek to maximize the opportunities for this compound. If our life-cycle planning and execution is not conducted successfully, then we may not realize the full value from pimavanserin or may devote substantial resources to develop pimavanserin for indications that are ultimately not successful or do not yield adequate returns. Furthermore, even though NUPLAZID is approved for the treatment of hallucinations and delusions associated with PDP, a failure in a subsequent study for another indication or a failure in our post-marketing studies could harm our ability to successfully market NUPLAZID for the treatment of hallucinations and delusions associated with PDP or could lead to it being withdrawn from the market. If we are unable to develop pimavanserin for other indications, we may not be able to maximize the potential of the compound and that could have a material adverse effect on our future revenues and our success as a company.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we ended Phase I testing of AM-831 in 2012 and had previously had an unsuccessful Phase III trial with NUPLAZID. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our program in PDP, we commenced a Phase II study with pimavanserin for patients with ADP in November 2013 and we are planning additional studies in other indications, including those within schizophrenia and Alzheimer’s disease. We have a continuing clinical collaboration with Allergan with separate product candidates for the treatment of chronic pain that has reached Phase II development.

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
•

patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial;

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

In July 2014, Allergan announced that it would be reducing its worldwide headcount by approximately 13% and that it would be restructuring its operations. In March 2015, Actavis plc acquired Allergan. Allergan also previously has announced that it was seeking a partner for further development and commercialization of drug candidates in our chronic pain program under our continuing collaboration. In connection with Actavis’ acquisition of Allergan, and any related restructuring, Allergan elected to terminate our collaboration focused on muscarinic product candidates, including the glaucoma program covered by such collaboration, and, in connection with Actavis’ acquisition of Allergan, it may choose to devote substantially less resources to the chronic pain program or could discontinue such program entirely. If Allergan is unable to successfully partner our chronic pain program, it may elect to not pursue further development. In addition, any partner that Allergan does identify may devote substantially less resources than Allergan has devoted to this program to date. In addition, Allergan can terminate our existing chronic pain collaboration upon prior notice to us, as it has done with the glaucoma collaboration. Allergan may be more likely to terminate, or decline to continue, our chronic pain collaboration in connection with Actavis’ acquisition of Allergan.

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

We currently depend, and will in the future continue to depend, on third parties to manufacture NUPLAZID and our other product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID or our other product candidates.*

We have no manufacturing facilities and only limited experience as an organization in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our products and product candidates, including NUPLAZID.

In August 2015, we contracted with Patheon Pharmaceuticals Inc. to manufacture NUPLAZID drug product for commercial use in the United States following the commercial launch of NUPLAZID. Additionally, in August 2015 we contracted with BASF Pharma (Evionnaz) SA, which was subsequently acquired by Siegfried Pharma Evionnaz SA in October 2015, to manufacture active pharmaceutical ingredient, or API, to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for NUPLAZID drug product or NUPLAZID API. Even if we are able to enter into other long-term agreements with manufacturers for commercial supply on reasonable terms, we may be unable to do so with sufficient time prior to launch of NUPLAZID, which would expose us to substantial supply risk and potentially jeopardize our launch. Additionally, if any of our product candidates in addition to NUPLAZID are approved by the FDA or other regulatory agencies for commercial sale, or if NUPLAZID is approved for commercial sale in jurisdictions outside the United States, we will need to contract with a third party to manufacture such products for commercial sale in the United States and/or in such other jurisdictions.

Even though we entered into an agreement with Patheon for the manufacture of NUPLAZID drug product and with Siegfried for the manufacture of NUPLAZID API for commercial use, and even if we successfully enter into long-term agreements with other manufacturers, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. Presently, we only have one supplier of API and one supplier of drug product for our NUPLAZID (pimavanserin) program. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market NUPLAZID or any of our other product candidates. While we believe that there will be alternative sources available to manufacture our products and product candidates, including NUPLAZID, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

The manufacturers of our products and product candidates, including Patheon and Siegfried, are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs, and we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of our products, including NUPLAZID, or lead to significant delays in the launch and commercialization of NUPLAZID or any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly-enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of any of our products or product candidates, including NUPLAZID, will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize NUPLAZID in the United States, or provide any product candidates to patients in clinical trials, would be jeopardized. Any delay or interruption in our ability to meet commercial demand for our products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of April 30, 2016, we employed approximately 320 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources, especially now that we have commercial sales force. Our current infrastructure may be inadequate to support our commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. In particular, as we look to commercialize NUPLAZID, we will need to support the training and ongoing activities of our sales force and expect to need to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to:

•	manage our development efforts effectively;
•	integrate additional management, administrative and manufacturing personnel;
•	develop our marketing and sales organization; and
•	maintain sufficient administrative, accounting and management information systems and controls.

We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals. Our failure to accomplish any of these goals could harm our financial results and prospects.

As we grow as an organization and expand from a development to a commercial-stage company, we may make certain changes to our organization in order to properly manage our growth, which may include changes to the composition of our board of directors and management. Any such changes may be disruptive to us as an organization, which could harm our business.*

As we continue to grow as an organization, including by expanding our development efforts and building out our commercial capabilities for the commercial launch of NUPLAZID, we have implemented, and will continue to evaluate and may implement additional, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. These changes may include changes to the size and composition of our management and/or board of directors, as appropriate, to include individuals with substantial experience in managing or serving on the boards of directors of commercial-stage pharmaceutical companies. For example, in April 2016, two long-standing board members notified us that they will not be standing for re-election at our 2016 Annual Meeting of Stockholders, and another long-standing board member notified us that she will be resigning in connection with the 2016 Annual Meeting of Stockholders. Additionally, two long-standing board members resigned in November and December 2015, and our board recently elected three new board members, Dr. Edmund Harrigan, Julian Baker and Jim Daly. In September 2015, we named Steve Davis, who had been serving as our Interim CEO since March 2015, to be our President and Chief Executive Officer and to be a member of our Board of Directors. We also recently named Dr. Serge Stankovic as our new Executive Vice President, Head of Research and Development, to replace our previous Executive Vice President, Development and Chief Medical Officer who resigned in November 2015. We also hired a new Chief Medical Officer in January 2016. We currently are recruiting for a new Chief Financial Officer and may decide to hire other executive level employees as we grow. Any such significant changes to the organization may distract management or otherwise be disruptive to us as a company, which could harm our business.

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects would be limited. Even if we obtain rights to other product candidates or products, we will incur a variety of costs and may never realize the anticipated benefits.*

A key element of our strategy is to develop, acquire or in-license businesses, technologies, product candidates or products that we believe are a strategic fit with our business. The success of this strategy depends in large part on the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire or in-license clinically-enabled product candidates for the treatment of neurological disorders, or for therapeutic indications that complement or augment our current product candidates, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring or in-licensing promising product candidates requires substantial technical, financial and human resources expertise, and we have limited experience in identifying acquisition targets, successfully completing proposed acquisitions and integrating any acquired businesses, technologies, services or products into our current infrastructure. Efforts to do so may not result in the actual acquisition or in-license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire or license suitable product candidates from third parties on terms acceptable to us, our business and prospects will be limited. In particular, if we are unable to add additional commercial products to our portfolio, we may not be able to successfully leverage our commercial organization that we have assembled for the marketing and sale of NUPLAZID.

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

We do not know whether our drug discovery platform will lead to the discovery or development of commercially viable product candidates.*

Our drug discovery platform uses unproven methods to identify and develop product candidates, including NUPLAZID. With the exception of NUPLAZID for the treatment of hallucinations and delusions associated with PDP, we have never successfully completed clinical development of any of our product candidates, and, until such time as NUPLAZID is sold, there are no drugs on the market that have been discovered using our drug discovery platform.

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

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.*

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the success of our launch and commercialization of NUPLAZID in the United States for the treatment of hallucinations and delusions associated with PDP;
•	the status and cost of our post-marketing commitments for NUPLAZID;
•	the status and cost of development and commercialization of pimavanserin for indications other than in PDP and in jurisdictions other than the United States;
•	the status and cost of development and commercialization of our other product candidates, including compounds being developed under our collaborations;
•	whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates or products;
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
•

the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us following commercial launch of NUPLAZID, and against claims made in the two putative class action complaints, which have now been consolidated into one action, filed following our March 2015 announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID and the subsequent decline of the price of our common stock; and

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

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.*

Our commercial success depends on obtaining and maintaining intellectual property rights to our products and product candidates, including NUPLAZID, and technologies, as well as successfully defending these rights against third-party challenges. Any misappropriation of our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and contracts requiring confidentiality and nondisclosure.

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

Risks Related to Our Industry

We will be subject to stringent regulation in connection with the marketing of NUPLAZID and any other products derived from our product candidates, which could delay the development and commercialization of our products.*

The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Neither we nor our collaborators can market a pharmaceutical product, including NUPLAZID, in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, it may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. These limitations may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate.

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

If our competitors develop and market products that are more effective than NUPLAZID or our other product candidates, they may reduce or eliminate our commercial opportunity.*

Competition in the pharmaceutical and biotechnology industries is intense and expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our drug development programs.

For example, the use of NUPLAZID for the treatment of hallucinations and delusions associated with PDP will compete with off-label use of antipsychotic drugs, including generic drugs quetiapine and clozapine. If approved, pimavanserin for the treatment of ADP would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine, and drugs indicated for the treatment of Alzheimer’s disease and dementia in patients with Alzheimer’s disease, including Aricept, marketed by Eisai Inc. and Pfizer Inc., and Namenda, marketed by Forest Laboratories, LLC, a wholly-owned subsidiary of Actavis. Pimavanserin for the treatment of Alzheimer’s disease agitation would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine. Pimavanserin for the treatment of schizophrenia, if approved for that indication, would compete with Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., and generic drugs olanzapine, risperidone, aripiprazole and clozapine. In the area of chronic pain, potential products would compete with Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products, including NUPLAZID, or development or commercialization of our other product candidates.*

We face an inherent risk of product liability as a result of the commercial sales of NUPLAZID and the clinical testing of our product candidates, and will face an even greater risk following commercial launch of NUPLAZID in the United States or in other jurisdictions, if approved, or if we engage in the clinical testing of new product candidates or commercialize any additional products. For example, we may be sued if NUPLAZID or any other product we develop allegedly causes injury or is found to be otherwise unsuitable for administration in humans. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products or product candidates that we may develop;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize our products or product candidates; and
•	a decline in our stock price.

Although we currently have product liability insurance that covers our clinical trials, we may need to increase and expand this coverage in connection with the commercial launch of NUPLAZID and if we commence larger scale trials and if our product candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products that we or our collaborators develop. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of NUPLAZID in the United States or, if approved, in additional markets, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. Our liability could exceed our total assets if we do not prevail in a lawsuit from any injury caused by our drug products. Product liability claims could have a material adverse effect on our business and results of operations.

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the success of our launch and commercialization of NUPLAZID in the United States for the treatment of hallucinations and delusions associated with PDP;
•	the status and cost of our post-marketing commitments for NUPLAZID;
•	the status and cost of development and commercialization of pimavanserin for indications other than in PDP and in jurisdictions other than the United States;
•	the status and cost of development and commercialization of our other product candidates, including compounds being developed under our collaborations;
•	whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates or products;
•	any other communications or guidance from the FDA or other regulatory authorities that pertain to NUPLAZID or our product candidates;
•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding our collaborations;
•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;
•	announcements of technological innovations, new products, or other material events by our competitors or us, including any new products that we may acquire or in-license;
•	disputes or other developments concerning our proprietary and intellectual property rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
•	our failure to meet applicable NASDAQ listing standards and the possible delisting of our common stock from the NASDAQ Stock Market;
•	additions or departures of key personnel;
•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as blogs and chat rooms;
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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On April 1, 2015, we filed a registration statement covering the sale of up to 26,179,806 shares of our common stock, which includes 1,965,968 shares of our common stock issuable upon the exercise of warrants, that were owned by the Baker Entities as of March 31, 2016, representing approximately 23% of our outstanding shares. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities, will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also have an effective registration statement to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registration statement, or an indeterminate number of shares pursuant to a new registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

31.1

Certification of Stephen R. Davis, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen R. Davis, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: May 5, 2016	By:	/s/ Stephen R. Davis
Stephen R. Davis
President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive, Financial and Accounting Officer)