Form 10-Q
period 2016-06-30
ACADIA PHARMACEUTICALS INC
filed 2016-08-04
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 29, 2016:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	114,005,664

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$131,774	$102,138
Investment securities, available-for-sale	280,781	112,994
Accounts receivable, net	293	—
Interest and other receivables	1,340	1,638
Inventory	2,867	—
Prepaid expenses and other current assets	6,842	2,219
Total current assets	423,897	218,989
Property and equipment, net	2,897	2,203
Intangible assets, net	7,754	—
Restricted cash	2,375	375
Other assets	1,111	329
Total assets	$438,034	$221,896
Liabilities and stockholders’ equity
Accounts payable	$1,024	$1,672
Accrued liabilities	27,485	20,230
Deferred revenue	513	—
Total current liabilities	29,022	21,902
Long-term liabilities	197	232
Total liabilities	29,219	22,134
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at June 30, 2016 and December 31, 2015; 113,685,986 shares and 101,938,702 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	11	10
Additional paid-in capital	1,192,268	862,327
Accumulated deficit	(783,670)	(662,586)
Accumulated other comprehensive income	206	11
Total stockholders’ equity	408,815	199,762
Total liabilities and stockholders’ equity	$438,034	$221,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Product sales, net	$97	$—	$97	$—
Collaborative revenue	—	1	4	5
Total revenues	97	1	101	5
Operating expenses
Cost of product sales	526	—	526	—
License fees and royalties	248	—	248	—
Research and development	20,478	18,379	43,253	34,674
Selling, general and administrative	50,768	21,119	78,259	45,380
Total operating expenses	72,020	39,498	122,286	80,054
Loss from operations	(71,923)	(39,497)	(122,185)	(80,049)
Interest income, net	601	119	1,101	296
Net loss	$(71,322)	$(39,378)	$(121,084)	$(79,753)
Net loss per common share, basic and diluted	$(0.63)	$(0.39)	$(1.08)	$(0.80)
Weighted average common shares outstanding, basic and diluted	113,308	100,349	112,327	100,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(71,322)	$(39,378)	$(121,084)	$(79,753)
Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities	(111)	8	196	17
Foreign currency translation adjustments	1	(1)	(1)	3
Comprehensive loss	$(71,432)	$(39,371)	$(120,889)	$(79,733)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(121,084)	$(79,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	25,838	22,027
Amortization of premiums and accretion of discounts on investment securities, available for sale	(223)	(1,115)
Amortization of intangible assets	246	—
Depreciation	342	402
Loss on disposal of assets	5	—
Changes in operating assets and liabilities:
Accounts receivable, net	(293)	—
Interest and other receivables	298	(544)
Inventory	(2,512)	—
Prepaid expenses and other current assets	(4,623)	60
Restricted cash	(2,000)	—
Other assets	(782)	(46)
Accounts payable	(648)	900
Accrued liabilities	7,001	2,644
Deferred revenue	513	—
Long-term liabilities	(35)	205
Net cash used in operating activities	(97,957)	(55,220)
Cash flows from investing activities
Purchases of investment securities	(326,629)	(125,255)
Maturities of investment securities	159,260	209,454
Intangible assets	(8,000)	—
Purchases of property and equipment	(787)	(1,662)
Net cash (used in) provided by investing activities	(176,156)	82,537
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	289,429	4,038
Proceeds from settlement agreement	14,320	—
Net cash provided by financing activities	303,749	4,038
Effect of exchange rate changes on cash	—	3
Net increase in cash and cash equivalents	29,636	31,358
Cash and cash equivalents
Beginning of period	102,138	61,854
End of period	$131,774	$93,212
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$254	$—
Stock-based compensation capitalized in inventory	$355	$—

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

On April 29, 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s first drug, NUPLAZID™ (pimavanserin), for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis. NUPLAZID became available for prescription in the United States on May 31, 2016.

2. Basis of Presentation and Significant Accounting Policies

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts, distribution fees, chargebacks, and doubtful accounts. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. To date, the Company has determined that an allowance for doubtful accounts is not required.

Inventory

Inventory, consisting of raw material and finished goods, is stated at the lower of cost or estimated net realizable value. The Company uses a combination of standard and actual costing methodologies to determine its cost basis for its inventories which approximate actual costs. Inventory is valued on a first-in, first-out basis and includes third-party manufacturing costs, freight, and indirect overhead costs. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of NUPLAZID, all costs related to the manufacturing of NUPLAZID were charged to research and development expense in the period incurred. At June 30, 2016 the Company had an immaterial amount of zero cost raw material that was available for use in the manufacturing of commercial product. The Company provides reserves for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life.

License Fees and Royalties

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company has capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $246,000 for the three and six months ended June 30, 2016. As of June 30, 2016, estimated future amortization expense related to the Company’s intangible asset was $738,000 for the remainder of 2016, $1.5 million for each of 2017, 2018, 2019, and 2020, and $1.1 million thereafter.

Royalty expense incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, Commitments and Contingencies, is recorded to license fees and royalties as revenue from product sales is recognized.

Revenue Recognition

Product Sales, Net

The Company’s net product sales consist of U.S. sales of NUPLAZID and are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title to the product and associated risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

NUPLAZID was approved by the FDA on April 29, 2016 and the Company commenced shipments of NUPLAZID to specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in late May 2016. The Company has determined it does not currently have the necessary volume of activity to reasonably estimate certain sales allowances at the time title and risk of loss transfers to the SP or SD. Accordingly, the price is not considered fixed or determinable at that time. Therefore, the Company recognizes revenue once the SP has filled a patient’s prescription for NUPLAZID or the SD sells NUPLAZID. This approach is frequently referred to as the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the SP dispenses product to a patient based on the fulfillment of a prescription or the SD sells product to a government facility, long-term care pharmacy or in-patient hospital pharmacy. As of June 30, 2016, the Company had a deferred revenue balance of $513,000 related to NUPLAZID product sales.

The Company recognizes revenue from product sales net of allowances for distribution fees, rebates, chargebacks, and co-payment assistance.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase rights, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at June 30, 2016 and 2015, stock options, employee stock purchase rights, and warrants totaling approximately 14,404,000 shares and 12,196,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

During the three months ended March 31, 2016, the Company granted options to purchase an aggregate of 3,059,835 shares of its common stock in connection with annual option grants to eligible employees. These stock options vest over a four-year period from the date of grant and have a weighted average exercise price of $23.88 per share. Stock-based compensation expense for the six months ended June 30, 2015 included a one-time $9.0 million charge related to the transition agreement with the Company’s former Chief Executive Officer in connection with his retirement from the Company in March 2015. As of June 30, 2016, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $134.1 million, which is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of product sales	$189	$—	$189	$—
Research and development	4,780	2,839	9,176	5,201
Selling, general and administrative	8,914	4,660	16,473	16,826
	$13,883	$7,499	$25,838	$22,027

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw material	$2,144	$—
Finished goods	723	—
	$2,867	$—

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued research and development services	$7,636	$8,805
Accrued compensation and benefits	7,054	5,722
Accrued consulting and professional fees	11,076	4,508
Other	1,719	1,195
	$27,485	$20,230

6. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$37,671	$34	$—	$37,705
Government sponsored enterprise securities	78,743	39	—	78,782
Corporate debt securities	24,872	—	(11)	24,861
Commercial paper	139,301	132	—	139,433
	$280,587	$205	$(11)	$280,781

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$9,000	$—	$(1)	$8,999
Government sponsored enterprise securities	103,996	12	(13)	103,995
	$112,996	$12	$(14)	$112,994

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, all of the Company’s available-for-sale investment securities had contractual maturity dates of less than one year.

7. Fair Value Measurements

As of June 30, 2016, the Company held $363.1 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2016 and December 31, 2015.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$59,331	$59,331	$—	$—
U.S. Treasury notes	37,705	37,705	—	—
Government sponsored enterprise securities	86,777	—	86,777	—
Corporate debt securities	24,861	—	24,861	—
Commercial paper	154,419	—	154,419	—
	$363,093	$97,036	$266,057	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$46,437	$46,437	$—	$—
U.S. Treasury notes	8,999	8,999	—	—
Government sponsored enterprise securities	157,623	—	157,623	—
	$213,059	$55,436	$157,623	$—

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

Settlement Agreement Proceeds

In April 2016, the Company received a payment of $14.3 million pursuant to a settlement agreement with prior 10% stockholders who sold shares of the Company’s stock in 2013 that may have resulted in short-swing profits by the stockholders pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these proceeds as a capital contribution from stockholders and reflected a corresponding increase to additional paid-in capital.

9. Commitments and Contingencies

Royalty Payments

Pursuant to the terms of its 2006 license agreement with the Ipsen Group, the Company is required to make royalty payments of two percent of net sales of NUPLAZID.

Corporate Credit Card Program

In connection with the Company’s credit card program, the Company established a letter of credit in April 2016 for $2.0 million, which has automatic annual extensions and is fully secured by restricted cash.

Legal Proceedings

In March 2015, following the Company’s announcement of the update to the timing of its planned NDA submission to the FDA for NUPLAZID for the treatment of Parkinson’s disease psychosis (“PDP”) and the subsequent decline of the price of its common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of the Company’s planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of its common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accused the defendants of making materially false and misleading statements regarding the anticipated timing of the Company’s planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, the defendants filed a motion to dismiss the consolidated complaint. The plaintiffs filed their opposition to defendants’ motion to dismiss on March 22, 2016. The defendants filed their reply to plaintiffs’ opposition on April 21, 2016. The hearing on the defendants’ motion to dismiss was scheduled for May 20, 2016. The Court did not have a hearing but took the motion to dismiss under submission. The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

10. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to accounting for credit losses on financial instruments that changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In March, April, and May 2016, the FASB issued updates to its authoritative guidance for revenue from contracts with customers. The updates clarify certain aspects of the revenue guidance, including but not limited to, the implementation guidance on principal versus agent considerations, the licensing implementation guidance, identification of performance obligations, assessment of the collectability criterion, presentation of sales taxes and other similar taxes, and measurement of noncash consideration. The authoritative guidance for revenue from contracts with customers to which these updates apply is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is continuing to evaluate which transition approach to use and its impact, if any, on its consolidated financial statements.

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

In February 2016, the FASB issued authoritative guidance related to accounting for leases. This accounting guidance will require a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, on April 29, 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PDP, and is the only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PDP in our Phase III pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PDP. We hold worldwide commercialization rights to pimavanserin. In connection with FDA approval of NUPLAZID, we hired a U.S. specialty sales force of approximately 135 sales specialists who are focused on promoting NUPLAZID to physicians who treat PDP patients, including neurologists, psychiatrists and long-term care physicians. NUPLAZID became available for prescription in the United States on May 31, 2016.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PDP and we plan to continue to study the use of pimavanserin in multiple disease states. We believe Alzheimer’s disease represents one of our most important opportunities for further exploration. We recently completed enrollment of a Phase II study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or ADP, a disorder for which no drug is currently approved by the FDA. We expect to have top-line results from the study by the end of 2016. We also plan to initiate a Phase II study in Alzheimer’s disease agitation in the second half of 2016. We believe schizophrenia represents a disease with multiple unmet or ill-served needs and we are currently evaluating the most attractive development opportunities there for pimavanserin. We have successfully completed a Phase II study of pimavanserin in the treatment of schizophrenia where we observed significant anti-psychotic effects when pimavanserin was co-administered with a low dose of risperidone, a generic drug currently approved for the treatment of schizophrenia. Additionally, in connection with the FDA approval of NUPLAZID, we have committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in PDP patients treated with NUPLAZID and randomized, placebo-controlled eight-week studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of June 30, 2016, we had an accumulated deficit of $783.7 million. We expect to continue to incur operating losses for at least the next few years as we advance our programs and incur significant development and commercialization costs. In particular, we will be incurring new, additional costs over the next several quarters related to the launch of NUPLAZID, including costs related to the hiring of our sales force and related commercialization efforts.

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

Financial Operations Overview

Product and Collaborative Revenues

Net product sales consist of sales of NUPLAZID, which was approved by the FDA on April 29, 2016 and became available for prescription in the United States on May 31, 2016.

Prior to the generation of revenue from NUPLAZID, our revenues had been generated substantially from payments under our current and past collaboration agreements. Our prior collaboration agreement with Allergan focused on muscarinic product candidates for the treatment of glaucoma terminated in 2015 and we will not be receiving any further payments under that agreement. Our continuing collaboration agreement with Allergan involves the development of product candidates in the area of chronic pain. Under this continuing agreement, we are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any. We no longer receive research funding from this agreement and additional payments are dependent upon the advancement of an applicable product candidate. Our continuing collaboration agreement with Allergan in chronic pain is subject to termination upon notice by Allergan.

Cost of Product Sales

Cost of product sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of NUPLAZID. Cost of product sales may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances.

License Fees and Royalties

License fees and royalties consist of milestone payments expensed or capitalized and subsequently amortized under our 2006 license agreement with the Ipsen Group. License fees and royalties also include royalties of two percent due to the Ipsen Group based upon net sales of NUPLAZID.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on our most advanced product, NUPLAZID (pimavanserin), which was approved by the FDA for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis on April 29, 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than in PDP. Additionally, we will be responsible for all costs incurred for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses by project for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Costs of external service providers:
NUPLAZID (pimavanserin)	$9,841	$10,614	$20,999	$20,126
Other programs	118	216	341	371
Subtotal	9,959	10,830	21,340	20,497
Internal costs	5,739	4,710	12,737	8,976
Stock-based compensation	4,780	2,839	9,176	5,201
Total research and development	$20,478	$18,379	$43,253	$34,674

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PDP, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within Alzheimer’s disease and schizophrenia. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than in PDP, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than in PDP, including potential studies in schizophrenia and Alzheimer’s disease indications. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and other related costs, including stock-based compensation expense, for our commercial personnel, including our recently hired specialty sales force, our medical education professionals, and our personnel serving in executive, finance, business development, and business operations functions. Also included in selling, general and administrative expenses are professional fees associated with legal and accounting services, costs associated with patents and patent applications for our intellectual property, and fees paid to external service providers to support our commercial activities associated with NUPLAZID. We expect our selling, general and administrative expenses to increase in future periods to support commercial activities associated with NUPLAZID and our further development of pimavanserin in additional indications other than in PDP.

Critical Accounting Policies and Estimates

Other than the additional critical accounting policy related to revenue discussed below, there have been no significant changes to our critical accounting policies and estimates since December 31, 2015. For a description of our other critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenue Recognition

Product Sales, Net

Our net product sales consist of U.S. sales of NUPLAZID and are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title to the product and associated risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. NUPLAZID was approved by the FDA on April 29, 2016 and we commenced shipments of NUPLAZID to specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in late May 2016. We have determined we do not currently have the necessary volume of activity to reasonably estimate certain sales allowances at the time title and risk of loss transfers to the SP or SD. Accordingly, the price is not considered fixed or determinable at that time. Therefore, we recognize revenue once the SP has filled a patient’s prescription for NUPLAZID or the SD sells NUPLAZID. This approach is frequently referred to as the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the SP dispenses product to a patient based on the fulfillment of a prescription or the SD sells product to a government facility, long-term care pharmacy or in-patient hospital pharmacy. As of June 30, 2016, we had a deferred revenue balance of $513,000 related to NUPLAZID product sales.

We recognize revenue from product sales net of allowances for distribution fees, rebates, chargebacks, and co-payment assistance.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, the progress and timing of expenditures related to studies pursuant to our post-marketing commitments, our development of pimavanserin in additional indications other than in PDP, and the timing and amount of payments received pursuant to our current collaboration and any potential future collaborations. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended June 30, 2016 and 2015

Product Sales, Net

Net product sales were $97,000 for the three months ended June 30, 2016 and were comprised of sales of NUPLAZID which was approved by the FDA on April 29, 2016 and became available for prescription on May 31, 2016. No similar net product sales were recognized during the three months ended June 30, 2015.

During the initial launch period, we defer the recognition of revenue from sales of NUPLAZID until product is dispensed to patients by the SPs or sold to government facilities and long-term care and in-patient hospital pharmacies by the SDs. At June 30, 2016, deferred product revenue of $513,000 was recorded as a liability on the Company’s consolidated balance sheet, net of distribution fees.

Cost of Product Sales

Cost of product sales was $526,000 for the three months ended June 30, 2016, or approximately 542% of net product sales. The cost of product sales exceeded net product sales recognized due to certain manufacturing services and other period costs that are not directly correlated with sales volumes. Product sold during the three months ended June 30, 2016 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the three months ended June 30, 2016. No similar cost of product sales was recognized during the three months ended June 30, 2015.

License Fees and Royalties

License fees and royalties were $248,000 for the three months ended June 30, 2016 and consist of the amortization of the $8.0 million milestone paid to the Ipsen Group upon the FDA approval of NUPLAZID. The $8.0 million milestone was recorded as an intangible asset and is being amortized over the estimated useful life of the asset through the second half of 2021. In addition, license fees and royalties include royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. No similar license fees and royalties expense was recorded for the comparable period of 2015.

Research and Development Expenses

Research and development expenses increased to $20.5 million for the three months ended June 30, 2016, including $4.8 million in stock-based compensation expense, from $18.4 million for the three months ended June 30, 2015, including $2.8 million in stock-based compensation expense. The increase in research and development expenses was primarily due to an increase of $3.0 million in personnel and related costs and stock compensation expense associated with our expanded research and development organization, offset by a decrease of $871,000 in external service costs. The decrease in external service costs was primarily due to decreased manufacturing development costs, partially offset by increased clinical costs related to the development of pimavanserin in indications other than in PDP.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $50.8 million for the three months ended June 30, 2016, including $8.9 million in stock-based compensation expense, from $21.1 million for the three months ended June 30, 2015, including $4.7 million in stock-based compensation expense. The increase in selling, general and administrative expenses was due to an increase of $16.6 million in external service costs and an increase of $13.1 million in personnel and related costs and stock compensation expense. The increase in external service costs was primarily due to preparations for, and support of, the launch of NUPLAZID, as well as additional medical education programs. The increase in personnel and related costs was primarily driven by costs associated with the hiring of our specialty sales force in April 2016.

Comparison of the Six Months Ended June 30, 2016 and 2015

Product Sales, Net

Net product sales were $97,000 for the six months ended June 30, 2016 and were comprised of sales of NUPLAZID which was approved by the FDA on April 29, 2016 and became available for prescription on May 31, 2016. No similar net product sales were recognized during the six months ended June 30, 2015.

During the initial launch period, we defer the recognition of revenue from sales of NUPLAZID until product is dispensed to patients by the SPs or sold to government facilities and long-term care and in-patient hospital pharmacies by the SDs. At June 30, 2016, deferred product revenue of $513,000 was recorded as a liability on the Company’s consolidated balance sheet, net of distribution fees.

Cost of Product Sales

Cost of product sales was $526,000 for the six months ended June 30, 2016, or approximately 542% of net product sales. The cost of product sales exceeded net product sales recognized due to certain manufacturing services and other period costs that are not directly correlated with sales volumes. Product sold during the six months ended June 30, 2016 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the six months ended June 30, 2016. No similar cost of product sales was recognized during the six months ended June 30, 2015.

License Fees and Royalties

License fees and royalties were $248,000 for the six months ended June 30, 2016 and consist of the amortization of the $8.0 million milestone paid to the Ipsen Group upon the FDA approval of NUPLAZID. The $8.0 million milestone was recorded as an intangible asset and is being amortized over the estimated useful life of the asset through the second half of 2021. In addition, license fees and royalties include royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. No similar license fees and royalties expense was recorded for the comparable period of 2015.

Research and Development Expenses

Research and development expenses increased to $43.3 million for the six months ended June 30, 2016, including $9.2 million in stock-based compensation expense, from $34.7 million for the six months ended June 30, 2015, including $5.2 million in stock-based compensation expense. The increase in research and development expenses was primarily due to an increase of $7.7 million in personnel and related costs and stock compensation expense associated with our expanded research and development organization and an increase of $843,000 in external service costs. The increase in external service costs was due to increased clinical costs related to the development of pimavanserin in indications other than in PDP as well as costs associated with the FDA’s Psychopharmacologic Drugs Advisory Committee meeting that occurred in March 2016. These increases were largely offset by a decrease in manufacturing development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $78.3 million for the six months ended June 30, 2016, including $16.5 million in stock-based compensation expense, from $45.4 million for the six months ended June 30, 2015, including $16.8 million in stock-based compensation expense. The increase in selling, general and administrative expenses was due to an increase of $21.5 million in external service costs and an increase of $11.4 million in personnel and related costs and stock compensation expense. The increase in external service costs was primarily due to preparations for, and support of, the launch of NUPLAZID, as well as additional medical education programs. The increase in personnel and related costs was primarily driven by costs associated with the hiring of our specialty sales force in April 2016. These increases were partially offset by a one-time expense of $9.6 million incurred in the first quarter of 2015 in connection with the transition agreement with our former Chief Executive Officer upon his retirement in March 2015. Included in this compensation expense of $9.6 million was $9.0 million in stock-based compensation expense.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned commercial activities for NUPLAZID, our ongoing and planned development activities for pimavanserin in additional indications other than in PDP, and studies to be conducted pursuant to our post-marketing commitments. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next twelve months.

We may require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies to be conducted over the next several years, commercial activities for NUPLAZID, and other research and development programs;

•	the costs of maintaining and developing our sales and marketing capabilities for NUPLAZID;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the amount of U.S. product sales from NUPLAZID;
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

At June 30, 2016, we had $412.6 million in cash, cash equivalents, and investment securities, compared to $215.1 million at December 31, 2015. This $197.5 million increase was primarily due to our January 2016 follow-on public offering which raised net proceeds of approximately $281.6 million, partially offset by cash used in operations. Net cash used in operating activities increased to $98.0 million for the six months ended June 30, 2016 compared to $55.2 million for the six months ended June 30, 2015. This increase of $42.8 million was primarily due to the increase in our net loss.

Net cash used in investing activities totaled $176.2 million for the six months ended June 30, 2016 compared to net cash provided by investing activities of $82.5 million for the six months ended June 30, 2015. The net cash used in investing activities for the six months ended June 30, 2016 compared to the net cash provided by investing activities for the comparable period of 2015 was primarily due to an increase in purchases of investment securities attributable to the January 2016 follow-on public offering that contributed approximately $281.6 million in net proceeds available for investment. Also contributing to the net cash used in investing activities for the six months ended June 30, 2016 was the payment of an $8.0 million regulatory milestone pursuant to our license agreement with the Ipsen Group in connection with the FDA approval of NUPLAZID.

Net cash provided by financing activities increased to $303.7 million for the six months ended June 30, 2016 compared to $4.0 million for the six months ended June 30, 2015. This increase in net cash provided by financing activities for the six months ended June 30, 2016 was primarily attributable to the January 2016 follow-on public offering that contributed approximately $281.6 million in net proceeds. Also contributing to the increase in net cash provided by financing activities for the six months ended June 30, 2016 were proceeds of $14.3 million received pursuant to a settlement agreement with prior 10% stockholders who sold shares of our stock in 2013, as described in Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 8 — Stockholders’ Equity”.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our principal executive, financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2016. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

During the quarter ended June 30, 2016, we implemented processes and internal controls to record net product sales, cost of product sales and inventory as a result of the FDA approval and commercial launch of NUPLAZID. The implementation of these processes resulted in changes to internal controls over financial reporting, which we believe were material. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2016 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PDP and the subsequent decline of the price of our common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against us and certain of our current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accused the defendants of making materially false and misleading statements regarding the anticipated timing of our planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, we filed a motion to dismiss the consolidated complaint. The plaintiffs filed their opposition to our motion to dismiss on March 22, 2016. We filed our reply to plaintiffs’ opposition on April 21, 2016. The hearing on our motion to dismiss was scheduled for May 20, 2016. The Court did not have a hearing but took the motion to dismiss under submission. We plan to continue to vigorously defend against the claims advanced.

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

Risks Related to Our Business

Our prospects are highly dependent on the successful commercialization of NUPLAZID, which received approval in April 2016 from the U.S. Food and Drug Administration, or FDA, as a treatment for hallucinations and delusions associated with Parkinson’s disease psychosis, and became available for prescription in the United States in May 2016. To the extent NUPLAZID is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

NUPLAZID is our only drug that has been approved for sale and it has only been approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PDP, in the United States. We are focusing a significant portion of our activities and resources on NUPLAZID, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize NUPLAZID in the United States.

Successful commercialization of NUPLAZID is subject to many risks. Prior to NUPLAZID, we had never, as an organization, launched or commercialized any product, and there is no guarantee that we will be able to successfully launch or commercialize NUPLAZID for its approved indication. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain and further develop the team in order to successfully coordinate the launch and commercialization of NUPLAZID. Even if we are successful in maintaining and continuing to develop our commercial team, there are many factors that could cause the launch and commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PDP, it is especially difficult to estimate NUPLAZID’s market potential. The commercial success of NUPLAZID depends on the extent to which patients and physicians recognize and diagnose PDP and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PDP, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PDP is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID due to its “boxed” warning or other reasons, the commercial potential of NUPLAZID will be limited. We have limited information about how physicians, patients and payors will respond to the pricing of NUPLAZID, including because as part of our initial launch strategy we have provided free product as samples and through a 30-day free trial period of NUPLAZID, and do not know whether patients that initially use NUPLAZID will continue to do so after the sample or 30-day free trial period ends. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications other than in PDP, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

If the launch or commercialization of NUPLAZID is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of NUPLAZID for other indications in the United States, or for any indications in foreign jurisdictions, we will not be able to market NUPLAZID for other indications or in other jurisdictions, which will limit our commercial revenues.*

While NUPLAZID (pimavanserin) has been approved by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market NUPLAZID for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to get such approval for NUPLAZID. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PDP does not ensure that the foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PDP. In particular, in May 2016 we received comments from the European Medicines Agency, or EMA, on our proposed pediatric investigation plan, or PIP, related to our planned submission of a marketing authorization application, or MAA, for NUPLAZID in Europe. Since receiving these comments we have been working with the EMA to develop an appropriate PIP for NUPLAZID in Europe, and discussions with the EMA are ongoing. As we will need to have agreement on the PIP before we can submit our MAA, this has pushed back the proposed timing of our submission of the MAA and we do not yet have a revised estimate of when we will make that filing. If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency other than the FDA, we will never be able to commercialize NUPLAZID for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

Additionally, in connection with the FDA approval, we have committed to conduct the following post-marketing studies: (i) a randomized, placebo-controlled withdrawal study in PDP patients treated with NUPLAZID, (ii) studies to collect additional data to add to the NUPLAZID safety database from an aggregate of at least 500 predominantly frail and elderly subjects on NUPLAZID in one or more randomized, placebo-controlled studies of eight or more weeks duration, (iii) a drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer, and (iv) re-analysis of tissue samples from certain previously conducted pre-clinical studies. If we fail to comply with our post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing or planned clinical studies of NUPLAZID, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

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

If any of these actions were to occur, we may have to discontinue the commercialization of NUPLAZID, limit our sales and marketing efforts, conduct further post-approval studies, and/or discontinue or change any other ongoing or planned clinical studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

NUPLAZID has only been studied in a limited number of patients and in limited populations. Following commercial launch, NUPLAZID will be available to a much larger number of patients and in broader populations, and we do not know whether the results of NUPLAZID use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.*

NUPLAZID has been administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal -020 Phase III trial with NUPLAZID for the treatment of PDP, or the -020 Study. While the FDA granted approval of NUPLAZID based on the data included in the NDA, including data from the -020 Study, we do not know whether the results when a large number of patients and broader populations are exposed to NUPLAZID, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of NUPLAZID that served as the basis for the approval of NUPLAZID. New data relating to NUPLAZID, including from adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of NUPLAZID from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing NUPLAZID marketing applications for indications other than in PDP and/or in other jurisdictions, or impose additional post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We currently have very limited experience as a company in marketing and distributing pharmaceutical products and rely on a limited network of third party distributors and pharmacies to distribute NUPLAZID. If we are unable to effectively commercialize NUPLAZID, we may not be able to generate product revenues.*

Our strategy is to build a fully-integrated biopharmaceutical company to successfully execute the commercial launch of NUPLAZID in the United States. NUPLAZID is our only drug that has been approved for sale by any regulatory body, and it became available for prescription in the United States on May 31, 2016.  As such, while we have established our commercial team, hired our U.S. sales force and commenced the launch of NUPLAZID in the United States, we currently have very limited experience commercializing pharmaceutical products as an organization. In order to successfully market NUPLAZID, we must maintain and continue to develop our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain and develop adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize NUPLAZID and may not become profitable.

Included in our strategy in the United States is employing our internal specialty sales force to commercialize NUPLAZID for the treatment of PDP. While we have hired our U.S. sales force for NUPLAZID and have commenced commercialization of NUPLAZID, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully maintain and further develop this capability.

Additionally, our strategy in the United States includes distributing NUPLAZID solely through a limited network of third-party specialty distributors and pharmacies. While we have entered into agreements with each of these distributors and pharmacies to distribute NUPLAZID in the United States, they may not perform as agreed, or they may terminate their agreements with us. Also, we may need to enter into agreements with additional distributors or pharmacies, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. If we are unable to maintain and, if needed, expand, our network of specialty distributors and pharmacies, this would expose us to substantial distribution risk.

In the event we are unable to effectively develop and maintain our commercial team, including our U.S. sales force, or maintain our network of specialty distributors and pharmacies, our ability to effectively commercialize NUPLAZID would be limited and we would not be able to generate product revenues successfully.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize NUPLAZID will be harmed.*

NUPLAZID is a newly-marketed drug and, therefore, none of the members of our sales force had ever promoted NUPLAZID prior to its launch. In addition, NUPLAZID is the first drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing NUPLAZID for the treatment of hallucinations and delusions associated with PDP to neurologists, select psychiatrists, and pharmacists and physicians in long-term care facilities. In addition, we must train our sales force to ensure that a consistent and appropriate message about NUPLAZID is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NUPLAZID and its proper administration, our efforts to successfully commercialize NUPLAZID could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID at the price that we have selected. NUPLAZID is available to treat hallucinations and delusions associated with PDP, an indication for which no other FDA-approved pharmaceutical treatment exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to the pricing of NUPLAZID. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PDP, the rate of diagnosis of PDP, the prevalence and rate of hallucinations and delusions in patients diagnosed with PDP, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PDP, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PDP, instead of NUPLAZID. Additionally, NUPLAZID is approved only for the treatment of hallucinations and delusions associated with PDP, rather than for the treatment of PDP and/or other symptoms of PDP, which may cause confusion for prescribing physicians. This confusion could result in physicians not prescribing NUPLAZID for patients diagnosed with PDP. The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PDP. This warning may discourage physicians from prescribing NUPLAZID to patients diagnosed with PDP, including those with dementia. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PDP, issues may arise with respect to patient adherence and compliance rates. For example, the recommended dosing of NUPLAZID is two 17 mg tablets, taken together once a day. Patients may elect, whether at the direction of their physician or otherwise, to take only one tablet a day instead of two, to take tablets at different times during the day, or to otherwise not adhere to the recommended dosing, any of which could result in far lower efficacy. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it. Thus, the commercial success of NUPLAZID depends on acceptance by patients and physicians, and there are a number of factors that could skew our or others’ estimates about whether and to what extent NUPLAZID will be prescribed for the treatment of hallucinations and delusions associated with PDP.

Our ability to generate product revenues will be diminished if NUPLAZID does not receive coverage from payors or sells for inadequate prices, or if patients have unacceptably high co-pay amounts.*

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for NUPLAZID, or other products we may market, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients may not use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost.

In addition, the market for NUPLAZID depends significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which NUPLAZID is approved.

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

We are subject to federal, state and foreign healthcare laws and regulations and implementation of or changes to such healthcare laws and regulations could adversely affect our business and results of operations.*

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell NUPLAZID, and any other potential products, as described in greater detail in the Government Regulation section of our Annual Report. If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, exclusion from federal health care programs and the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with NUPLAZID, and any other products we may market, which could negatively impact our profitability.

We expect that the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using our products, reduce product utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other anticipated developments resulting from the federal healthcare reform legislation, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset fees enacted under the ACA on certain drug product sales, subject to limited exceptions. It is possible that these fees, if applicable, would adversely affect our financial performance. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval.

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

We are subject, directly and indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

We began commercializing NUPLAZID in the United States in May 2016.  As a result, our operations are now directly, and indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our sales, marketing and education programs and constrain the business or financial arrangements with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we are subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which impose criminal and civil penalties, through civil whistleblower or qui tam actions, on individuals or entities for, among other things, knowingly presenting, or causing to be presented to the U.S. federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payors directly and our customers make the ultimate decision on how to submit claims, from time-to-time, for NUPLAZID, and any other product candidates that may be approved, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of NUPLAZID, or any other product candidates that may be approved, outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

The FDA granted marketing approval of NUPLAZID for the treatment of hallucinations and delusions associated with PDP, and we could face liability if a regulatory authority determines that we are promoting NUPLAZID for any “off-label” uses.*

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of NUPLAZID, and any other products we may market, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2016, we had an accumulated deficit of approximately $783.7 million. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

Even though we began commercializing NUPLAZID in the United States in May 2016, we still expect to incur significant expenses and net losses for at least the next few years as we continue our first ever commercialization efforts and pursue the further development and commercialization of NUPLAZID and other product candidates. Substantially all of our revenues for the twelve months ended December 31, 2015 were from reimbursement of patent costs under our agreements with third parties. The research term of our 2003 research collaboration with Allergan concluded in 2013 and we no longer recognize revenues from this collaboration. In addition, our 1999 muscarinic collaboration focused on glaucoma terminated in 2015 and we will not be receiving any further payments under that agreement. Thus, any payments from Allergan pursuant to our continuing collaboration in chronic pain are dependent upon the advancement of an applicable product candidate, and we cannot be certain that we will receive any additional collaboration payments. We expect that our near-term revenues will therefore be substantially dependent on our ability to generate net product sales of NUPLAZID. To the extent that we cannot generate significant revenues from the sale of NUPLAZID to cover our expenses, including the significant expenses associated with commercializing NUPLAZID and continuing to develop pimavanserin in additional indications, we may never achieve profitability and/or may have to reduce our commercialization and/or research and development activities to become profitable, which would harm our future growth prospects.  Additionally, to obtain revenues from product candidates other than NUPLAZID, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, manufacturing and marketing compounds with significant market potential. We may never succeed in these activities and may never generate revenues from our commercialization of NUPLAZID, or from other product candidates that may be approved, that are significant enough to achieve profitability.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully develop and commercialize NUPLAZID or any of our other product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $412.6 million at June 30, 2016. In January 2016, we raised net proceeds of approximately $281.6 million in a follow-on public offering. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, ongoing and planned commercialization activities for NUPLAZID, post-marketing commitments for NUPLAZID, and other research and development programs;

•	the costs of maintaining and developing our sales and marketing capabilities for NUPLAZID;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the costs of preparing applications for regulatory approvals for NUPLAZID and other product candidates, as well as the costs required to support review of such applications;
•	our ability to obtain regulatory approval for, and generate product sales from, NUPLAZID or other product candidates;

•	the costs of acquiring additional product candidates or research and development programs;
•	the scope, prioritization and number of our research and development programs;
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

The pivotal Phase III study with NUPLAZID for PDP, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from the -020 Study. Even though we successfully completed the -020 Study, those results are not predictive of the results of any additional studies that we may undertake with pimavanserin, including the post-marketing studies we committed to conduct in connection with the FDA approval of NUPLAZID. We believe that pimavanserin also may have utility in indications other than in PDP, such as Alzheimer’s disease psychosis, or ADP, other indications related to Alzheimer’s disease, and schizophrenia. However, prior to the first efficacy study that we commenced in late 2013, we had never tested pimavanserin in clinical studies for ADP or any Alzheimer’s disease indication, and we have only conducted a Phase II trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study or that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for the treatment in PDP will be consistent with those from the -020 Study.

If we do not successfully complete additional development of NUPLAZID, we will be unable to market and sell NUPLAZID or products derived from it for indications other than the treatment of hallucinations and delusions associated with PDP, or to generate related product revenues.

We do not have a partner for the development of pimavanserin, and are solely responsible for the advancement of this program and commercialization of the product.*

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including clinical trials of pimavanserin for indications other than in PDP, in the future we would need to add resources and raise additional funds in order to take this product candidate to market for indications other than in PDP or in jurisdictions outside the United States, and to conduct the necessary sales and marketing activities, and to conduct further development activities, if we do not secure a partner. Our current strategy is to commercialize NUPLAZID for the treatment of hallucinations and delusions associated with PDP in the United States using our specialty sales force focused primarily on neurologists, a small group of psychiatrists, and pharmacists and physicians in long-term care facilities who treat PDP patients. In addition, if we are approved to commercialize NUPLAZID in markets outside of the United States, we will more than likely need to establish one or more strategic alliances in the future for that purpose. Without future collaboration partners in the United States and abroad, we might not be able to realize the full value of NUPLAZID.

We conducted a life-cycle planning project for pimavanserin that was initiated in 2015 and through which we have formulated a multi-year plan to develop pimavanserin in additional indications other than in PDP. Given the unique profile of pimavanserin, together with the list of potential indications we could pursue, this has been a substantial and a very important undertaking. Our life-cycle planning process will be ongoing as we evaluate appropriate indications for pimavanserin to pursue as we seek to maximize the opportunities for this compound. If our life-cycle planning and execution is not conducted successfully, then we may not realize the full value from pimavanserin or may devote substantial resources to develop pimavanserin for indications that are ultimately not successful or do not yield adequate returns. Furthermore, even though NUPLAZID is approved for the treatment of hallucinations and delusions associated with PDP, a failure in a subsequent study for another indication or a failure in our post-marketing studies could harm our ability to successfully market NUPLAZID for the treatment of hallucinations and delusions associated with PDP or could lead to it being withdrawn from the market. If we are unable to develop pimavanserin for other indications, we may not be able to maximize the potential of the compound and that could have a material adverse effect on our future revenues and our success as a company.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we ended Phase I testing of AM-831 in 2012 and had previously had an unsuccessful Phase III trial with NUPLAZID. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our program in PDP, we commenced a Phase II study with pimavanserin for patients with ADP in November 2013, for which we expect to have top-line results by the end of 2016, and we are planning additional studies in other indications, including those within schizophrenia and Alzheimer’s disease. We have a continuing clinical collaboration with Allergan with separate product candidates for the treatment of chronic pain that has reached Phase II development.

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

If Allergan elects to devote substantially less resources to the chronic pain program, absent circumstances giving rise to our right to terminate, our remedies against Allergan are limited, and we may not be able to regain rights to such program. If Allergan elects to discontinue the chronic pain program and terminates our collaboration agreement, as was the case with the glaucoma program, the discontinued program may revert to us, in which case we would need to evaluate whether to continue advancing such program alone or with a new collaborator. Either advancing such program alone or seeking a new collaborator would divert our management’s attention and involve expending additional resources that are currently devoted to our other programs, including our pimavanserin program. We have not yet made a determination with regard to any further development of the glaucoma program that returned to us under the collaboration focused on muscarinic product candidates.

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

In August 2015, we contracted with Patheon Pharmaceuticals Inc. to manufacture NUPLAZID drug product for commercial use in the United States following the commercial launch of NUPLAZID. Additionally, in August 2015 we contracted with BASF Pharma (Evionnaz) SA, which was subsequently acquired by Siegfried Pharma Evionnaz SA in October 2015, to manufacture active pharmaceutical ingredient, or API, to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for NUPLAZID drug product or NUPLAZID API. Even if we are able to enter into other long-term agreements with manufacturers for commercial supply on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. Additionally, if any of our product candidates in addition to NUPLAZID are approved by the FDA or other regulatory agencies for commercial sale, or if NUPLAZID is approved for commercial sale in jurisdictions outside the United States, we will need to contract with a third party to manufacture such products for commercial sale in the United States and/or in such other jurisdictions.

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

The manufacturers of our products and product candidates, including Patheon and Siegfried, are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs, and we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of our products, including NUPLAZID, negatively impact our commercialization of NUPLAZID, or lead to significant delays in the launch and commercialization of any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly-enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of any of our products, including NUPLAZID, or product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize NUPLAZID in the United States, or provide any product candidates to patients in clinical trials, would be jeopardized. Any delay or interruption in our ability to meet commercial demand for our products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of any of our products or product candidates and could have a material adverse effect on our business, results of operations, financial condition and prospects.

If we are unable to attract, retain, and motivate key management, research and development, and sales and marketing personnel, our drug development programs, our research and discovery efforts, and our commercialization plans may be delayed and we may be unable to successfully develop or commercialize our product candidates, including NUPLAZID.*

Our success depends on our ability to attract, retain, and motivate highly qualified management, scientific, and commercial personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. In the future, we expect to need to hire additional personnel as we expand our research and development efforts for pimavanserin and commercial activities for NUPLAZID from our current levels. We face competition for experienced scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize products and product candidates will be limited. If we are unable to attract and retain the necessary personnel, it will significantly impede the achievement of our research and development objectives, our commercialization efforts for NUPLAZID, and our ability to meet the demands of our collaborators in a timely fashion.

All of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management.

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of June 30, 2016, we employed approximately 330 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize NUPLAZID, we will need to support the training and ongoing activities of our sales force and expect to need to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to:

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

As we grow as an organization and expand from a development to a commercial-stage company, we may make certain changes to our organization in order to properly manage our growth, which may include changes to the composition of our board of directors and management. Any such changes may be disruptive to us as an organization, which could harm our business.*

As we continue to grow as an organization, including by expanding our development efforts and building out our capabilities for the ongoing commercialization of NUPLAZID, we have implemented, and will continue to evaluate and may implement additional, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. These changes may include changes to the size and composition of our management and/or board of directors, as appropriate, to include individuals with substantial experience in managing or serving on the boards of directors of commercial-stage pharmaceutical companies. For example, in June 2016, two long-standing board members did not stand for re-election at our 2016 Annual Meeting of Stockholders, and another long-standing board member resigned in connection with the 2016 Annual Meeting of Stockholders. Additionally, two long-standing board members resigned in November and December 2015, and our board recently elected three new board members, Dr. Edmund Harrigan, Julian Baker and Jim Daly. In September 2015, we named Steve Davis, who had been serving as our Interim CEO since March 2015, to be our President and Chief Executive Officer and to be a member of our Board of Directors. We also named Dr. Serge Stankovic as our new Executive Vice President, Head of Research and Development, to replace our previous Executive Vice President, Development and Chief Medical Officer who resigned in November 2015. We also hired a new Chief Medical Officer in January 2016. We currently are recruiting for a new Chief Financial Officer and may decide to hire other executive level employees as we grow. Any such significant changes to the organization may distract management or otherwise be disruptive to us as a company, which could harm our business.

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

We do not know whether our drug discovery platform will lead to the discovery or development of commercially viable product candidates.*

Our drug discovery platform uses unproven methods to identify and develop product candidates, including NUPLAZID. With the exception of NUPLAZID for the treatment of hallucinations and delusions associated with PDP, we have never successfully completed clinical development of any of our product candidates, and, except for NUPLAZID, there are no drugs on the market that have been discovered using our drug discovery platform.

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

Risks Related to Our Industry

We are subject to stringent regulation in connection with the marketing of NUPLAZID and any other products derived from our product candidates, which could delay the development and commercialization of our products.*

The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Neither we nor our collaborators can market a pharmaceutical product, including NUPLAZID, in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, the FDA and other regulatory agencies may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. These limitations may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate.

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

For example, the use of NUPLAZID for the treatment of hallucinations and delusions associated with PDP will compete with off-label use of antipsychotic drugs, including generic drugs quetiapine and clozapine. If approved, pimavanserin for the treatment of ADP would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine, and drugs indicated for the treatment of Alzheimer’s disease and dementia in patients with Alzheimer’s disease, including Aricept, marketed by Eisai Inc. and Pfizer Inc., and Namenda, marketed by Forest Laboratories, LLC, a wholly-owned subsidiary of Actavis. Pimavanserin for the treatment of Alzheimer’s disease agitation, if approved for that indication, would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine. Pimavanserin for the treatment of schizophrenia, if approved for that indication, would compete with Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., and generic drugs olanzapine, risperidone, aripiprazole and clozapine. In the area of chronic pain, potential products would compete with Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma, if approved, would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products, including NUPLAZID, or development or commercialization of our other product candidates.*

We face an inherent risk of product liability as a result of the commercial sales of NUPLAZID in the United States and the clinical testing of our product candidates, and will face an even greater risk following commercial launch of NUPLAZID in additional jurisdictions, if approved, or if we engage in the clinical testing of new product candidates or commercialize any additional products. For example, we may be sued if NUPLAZID or any other product we develop allegedly causes injury or is found to be otherwise unsuitable for administration in humans. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Although we currently have product liability insurance that covers our clinical trials and the commercialization of NUPLAZID, we may need to increase and expand this coverage, including if we commence larger scale trials and if other product candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products that we or our collaborators develop. If we determine that it is prudent to increase our product liability coverage, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. Our liability could exceed our total assets if we do not prevail in a lawsuit from any injury caused by our drug products. Product liability claims could have a material adverse effect on our business and results of operations.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On April 1, 2015, we filed a registration statement covering the sale of up to 26,179,806 shares of our common stock, which includes 1,965,968 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of March 31, 2016, and which represent approximately 23% of our outstanding shares. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities, will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also have an effective registration statement to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registration statement, or an indeterminate number of shares pursuant to a new registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, As Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	First Amendment to Product Agreement, dated April 25, 2016, between Patheon Pharmaceuticals Inc. and the Registrant.

10.2[b]	2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 10, 2016)

10.3[b]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed June 10, 2016)

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 4, 2016, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

ACADIA Pharmaceuticals Inc.

Date: August 4, 2016	By:	/s/ Stephen R. Davis
Stephen R. Davis
President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive, Financial and Accounting Officer)