Form 10-Q
period 2016-09-30
ACADIA PHARMACEUTICALS INC
filed 2016-11-07
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 31, 2016:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	121,113,846

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$153,679	$102,138
Investment securities, available-for-sale	435,180	112,994
Accounts receivable, net	3,839	—
Interest and other receivables	1,385	1,638
Inventory	4,301	—
Prepaid expenses and other current assets	5,106	2,219
Total current assets	603,490	218,989
Property and equipment, net	3,159	2,203
Intangible assets, net	7,385	—
Restricted cash	2,375	375
Other assets	975	329
Total assets	$617,384	$221,896
Liabilities and stockholders’ equity
Accounts payable	$2,828	$1,672
Accrued liabilities	34,445	20,230
Deferred revenue	1,876	—
Total current liabilities	39,149	21,902
Long-term liabilities	177	232
Total liabilities	39,326	22,134
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at September 30, 2016 and December 31, 2015; 121,107,222 shares and 101,938,702 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	12	10
Additional paid-in capital	1,432,796	862,327
Accumulated deficit	(855,283)	(662,586)
Accumulated other comprehensive income	533	11
Total stockholders’ equity	578,058	199,762
Total liabilities and stockholders’ equity	$617,384	$221,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Product sales, net	$5,268	$—	$5,365	$—
Collaborative revenue	—	39	4	44
Total revenues	5,268	39	5,369	44
Operating expenses
Cost of product sales	845	—	1,371	—
License fees and royalties	475	—	723	—
Research and development	25,813	18,729	69,066	53,403
Selling, general and administrative	50,534	20,308	128,793	65,688
Total operating expenses	77,667	39,037	199,953	119,091
Loss from operations	(72,399)	(38,998)	(194,584)	(119,047)
Interest income, net	786	92	1,887	388
Net loss	$(71,613)	$(38,906)	$(192,697)	$(118,659)
Net loss per common share, basic and diluted	$(0.61)	$(0.39)	$(1.69)	$(1.18)
Weighted average common shares outstanding, basic and diluted	117,497	100,756	114,063	100,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(71,613)	$(38,906)	$(192,697)	$(118,659)
Other comprehensive gain (loss):
Unrealized gain on investment securities	328	34	524	51
Foreign currency translation adjustments	(1)	—	(2)	3
Comprehensive loss	$(71,286)	$(38,872)	$(192,175)	$(118,605)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(192,697)	$(118,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	39,847	31,292
Amortization of premiums and accretion of discounts on investment securities, available for sale	145	(1,902)
Amortization of intangible assets	615	—
Depreciation	583	519
Loss on disposal of assets	5	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,839)	—
Interest and other receivables	253	758
Inventory	(3,503)	—
Prepaid expenses and other current assets	(2,887)	(782)
Restricted cash	(2,000)	—
Other assets	(646)	(118)
Accounts payable	994	144
Accrued liabilities	14,090	1,571
Deferred revenue	1,876	—
Long-term liabilities	(55)	104
Net cash used in operating activities	(147,219)	(87,073)
Cash flows from investing activities
Purchases of investment securities	(592,868)	(215,926)
Maturities of investment securities	271,061	308,619
Intangible assets	(8,000)	—
Purchases of property and equipment	(1,257)	(1,848)
Net cash (used in) provided by investing activities	(331,064)	90,845
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	515,506	5,170
Proceeds from settlement agreement	14,320	—
Net cash provided by financing activities	529,826	5,170
Effect of exchange rate changes on cash	(2)	3
Net increase in cash and cash equivalents	51,541	8,945
Cash and cash equivalents
Beginning of period	102,138	61,854
End of period	$153,679	$70,799
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$287	$186
Stock-based compensation capitalized in inventory	$798	$—

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

On April 29, 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s first drug, NUPLAZID® (pimavanserin), for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis. NUPLAZID became available for prescription in the United States on May 31, 2016.

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

Inventory

Inventory, consisting of raw material and finished goods, is stated at the lower of cost or estimated net realizable value. The Company uses a combination of standard and actual costing methodologies to determine the cost basis for its inventories which approximates actual costs. Inventory is valued on a first-in, first-out basis and includes third-party manufacturing costs, freight, and indirect overhead costs. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of NUPLAZID, all costs related to the manufacturing of NUPLAZID were charged to research and development expense in the period incurred. At September 30, 2016 the Company had an immaterial amount of zero cost raw material that was available for use in the manufacturing of commercial product. The Company provides reserves for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. To date, the Company has determined that a reserve for potentially excess, dated or obsolete inventory is not required.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company has capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $369,000 and $615,000 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, estimated future amortization expense related to the Company’s intangible asset was $369,000 for the remainder of 2016, $1.5 million for each of 2017, 2018, 2019, and 2020, and $1.1 million thereafter.

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

NUPLAZID was approved by the FDA on April 29, 2016 and the Company commenced shipments of NUPLAZID to specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in late May 2016. Through September 30, 2016, the Company has determined it does not have the necessary volume of activity to reasonably estimate certain sales allowances at the time title and risk of loss transfers to the SP or SD. Accordingly, the price is not considered fixed or determinable at that time. Therefore, the Company recognizes revenue once the SP has filled a patient’s prescription for NUPLAZID or the SD sells NUPLAZID. This approach is frequently referred to as the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the SP dispenses product to a patient based on the fulfillment of a prescription or the SD sells product to a government facility, long-term care pharmacy or in-patient hospital pharmacy. As of September 30, 2016, the Company had a deferred revenue balance of $1.9 million, net of distribution fees, related to NUPLAZID product sales.

The Company recognizes revenue from product sales net of allowances for distribution fees, rebates, chargebacks, and co-payment assistance.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase rights, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at September 30, 2016 and 2015, stock options, employee stock purchase rights, and warrants totaling approximately 14,463,000 shares and 12,309,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of product sales	$308	$—	$497	$—
Research and development	4,319	3,938	13,495	9,139
Selling, general and administrative	9,382	5,327	25,855	22,153
	$14,009	$9,265	$39,847	$31,292

As of September 30, 2016, total unrecognized compensation cost related to stock options and purchase plan rights was approximately $134.9 million, which is expected to be recognized over a weighted-average period of 3.0 years.

During the three months ended March 31, 2016, the Company granted options to purchase an aggregate of 3,059,835 shares of its common stock in connection with annual option grants to eligible employees. These stock options vest over a four-year period from the date of grant and have a weighted average exercise price of $23.88 per share. Stock-based compensation expense for the nine months ended September 30, 2015 included a one-time $9.0 million charge related to the transition agreement with the Company’s former Chief Executive Officer in connection with his retirement from the Company in March 2015.

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$2,157	$—
Raw material	2,144	—
	$4,301	$—

Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued research and development services	$9,866	$8,805
Accrued compensation and benefits	11,921	5,722
Accrued consulting and professional fees	9,488	4,508
Other	3,170	1,195
	$34,445	$20,230

6. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$53,947	$32	$—	$53,979
Government sponsored enterprise securities	128,245	37	—	128,282
Corporate debt securities	68,664	—	(40)	68,624
Commercial paper	183,802	493	—	184,295
	$434,658	$562	$(40)	$435,180

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$9,000	$—	$(1)	$8,999
Government sponsored enterprise securities	103,996	12	(13)	103,995
	$112,996	$12	$(14)	$112,994

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, all of the Company’s available-for-sale investment securities had contractual maturity dates of less than one year.

7. Fair Value Measurements

As of September 30, 2016, the Company held $586.4 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2016 and December 31, 2015.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between levels.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$93,769	$93,769	$—	$—
U.S. Treasury notes	53,979	53,979	—	—
Government sponsored enterprise securities	151,764	—	151,764	—
Corporate debt securities	71,631	—	71,631	—
Commercial paper	215,264	—	215,264	—
	$586,407	$147,748	$438,659	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$46,437	$46,437	$—	$—
U.S. Treasury notes	8,999	8,999	—	—
Government sponsored enterprise securities	157,623	—	157,623	—
	$213,059	$55,436	$157,623	$—

8. Stockholders’ Equity

Public Offerings

In August 2016, the Company raised net proceeds of approximately $215.9 million from the sale of 6,969,696 shares of its common stock in a follow-on public offering, including 909,090 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

In January 2016, the Company raised net proceeds of approximately $281.6 million from the sale of 10,344,827 shares of its common stock in a follow-on public offering. In connection with the January 2016 offering, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (the “Baker Entities”), all of which are existing stockholders of the Company and are affiliated with two of its directors, Julian C. Baker and Dr. Stephen R. Biggar. Under the Registration Rights Agreement, the Company agreed that, if the Baker Entities demand that the Company register their shares of its common stock, par value $0.0001 per share, for resale under the Securities Act of 1933, as amended (the “Securities Act”), the Company would be obligated to effect such registration. The Company’s registration obligations under the Registration Rights Agreement cover all shares of its common stock now held or later acquired by the Baker Entities (including approximately $75.0 million and $43.0 million of shares that the Baker Entities purchased at the public offering price in the January 2016 and August 2016 offerings, respectively), will continue in effect for up to 10 years, and include the Company’s obligation to facilitate certain underwritten public offerings of its common stock by the Baker Entities in the future. The Company has agreed to bear all expenses incurred by it in effecting any registration pursuant to the Registration Rights Agreement as well as the legal expenses of the Baker Entities of up to $50,000 per underwritten public offering effected pursuant to the Registration Rights Agreement. On April 1, 2016, pursuant to the Registration Rights Agreement, the Company filed a registration statement covering all shares owned by the Baker Entities as of March 31, 2016.

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

Legal Proceedings

In March 2015, following the Company’s announcement of the update to the timing of its planned NDA submission to the FDA for NUPLAZID and the subsequent decline of the price of its common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of the Company’s planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of its common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accused the defendants of making materially false and misleading statements regarding the anticipated timing of the Company’s planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, the defendants filed a motion to dismiss the consolidated complaint. On September 19, 2016, the Court issued an order denying the motion to dismiss the consolidated complaint. On October 18, 2016, the Company filed a motion for reconsideration of the Court’s order denying the motion to dismiss. On October 21, 2016, the Company filed its answer to the consolidated complaint. The hearing on the Company’s motion for reconsideration is scheduled for December 16, 2016. The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

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

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, expectations, discoveries, collaborations, clinical trials, regulatory submissions, commercial activities, product candidates, proprietary and external programs, financial condition and resources, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our filings with the SEC, including this Quarterly Report.

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

For example, we believe Alzheimer’s disease represents one of our most important opportunities for further exploration. We recently completed enrollment of a Phase II study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or ADP, a disorder for which no drug is currently approved by the FDA. We expect to have top-line results from the study by the end of 2016. Additionally, in October 2016, we announced that we initiated SERENE, a Phase II study with pimavanserin in Alzheimer’s disease agitation, a debilitating condition for which there is no drug approved by the FDA.

We also believe schizophrenia represents a disease with multiple unmet or ill-served needs and we are currently exploring the utility of pimavanserin in this area. Despite a large number of FDA-approved therapies for schizophrenia, current drugs do not adequately address some very important symptoms of schizophrenia, such as the inadequate response to current antipsychotic treatment of psychotic symptoms. In November 2016, we announced that we initiated ENHANCE-1, a Phase III study for adjunctive treatment of schizophrenia in patients with an inadequate response to current antipsychotic therapy. There is no FDA-approved treatment for this condition.

In addition to the studies we have previously announced, we plan to initiate two clinical studies for additional indications in the fourth quarter of 2016.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of September 30, 2016, we had an accumulated deficit of $855.3 million. We expect to continue to incur operating losses for at least the next few years as we advance our programs and incur significant development and commercialization costs. In particular, we will be incurring new, additional costs over the next several quarters related to our studies in schizophrenia and Alzheimer’s disease indications, our post-marketing study commitments, and the commercialization of NUPLAZID.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin), which was approved by the FDA for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis on April 29, 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than in PDP. Additionally, we will be responsible for all costs incurred for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses by project for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Costs of external service providers:
NUPLAZID (pimavanserin)	$14,229	$9,328	$34,947	$29,454
Other programs	120	236	461	607
Subtotal	14,349	9,564	35,408	30,061
Internal costs	7,145	5,227	20,163	14,203
Stock-based compensation	4,319	3,938	13,495	9,139
Total research and development	$25,813	$18,729	$69,066	$53,403

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

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than in PDP, including studies within Alzheimer’s disease and schizophrenia indications. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Revenue Recognition

Product Sales, Net

Our net product sales consist of U.S. sales of NUPLAZID and are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title to the product and associated risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. NUPLAZID was approved by the FDA on April 29, 2016 and we commenced shipments of NUPLAZID to specialty pharmacies, or SPs, and specialty distributors, or SDs, in late May 2016. Through

September 30, 2016, we have determined we do not have the necessary volume of activity to reasonably estimate certain sales allowances at the time title and risk of loss transfers to the SP or SD. Accordingly, the price is not considered fixed or determinable at that time. Therefore, we recognize revenue once the SP has filled a patient’s prescription for NUPLAZID or the SD sells NUPLAZID. This approach is frequently referred to as the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the SP dispenses product to a patient based on the fulfillment of a prescription or the SD sells product to a government facility, long-term care pharmacy or in-patient hospital pharmacy. As of September 30, 2016, we had a deferred revenue balance of $1.9 million, net of distribution fees, related to NUPLAZID product sales.

We recognize revenue from product sales net of allowances for distribution fees, rebates, chargebacks, and co-payment assistance.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our development of pimavanserin in additional indications other than in PDP, the progress and timing of expenditures related to studies pursuant to our post-marketing commitments, and the timing and amount of payments received pursuant to our current collaboration and any potential future collaborations. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended September 30, 2016 and 2015

Product Sales, Net

Net product sales were $5.3 million for the three months ended September 30, 2016 and were comprised of sales of NUPLAZID which was approved by the FDA on April 29, 2016 and became available for prescription on May 31, 2016. No similar net product sales were recognized during the three months ended September 30, 2015.

During the initial launch period, we defer the recognition of revenue from sales of NUPLAZID until product is dispensed to patients by the SPs or sold to government facilities and long-term care and in-patient hospital pharmacies by the SDs. At September 30, 2016, deferred product revenue of $1.9 million was recorded as a liability on our consolidated balance sheet, net of distribution fees.

Cost of Product Sales

Cost of product sales was $845,000 for the three months ended September 30, 2016, or approximately 16% of net product sales. Product sold during the three months ended September 30, 2016 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the three months ended September 30, 2016. No similar cost of product sales was recognized during the three months ended September 30, 2015.

License Fees and Royalties

License fees and royalties were $475,000 for the three months ended September 30, 2016 and include the amortization of the $8.0 million milestone paid to the Ipsen Group upon the FDA approval of NUPLAZID. The $8.0 million milestone was recorded as an intangible asset and is being amortized over the estimated useful life of the asset through the second half of 2021. In addition, license fees and royalties include royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. No similar license fees and royalties expense was recorded for the comparable period of 2015.

Research and Development Expenses

Research and development expenses increased to $25.8 million for the three months ended September 30, 2016, including $4.3 million in stock-based compensation expense, from $18.7 million for the three months ended September 30, 2015, including $3.9 million in stock-based compensation expense. The increase in research and development expenses was primarily due to an increase of $4.8 million in external service costs driven largely by increased clinical costs related to the development of pimavanserin in indications other than in PDP. Also contributing to the increase in research and development expenses was an increase of $2.3 million in personnel and related costs and stock compensation expense associated with our expanded research and development organization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $50.5 million for the three months ended September 30, 2016, including $9.4 million in stock-based compensation expense, from $20.3 million for the three months ended September 30, 2015, including $5.3 million in stock-based compensation expense. The increase in selling, general and administrative expenses was due to an increase of $15.8 million in personnel and related costs and stock compensation expense and an increase of $14.4 million in external service costs. The increase in personnel and related costs was largely due to costs associated with the hiring of our specialty sales force in April 2016. The increase in external service costs was primarily due to costs incurred to support our commercial activities for NUPLAZID, as well as additional medical education programs.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Product Sales, Net

Net product sales were $5.4 million for the nine months ended September 30, 2016 and were comprised of sales of NUPLAZID which was approved by the FDA on April 29, 2016 and became available for prescription on May 31, 2016. No similar net product sales were recognized during the nine months ended September 30, 2015.

During the initial launch period, we defer the recognition of revenue from sales of NUPLAZID until product is dispensed to patients by the SPs or sold to government facilities and long-term care and in-patient hospital pharmacies by the SDs. At September 30, 2016, deferred product revenue of $1.9 million was recorded as a liability on our consolidated balance sheet, net of distribution fees.

Cost of Product Sales

Cost of product sales was $1.4 million for the nine months ended September 30, 2016 , or approximately 26% of net product sales. Product sold during the nine months ended September 30, 2016 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the nine months ended September 30, 2016. No similar cost of product sales was recognized during the nine months ended September 30, 2015.

License Fees and Royalties

License fees and royalties were $723,000 for the nine months ended September 30, 2016 and include the amortization of the $8.0 million milestone paid to the Ipsen Group upon the FDA approval of NUPLAZID. The $8.0 million milestone was recorded as an intangible asset and is being amortized over the estimated useful life of the asset through the second half of 2021. In addition, license fees and royalties include royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. No similar license fees and royalties expense was recorded for the comparable period of 2015.

Research and Development Expenses

Research and development expenses increased to $69.1 million for the nine months ended September 30, 2016, including $13.5 million in stock-based compensation expense, from $53.4 million for the nine months ended September 30, 2015, including $9.1 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $10.3 million in personnel and related costs and stock compensation expense associated with our expanded research and development organization and an increase of $5.4 million in external service costs. The increase in external service costs was due to increased clinical costs related to the development of pimavanserin in indications other than in PDP as well as costs associated with the FDA’s Psychopharmacologic Drugs Advisory Committee meeting that occurred in March 2016. These increases were partially offset by a decrease in manufacturing development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $128.8 million for the nine months ended September 30, 2016, including $25.9 million in stock-based compensation expense, from $65.7 million for the nine months ended September 30, 2015, including $22.2 million in stock-based compensation expense. The increase in selling, general and administrative expenses was due to an increase of $35.8 million in external service costs and an increase of $27.3 million in personnel and related costs and stock compensation expense. The increase in external service costs was primarily due to preparations for, and support of, the launch of NUPLAZID and related commercial activities, as well as additional medical education programs. The increase in personnel and related costs was primarily driven by costs associated with the hiring of our specialty sales force in April 2016. These increases were partially offset by a one-time expense of $9.6 million incurred in the first quarter of 2015 in connection with the transition agreement with our former Chief Executive Officer upon his retirement in March 2015. Included in this compensation expense of $9.6 million was $9.0 million in stock-based compensation expense.

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

We may require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID, and other research and development programs;

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

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;
•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
•	the costs of maintaining or securing manufacturing arrangements and supply for clinical or commercial production of pimavanserin or other product candidates; and
•

the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to NUPLAZID and against claims made in connection with our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID and the subsequent decline of the price of our common stock in March 2015.

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

At September 30, 2016, we had $588.9 million in cash, cash equivalents, and investment securities, compared to $215.1 million at December 31, 2015. This $373.8 million increase was primarily due to our January and August 2016 follow-on public offerings which raised total net proceeds of approximately $497.5 million, partially offset by cash used in operations. Net cash used in operating activities increased to $147.2 million for the nine months ended September 30, 2016 compared to $87.1 million for the nine months ended September 30, 2015. This increase of $60.1 million was primarily due to the increase in our net loss offset by an increase of $8.6 million in non-cash stock-based compensation expense.

Net cash used in investing activities totaled $331.1 million for the nine months ended September 30, 2016 compared to net cash provided by investing activities of $90.8 million for the nine months ended September 30, 2015. The net cash used in investing activities for the nine months ended September 30, 2016 compared to the net cash provided by investing activities for the comparable period of 2015 was primarily due to an increase in purchases of investment securities attributable to the January and August 2016 follow-on public offerings that contributed approximately $497.5 million in total net proceeds available for investment. Also contributing to the net cash used in investing activities for the nine months ended September 30, 2016 was the payment of an $8.0 million regulatory milestone pursuant to our license agreement with the Ipsen Group in connection with the FDA approval of NUPLAZID.

Net cash provided by financing activities increased to $529.8 million for the nine months ended September 30, 2016 compared to $5.2 million for the nine months ended September 30, 2015. This increase in net cash provided by financing activities for the nine months ended September 30, 2016 was primarily attributable to the January and August 2016 follow-on public offerings that contributed approximately $497.5 million in total net proceeds. Also contributing to the increase in net cash provided by financing activities for the nine months ended September 30, 2016 were proceeds of $17.7 million from stock option exercises and purchases under our employee stock purchase plan and $14.3 million received pursuant to a settlement agreement with prior 10% stockholders who sold shares of our stock in 2013, as described in Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 8 — Stockholders’ Equity”.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

In March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID and the subsequent decline of the price of our common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against us and certain of our current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accused the defendants of making materially false and misleading statements regarding the anticipated timing of our planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, we filed a motion to dismiss the consolidated complaint. On September 19, 2016, the Court issued an order denying the motion to dismiss the consolidated complaint. On October 18, 2016, we filed a motion for reconsideration of the Court’s order denying the motion to dismiss. On October 21, 2016, we filed our answer to the consolidated complaint. The hearing on our motion for reconsideration is scheduled for December 16, 2016. We plan to continue to vigorously defend against the claims advanced.

ITEM 1A.	RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in, Item 1A to our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

If we do not obtain regulatory approval of NUPLAZID for other indications in the United States, or for any indications in foreign jurisdictions, we will not be able to market NUPLAZID for other indications or in other jurisdictions, which will limit our commercial revenues.*

While NUPLAZID (pimavanserin) has been approved by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market NUPLAZID for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PDP does not ensure that the foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PDP. In particular, in May 2016 we received comments from the European Medicines Agency, or EMA, on our proposed pediatric investigation plan, or PIP, related to our planned submission of a marketing authorization application, or MAA, for NUPLAZID in Europe. Since receiving these comments we worked with the Pediatric Commission of the EMA to develop an appropriate PIP for NUPLAZID in Europe.  While discussions with the EMA are ongoing, we submitted our new PIP in the third quarter and are waiting for a response from the Pediatric Commission of the EMA. As we will need to have agreement on the PIP before we can submit our MAA, this has pushed back the proposed timing of our submission of the MAA and we do not yet have a revised estimate of when we will make that filing.If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency other than the FDA, we will never be able to commercialize NUPLAZID for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

NUPLAZID has only been studied in a limited number of patients and in limited populations. As we continue our commercial launch, NUPLAZID is becoming available to a much larger number of patients and in broader populations, and we do not know whether the results of NUPLAZID use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.*

Prior to commencing our commercial launch of NUPLAZID in May 2016, NUPLAZID was administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal -020 Phase III trial with NUPLAZID for the treatment of PDP, or the -020 Study. While the FDA granted approval of NUPLAZID based on the data included in the NDA, including data from the -020 Study, we do not know whether the results when a large number of patients and broader populations are exposed to NUPLAZID, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of NUPLAZID that served as the basis for the approval of NUPLAZID. New data relating to NUPLAZID, including from adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of NUPLAZID from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing NUPLAZID marketing applications for indications other than in PDP and/or in other jurisdictions, or impose additional post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

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

We employ our own internal specialty sales force to commercialize NUPLAZID for the treatment of PDP as part of our commercialization strategy in the United States. We will need to maintain and further develop our sales force as we continue our commercialization efforts, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully maintain and further develop this capability.

Additionally, our strategy in the United States includes distributing NUPLAZID solely through a limited network of third-party specialty distributors and specialty pharmacies. While we have entered into agreements with each of these distributors and pharmacies to distribute NUPLAZID in the United States, they may not perform as agreed, or they may terminate their agreements with us. Also, we may need to enter into agreements with additional distributors or pharmacies, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. If we are unable to maintain and, if needed, expand, our network of specialty distributors and specialty pharmacies, this would expose us to substantial distribution risk.

In the event we are unable to effectively develop and maintain our commercial team, including our U.S. sales force, or maintain and, if needed, expand, our network of specialty distributors and specialty pharmacies, our ability to effectively commercialize NUPLAZID and generate product revenues would be limited.

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

NUPLAZID may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.*

The degree of market acceptance by physicians, healthcare professionals and third-party payors of NUPLAZID, and any other product for which we obtain regulatory approval, and our profitability and growth, will depend on a number of factors, including:

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling NUPLAZID at less than an optimized price could impact our revenues and overall success as a company. We do not know if the price we have selected for NUPLAZID of $1,950 per month for a 34 mg daily dose is the optimized price. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for NUPLAZID may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of NUPLAZID to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

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

We expect that the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. It is unclear whether and to what extent, if at all, other anticipated developments resulting from the federal healthcare reform legislation, such as an increase in the number of people with health insurance and an increased focus on preventive medicine, may provide us additional revenue to offset fees enacted under the ACA on certain drug product sales, subject to limited exceptions. It is possible that these fees, if applicable, would adversely affect our financial performance. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price, or AMP, and best price, or BP, for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2016, we had an accumulated deficit of approximately $855.3 million. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

Even though we began commercializing NUPLAZID in the United States in May 2016, we still expect to incur significant expenses and net losses for at least the next few years as we continue our commercialization efforts for NUPLAZID and pursue the further development of NUPLAZID and our product candidates. Substantially all of our revenues for the twelve months ended December 31, 2015 were from reimbursement of patent costs under our agreements with third parties. The research term of our 2003 research collaboration with Allergan concluded in 2013 and we no longer recognize revenues from this collaboration. In addition, our 1999 muscarinic collaboration focused on glaucoma terminated in 2015 and we will not be receiving any further payments under that agreement. Thus, any payments from Allergan pursuant to our continuing collaboration in chronic pain are dependent upon the advancement of an applicable product candidate, and we cannot be certain that we will receive any additional collaboration payments.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $588.9 million at September 30, 2016. We raised net proceeds of approximately $281.6 million and $215.9 million in follow-on public offerings in January 2016 and August 2016, respectively. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID, and other research and development programs;

•	the costs of maintaining and developing our sales and marketing capabilities for NUPLAZID;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the amount of U.S. product sales from NUPLAZID;
•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the United States, and potentially in additional indications other than in PDP, and for other product candidates, as well as the costs required to support review of such applications;

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

•	our ability to enter into new, and to maintain existing, collaboration and license agreements;
•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
•	the costs of maintaining or securing manufacturing arrangements and supply for clinical or commercial production of pimavanserin or other product candidates; and
•

the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to NUPLAZID, and against claims made in connection with our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID and the subsequent decline of the price of our common stock in March 2015.

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

The pivotal Phase III study with NUPLAZID for PDP, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from the -020 Study. Even though we successfully completed the -020 Study, those results are not predictive of the results of any additional studies that we may undertake with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID. We believe that pimavanserin also may have utility in indications other than in PDP, such as Alzheimer’s disease psychosis, or ADP, Alzheimer’s disease agitation, and in schizophrenia. However, prior to the first efficacy study that we commenced in late 2013, we had never tested pimavanserin in clinical studies for ADP or any Alzheimer’s disease indication, and prior to the efficacy study that we announced we had initiated in October 2016, we had never tested pimavanserin in clinical studies for Alzheimer’s disease agitation. Additionally, prior to the study in schizophrenia that we announced we had initiated in November 2016, we had only conducted a Phase II trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study or that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for the treatment in PDP will be consistent with those from the -020 Study.

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

We conducted a life-cycle planning project for pimavanserin that was initiated in 2015 and through which we have formulated a multi-year plan to develop pimavanserin in additional indications other than in PDP, including within Alzheimer’s disease and schizophrenia as described above. Given the unique profile of pimavanserin, together with the list of potential indications we could pursue, this has been a substantial and a very important undertaking. Our life-cycle planning process will be ongoing as we evaluate appropriate indications for pimavanserin to pursue as we seek to maximize the opportunities for this compound. If our life-cycle planning and execution is not conducted successfully, then we may not realize the full value from pimavanserin or may devote substantial resources to develop pimavanserin for indications that are ultimately not successful or do not yield adequate returns. Furthermore, even though NUPLAZID is approved for the treatment of hallucinations and delusions associated with PDP, a failure in a subsequent study for another indication, including the studies we recently initiated in Alzheimer’s disease agitation or schizophrenia, or a failure in our post-marketing studies could harm our ability to successfully market NUPLAZID for the treatment of hallucinations and delusions associated with PDP or could lead to it being withdrawn from the market. If we are unable to develop pimavanserin for other indications, we may not be able to maximize the potential of the compound and that could have a material adverse effect on our future revenues and our success as a company.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we ended Phase I testing of AM-831 in 2012 and had previously had an unsuccessful Phase III trial with NUPLAZID. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID would be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In addition to our program in PDP, we commenced a Phase II study of pimavanserin for patients with ADP in November 2013, for which we expect to have top-line results by the end of 2016. Additionally, in October 2016, we announced we had initiated a Phase II study of pimavanserin in patients with Alzheimer’s disease agitation, and in November 2016 we announced we had initiated a Phase III study of pimavanserin as an adjunctive treatment in patients with schizophrenia. We may plan and conduct additional studies in other indications in the future. We have a continuing clinical collaboration with Allergan with separate product candidates for the treatment of chronic pain that has reached Phase II development.

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

We currently depend, and will in the future continue to depend, on third parties to manufacture NUPLAZID and our product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID or our product candidates.*

We have no manufacturing facilities and only limited experience as an organization in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, NUPLAZID and our product candidates.

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

Even though we entered into an agreement with Patheon for the manufacture of NUPLAZID drug product and with Siegfried for the manufacture of NUPLAZID API for commercial use, and even if we successfully enter into long-term agreements with other manufacturers, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. Presently, we only have one supplier of API and one supplier of drug product for our NUPLAZID (pimavanserin) program. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market NUPLAZID or any of our product candidates. While we believe that there will be alternative sources available to manufacture NUPLAZID and our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

The manufacturers of NUPLAZID and our product candidates, including Patheon and Siegfried, are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs, and we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture NUPLAZID and our product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of NUPLAZID and any other product candidate that receives regulatory approval, negatively impact our commercialization of NUPLAZID, or lead to significant delays in the launch and commercialization of any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly-enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of NUPLAZID or our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize NUPLAZID in the United States, or provide any product candidates to patients in clinical trials, would be jeopardized. Any delay or interruption in our ability to meet commercial demand for NUPLAZID and any other approved products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of NUPLAZID or our product candidates and could have a material adverse effect on our business, results of operations, financial condition and prospects.

If we are unable to attract, retain, and motivate key management, research and development, and sales and marketing personnel, our drug development programs, our research and discovery efforts, and our commercialization plans may be delayed and we may be unable to successfully develop or commercialize our product candidates, including NUPLAZID.*

Our success depends on our ability to attract, retain, and motivate highly qualified management, scientific, and commercial personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. We are currently hiring, and in the future we expect to need to continue to hire, additional personnel as we expand our research and development efforts for pimavanserin and commercial activities for NUPLAZID. We face competition for experienced scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize products and product candidates will be limited. If we are unable to attract and retain the necessary personnel, it will significantly impede the achievement of our research and development objectives, our commercialization efforts for NUPLAZID, and our ability to meet the demands of our collaborators in a timely fashion.

All of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management.

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of September 30, 2016, we employed approximately 340 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources, especially now that we have a commercial sales force and are commencing several new clinical studies of pimavanserin. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize NUPLAZID and any other product candidates that receive regulatory approval and to compete effectively will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize NUPLAZID, we will need to support the training and ongoing activities of our sales force and expect to need to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to:

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

As we grow as an organization and expand from a development to a commercial-stage company, we may make certain changes to our organization in order to properly manage our growth, which may include changes to the composition of our board of directors and management. Any such changes may be disruptive to us as an organization, which could harm our business.*

As we continue to grow as an organization, including by expanding our development efforts and building out our capabilities for the ongoing commercialization of NUPLAZID, we have implemented, and will continue to evaluate and may implement additional, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. These changes may include changes to the size and composition of our management and/or board of directors, as appropriate, to include individuals with substantial experience in managing or serving on the boards of directors of commercial-stage pharmaceutical companies. For example, in June 2016, two long-standing board members did not stand for re-election at our 2016 Annual Meeting of Stockholders, and another long-standing board member resigned in connection with the 2016 Annual Meeting of Stockholders. Additionally, two long-standing board members resigned in November and December 2015, and our board recently elected three new board members, Dr. Edmund Harrigan, Julian Baker and Jim Daly. In September 2015, we named Steve Davis, who had been serving as our Interim CEO since March 2015, to be our President and Chief Executive Officer and to be a member of our Board of Directors. We also named Dr. Serge Stankovic as our new Executive Vice President, Head of Research and Development, to replace our previous Executive Vice President, Development and Chief Medical Officer who resigned in November 2015. We also hired a new Chief Medical Officer in January 2016 and a new Chief Financial Officer in August 2016, and may decide to hire other executive level employees as we grow. Any such significant changes to the organization may distract management or otherwise be disruptive to us as a company, which could harm our business.

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

In addition, if we fail to successfully commercialize and further develop NUPLAZID or our product candidates, there is a greater likelihood that we will fail to successfully develop a pipeline of other product candidates, and our business and prospects would therefore be harmed.

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

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.*

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the success of our launch and commercialization of NUPLAZID in the United States for the treatment of hallucinations and delusions associated with PDP;
•	the status and cost of our post-marketing commitments for NUPLAZID;
•	our gross-to-net adjustments will vary quarter to quarter, primarily because our share of the donut hole for Medicare Part D patients will fluctuate;
•	the status and cost of development and commercialization of pimavanserin for indications other than in PDP and in jurisdictions other than the United States;
•	the status and cost of development and commercialization of our product candidates, including compounds being developed under our collaborations;
•	whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates or products;
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

•	our proprietary technologies may not be patentable;
•	changes to patent laws that limit the exclusivity rights of patent holders or make it easier to render a patent invalid;
•	recent decisions by the United States Supreme Court limiting patent-eligible subject matter;
•	the passage of The Leahy-Smith America Invents Act, or the America Invents Act, introduced new procedures for challenging pending patent applications and issued patents; and
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

We regularly conduct searches to identify patents or patent applications that may prevent us from obtaining patent protection for our proprietary compounds or that could limit the rights we have claimed in our patents and patent applications. Disputes may arise regarding the ownership or inventorship of our inventions. For applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office, or United States PTO, to determine who was the first to invent the invention at issue. It is difficult to determine how such disputes would be resolved. Applications containing a claim not entitled to priority before March 16, 2013, are not subject to interference proceedings due the change brought by the America Invents Act to a “first to file” system. However, a derivation proceeding can be brought by a third-party alleging that the inventor derived the invention from another.

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

Central provisions of the America Invents Act went into effect on September 16, 2012 and on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and post-grant review, that allow third parties to challenge the validity of an issued patent in front of the United States PTO Patent Trial and Appeal Board. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. IPRs permit any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. Patents covering pharmaceutical products have been subject to attack in IPRs from generic drug companies and from hedge funds. If it is within nine months of the issuance of the challenged patent, a third party can petition the United States PTO for post-grant review, which can be based on any invalidity grounds and is not limited to prior art patents or printed publications.

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

If our competitors develop and market products that are more effective than NUPLAZID or our product candidates, they may reduce or eliminate our commercial opportunity.*

Competition in the pharmaceutical and biotechnology industries is intense and expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our drug development programs.

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

Many of our competitors and their collaborators have significantly greater experience than we do in the following:

•	identifying and validating targets;
•	screening compounds against targets;
•	preclinical studies and clinical trials of potential pharmaceutical products;
•	obtaining FDA and other regulatory approvals; and
•	commercializing pharmaceutical products.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of NUPLAZID or any other product for which we obtain regulatory approval, or development or commercialization of our product candidates.*

We face an inherent risk of product liability as a result of the commercial sales of NUPLAZID in the United States and the clinical testing of our product candidates, and will face an even greater risk following commercial launch of NUPLAZID in additional jurisdictions, if approved, or if we engage in the clinical testing of new product candidates or commercialize any additional products. For example, we may be sued if NUPLAZID or any other product we develop allegedly causes injury or is found to be otherwise unsuitable for administration in humans. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the success of our launch and commercialization of NUPLAZID in the United States for the treatment of hallucinations and delusions associated with PDP;
•	the status and cost of our post-marketing commitments for NUPLAZID;
•	the status and cost of development and commercialization of pimavanserin for indications other than in PDP and in jurisdictions other than the United States;
•	the status and cost of development and commercialization of our product candidates, including compounds being developed under our collaborations;
•	whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates or products;
•	any other communications or guidance from the FDA or other regulatory authorities that pertain to NUPLAZID or our product candidates;
•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding our collaborations;
•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;
•	announcements of technological innovations, new products, or other material events by our competitors or us, including any new products that we may acquire or in-license;
•	disputes or other developments concerning our proprietary and intellectual property rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
•	our failure to meet applicable NASDAQ listing standards and the possible delisting of our common stock from the NASDAQ Stock Market;
•	additions or departures of key personnel;
•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as blogs and chat rooms;
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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On April 1, 2016, we filed a registration statement covering the sale of up to 26,179,806 shares of our common stock, which includes 1,965,968 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of March 31, 2016, and which represent approximately 23% of our outstanding shares. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities (including approximately $43.0 million shares that the Baker Entities purchased at the public offering price in our August 2016 public offering), will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also have an effective registration statement to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registration statement, or an indeterminate number of shares pursuant to a new registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, As Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Second Amendment to Product Agreement, dated October 6, 2016, between Patheon Pharmaceuticals Inc. and the Registrant.

10.2[b]	Employment Offer Letter, dated July 25, 2016, between the Registrant and Todd S. Young.

31.1

Certification of Stephen R. Davis, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Todd S. Young, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen R. Davis, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Todd S. Young, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 7, 2016, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[a]

We have requested confidential treatment for certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

[b]	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 7, 2016	By:	/s/ Todd S. Young
Todd S. Young
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)