Form 10-K
period 2016-12-31
ACADIA PHARMACEUTICALS INC
filed 2017-02-28
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.3 billion, based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2016 of $32.46 per share.

As of January 31, 2017, 121,407,626 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 1, 2017 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2016

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the benefits to be derived from NUPLAZID (pimavanserin) and from our drug candidates, the potential market opportunities for pimavanserin and our drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation,, and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and cause our results to differ materially from those expressed or implied by our forward-looking statements. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 1.	Business.

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system, or CNS, disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID® (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, on April 29, 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis, and is the only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis in our Phase III pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PD Psychosis. We hold worldwide commercialization rights to pimavanserin. We launched NUPLAZID in the United States in May 2016.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we plan to continue to study the use of pimavanserin in multiple disease states.

For example, we believe Alzheimer’s disease represents one of our most important opportunities for further exploration. In December 2016, we announced positive top-line results from our Phase II study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or AD Psychosis, a disorder for which no drug is currently approved by the FDA. We plan to continue to advance the evaluation of pimavanserin in this patient population in a Phase III study planned to begin in the second half of 2017. Additionally, in October 2016, we announced that we initiated another study, SERENE, for Alzheimer’s disease patients. SERENE is a Phase II study evaluating pimavanserin for the treatment of Alzheimer’s disease agitation and aggression, a debilitating condition for which there is no drug approved by the FDA.

We also believe schizophrenia represents a disease with multiple unmet or ill-served needs and we are currently exploring the utility of pimavanserin in this area. Despite a large number of FDA-approved therapies for schizophrenia, current drugs do not adequately address some very important symptoms of schizophrenia, such as the inadequate response to current antipsychotic treatment of psychotic symptoms and negative symptoms. In November 2016, we announced that we initiated two studies evaluating the adjunctive use of pimavanserin in patients with schizophrenia. ENHANCE-1 is a Phase III study evaluating pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to their current antipsychotic therapy. ADVANCE is a Phase II study evaluating pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia.

Depression is another disorder with a high unmet need that we believe represents an attractive development opportunity for pimavanserin. Preclinical and clinical studies have shown that patients with depression often do not receive adequate relief from an antidepressant medication, and, due to side effects of currently available therapies, many patients discontinue their medication, significantly increasing their chance of relapse. Preclinical and clinical evidence suggests 5-HT2A antagonism may be an effective adjunctive therapy to currently prescribed antidepressants. In December 2016, we announced that we initiated CLARITY, a Phase II study evaluating pimavanserin for adjunctive treatment in patients with major depressive disorder who have an inadequate response to standard antidepressant therapy.

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

We own or have rights to various trademarks, copyrights and trade names used in our business, including ACADIA® and NUPLAZID®. Our logos and trademarks are the property of ACADIA Pharmaceuticals Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us, by the trademark or trade dress owners.

Our Strategy

Our strategy is to discover, develop and commercialize innovative small molecule drugs that address unmet medical needs in CNS disorders. We have assembled a management team with significant industry experience to lead the discovery, development, and commercialization of our product opportunities. We complement our management team with scientific and clinical advisors, including recognized experts in the fields of PD Psychosis, Alzheimer’s disease, schizophrenia, depression, and other CNS disorders. Key elements of our strategy are to:

•

Successfully execute the U.S. commercial launch of NUPLAZID for PD Psychosis. NUPLAZID was approved by the FDA on April 29, 2016 for the treatment of hallucinations and delusions associated with PD Psychosis, and is the only drug approved in the United States for this condition. We launched NUPLAZID in the United States in May 2016 and an important objective is to establish NUPLAZID as the first choice, best choice for PD Psychosis. In connection with FDA approval of NUPLAZID, we hired a U.S. specialty sales force of 133 sales specialists who are focused on promoting NUPLAZID to physicians who treat PD Psychosis patients, including neurologists, psychiatrists and long-term care physicians. We plan to add approximately 20 sales specialists to this sales force to increase NUPLAZID’s penetration in long-term care.

•

Leverage the commercial potential of pimavanserin by expanding to additional neurological and psychiatric disorders. We intend to continue pursuing the development and commercialization of pimavanserin in additional neurological and psychiatric indications that are underserved by currently available antipsychotics and antidepressants and represent large unmet medical needs. For example, in December 2016, we announced positive top-line results from our Phase II -019 Study in AD Psychosis and we plan to continue to evaluate the treatment of patients with AD Psychosis in a Phase III study planned for the second half of 2017. We are also executing on our pimavanserin life cycle management plan through new studies announced in the fourth quarter of 2016 in the areas of Alzheimer’s disease, schizophrenia, and depression. In addition to the ongoing development of pimavanserin in these areas, we may also consider additional indications that are a good strategic fit and which have large unmet medical needs.

•

Seek to in-license or acquire complementary products or product candidates. Although NUPLAZID (pimavanserin) emanates from internal discoveries, in the future we may in-license or acquire assets, which could include clinical-stage product candidates or commercial-stage products, to leverage our U.S. specialty sales force.

Our Pipeline

NUPLAZID (pimavanserin) was approved by the FDA on April 29, 2016 for the treatment of hallucinations and delusions associated with PD Psychosis. In addition to PD Psychosis, our pipeline includes multiple product opportunities being explored in clinical development across several CNS disorders with high unmet medical needs. We believe that our product opportunities offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our product opportunities and programs:

NUPLAZID (Pimavanserin)

Pimavanserin is a new chemical entity that we discovered and that was approved by the FDA on April 29, 2016 for the treatment of hallucinations and delusions associated with PD Psychosis and is the only drug approved in the United States for this condition. NUPLAZID (pimavanserin) is an SSIA preferentially targeting the 5-HT2A receptor, a key serotonin receptor that plays an important role in psychosis. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis in our Phase III pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PD Psychosis. We hold worldwide commercialization rights to NUPLAZID (pimavanserin) for all indications and have established a broad patent portfolio, which includes numerous issued patents in the United States, Europe, and several additional countries. The recommended dosing of NUPLAZID is two 17 mg tablets, taken together once a day.

NUPLAZID as a Treatment for PD Psychosis

Parkinson’s disease is the second most common neurodegenerative disorder after Alzheimer’s disease. According to the Parkinson’s Disease Foundation, about one million people in the United States and more than 10 million people globally suffer from this disease. Parkinson’s disease is more common in people over 60 years of age and the prevalence of this disease is expected to increase significantly as the population ages.

PD Psychosis is a debilitating disorder commonly characterized by visual hallucinations and delusions that afflicts about 40 percent of the one million Parkinson’s disease patients in the United States. The development of psychosis in patients with Parkinson’s disease substantially contributes to the burden of Parkinson’s disease and deeply affects their quality of life. PD Psychosis is associated with a diminished quality of life, nursing home placement, and increased caregiver stress and burden.

As the first and only drug approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, NUPLAZID provides an innovative and non-dopaminergic approach to the treatment of PD Psychosis without compromising motor control and potentially avoiding many of the debilitating side effects of existing antipsychotics.

In connection with the FDA approval of NUPLAZID, we have committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in PD Psychosis patients treated with NUPLAZID and randomized, placebo-controlled eight-week studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. Through our open-label extension safety extension study for our Phase III studies in PD Psychosis, together with a similar extension study from our earlier Phase II PD Psychosis trial, we generated a considerable amount of long-term safety data on NUPLAZID. A total of over 275 patients have been treated with NUPLAZID for at least one year and, of those, at least 170 patients have been treated for at least two years. Our longest single-patient exposure is greater than 10 years. We believe that our experience to date suggests that long-term administration of NUPLAZID is generally safe and well tolerated in this elderly and fragile patient population.

Pimavanserin as a Treatment for AD Psychosis

According to the Alzheimer’s Association, an estimated 5.4 million people in the United States have Alzheimer’s disease, with only half being diagnosed, and it is currently the fifth leading cause of death for people age 65 and older. Studies have suggested that approximately 25 to 50 percent of patients diagnosed with Alzheimer’s disease may develop psychosis, commonly consisting of hallucinations and delusions. The diagnosis of AD Psychosis is associated with more rapid cognitive and functional decline and increased institutionalization.

The FDA has not approved any drug to treat AD Psychosis. As symptoms progress and become more severe, physicians often resort to off-label use of antipsychotic medications in these patients. In addition to the long-term safety risks, studies have shown the use of atypical antipsychotics is associated with a statistically significant worsening of cognitive function in patients with Alzheimer’s disease. There is a large unmet medical need for a safe and effective therapy to treat the psychosis in patients with Alzheimer’s disease.

Patients with AD Psychosis and PD Psychosis share many characteristics and often exhibit similar psychiatric symptoms associated with their respective underlying neurodegenerative disease. We have shown that pimavanserin attenuates psychosis-related behaviors in preclinical models of AD Psychosis. In preclinical models, pimavanserin also has been shown to positively interact with cholinesterase inhibitors to enhance their pro-cognitive effect. Because of its selective mechanism of action and its efficacy and safety profile observed to date in studies conducted in elderly patients with PD Psychosis, we believe that pimavanserin also may be ideally suited to address the need for a new treatment for AD Psychosis that is safe, effective, and well tolerated.

In December 2016 we announced positive top-line results from our Phase II study, referred to as the -019 Study, examining the safety and efficacy of pimavanserin as a treatment for AD Psychosis. The -019 Study was a double-blind, placebo-controlled exploratory trial designed to evaluate the efficacy and safety of pimavanserin as a treatment for patients with AD Psychosis. A total of 181 patients were enrolled in the study in the United Kingdom. Following a screening period that included brief psycho-social therapy, patients were randomized on a one-to-one basis to receive either 34 mg of pimavanserin or placebo once-daily. The primary endpoint of the study was antipsychotic efficacy as measured by the mean change in the Neuropsychiatric Inventory—Nursing Home, or NPI-NH, Psychosis score (combined hallucinations and delusions domains) from baseline to week six of dosing. The study also assessed additional secondary endpoints, including the cognitive status of patients and the durability of response to pimavanserin, through week 12 of dosing.

Pimavanserin demonstrated efficacy on the primary endpoint of the -019 Study with a 3.76 point improvement in psychosis at week six compared to a 1.93 point improvement for placebo, representing a statistically significant treatment improvement in the NPI-NH Psychosis score (p=0.0451). Baseline mean scores for the pimavanserin and placebo treated groups were 9.52 and 10.00, respectively. Pimavanserin was generally well tolerated and the safety profile was consistent with what has been observed in previous studies. Based on a preliminary analysis of safety data, the most common adverse events reported were falls, urinary tract infection and agitation. The mortality rate was the same in the pimavanserin and placebo treatment groups. Over the course of 12 weeks of treatment, pimavanserin did not impair cognition as measured by the Mini-Mental State Examination, or MMSE, score and was similar to placebo. On the secondary endpoint of mean change in NPI-NH Psychosis score at week 12, pimavanserin maintained the improvement on psychosis observed at the week six primary endpoint, but did not statistically separate from placebo. The mean age of patients in the study was 86 years.

We plan to continue to evaluate the treatment of patients with AD Psychosis in a Phase III study planned for the second half of 2017.

Pimavanserin as a Treatment for AD Agitation

While the diagnostic criteria for Alzheimer’s disease focus mostly on the related cognitive deficits, it is the behavioral and neuropsychiatric symptoms that can be most troublesome for caregivers and lead to poor quality of life for patients. In addition to psychosis, these symptoms include agitation and aggressive behaviors. Alzheimer’s disease agitation and aggression, or collectively AD Agitation, is characterized by verbal aggression, physical aggression and excessive motor activities. Agitation and aggression in Alzheimer’s disease patients are a major cause of acute care inpatient hospitalizations and pose a major challenge for patient care. Therefore, the detection, management, and treatment of these symptoms is critical to Alzheimer’s disease patient care. Studies suggest that 40 to 50 percent of patients diagnosed with Alzheimer’s disease in the United States exhibit AD Agitation.

The FDA has not approved any drug for the treatment of AD Agitation. As a result, antipsychotics are frequently used off-label, despite their limited efficacy and associated long-term safety risks. Preclinical and clinical studies suggest that blockade of the 5-HT2A receptor is associated with decreased agitation and aggression in models of Alzheimer’s disease. We believe pimavanserin’s selective activity at the 5-HT2A receptor may confer benefits for patients with AD Agitation. In addition, pimavanserin’s favorable side effect profile observed to date in treating elderly patients with PD Psychosis and AD Psychosis may make it an ideal therapy for AD Agitation.

In October 2016, we announced that we initiated SERENE, a Phase II study with pimavanserin in AD Agitation. SERENE is a randomized, double-blind, placebo-controlled, multi-center outpatient study designed to examine the efficacy and safety of pimavanserin in approximately 430 patients with Alzheimer’s disease who have agitation and/or aggression symptoms. Patients will be randomized to receive once daily oral doses of 34 mg pimavanserin, 20 mg pimavanserin or placebo for 12 weeks. The primary endpoint in the study is a reduction in total score on the Cohen-Mansfield Agitation Inventory, or CMAI. Following participation in SERENE, patients will be eligible to enroll in an open-label safety extension study.

Pimavanserin as an Adjunctive Treatment for Schizophrenia

Schizophrenia is a severe chronic mental illness that involves disturbances in cognition, perception, emotion, and other aspects of behavior. These disturbances may include positive symptoms, such as hallucinations and delusions, and a range of negative symptoms, including loss of interest and emotional withdrawal. Schizophrenia is associated with persistent impairment of a patient’s social functioning and productivity. Cognitive disturbances often prevent patients with schizophrenia from readjusting to society. As a result, patients with schizophrenia are normally required to be under medical care for their entire lives. According to the National Institute of Mental Health, or NIMH, approximately one percent of the U.S. population suffers from schizophrenia.

Most patients with schizophrenia in the United States today are treated with second-generation, or atypical, antipsychotics, which induce fewer motor disturbances than typical, or first-generation, antipsychotics, but still fail to address most of the negative symptoms of schizophrenia. In addition, currently prescribed treatments do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. It is believed that the efficacy of atypical antipsychotics is due to their interactions with dopamine and 5-HT2A receptors. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects. The side effects induced by the atypical agents may include weight gain, non-insulin dependent (type II) diabetes, cardiovascular side effects, sleep disturbances, and motor disturbances. We believe that these side effects generally arise either from non-essential receptor interactions or from excessive dopamine blockade.

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

As an SSIA, pimavanserin is a new class of antipsychotic medication with a distinct mechanism of action targeting serotonergic 5-HT2A receptors while avoiding activity at dopamine and other receptors commonly targeted by other antipsychotics which, we believe, may enable pimavanserin to be used in certain treatment approaches to improve the therapy for patients with schizophrenia. We initiated the following studies during the fourth quarter of 2016 to evaluate pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to current antipsychotic therapy and for adjunctive treatment in patients with negative symptoms of schizophrenia:

ENHANCE-1

In November 2016, we announced that we initiated ENHANCE-1, a Phase III study to evaluate pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to current antipsychotic therapy. According to the American Psychiatric Association, about 30 percent of patients with schizophrenia have inadequate response to antipsychotic medications, meaning that they exhibit improvement, but continue to have residual hallucinations or delusions. As a result, about 25 to 50 percent of schizophrenia patients are treated with two or more antipsychotics. This polypharmacy has led to increased dose-related side effects and complicated dosing regimens that can further contribute to poor treatment compliance and subsequent relapse in these patients. We believe pimavanserin, through its highly selective mechanism of action, could provide an important new option for adjunctive treatment of schizophrenia and improve clinical outcomes by both augmenting the efficacy of currently used antipsychotics and lessening the undesirable side effects associated with polypharmacy.

ENHANCE-1 is a Phase III, six-week, randomized, double-blind, placebo-controlled, multi-center, outpatient study designed to examine the efficacy and safety of adjunctive use of pimavanserin in patients with schizophrenia who have not achieved an adequate response to their current antipsychotic treatment. Approximately 380 patients will be randomized to receive pimavanserin, or placebo, orally, once daily, in addition to their ongoing antipsychotic in a flexible dosing regimen. The starting daily dose of 20 mg of pimavanserin at baseline may be adjusted to 34 mg or 10 mg during the first three weeks of treatment. The primary endpoint of the study is the change from baseline to week six on the Positive and Negative Syndrome Scale, or PANSS, total score. Following participation in ENHANCE-1, patients will be eligible to enroll in a 52-week open-label extension study.

ADVANCE

In November 2016, we announced that we initiated ADVANCE, a Phase II study to evaluate pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia. Studies show that about 40 to 50 percent of schizophrenia patients suffer from prominent negative symptoms. While currently available antipsychotic treatments for schizophrenia target positive symptoms, most patients remain functionally impaired because of negative symptoms, cognitive deficits and limited social function. There is currently no drug approved by the FDA for the treatment of the negative symptoms of schizophrenia.

ADVANCE is a Phase II, 26-week, randomized, double-blind, placebo-controlled, multi-center study designed to examine the efficacy and safety of adjunctive use of pimavanserin in patients with schizophrenia who have predominant negative symptoms. Approximately 380 patients will be randomized to receive either pimavanserin or placebo, orally, once daily, in addition to their ongoing antipsychotic in a flexible dosing regimen. The starting daily dose of 20 mg of pimavanserin at baseline may be adjusted to 34 mg or 10 mg during the first eight weeks of treatment. The primary endpoint of the study is the change from baseline to week 26 on the Negative Symptom Assessment-16, or NSA-16, total score. Following participation in ADVANCE, patients will be eligible to enroll in a 52-week open-label extension study.

Pimavanserin as an Adjunctive Treatment for Major Depressive Disorder

Major Depressive Disorder, or MDD, is a condition characterized by depressive symptoms, such as a depressed mood or a loss of interest or pleasure in daily activities for more than two weeks, as well as impaired social, occupational or other important functioning. Studies have shown that the majority of people who suffer from MDD do not respond to initial antidepressant therapy. Also, due to side effects of current therapies, many patients discontinue their medication, significantly increasing their chance of relapse. According to the NIMH, MDD affects approximately 16 million adults in the United States and is the leading cause of disability for ages 15-44.

Preclinical and clinical evidence suggests that the blockade of 5-HT2A receptors improves the clinical effects of selective serotonin reuptake inhibitors, or SSRIs. As an SSIA preferentially targeting 5-HT2A receptors, we believe use of pimavanserin as an adjunctive treatment for MDD may improve outcomes for patients with MDD.

In December 2016, we announced that we initiated CLARITY, a Phase II, 10-week, randomized, double-blind, placebo-controlled, multi-center study designed to examine the efficacy and safety of adjunctive use of pimavanserin in patients with MDD who have an inadequate response to standard antidepressant therapy with either an SSRI or a serotonin norepinephrine reuptake inhibitor, or SNRI. Approximately 188 patients will be randomized to receive either 34 mg of pimavanserin or placebo, orally, once daily, in addition to their ongoing antidepressant for 10 weeks. The primary endpoint of the study is the change from baseline on the Hamilton Depression Rating Scale, or HAM-D, total score.

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

For example, the use of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis competes with off-label use of antipsychotic drugs, including generic drugs quetiapine, clozapine, olanzapine, risperidone and aripiprazole.

If approved, pimavanserin for the treatment of AD Psychosis would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine, and drugs indicated for the treatment of Alzheimer’s disease and dementia in patients with Alzheimer’s disease, including Aricept, marketed by Eisai Inc. and Pfizer Inc., and Namenda, marketed by Forest Laboratories, LLC, a wholly-owned subsidiary of Actavis plc.

Pimavanserin for the treatment of AD Agitation, if approved for that indication, would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine.

Pimavanserin for the adjunctive treatment of schizophrenia, if approved for that indication, would compete with Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., and generic drugs, including olanzapine, risperidone, aripiprazole and clozapine.

Pimavanserin for the adjunctive treatment of MDD, if approved for that indication, would compete with Rexulti and generic adjunctive atypical antipsychotics, including aripiprazole, quetiapine and risperidone.

In addition, the companies described above and other competitors may have a variety of drugs in development or awaiting FDA approval that could reach the market and become established before we have a product to sell for the applicable disorder. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Many of our competitors are using technologies or methods different or similar to ours to identify and validate drug targets and to discover novel small molecule drugs. Many of our competitors and their collaborators have significantly greater experience than we do in the following:

•	identifying and validating targets;
•	screening compounds against targets;
•	preclinical studies and clinical trials of potential pharmaceutical products;
•	obtaining FDA and other regulatory approvals; and
•	commercializing pharmaceutical products.

In addition, many of our competitors and their collaborators have substantially greater advantages in the following areas:

•	capital resources;
•	research and development resources;
•	manufacturing capabilities;
•	sales and marketing; and
•	production facilities.

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

Intellectual Property

We currently hold 50 issued U.S. patents and 252 issued foreign patents. All of these patents originated from inventions made by us. In addition, we have 24 provisional and utility U.S. patent applications and 32 foreign patent applications.

Patents and other proprietary intellectual property rights are an essential element of our business. Our strategy is to file patent applications in the United States and any other country that represents an important potential commercial market to us. In addition, we seek to protect our technology, inventions and improvements to inventions that are important to the development of our business. Our patent applications claim proprietary technology, including novel methods of screening for compounds, chemical synthetic or manufacturing methods, novel drug targets and novel compounds, and compositions or methods of treatment identified using our technology.

We also rely upon trade secret rights to protect technologies that may be used to discover and validate targets and that may be used to identify and develop novel drugs. We protect our trade secrets by, among other things, requiring employees and third parties who have access to our proprietary information to sign confidentiality and nondisclosure agreements. We have entered into a license agreement, dated as of November 30, 2006, for certain intellectual property rights from the Ipsen Group that complement the intellectual property portfolio for our serotonin platform, including pimavanserin. In connection with the FDA’s acceptance of the filing of the NDA for NUPLAZID in the fourth quarter of 2015, we paid a $2.5 million milestone to the Ipsen Group, adjusted for credits for prior payments made by us to the Ipsen Group, and in connection with the FDA’s approval of NUPLAZID in April 2016, we paid a $8.0 million milestone to the Ipsen Group, each pursuant to the terms of the 2006 license agreement. In addition, we are required to pay to the Ipsen Group royalties of up to two percent of net product sales of NUPLAZID pursuant to the agreement. We are a party to various other license agreements that give us rights to use certain technologies in our research and development.

Pimavanserin

Twenty-five U.S. patents have been issued to us that relate to pimavanserin and NUPLAZID, including two that cover the compound generically and 15 that specifically cover pimavanserin, salts or polymorphs thereof, the use thereof for treating PD Psychosis, AD Psychosis, Alzheimer’s disease indications, schizophrenia, bipolar disorder, Lewy body disease, sleep disorders, depression, and other methods of treatment. These patents also provide protection for certain methods of producing pimavanserin. The pimavanserin-specific patent and the PD Psychosis treatment patent are currently set to expire in June 2027 and August 2026, respectively. The patent that covers polymorphs of pimavanserin is currently set to expire in June 2028. The patents that cover pimavanserin generically expire in 2021. In the United States, we are permitted to extend the term of one U.S. patent for the pimavanserin product. Our estimation of the above patent terms includes patent term adjustments made by the U.S. Patent and Trademark Office, but not patent term extensions. These patent terms may be subject to change based on any given patent term extension or any terminal disclaimer that reduces patent term. We note that the U.S. patent laws are always changing and thus any modifications or new interpretations of the law may impact our patent terms. We have 56 issued foreign patents that specifically cover pimavanserin, including patents in 38 European countries, Australia, Canada, China, Hong Kong, India, Japan, Mexico, New Zealand, Russia, Singapore and South Africa, which provide patent protection until 2024. We also have 53 issued foreign patents that cover polymorphs of pimavanserin and provide patent protection until 2025. We continue to prosecute patent applications directed to pimavanserin and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide.

Collaboration Agreements

Historically, we have been a party to various collaboration agreements with Allergan and other parties to leverage our drug discovery platform and related assets, and to advance development and commercialization of selected product candidates. These collaborations have typically included upfront payments at initiation of the collaboration, research support during the research term, if applicable, milestone payments upon successful completion of specified development objectives and royalties based upon future sales, if any, of drugs developed under the collaboration.

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

Government Regulation

Our business activities, including the manufacturing and marketing of NUPLAZID and our potential products and our ongoing research and development activities, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any new drug developed by us must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act, as amended. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, import, export, sale and distribution of biopharmaceutical products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Moreover, government coverage and reimbursement policies will both directly and indirectly impact our ability to successfully commercialize NUPLAZID and any future approved products, and such coverage and reimbursement policies will be impacted by enacted and any applicable future healthcare reform and drug pricing measures. In addition, we are subject to state and federal laws, including, among others, anti-kickback laws, false claims laws, data privacy and security laws, and transparency laws that restrict certain business practices in the pharmaceutical industry.

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

To establish a new product candidate’s safety and efficacy, the FDA requires companies seeking approval to market a drug product to submit extensive preclinical and clinical data, along with other information, for each indication for which the product will be labeled. The data and information are submitted to the FDA in the form of a New Drug Application, or NDA, which must be accompanied by payment of a significant user fee unless a waiver or exemption applies. Generating the required data and information for an NDA takes many years and requires the expenditure of substantial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process. The failure to demonstrate adequately the quality, safety and efficacy of a product candidate under development would delay or prevent regulatory approval of the product candidate. Under applicable laws and FDA regulations, each NDA submitted for FDA approval is given an internal administrative review within 60 days following submission of the NDA. If deemed sufficiently complete to permit a substantive review, the FDA will “file” the NDA. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal goals of eight months from submission for priority review of NDAs that cover product candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 12 months from submission for the standard review of NDAs. However, the FDA is not legally required to complete its review within these periods, these performance goals may change over time and the review is often extended by FDA requests for additional information or clarification. Moreover, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the NDA can be approved. Before approving an NDA, the FDA can choose to inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with GMPs. The FDA may also audit sites at which clinical trials have been conducted to determine compliance with GCPs and data integrity. The FDA’s review of an NDA may also involve review and recommendations by an independent FDA advisory committee, particularly for novel indications. The FDA is not bound by the recommendation of an advisory committee.

In addition, delays or rejections may be encountered based upon changes in regulatory policy, regulations or statutes governing product approval during the period of product development and regulatory agency review.

Before receiving FDA approval to market a potential product, we or our collaborators must demonstrate through adequate and well-controlled clinical studies that the potential product is safe and effective in the patient population that will be treated. In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless a waiver applies. If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, FDA approval may entail ongoing requirements for risk management, including post-marketing, or Phase IV, studies. Even if approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to payment of significant annual fees and continuing review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including labeling changes, warning letters, costly recalls or withdrawal of the product from the market.

Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. Unacceptable toxicities or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a product candidate, known as toxicological studies, or during clinical trials of our potential products. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our product candidates. Further, such unacceptable toxicity or side effects could ultimately prevent a potential product’s approval by the FDA or foreign regulatory authorities for any or all targeted indications or limit any labeling claims and market acceptance, even if the product is approved.

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

We and our collaborators and contract manufacturers also are required to comply with the applicable FDA GMP regulations. GMP regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our potential products and must maintain ongoing compliance for commercial product manufacture. The FDA may conclude that we or our collaborators or contract manufacturers are not in compliance with applicable GMP requirements and other FDA regulatory requirements, which may result in delay or failure to approve applications, warning letters, product recalls and/or imposition of fines or penalties.

If a product is approved, we must also comply with post-marketing requirements, including, but not limited to, compliance with advertising and promotion laws enforced by various government agencies, including the FDA’s Office of Prescription Drug Promotion, through such laws as the Prescription Drug Marketing Act, federal and state anti-fraud and abuse laws, including anti-kickback and false claims laws, healthcare information privacy and security laws, post-marketing safety surveillance, and disclosure of payments or other transfers of value to healthcare professionals and entities. In addition, we are subject to other federal and state regulation including, for example, the implementation of corporate compliance programs.

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

Drugs for Serious or Life-Threatening Illnesses

FDA law and regulations also provide certain mechanisms to expedite approval of potential products intended to treat serious or life-threatening illnesses which have been studied for safety and effectiveness and which demonstrate the potential to address unmet medical needs. A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team, and taking other steps to design the clinical trials in an efficient manner. Under accelerated approval regulations, NDAs may be approved on the basis of valid surrogate markers of product effectiveness, thus accelerating the normal approval process. As a condition of approval, the FDA may require that a sponsor of a product subject to accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the potential product.

Coverage and Reimbursement

Sales of NUPLAZID and of our product candidates, if approved, depend and will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement or a decision by a third-party payor to not cover NUPLAZID or any future approved products could reduce physician usage of our products, and have a material adverse effect on our sales, results of operations and financial condition.

In the United States, the Medicare Part D program provides a voluntary outpatient drug benefit to Medicare beneficiaries for certain products. NUPLAZID is available for coverage under Medicare Part D, but the individual Part D plans offer coverage subject to various factors such as those described above. In addition, while Medicare Part D plans have historically included “all or substantially all” drugs in the following designated classes of “clinical concern” on their formularies: anticonvulsants, antidepressants, antineoplastics, antipsychotics, antiretrovirals, and immunosuppressants, the Centers for Medicare and Medicaid Services, or CMS, has in the past proposed, but not adopted, changes to this policy. If this policy is changed in the future and if CMS no longer considers the antipsychotic class to be of “clinical concern”, Medicare Part D plans would have significantly more discretion to reduce the number of products covered in that class, including coverage of NUPLAZID. Furthermore, private payors often follow Medicare coverage policies and payment limitations in setting their own coverage policies.

Healthcare Laws and Regulations

We are subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

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

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. By way of example, in March 2010, the ACA was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. In early 2017, the U.S. House of Representatives and Senate passed legislation which, if signed into law by President Trump, would repeal certain aspects of the ACA. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. At this time, the full effect that the ACA will have on our business in the future remains unclear.

Among the provisions of the ACA of importance to NUPLAZID and our product candidates are:

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

•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers. Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that we receive for NUPLAZID and any future approved products. We cannot predict what healthcare reform initiatives may be adopted in the future.

Research and Development Expenses

Our research and development expenses were $99.3 million, $73.9 million, and $60.6 million in 2016, 2015, and 2014, respectively.

Manufacturing and Distribution

We currently outsource, and plan to continue to outsource, manufacturing activities for NUPLAZID, as well as for our existing and future product candidates for development and commercial purposes. We believe this manufacturing strategy will enable us to direct our financial resources to our commercial activities and to the ongoing development of pimavanserin without devoting the substantial resources and capital required to build manufacturing facilities.

During 2015, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to ACADIA Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary. Our active pharmaceutical ingredient, or API, has been manufactured in Switzerland for over 10 years and we anticipate continuing to manufacture in Switzerland. ACADIA Pharmaceuticals GmbH manages the worldwide supply chain of pimavanserin API.

ACADIA Pharmaceuticals GmbH has contracted with Siegfried AG, or Siegfried, to manufacture the API to be used in the manufacture of NUPLAZID for commercial use. Under the manufacturing agreement, ACADIA Pharmaceuticals GmbH has agreed to purchase from Siegfried specified percentages of our commercial requirements of API for the United States and Europe. The parties may also agree in the future on additional services under the manufacturing agreement with respect to non-commercial supply or development activities. The term of the manufacturing agreement ends in December 2021 and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated earlier pursuant to its terms. Either party may terminate the manufacturing agreement prior to expiration upon an uncured material breach by the other party, upon the dissolution or liquidation of the other party, the commencement of insolvency procedures that are not dismissed within a certain period of time, the appointment of any receiver, trustee or assignee to take possession of the properties of the other party or the cessation of all or substantially all of the other party's business operations, upon certain continuing patent infringement, regulatory litigation or other legal proceedings involving the manufacture of API, upon a continuing force majeure affecting the other party, or if no services are currently being provided under the manufacturing agreement. Additionally, if the parties agree on development services under the manufacturing agreement, the parties may terminate such services by mutual agreement if reasonable efforts to achieve the goals of such services fail. ACADIA Pharmaceuticals GmbH also may terminate any services under the manufacturing agreement for any reason on 90 days' prior notice to Siegfried, subject to the requirements of the manufacturing agreement.

We have contracted with Patheon Pharmaceuticals Inc., or Patheon, to manufacture NUPLAZID drug product for commercial use in the United States. Under the manufacturing agreement, we have agreed to purchase from Patheon a specified percentage of our commercial requirements of NUPLAZID for the United States. The term of the manufacturing agreement ends in December 2020 and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated early pursuant to its terms. Each party may terminate the manufacturing agreement prior to expiration upon the uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or in the event of a continuing force majeure event affecting the other party. The manufacturing agreement will also terminate if we provide notice to Patheon that we no longer require manufacturing services because NUPLAZID has been discontinued. Additionally, we may terminate the manufacturing agreement, subject to certain limitations, if any regulatory authority takes any action or raises any objection that prevents us from continuing to commercialize NUPLAZID or takes an enforcement action against Patheon’s manufacturing site that relates to NUPLAZID or could reasonably be expected to adversely affect Patheon’s ability to supply NUPLAZID, if we determine to discontinue commercialization of NUPLAZID for safety or efficacy reasons, or if Patheon uses any debarred person in performing its service obligations under the manufacturing agreement. We also may terminate the manufacturing agreement for any other reason on three years’ prior notice to Patheon. Additionally, Patheon may terminate the manufacturing agreement if we assign the manufacturing agreement or any of our rights under the manufacturing agreement to a Patheon competitor.

We sell NUPLAZID to a limited number of specialty pharmacies, or SPs, and specialty distributors, or SDs, which we collectively refer to as our customers. SPs subsequently dispense NUPLAZID to patients based on the fulfillment of a prescription and SDs subsequently sell NUPLAZID to government facilities, long-term care pharmacies, and in-patient hospital pharmacies. Four customers, each based in the United States, accounted for approximately 93% of our total revenue for the year ended December 31, 2016. We have retained third-party service providers to perform a variety of functions related to the distribution of NUPLAZID, including warehousing, customer service, order-taking, invoicing, collections, and shipment and returns processing.

Sales and Marketing

During 2016, in connection with FDA approval of NUPLAZID, we hired a U.S. specialty sales force of 133 sales specialists who are focused on promoting NUPLAZID to physicians who treat PD Psychosis patients, including neurologists, psychiatrists and long-term care physicians. This sales force is supported by an experienced sales leadership team comprised of 12 regional sales managers and 8 account managers, and our experienced commercial team comprised of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations, and sales force planning and management. In addition, our commercial infrastructure includes capabilities in manufacturing, medical affairs, quality control, and compliance.

We launched NUPLAZID in May 2016, and our focus is to establish NUPLAZID as the first choice, best choice for patients with PD Psychosis. In order to help us achieve this goal, we are expanding our sales force to approximately 155 sales specialists to increase NUPLAZID’s penetration in long-term care and by continuing to increase awareness of NUPLAZID and PD Psychosis with a prescriber and patient education campaign consisting of key opinion leader speaker programs, attendance at medical meetings, multimedia campaigns, and direct-to-patient programs.

In selected markets outside of the United States in which NUPLAZID may be approved, if any, we may choose to commercialize NUPLAZID independently or by establishing one or more strategic alliances.

Long-Lived Assets

Our tangible long-lived assets totaled $3.1 million, $2.2 million, and $553,000 as of December 31, 2016, 2015 and 2014, respectively. All of our tangible long-lived assets are located in the United States.

Employees

At December 31, 2016, we had approximately 370 employees. Of this workforce, approximately 115 employees were engaged in research and development activities, 75 were engaged in administrative activities such as finance, legal, and information technology, and 180 were engaged in sales, commercial operations and marketing. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

NUPLAZID is our only drug that has been approved for sale and it has only been approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis, in the United States. We are focusing a significant portion of our activities and resources on NUPLAZID, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize NUPLAZID in the United States.

Successful commercialization of NUPLAZID is subject to many risks. Prior to NUPLAZID, we had never, as an organization, launched or commercialized any product, and there is no guarantee that we will be able to successfully launch or commercialize NUPLAZID for its approved indication. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain and further develop the team in order to successfully coordinate the launch and commercialization of NUPLAZID. Even if we are successful in maintaining and continuing to develop our commercial team, there are many factors that could cause the launch and commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it is especially difficult to estimate NUPLAZID’s market potential. The commercial success of NUPLAZID depends on the extent to which patients and physicians recognize and diagnose PD Psychosis and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PD Psychosis, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PD Psychosis is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID due to its “boxed” warning or other reasons, the commercial potential of NUPLAZID will be limited. We have limited information about how physicians, patients and payors will respond to the pricing of NUPLAZID, including because as part of our initial launch strategy we have provided free product as samples and through a 30-day free trial period of NUPLAZID, and do not know whether patients that initially use NUPLAZID will continue to do so after the sample or 30-day free trial period ends. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

If the launch or commercialization of NUPLAZID is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of NUPLAZID for other indications in the United States, or for any indications in foreign jurisdictions, we will not be able to market NUPLAZID for other indications or in other jurisdictions, which will limit our commercial revenues.

While NUPLAZID (pimavanserin) has been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market NUPLAZID for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that the foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. For example, although we recently announced top-line results from a Phase II study in AD Psychosis as well as the initiation of four clinical studies of pimavanserin in several other indications, there is no guarantee that any of these studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve NUPLAZID for any of those indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PD Psychosis. In addition, strategic considerations need to be taken into account when determining whether and when to submit NUPLAZID for approval in other jurisdictions. For example, in the fourth quarter of 2016, the European Medicines Agency, or EMA, approved our proposed pediatric investigation plan related to our planned submission of a marketing authorization application, or MAA, for NUPLAZID in Europe. However, in light of our continuing clinical development of pimavanserin in indications other than in PD Psychosis, and the time-limited data exclusivity currently granted by the EMA that commences on first approval of a product in Europe, we have determined to defer submission of the MAA and we do not yet have a revised estimate of when we will make that filing. If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency other than the FDA, we will never be able to commercialize NUPLAZID for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to NUPLAZID do not meet our or others’ expectations, the market price of our common stock could decline significantly.

Even though the FDA has granted approval of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis, the terms of the approval may limit its commercial potential. Additionally, NUPLAZID is still subject to substantial, ongoing regulatory requirements.

Even though the FDA has granted approval of NUPLAZID, the scope and terms of the approval may limit our ability to commercialize NUPLAZID and, therefore, our ability to generate substantial sales revenues. The FDA has approved NUPLAZID only for the treatment of hallucinations and delusions associated with PD Psychosis. The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PD Psychosis.

Additionally, in connection with the FDA approval, we have committed to conduct the following post-marketing studies: (i) a randomized, placebo-controlled withdrawal study in PD Psychosis patients treated with NUPLAZID, (ii) studies to collect additional data to add to the NUPLAZID safety database from an aggregate of at least 500 predominantly frail and elderly subjects on NUPLAZID in one or more randomized, placebo-controlled studies of eight or more weeks duration, (iii) a drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer, and (iv) re-analysis of tissue samples from certain previously conducted pre-clinical studies. If we fail to comply with our post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing or planned clinical studies of NUPLAZID, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

The manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for NUPLAZID will also continue to be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing processes, good clinical practices, international council for harmonization guidelines and good laboratory practices, which are regulations and guidelines enforced by the FDA for all of our nonclinical and clinical development and for any clinical trials that we conduct post-approval.

Discovery of any issues post-approval, including any safety concerns, such as unexpected side effects or drug-drug interaction problems, adverse events of unanticipated severity or frequency, or concerns over misuse or abuse of the product, problems with the facilities where the product is manufactured, packaged or distributed, or failure to comply with regulatory requirements, may result in, among other things, restrictions on NUPLAZID or on us, including:

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

NUPLAZID has only been studied in a limited number of patients and in limited populations. As we continue our commercial launch, NUPLAZID is becoming available to a much larger number of patients and in broader populations, and we do not know whether the results of NUPLAZID use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.

Prior to commencing our commercial launch of NUPLAZID in May 2016, NUPLAZID was administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal -020 Phase III trial with NUPLAZID for the treatment of PD Psychosis, or the -020 Study. While the FDA granted approval of NUPLAZID based on the data included in the NDA, including data from the -020 Study, we do not know whether the results when a large number of patients and broader populations are exposed to NUPLAZID, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of NUPLAZID that served as the basis for the approval of NUPLAZID. New data relating to NUPLAZID, including from adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of NUPLAZID from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing NUPLAZID marketing applications for indications other than in PD Psychosis and/or in other jurisdictions, or impose additional post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We currently have very limited experience as a company in marketing and distributing pharmaceutical products and rely on a limited network of third party distributors and pharmacies to distribute NUPLAZID. If we are unable to effectively commercialize NUPLAZID, we may not be able to generate product revenues.

NUPLAZID is our only drug that has been approved for sale by any regulatory body, and it became available for prescription in the United States on May 31, 2016. As such, while we have established our commercial team, hired our U.S. sales force and commenced the launch of NUPLAZID in the United States, we currently have limited experience commercializing pharmaceutical products as an organization. In order to successfully market NUPLAZID, we must maintain and continue to develop our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain and develop adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize NUPLAZID and may not become profitable.

We employ our own internal specialty sales force to commercialize NUPLAZID for the treatment of PD Psychosis as part of our commercialization strategy in the United States. We will need to maintain and further develop our sales force as we continue our commercialization efforts, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. For example, we currently plan to expand our sales force by hiring additional sales representatives to market NUPLAZID to pharmacists and physicians in long-term care facilities. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully maintain and further develop our sales force.

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

NUPLAZID is a newly-marketed drug and, therefore, none of the members of our sales force had ever promoted NUPLAZID prior to its launch. In addition, NUPLAZID is the first drug approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis to neurologists, select psychiatrists, and pharmacists and physicians in long-term care facilities. In addition, we must train our sales force to ensure that a consistent and appropriate message about NUPLAZID is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NUPLAZID and its proper administration, our efforts to successfully commercialize NUPLAZID could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

If a product does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide patient benefit, that product will not achieve market acceptance and will not generate sufficient revenues to achieve or maintain profitability.

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID at the price that we have selected. NUPLAZID is available to treat hallucinations and delusions associated with PD Psychosis, an indication for which no other FDA-approved pharmaceutical treatment exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to the pricing of NUPLAZID. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PD Psychosis, the rate of diagnosis of PD Psychosis, the prevalence and rate of hallucinations and delusions in patients diagnosed with PD Psychosis, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PD Psychosis to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PD Psychosis. For these reasons, even if PD Psychosis occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PD Psychosis is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PD Psychosis, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PD Psychosis, instead of NUPLAZID. Additionally, NUPLAZID is approved only for the treatment of hallucinations and delusions associated with PD Psychosis, rather than for the treatment of PD Psychosis and/or other symptoms of PD Psychosis, which may cause confusion for prescribing physicians. This confusion could result in physicians not prescribing NUPLAZID for patients diagnosed with PD Psychosis. The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PD Psychosis. This warning may discourage physicians from prescribing NUPLAZID to patients diagnosed with PD Psychosis, including those with dementia. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PD Psychosis, issues may arise with respect to patient adherence and compliance rates. For example, the recommended dosing of NUPLAZID is two 17 mg tablets, taken together once a day. Patients may elect, whether at the direction of their physician or otherwise, to take only one tablet a day instead of two, to take tablets at different times during the day, or to otherwise not adhere to the recommended dosing, any of which could result in far lower efficacy. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it. Thus, the commercial success of NUPLAZID depends on acceptance by patients and physicians, and there are a number of factors that could skew our or others’ estimates about whether and to what extent NUPLAZID will be prescribed for the treatment of hallucinations and delusions associated with PD Psychosis.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell NUPLAZID, and any other potential products, as described in greater detail in the Government Regulation section of this Annual Report. If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, exclusion from federal health care programs and the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

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

We expect that the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Earlier this month, the U.S. House of Representatives and Senate passed legislation which, if signed into law by President Trump, would repeal certain aspects of the ACA. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. At this time, the full effect that the ACA will have on our business in the future remains unclear. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval.

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

The FDA granted marketing approval of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis, and we could face liability if a regulatory authority determines that we are promoting NUPLAZID for any “off-label” uses.

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

We have experienced significant net losses since our inception. As of December 31, 2016, we had an accumulated deficit of approximately $934.0 million. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

Even though we began commercializing NUPLAZID in the United States in May 2016, we still expect to incur significant expenses and net losses for at least the next few years as we continue our commercialization efforts for NUPLAZID and pursue the further development of NUPLAZID and our product candidates. Substantially all of our revenues for the twelve months ended December 31, 2016 were from net product sales of NUPLAZID.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our product candidates.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $529.0 million at December 31, 2016. We raised net proceeds of approximately $281.6 million and $215.9 million in follow-on public offerings in January 2016 and August 2016, respectively. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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
•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the United States, and potentially in additional indications other than in PD Psychosis, and for other product candidates, as well as the costs required to support review of such applications;

•	the costs of manufacturing and distributing NUPLAZID for commercial use in the United States;
•

our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the United States or in additional indications other than in PD Psychosis, or from other product candidates;

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

•	our ability to enter into new collaboration and license agreements;
•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
•	the costs of maintaining or securing manufacturing arrangements and supply for clinical or commercial production of pimavanserin or other product candidates; and
•	the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to NUPLAZID.

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

The pivotal Phase III study with NUPLAZID for PD Psychosis, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin will be successful.

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from the -020 Study. Additionally, in December 2016, we announced positive top-line results from our Phase II exploratory study of pimavanserin in patients with Alzheimer’s disease psychosis, or AD Psychosis. Even though we successfully completed this Phase II exploratory study, or the -019 Study, and the -020 Study, those results are not predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PD Psychosis, such as AD Psychosis, Alzheimer’s disease agitation and aggression, or collectively AD Agitation, and in schizophrenia and depression. However, prior to the -019 Study, we had never tested pimavanserin in clinical studies for AD Psychosis or any Alzheimer’s disease indication, and prior to the efficacy study that we announced we had initiated in October 2016, we had never tested pimavanserin in clinical studies for AD Agitation, and prior to the study in major depressive disorder that we announced we had initiated in December 2016, we had never tested pimavanserin in clinical studies in depression. Additionally, prior to the study in schizophrenia that we announced we had initiated in November 2016, we had only conducted a Phase II trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study, or that we will have the same level of success with pimavanserin in AD Psychosis or in other indications that we had with the -019 Study. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for the treatment in PD Psychosis or for other indications, including AD Psychosis, will be consistent with those from the -019 Study or -020 Study.

If we do not successfully complete additional development of NUPLAZID, we will be unable to market and sell NUPLAZID or products derived from it for indications other than the treatment of hallucinations and delusions associated with PD Psychosis, or to generate related product revenues.

We do not have a partner for the development of pimavanserin, and are solely responsible for the advancement of this program and commercialization of the product.

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including clinical trials of pimavanserin for indications other than in PD Psychosis, in the future we would need to add resources and raise additional funds in order to take this product candidate to market for indications other than in PD Psychosis or in jurisdictions outside the United States, and to conduct the necessary sales and marketing activities, and to conduct further development activities, if we do not secure a partner. Our current strategy is to commercialize NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis in the United States using our specialty sales force focused primarily on neurologists, a small group of psychiatrists, and pharmacists and physicians in long-term care facilities who treat PD Psychosis patients. In addition, if we are approved to commercialize NUPLAZID in markets outside of the United States, we will more than likely need to establish one or more strategic alliances in the future for that purpose. Without future collaboration partners in the United States and abroad, we might not be able to realize the full value of NUPLAZID.

We conducted a life-cycle planning project for pimavanserin that was initiated in 2015 and through which we have formulated a multi-year plan to develop pimavanserin in additional indications other than in PD Psychosis, including within Alzheimer’s disease, schizophrenia and depression, as described above. Given the unique profile of pimavanserin, together with the list of potential indications we could pursue, this has been a substantial and important undertaking. Our life-cycle planning process will be ongoing as we evaluate appropriate indications for pimavanserin to pursue as we seek to maximize the opportunities for this compound. If our life-cycle planning and execution is not conducted successfully, then we may not realize the full value from pimavanserin or may devote substantial resources to develop pimavanserin for indications that are ultimately not successful or do not yield adequate returns. Furthermore, even though NUPLAZID is approved for the treatment of hallucinations and delusions associated with PD Psychosis, a failure in a subsequent study for another indication, including the studies we recently initiated in AD Agitation, schizophrenia and depression, or a failure in our post-marketing studies could harm our ability to successfully market NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis or could lead to it being withdrawn from the market. If we are unable to develop pimavanserin for other indications, we may not be able to maximize the potential of the compound and that could have a material adverse effect on our future revenues and our success as a company.

Pimavanserin is currently in development for several additional indications other than PD Psychosis, and development is a long, expensive and unpredictable process with a high risk of failure.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase III trial with NUPLAZID in 2009. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID could be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In October 2016, we announced we had initiated a Phase II study of pimavanserin in patients with AD Agitation, and in November 2016 we announced we had initiated both a Phase II and a Phase III study of pimavanserin as an adjunctive treatment in patients with schizophrenia. Additionally, in December 2016, we announced we had initiated a Phase II study of pimavanserin as an adjunctive treatment in patients with major depressive disorder. We may plan and conduct additional studies in other indications in the future, including our plans to continue to study pimavanserin in patients with AD Psychosis.

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

In July 2014, Allergan announced that it would be reducing its worldwide headcount by approximately 13% and that it would be restructuring its operations. In March 2015, Actavis plc acquired Allergan. Allergan also previously has announced that it was seeking a partner for further development and commercialization of drug candidates in our chronic pain program under our continuing collaboration. In connection with Actavis’ acquisition of Allergan, and any related restructuring, Allergan elected to terminate our collaboration focused on muscarinic product candidates, including the glaucoma program covered by such collaboration, and, it may choose to devote substantially less resources to the chronic pain program or could discontinue such program entirely. If Allergan is unable to successfully partner our chronic pain program, it may elect to not pursue further development. In addition, any partner that Allergan does identify may devote substantially less resources than Allergan has devoted to this program to date. In addition, Allergan can terminate our existing chronic pain collaboration upon prior notice to us, as it did with the glaucoma collaboration.

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

We currently depend, and in the future will continue to depend, on third parties to manufacture NUPLAZID and our product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID or our product candidates.

We have no manufacturing facilities and only limited experience as an organization in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, NUPLAZID and our product candidates.

In August 2015, we contracted with Patheon Pharmaceuticals Inc. to manufacture NUPLAZID drug product for commercial use in the United States following the commercial launch of NUPLAZID. Additionally, in August 2015 we contracted with BASF Pharma (Evionnaz) SA, which was subsequently acquired by Siegfried Pharma Evionnaz SA in October 2015, to manufacture active pharmaceutical ingredient, or API, to be used in the manufacture of NUPLAZID drug product for commercial use. In December 2016 we entered into an updated agreement with Siegfried AG for the manufacture of API to be used in the manufacture of NUPLAZID drug product for commercial use, which replaced the agreement from August 2015 between us and Siegfried. However, we have not entered into any agreements with any alternate suppliers for NUPLAZID drug product or NUPLAZID API. Even if we are able to enter into other long-term agreements with manufacturers for commercial supply on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. Additionally, if any of our product candidates in addition to NUPLAZID are approved by the FDA or other regulatory agencies for commercial sale, or if NUPLAZID is approved for commercial sale in jurisdictions outside the United States, we will need to contract with a third party to manufacture such products for commercial sale in the United States and/or in such other jurisdictions.

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

If we are unable to attract, retain, and motivate key management, research and development, and sales and marketing personnel, our drug development programs, our research and discovery efforts, and our commercialization plans may be delayed and we may be unable to successfully commercialize our products, including NUPLAZID, or develop our product candidates, including pimavanserin for indications beyond PD Psychosis.

Our success depends on our ability to attract, retain, and motivate highly qualified management, scientific, and commercial personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of central nervous system disorders, including neuropsychiatric and related disorders. We are currently hiring, and in the future we expect to need to continue to hire, additional personnel as we expand our research and development efforts for pimavanserin and commercial activities for NUPLAZID. We face competition for experienced scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize products and product candidates will be limited. If we are unable to attract and retain the necessary personnel, it will significantly impede our commercialization efforts for NUPLAZID and the achievement of our research and development objectives.

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

As of December 31, 2016, we employed approximately 370 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources, especially now that we have a commercial sales force, which we currently plan to expand by approximately 20 sales specialists, and are commencing several new clinical studies of pimavanserin. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

As we grow as an organization and expand as a commercial-stage company, we may make certain changes to our organization in order to properly manage our growth, which may include changes to the composition of our board of directors and management. Any such changes may be disruptive to us as an organization, which could harm our business.

As we continue to grow as an organization, including by expanding our development efforts and building out our capabilities for the ongoing commercialization of NUPLAZID, we have implemented, and will continue to evaluate and may implement additional, changes to our organization that may be appropriate in order to properly manage and direct our growth as a commercial-stage company. These changes may include changes to the size and composition of our management and/or board of directors, as appropriate, to include individuals with substantial experience in managing or serving on the boards of directors of commercial-stage pharmaceutical companies. For example, during 2015 and 2016, five long-standing board members either resigned from the board or did not stand for re-election, and during approximately the same timeframe our board elected three new board members. In September 2015, we named Steve Davis, who had been serving as our Interim CEO since March 2015, to be our President and Chief Executive Officer and to be a member of our Board of Directors. We also named Dr. Serge Stankovic as our new Executive Vice President, Head of Research and Development, to replace our previous Executive Vice President, Development and Chief Medical Officer who resigned in November 2015. We also hired a new Chief Medical Officer in January 2016 and a new Chief Financial Officer in August 2016, and may decide to hire other executive level employees as we grow. Any such significant changes to the organization may distract management or otherwise be disruptive to us as a company, which could harm our business.

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

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the success of our launch and commercialization of NUPLAZID in the United States for the treatment of hallucinations and delusions associated with PD Psychosis;
•	the status and cost of our post-marketing commitments for NUPLAZID;
•	our gross-to-net adjustments will vary quarter to quarter, primarily because our share of the donut hole for Medicare Part D patients will fluctuate;
•	the status and cost of development and commercialization of pimavanserin for indications other than in PD Psychosis and in jurisdictions other than the United States;
•	the status and cost of development and commercialization of our product candidates, including compounds being developed under our collaborations;
•	whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates or products;
•

whether we generate revenues or reimbursements by achieving specified research, development or commercialization milestones under any agreements or otherwise receive potential payments under these agreements;

•	whether we are required to make payments due to achieving specified milestones under any licensing or similar agreements or otherwise make payments under these agreements;
•	the incurrence of preclinical or clinical expenses that could fluctuate significantly from period to period, including reimbursement obligations pursuant to our collaboration agreements;
•	the initiation, termination, or reduction in the scope of our collaborations or any disputes regarding these collaborations;
•	the timing of our satisfaction of applicable regulatory requirements;
•	the rate of expansion of our clinical development, other internal research and development efforts, and pre-commercial and commercial efforts;
•	the effect of competing technologies and products and market developments;
•	the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to NUPLAZID; and
•	general and industry-specific economic conditions.

We believe that comparisons from period to period of our financial results are not necessarily meaningful and should not be relied upon as indications of our future performance.

Future changes to U.S. and non-U.S. tax laws could materially adversely affect us.

During 2015, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to ACADIA Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary. Our goals for the establishment of ACADIA Pharmaceuticals GmbH, and the licensing of worldwide intellectual property rights for pimavanserin, include building a platform for long-term operational and financial efficiencies, including tax-related efficiencies. Future changes in U.S. and non-U.S. tax laws, including implementation of international tax reform relating to the tax treatment of multinational corporations, if enacted, may reduce or eliminate any potential financial efficiencies that we hope to achieve by establishing this operational structure. Additionally, taxing authorities, such as the U.S. Internal Revenue Service, may audit and otherwise challenge these types of arrangements, and have done so with other companies in the pharmaceutical industry. If any such changes in tax law are enacted, or our licensing of worldwide intellectual property rights for pimavanserin to our Swiss subsidiary is otherwise challenged, this could materially adversely affect our business.

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

Our drug discovery platform uses unproven methods to identify and develop product candidates, including NUPLAZID. With the exception of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis, we have never successfully completed clinical development of any of our product candidates, and, except for NUPLAZID, there are no drugs on the market that have been discovered using our drug discovery platform.

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

If our competitors develop and market products that are more effective than NUPLAZID or our product candidates, they may reduce or eliminate our commercial opportunity.

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

For example, the use of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis competes with off-label use of antipsychotic drugs, including generic drugs quetiapine and clozapine. If approved, pimavanserin for the treatment of AD Psychosis would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine, and drugs indicated for the treatment of Alzheimer’s disease and dementia in patients with Alzheimer’s disease, including Aricept, marketed by Eisai Inc. and Pfizer Inc., and Namenda, marketed by Forest Laboratories, LLC, a wholly-owned subsidiary of Actavis. Pimavanserin for the treatment of AD Agitation, if approved for that indication, would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine. Pimavanserin for the adjunctive treatment of schizophrenia, if approved for that indication, would compete with Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., and generic drugs, including olanzapine, risperidone, aripiprazole and clozapine. In the area of chronic pain, potential products would compete with Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Pimavanserin for the adjunctive treatment of MDD, if approved for that indication, would compete with Rexulti, off-label use of antipsychotic drugs and generic drugs olanzapine, risperidone, aripiprazole and clozapine. Our potential products for the treatment of glaucoma, if approved, would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of NUPLAZID or any other product for which we obtain regulatory approval, or development or commercialization of our product candidates.

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

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the success of our launch and commercialization of NUPLAZID in the United States for the treatment of hallucinations and delusions associated with PD Psychosis;
•	the status and cost of our post-marketing commitments for NUPLAZID;
•	the status and cost of development and commercialization of pimavanserin for indications other than in PD Psychosis and in jurisdictions other than the United States;
•	the status and cost of development and commercialization of our product candidates, including compounds being developed under our collaborations;
•	whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates or products;
•	any other communications or guidance from the FDA or other regulatory authorities that pertain to NUPLAZID or our product candidates;
•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding our collaborations;
•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;
•	announcements of technological innovations, new products, or other material events by our competitors or us, including any new products that we may acquire or in-license;
•	disputes or other developments concerning our proprietary and intellectual property rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
•	our failure to meet applicable NASDAQ listing standards and the possible delisting of our common stock from the NASDAQ Stock Market;
•	additions or departures of key personnel;
•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as blogs and chat rooms;
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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The parties have agreed in principle to a settlement in that case. However, if we are not successful in defense of other future claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such future claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On April 1, 2016, we filed a registration statement covering the sale of up to 26,179,806 shares of our common stock, which includes 1,965,968 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of March 31, 2016, and which represent approximately 22% of our outstanding shares. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities (including approximately $43.0 million of shares that the Baker Entities purchased at the public offering price in our August 2016 public offering), will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also have an effective registration statement to sell shares of our common stock on our own behalf, and may elect to sell shares pursuant to such registration statement, or an indeterminate number of shares pursuant to a new registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

As of December 31, 2016, our primary facility consists of approximately 51,000 square feet of leased office space located in San Diego, California, which is leased through February 2019. We lease one facility in Princeton, New Jersey and two facilities in San Diego related to our research and development activities that cover an aggregate of approximately 24,000 square feet of laboratory and office space. We believe that any additional space we may require to accommodate our growing organization will be available on commercially reasonable terms.

Item 3.	Legal Proceedings.

In March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against us and certain of our current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accuses the defendants of making materially false and misleading statements regarding the anticipated timing of our planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, we filed a motion to dismiss the consolidated complaint. On September 19, 2016, the Court issued an order denying the motion to dismiss the consolidated complaint. On December 6, 2016, the parties had a mediation and agreed in principle to settle the action.

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

2016	High	Low
First Quarter	$35.20	$16.64
Second Quarter	$42.49	$26.50
Third Quarter	$38.08	$30.50
Fourth Quarter	$31.70	$20.68

2015	High	Low
First Quarter	$46.48	$29.45
Second Quarter	$43.24	$31.00
Third Quarter	$51.99	$30.03
Fourth Quarter	$43.30	$30.51

As of January 31, 2017, there were 121,407,626 shares of common stock outstanding held by approximately 40 stockholders of record. Many stockholders hold their shares in street name and we believe that there are approximately 43,000 beneficial owners of our common stock. We have not paid any cash dividends to date and do not anticipate any being paid in the foreseeable future.

Performance Graph

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2011 through December 31, 2016 in (i) our common stock, (ii) the NASDAQ Biotechnology Index, and (iii) the NASDAQ U.S. Benchmark TR Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

Item 6.	Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2016 and 2015 and the related consolidated statements of operations for each of the three years ended December 31, 2016 and related notes appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$17,327	$—	$—	$—	$—
Collaborative revenue	4	61	120	1,145	4,907
Total revenues	17,331	61	120	1,145	4,907
Operating expenses:
Cost of product sales	3,075	—	—	—	—
License fees and royalties	1,331	2,500	—	—	—
Research and development	99,284	73,869	60,602	26,722	18,794
Selling, general and administrative	186,456	88,304	32,748	12,720	6,999
Total operating expenses	290,146	164,673	93,350	39,442	25,793
Loss from operations	(272,815)	(164,612)	(93,230)	(38,297)	(20,886)
Interest income, net	2,763	499	755	349	37
Loss before income taxes	(270,052)	(164,113)	(92,475)	(37,948)	(20,849)
Income tax expense	1,341	330	—	—	—
Net loss	$(271,393)	$(164,443)	$(92,475)	$(37,948)	$(20,849)
Net loss per common share, basic and diluted	$(2.34)	$(1.63)	$(0.95)	$(0.44)	$(0.38)
Weighted average common shares outstanding, basic and diluted	115,858	100,630	97,248	85,715	55,116

	At December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$529,036	$215,132	$322,486	$185,790	$107,967
Working capital	505,312	197,087	308,784	181,381	102,600
Total assets	561,153	221,896	325,458	189,118	108,590
Total stockholders’ equity	518,411	199,762	309,489	182,131	84,984

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements, which involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID (pimavanserin) and from our drug candidates, the potential market opportunities for pimavanserin and our drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Forward-looking statements are not guarantees of performance. Actual results or events may differ materially from those anticipated in our forward-looking statements as a result of various factors, including those set forth under the section captioned “Risk Factors” elsewhere in this report. Information in the following discussion for a yearly period means for the year ended December 31 of the indicated year.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID® (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, on April 29, 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis, and is the only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis in our Phase III pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PD Psychosis. We hold worldwide commercialization rights to pimavanserin. We launched NUPLAZID in the United States in May 2016.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we plan to continue to study the use of pimavanserin in multiple disease states.

For example, we believe Alzheimer’s disease represents one of our most important opportunities for further exploration. In December 2016, we announced positive top-line results from our Phase II study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or AD Psychosis, a disorder for which no drug is currently approved by the FDA. We plan to continue to advance the evaluation of pimavanserin in this patient population in a Phase III study planned to begin in the second half of 2017. Additionally, in October 2016, we announced that we initiated another study, SERENE, for Alzheimer’s patients. SERENE is a Phase II study evaluating pimavanserin for the treatment of Alzheimer’s disease agitation, or AD Agitation, a debilitating condition for which there is no drug approved by the FDA.

We also believe schizophrenia represents a disease with multiple unmet or ill-served needs and we are currently exploring the utility of pimavanserin in this area. Despite a large number of FDA-approved therapies for schizophrenia, current drugs do not adequately address some very important symptoms of schizophrenia, such as the inadequate response to current antipsychotic treatment of psychotic symptoms and negative symptoms. In November 2016, we announced that we initiated two studies evaluating the adjunctive use of pimavanserin in patients with schizophrenia. ENHANCE-1 is a Phase III study evaluating pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to their current antipsychotic therapy. ADVANCE is a Phase II study evaluating pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia.

Depression is another disorder with a high unmet need that we believe represents an attractive development opportunity for pimavanserin. Preclinical and clinical studies have shown that patients with depression often do not receive adequate relief from an antidepressant medication, and, due to side effects of currently available therapies, many patients discontinue their medication, significantly increasing their chance of relapse. Preclinical and clinical evidence suggests 5-HT2A antagonism may be an effective adjunctive therapy to first-line antidepressants. In December 2016, we announced that we initiated CLARITY, a Phase II study evaluating pimavanserin for adjunctive treatment in patients with major depressive disorder, or MDD, who have an inadequate response to standard antidepressant therapy.

During 2015, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to ACADIA Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary. Our active pharmaceutical ingredient, or API, for our NUPLAZID (pimavanserin) program has been manufactured in Switzerland for over 10 years and we anticipate continuing to manufacture our API in Switzerland. ACADIA Pharmaceuticals GmbH manages the worldwide supply chain of pimavanserin API. We believe the establishment of ACADIA Pharmaceuticals GmbH, as well as the licensing of worldwide intellectual property rights for pimavanserin, will allow us to build a platform for long-term operational and financial efficiencies.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. Our selling, general and administrative expenses have also increased significantly in connection with the preparation for, and support of, the launch of our first product, NUPLAZID. As of December 31, 2016, we had an accumulated deficit of $934.0 million. We expect to continue to incur operating losses for at least the next few years as we advance our programs and incur significant development and commercialization costs.

Financial Operations Overview

Product and Collaborative Revenues

Net product sales consist of sales of NUPLAZID, which was approved by the FDA on April 29, 2016 and launched in the United States in May 2016.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis on April 29, 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PD Psychosis. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in PD Psychosis patients treated with NUPLAZID and randomized, placebo-controlled eight-week studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses by project for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Costs of external service providers:
NUPLAZID (pimavanserin)	$53,622	$40,506	$43,161
Other programs	518	890	723
Subtotal	54,140	41,396	43,884
Internal costs	27,094	20,302	11,527
Stock-based compensation	18,050	12,171	5,191
Total research and development	$99,284	$73,869	$60,602

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within Alzheimer’s disease, schizophrenia and depression. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PD Psychosis, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PD Psychosis, including our studies within Alzheimer’s disease, schizophrenia and depression indications. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and other related costs, including stock-based compensation expense, for our commercial personnel, including our specialty sales force, our medical education professionals, and our personnel serving in executive, finance, business development, and business operations functions. Also included in selling, general and administrative expenses are fees paid to external service providers to support our commercial activities associated with NUPLAZID, professional fees associated with legal and accounting services, and costs associated with patents and patent applications for our intellectual property. We expect our selling, general and administrative expenses to increase in future periods to support commercial activities associated with NUPLAZID and our further development of pimavanserin in additional indications other than PD Psychosis.

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

Revenue Recognition

Product Sales, Net

Our net product sales consist of U.S. sales of NUPLAZID and are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title to the product and associated risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. NUPLAZID was approved by the FDA on April 29, 2016 and we commenced shipments of NUPLAZID to specialty pharmacies, or SPs, and specialty distributors, or SDs, in May 2016. Through December 31, 2016, we have determined we do not have the necessary volume of activity to reasonably estimate our allowances for rebates and chargebacks at the time title and risk of loss transfers to the SP or SD. Accordingly, the price is not considered fixed or determinable at that time. Therefore, we recognize revenue using the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the SP dispenses product to a patient based on the fulfillment of a prescription or the SD sells product to a government facility, long-term care pharmacy or in-patient hospital pharmacy. As of December 31, 2016, we had a deferred revenue balance of $2.6 million, net of distribution fees, related to NUPLAZID product sales not yet sold through by the SPs and SDs. Product shipping and handling costs are included in cost of product sales.

We recognize revenue from product sales net of the following allowances and reflect each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the amount is settled:

Distribution Fees: Distribution fees include distribution service fees paid to our SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost, or WAC, fees for data, and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our expected utilization of rebates is based on data received from the SPs and SDs.

Chargebacks: Chargebacks are discounts that relate to contracts with government and other entities purchasing from our SDs at a discounted price. The SDs charge back to us the difference between the price initially paid by the SDs and the discounted price paid to the SDs by these entities. The allowance for chargebacks is based on known SD sales to contracted entities.

Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is recorded at the time revenue from the sale is recognized based on actual program participation.

Product Returns: Consistent with industry practice, we offer the SPs and SDs limited product return rights for damages, shipment errors and within a period of time around the product expiration date as defined in the individual distribution agreements. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from the SPs and SDs and have the ability to control the amount of product that is sold to the SPs and SDs, we are able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs and SDs. In arriving at our estimate, we also consider historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

Research and Development Accruals

We estimate certain costs and expenses and accrue for these liabilities as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include, among other things, costs associated with services provided by contract organizations for preclinical development, manufacturing of our product candidates and clinical trials. We accrue for costs incurred as the services are being provided by monitoring the status of the trial or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed materially from the actual costs incurred. However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our development of pimavanserin in additional indications other than PD Psychosis, the progress and timing of expenditures related to studies pursuant to our post-marketing commitments, and the timing and amount of payments received pursuant to our current collaboration and any potential future collaborations. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

In addition, we anticipate that certain underlying dynamics may impact our product sales in the first half of each year, including annual managed care plan changes and benefit re-authorizations. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that are impacted by potential future price increases and other factors.

Comparison of the Years Ended December 31, 2016 and 2015

Product Sales, Net

Net product sales were $17.3 million in 2016 and were comprised of sales of NUPLAZID which was approved by the FDA on April 29, 2016 and launched in May 2016. No similar net product sales were recognized in 2015.

During the initial launch period, we defer the recognition of revenue from sales of NUPLAZID until product is dispensed to patients by the SPs or sold to government facilities and long-term care and in-patient hospital pharmacies by the SDs. At December 31, 2016, deferred product revenue of $2.6 million was recorded as a liability on our consolidated balance sheet, net of distribution fees.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2016 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Rebates, Co-Pay Assistance & Returns	Total
Balance at December 31, 2015	$—	$—	$—
Provision related to current period sales	2,163	2,703	4,866
Credits/payments made	(1,962)	(905)	(2,867)
Balance at December 31, 2016	$201	$1,798	$1,999

Cost of Product Sales

Cost of product sales was $3.1 million for the year ended December 31, 2016, or approximately 18% of net product sales. Product sold during 2016 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins in 2016. No similar cost of product sales was recognized in 2015.

License Fees and Royalties

License fees and royalties decreased to $1.3 million in 2016 compared to $2.5 million in 2015. The decrease in license fees and royalties was due to a license fee of $2.5 million incurred in 2015 in connection with the FDA’s acceptance for filing of our NDA for

NUPLAZID pursuant to our 2006 license agreement with the Ipsen Group. For the year ended December 31, 2016, license fees and royalties included the amortization of the $8.0 million milestone paid to the Ipsen Group upon the FDA approval of NUPLAZID. The $8.0 million milestone was recorded as an intangible asset and is being amortized over the estimated useful life of the asset through the second half of 2021. Also included in 2016 were royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. No similar royalty expense was recorded in 2015.

Research and Development Expenses

Research and development expenses increased to $99.3 million in 2016, including $18.1 million in stock-based compensation, from $73.9 million in 2015, including $12.2 million in stock-based compensation. The increase in research and development expense was due to an increase of $12.7 million in personnel and related costs and stock compensation expense associated with our expanded research and development organization and an increase of $12.7 million in external service costs. The increase in external service costs was due to increased clinical costs related to the development of pimavanserin in indications other than PD Psychosis as well as costs associated with the FDA’s Psychopharmacologic Drugs Advisory Committee meeting that occurred in the first quarter of 2016. These increases were partially offset by a decrease in manufacturing development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $186.5 million in 2016, including $36.0 million in stock-based compensation, from $88.3 million in 2015, including $28.0 million in stock-based compensation. The increase in selling, general and administrative expenses was due to an increase of $53.8 million in external service costs and an increase of $44.4 million in personnel and related costs and stock compensation expense. The increase in external service costs was primarily due to preparations for, and support of, the launch of NUPLAZID and related commercial activities, as well as additional medical education programs. The increase in personnel and related costs was primarily driven by costs associated with the hiring of our specialty sales force in April 2016. These increases were partially offset by a one-time expense of $9.6 million incurred in 2015 in connection with the transition agreement with our former Chief Executive Officer entered into upon his retirement in March 2015. Included in this compensation expense of $9.6 million was $9.0 million in stock-based compensation expense.

Comparison of the Years Ended December 31, 2015 and 2014

License Fees and Royalties

We incurred license fees of $2.5 million in connection with the FDA’s acceptance of the filing of the NDA for NUPLAZID in 2015, adjusted for credits for prior payments made by us, pursuant to our 2006 license agreement with the Ipsen Group. We did not incur any similar license fees in 2014.

Research and Development Expenses

Research and development expenses increased to $73.9 million in 2015, including $12.2 million in stock-based compensation, from $60.6 million in 2014, including $5.2 million in stock-based compensation. The increase in research and development expenses was primarily due to an increase of $15.8 million in personnel and related costs and stock compensation expense associated with our expanded research and development organization, partially offset by a decrease in manufacturing development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $88.3 million in 2015, including $28.0 million in stock-based compensation, from $32.7 million in 2014, including $10.8 million in stock-based compensation. The increase in selling, general and administrative expenses was due to increases in personnel and related costs of $35.3 million and increases in external services costs of $20.3 million. Contributing to the increase in personnel costs was $9.6 million in expense incurred in connection with the transition agreement with our former Chief Executive Officer entered into upon his retirement in March 2015. Included in this compensation expense of $9.6 million was $9.0 million in stock-based compensation expense. Excluding the expense incurred in connection with the transition agreement with our former Chief Executive Officer, the increases in personnel costs and external services costs were largely related to our commercial preparations for the launch of NUPLAZID.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, and interest income. For example, in January and August 2016, we raised total net proceeds of approximately $497.5 million in follow-on public offerings, and in 2014 we raised net proceeds of $196.8 million in a public offering of our common stock. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned commercial activities for NUPLAZID, our ongoing and planned development activities for pimavanserin in additional indications other than PD Psychosis, and studies to be conducted pursuant to our post-marketing commitments. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next twelve months.

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
•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the United States, and potentially in additional indications other than PD Psychosis and for other product candidates, as well as the costs required to support review of such applications;

•

the costs of manufacturing and distributing NUPLAZID;our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the United States or in additional indications other than PD Psychosis, or from other product candidates;

•	the costs of acquiring additional product candidates or research and development programs;
•	the scope, prioritization and number of our research and development programs;
•	our ability to enter into new collaboration and license agreements;
•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;
•	the costs of securing manufacturing arrangements for clinical or commercial production of NUPLAZID or other product candidates; and
•	the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to NUPLAZID.

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, public or private sales of our securities, debt financings, strategic collaborations, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock

We have invested a substantial portion of our available cash in a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruptions in the credit markets that have occurred in the past. However, if there are future disruptions in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected.

At December 31, 2016, we had $529.0 million in cash, cash equivalents, and investment securities, compared to $215.1 million at December 31, 2015. This $313.9 million increase in cash, cash equivalents, and investment securities during 2016 was primarily due to our January and August 2016 follow-on public offerings which raised total net proceeds of approximately $497.5 million, partially offset by cash used in operations. Net cash used in operating activities increased to $210.4 million in 2016 compared to $121.8 million in 2015 and $66.4 million in 2014. The increase in net cash used in operating activities in 2016 relative to 2015 was primarily due to the increase in our net loss, offset by an increase of $15.1 million in non-cash stock-based compensation expense.

The increase in net cash used in operating activities in 2015 relative to 2014 was primarily due to the increase in our net loss, offset by an increase of $24.2 million in non-cash stock-based compensation expense, together with changes in our operating assets and liabilities, including accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased by $5.9 million in 2015 compared to an increase of $8.9 million during 2014. The increases in accounts payable and accrued liabilities were due to increases in external service costs related to our commercial preparations for the launch of NUPLAZID.

Net cash used in investing activities totaled $261.9 million in 2016 compared to net cash provided by investing activities of $147.6 million in 2015 and net cash used in investing activities of $87.3 million in 2014. Net cash used in investing activities in 2016 compared to the net cash provided by investing activities in 2015 was primarily due to an increase in purchases of investment securities attributable to the January and August 2016 follow-on public offerings that contributed approximately $497.5 million in total net proceeds available for investment. The net cash provided by investing activities in 2015 relative to the net cash used by investing activities in 2014 was due to increased maturities of investment securities relative to purchases of investment securities.

Net cash provided by financing activities increased to $533.8 million in 2016 compared to $14.5 million in 2015 and $203.9 million in 2014. The increase in net cash provided by financing activities in 2016 relative to 2015 was primarily attributable to the January and August 2016 follow-on public offerings that contributed approximately $497.5 million in total net proceeds. Also contributing to the increase in net cash provided by financing activities in 2016 was an increase of $6.6 million in proceeds from stock option exercises and purchases under our employee stock purchase plan, and $14.3 million received pursuant to a settlement agreement with prior 10% stockholders who sold shares of our stock in 2013, as described in Item 15 of Part IV, “Notes to Consolidated Financial Statements — Note 6 — Stockholders’ Equity”. The decrease in net cash provided by financing activities in 2015 relative to 2014 was primarily attributable to the $196.8 million in net proceeds received from our public offering of common stock in March 2014.

Contractual Obligations

The following is a summary of our long-term contractual obligations as of December 31, 2016 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$3,999	$1,943	$2,056	$—	$—
Other long-term contractual obligations	2,274	1,036	1,238	—	—
Total	$6,273	$2,979	$3,294	$—	$—

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

In addition, pursuant to the terms of our 2006 license agreement with the Ipsen Group, we are required to make royalty payments based upon net sales of NUPLAZID of two percent. Royalty payments are contingent upon net product sales and accordingly these amounts are not included in the above table.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

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

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

We have audited ACADIA Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). ACADIA Pharmaceuticals Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ACADIA Pharmaceuticals Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ACADIA Pharmaceuticals Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended of ACADIA Pharmaceuticals Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 28, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC by May 1, 2017 (our “Proxy Statement”) and is incorporated in this report by reference.

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

1. The following financial statements of ACADIA Pharmaceuticals Inc. and Reports of Ernst & Young LLP and PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firms, are included in this report:

2. List of financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

Date: February 28, 2017

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

Signature	Title	Date

/S/ STEPHEN R. DAVIS Stephen R. Davis	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017

/S/ TODD S. YOUNG Todd S. Young	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017

/S/ STEPHEN BIGGAR Stephen Biggar	Chairman of the Board	February 28, 2017

/S/ JULIAN BAKER Julian Baker	Director	February 28, 2017

/S/ LAURA BREGE Laura Brege	Director	February 28, 2017

/S/ JAMES DALY James Daly	Director	February 28, 2017

/S/ EDMUND HARRIGAN Edmund Harrigan	Director	February 28, 2017

/S/ DANIEL SOLAND Daniel Soland	Director	February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

We have audited the accompanying consolidated balance sheets of ACADIA Pharmaceuticals Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended. Our audits also included the financial schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACADIA Pharmaceuticals Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ACADIA Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ACADIA Pharmaceuticals Inc.:

In our opinion, the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2014 present fairly, in all material respects, the results of operations and cash flows of ACADIA Pharmaceuticals Inc. and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Diego, California

February 26, 2015

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$163,620	$102,138
Investment securities, available-for-sale	365,416	112,994
Accounts receivable, net	5,903	—
Interest and other receivables	1,237	1,638
Inventory	4,175	—
Prepaid expenses and other current assets	7,546	2,219
Total current assets	547,897	218,989
Property and equipment, net	3,081	2,203
Intangible assets, net	7,015	—
Restricted cash	2,375	375
Other assets	785	329
Total assets	$561,153	$221,896
Liabilities and stockholders’ equity
Accounts payable	$3,912	$1,672
Accrued liabilities	36,029	20,230
Deferred revenue	2,644	—
Total current liabilities	42,585	21,902
Long-term liabilities	157	232
Total liabilities	42,742	22,134
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at December 31, 2016 and December 31, 2015; 121,367,169 shares and 101,938,702 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	12	10
Additional paid-in capital	1,452,272	862,327
Accumulated deficit	(933,979)	(662,586)
Accumulated other comprehensive income	106	11
Total stockholders’ equity	518,411	199,762
Total liabilities and stockholders’ equity	$561,153	$221,896

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues
Product sales, net	$17,327	$—	$—
Collaborative revenue	4	61	120
Total revenues	17,331	61	120
Operating expenses
Cost of product sales	3,075	—	—
License fees and royalties	1,331	2,500	—
Research and development	99,284	73,869	60,602
Selling, general and administrative	186,456	88,304	32,748
Total operating expenses	290,146	164,673	93,350
Loss from operations	(272,815)	(164,612)	(93,230)
Interest income, net	2,763	499	755
Loss before income taxes	(270,052)	(164,113)	(92,475)
Income tax expense	1,341	330	—
Net loss	$(271,393)	$(164,443)	$(92,475)
Net loss per common share, basic and diluted	$(2.34)	$(1.63)	$(0.95)
Weighted average common shares outstanding, basic and diluted	115,858	100,630	97,248

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(271,393)	$(164,443)	$(92,475)
Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities	94	13	(60)
Foreign currency translation adjustments	1	7	3
Comprehensive loss	$(271,298)	$(164,423)	$(92,532)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(271,393)	$(164,443)	$(92,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	55,265	40,194	16,039
Amortization of premiums and accretion of discounts on investment securities, available for sale	89	(2,060)	484
Amortization of intangible assets	985	—	—
Depreciation	843	647	206
Income tax benefit from exercise of stock options	(596)	(247)	—
Loss on disposal of assets	5	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,903)	—	—
Interest and other receivables	401	(674)	(214)
Inventory	(3,305)	—	—
Prepaid expenses and other current assets	(4,731)	(804)	652
Restricted cash	(2,000)	(375)	—
Other assets	(456)	(42)	(108)
Accounts payable	2,240	(344)	1,644
Accrued liabilities	15,579	6,256	7,266
Deferred revenue	2,644	—	(55)
Long-term liabilities	(75)	97	127
Net cash used in operating activities	(210,408)	(121,795)	(66,434)
Cash flows from investing activities
Purchases of investment securities	(683,355)	(269,486)	(335,361)
Maturities of investment securities	430,937	419,197	248,268
Milestone payment for license fee	(8,000)	—	—
Purchases of property and equipment	(1,506)	(2,141)	(180)
Net cash (used in) provided by investing activities	(261,924)	147,570	(87,273)
Cash flows from financing activities
Proceeds from issuances of equity securities, net of issuance costs	518,896	14,547	203,851
Proceeds from settlement agreement	14,320	—	—
Deferred offering costs	—	(292)	—
Income tax benefit from exercise of stock options	596	247	—
Net cash provided by financing activities	533,812	14,502	203,851
Effect of exchange rate changes on cash	2	7	3
Net increase in cash and cash equivalents	61,482	40,284	50,147
Cash and cash equivalents at beginning of period	102,138	61,854	11,707
Cash and cash equivalents at end of period	$163,620	$102,138	$61,854
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$365	$415	$—
Supplemental disclosure of noncash information:
Property and equipment purchases in accrued liabilities	$220	$156	$—
Stock-based compensation capitalized in inventory	$870	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2013	91,102,618	$9	$587,742	$(405,668)	$48	$182,131
Issuance of common stock in public offering, net of issuance costs	7,360,000	1	196,778	—	—	196,779
Issuance of common stock from exercise of stock options	1,486,802	—	6,408	—	—	6,408
Issuance of common stock pursuant to employee stock purchase plan	97,911	—	664	—	—	664
Net loss	—	—	—	(92,475)	—	(92,475)
Stock-based compensation	—	—	16,039	—	—	16,039
Other comprehensive loss	—	—	—	—	(57)	(57)
Balances at December 31, 2014	100,047,331	$10	$807,631	$(498,143)	$(9)	$309,489
Issuance of common stock from exercise of stock options	1,822,578	—	12,991	—	—	12,991
Issuance of common stock pursuant to employee stock purchase plan	68,793	—	1,556	—	—	1,556
Income tax benefit from exercise of stock options	—	—	247	—	—	247
Deferred offering costs	—	—	(292)	—	—	(292)
Net loss	—	—	—	(164,443)	—	(164,443)
Stock-based compensation	—	—	40,194	—	—	40,194
Other comprehensive income	—	—	—	—	20	20
Balances at December 31, 2015	101,938,702	$10	$862,327	$(662,586)	$11	$199,762
Issuance of common stock in public offering, net of issuance costs	17,314,523	2	497,763	—	—	497,765
Issuance of common stock from exercise of stock options	1,977,661	—	18,000	—	—	18,000
Issuance of common stock pursuant to employee stock purchase plan	136,283	—	3,131	—	—	3,131
Income tax benefit from exercise of stock options	—	—	596	—	—	596
Proceeds from settlement agreement	—	—	14,320	—	—	14,320
Net loss	—	—	—	(271,393)	—	(271,393)
Stock-based compensation	—	—	56,135	—	—	56,135
Other comprehensive income	—	—	—	—	95	95
Balances at December 31, 2016	121,367,169	$12	$1,452,272	$(933,979)	$106	$518,411

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

On April 29, 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s first drug, NUPLAZID (pimavanserin), for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis (“PD Psychosis”). The Company commenced commercial sales of the product in the United States in May 2016. Accordingly, the Company’s financial statements for 2016 include product revenue and other transactions related to the commercialization of NUPLAZID that did not exist in prior years.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these financial statements are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in Europe. All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash and cash equivalents, trade receivables, interest and other receivables, restricted cash, and accounts payable and accrued liabilities, approximate fair value due to the relative short-term nature of these instruments.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At December 31, 2016, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the year ended December 31, 2016.

Inventory

Inventory, consisting of raw material and finished goods, is stated at the lower of cost or estimated net realizable value. The Company uses a combination of standard and actual costing methodologies to determine the cost basis for its inventories which approximates actual costs. Inventory is valued on a first-in, first-out basis and includes third-party manufacturing costs, freight, and indirect overhead costs. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of NUPLAZID, all costs related to the manufacturing of NUPLAZID were charged to research and development expense in the period incurred. At December 31, 2016 the Company had an immaterial amount of zero-cost raw material that was available for use in the manufacturing of commercial product. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. At December 31, 2016, the Company determined that a reserve for potentially excess, dated or obsolete inventory was not required.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease by use of the straight-line method. Construction-in-process reflects amounts incurred for property, equipment or improvements that have not been placed in service. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

Estimated useful lives by major asset category are as follows:

Useful Lives
Machinery and equipment	5 to 7 years
Computers and software	3 years
Furniture and fixtures	10 years

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2016, no such impairment losses have been recorded by the Company.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company has capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $985,000 for the year ended December 31, 2016. No such amortization was incurred during the years ended December 31, 2015 and 2014. As of December 31, 2016, estimated future amortization expense related to the Company’s intangible asset was $1.5 million for each of 2017, 2018, 2019 and 2020, and $1.0 million for 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, are expensed to license fees and royalties as revenue from product sales is recognized.

Advertising Expense

In connection with the FDA approval and commercial launch of NUPLAZID in 2016, the Company began to incur advertising costs. Advertising costs are expensed when services are performed or goods are delivered. The Company incurred $1.6 million in advertising costs in 2016 related to its marketed product, NUPLAZID. No advertising costs were capitalized as prepaid expenses at December 31, 2016.

Revenue Recognition

Product Sales, Net

The Company’s net product sales consist of U.S. sales of NUPLAZID and are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title to the product and associated risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

NUPLAZID was approved by the FDA on April 29, 2016 and the Company commenced shipments of NUPLAZID to specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in late May 2016. Through December 31, 2016, the Company has determined it does not have the necessary volume of activity to reasonably estimate its allowances for rebates and chargebacks at the time title and risk of loss transfers to the SP or SD. Accordingly, the price is not considered fixed or determinable at that time. Therefore, the Company recognizes revenue using the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the SP dispenses product to a patient based on the fulfillment of a prescription or the SD sells product to a government facility, long-term care pharmacy or in-patient hospital pharmacy. As of December 31, 2016, the Company had a deferred revenue balance of $2.6 million, net of distribution fees, related to NUPLAZID product sales not yet sold through by the SPs and SDs. Product shipping and handling costs are included in cost of product sales.

The Company recognizes revenue from product sales net of the following allowances and reflects each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the amount is settled:

Distribution Fees: Distribution fees include distribution service fees paid to the Company’s SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (“WAC), fees for data, and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company’s expected utilization of rebates is based on data received from the SPs and SDs.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chargebacks: Chargebacks are discounts that relate to contracts with government and other entities purchasing from the SDs at a discounted price. The SDs charge back to the Company the difference between the price initially paid by the SDs and the discounted price paid to the SDs by these entities. The allowance for chargebacks is based on known SD sales to contracted entities.

Co-Payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is recorded at the time revenue from the sale is recognized based on actual program participation.

Product Returns: Consistent with industry practice, the Company offers the SPs and SDs limited product return rights for damages, shipment errors and within a period of time around the product expiration date as defined in the individual distribution agreements. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from the SPs and SDs and has the ability to control the amount of product that is sold to the SPs and SDs, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs and SDs. In arriving at its estimate, the Company also considers historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

Research and Development Expenses

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, costs associated with services provided by contract organizations for preclinical development, pre-commercialization manufacturing expenses, and clinical trials. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or services provided and the invoices received from its external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known, the Company adjusts its accruals accordingly.

Concentration Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, investment securities, accounts receivable, and restricted cash. The Company invests its excess cash primarily in a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Further, the Company specifies credit quality standards for its customers that are designed to limit the Company’s credit exposure to any single party.

The Company does not currently have any of its own manufacturing facilities, and therefore it depends on an outsourced manufacturing strategy for the production of NUPLAZID for commercial use and for the production of its product candidates for clinical trials. The Company has contracts in place with one third-party manufacturer that is approved for the commercial production of NUPLAZID and one third-party manufacturer that is approved for the production of NUPLAZID active pharmaceutical ingredient (“API”). Although there are potential sources of supply other than the Company’s existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

The Company has entered into distribution agreements with a limited number of SPs and SDs, and all of the Company’s product sales are to these customers. The Company’s four largest customers represented approximately 93% of the Company’s product revenue for the year ended December 31, 2016 and 91% of the Company’s accounts receivable balance at December 31, 2016.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2016	2015	2014
Stock Options:
Expected volatility	78%	89%	93%
Risk-free interest rate	1-2%	1-2%	1-2%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.7	5.7	5.7

	Years Ended December 31,
	2016	2015	2014
Employee Stock Purchase Plan:
Expected volatility	60-77%	51-59%	44-95%
Risk-free interest rate	0.4-1.0%	0.1-0.9%	0.1-0.5%
Expected dividend yield	0%	0%	0%
Expected life in years	0.5-2.0	0.5-2.0	0.5-2.0

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

Stock-based awards issued to non-employees other than directors are accounted for under the fair value method using the Black-Scholes valuation model and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained. The stock-based compensation expense related to the grant of stock options to non-employees, including expense recognized in 2016 related to stock option grants that vested in 2016 upon the attainment of Company-specific performance criteria, was not significant for the years ended December 31, 2016, 2015 and 2014.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of product sales	$1,218	$—	$—
Research and development	18,050	12,171	5,191
Sales, general and administrative	35,997	28,023	10,848
	$55,265	$40,194	$16,039

Stock-based compensation expense for the year ended December 31, 2015 included a one-time $9.0 million charge related to the transition agreement with the Company’s former Chief Executive Officer entered into in connection with his retirement from the Company in March 2015.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase rights, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2016, 2015 and 2014, options, employee stock purchase rights, and warrants totaling approximately 14,739,000 shares, 11,525,000 shares and 9,902,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Segment Reporting

Management has determined that the Company operates in one business segment which is the development and commercialization of innovative medicines. All revenues for the years ended December 31, 2016, 2015 and 2014 were generated in the United States.

Recently Issued Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating when it will adopt this guidance. The adoption of this ASU will modify the Company's current classification within the consolidated statement of cash flows but is not expected to materially impact the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the timing and impact of the adoption of this guidance on the Company’s consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. The Company intends to adopt this guidance in the first quarter of 2017. The Company expects that the adoption of this guidance will increase its deferred tax assets by approximately $36.8 million with a corresponding increase to its valuation allowance. The Company maintained a full valuation allowance against its deferred tax assets at December 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. Companies are required to adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As disclosed in Note 9, Commitments and Contingencies, the Company leases facilities under operating leases. While the Company is still evaluating the timing and impact of the adoption of this guidance on its consolidated financial statements, it anticipates that the adoption could result in an increase in the assets and liabilities recorded on its consolidated balance sheet.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The new standard is effective for annual reporting periods ending after December 15, 2016, and for interim periods thereafter, with early adoption permitted. The Company early adopted this guidance in the first quarter of 2016 with no impact to its consolidated financial statements or related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles. This ASU, as amended, is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The original guidance was effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB agreed to delay the effective date by one year, with early adoption permitted, but not before the original effective date of the standard. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company anticipates adopting ASU 2014-09 on January 1, 2018 on a full-retrospective basis. Although the Company’s evaluation of the guidance is ongoing, including the evaluation of the Company’s contracts with its customers and the evaluation of information necessary to restate prior period financial statements, the Company expects the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures. Specifically, as disclosed above in its revenue recognition policy, the Company recognized revenue using the sell-through approach through December 31, 2016. Under ASU 2014-09 the Company will be required to estimate is sales allowances at the time of sale, resulting in earlier recognition of revenue.

3. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$82,484	$6	$(3)	$82,487
Government sponsored enterprise securities	73,789	1	(5)	73,785
Corporate debt securities	79,190	—	(72)	79,118
Commercial paper	129,861	165	—	130,026
	$365,324	$172	$(80)	$365,416

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$9,000	$—	$(1)	$8,999
Government sponsored enterprise securities	103,996	12	(13)	103,995
	$112,996	$12	$(14)	$112,994

At each reporting date, the Company performs an evaluation of impairment to determine if the unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at December 31, 2016 and 2015. As of December 31, 2016 and 2015, all of the Company’s available-for-sale investment securities had contractual maturity dates of less than one year.

4. Fair Value Measurements

As of December 31, 2016, the Company held $523.4 million of cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2016 and 2015, respectively.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classifications.

The fair value measurements of the Company’s cash equivalents and available-for-sale investment securities are identified in the following tables (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$129,292	$129,292	$—	$—
U.S. Treasury notes	82,487	82,487	—	—
Government sponsored enterprise securities	88,773	—	88,773	—
Corporate debt securities	82,857	—	82,857	—
Commercial paper	140,024	—	140,024	—
	$523,433	$211,779	$311,654	$—

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$46,437	$46,437	$—	$—
U.S. Treasury notes	8,999	8,999	—	—
Government sponsored enterprise securities	157,623	—	157,623	—
	$213,059	$55,436	$157,623	$—

5. Balance Sheet Components

Inventory consisted of the following (in thousands):

	December 31,
	2016	2015
Finished goods	$2,355	$—
Raw material	1,820	—
	$4,175	$—

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2016	2015
Machinery and equipment	$1,087	$1,017
Computers and software	2,718	1,336
Leasehold improvements	1,317	1,413
Furniture and fixtures	1,141	724
Construction-in-process	226	500
	6,489	4,990
Accumulated depreciation	(3,408)	(2,787)
	$3,081	$2,203

Depreciation of property and equipment was $843,000, $647,000, and $206,000 for the years ended December 31, 2016, 2015, and 2014, respectively. During 2016, 2015 and 2014, the Company retired $150,000, $72,000 and $40,000, respectively, of fully depreciated property and equipment.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued compensation and benefits	$14,382	$5,722
Accrued consulting and professional fees	9,488	4,508
Accrued research and development services	8,551	8,805
Other	3,608	1,195
	$36,029	$20,230

6. Stockholders’ Equity

Public Offerings

In August 2016, the Company raised net proceeds of approximately $215.9 million from the sale of 6,969,696 shares of its common stock in a follow-on public offering, including 909,090 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Private Equity Financings

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and the sale of warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant share in a private equity financing. The warrants have an exercise price of $0.01 per share and will expire on December 17, 2019. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.1 percent, volatility of 105.8 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the warrants to purchase 500,000 shares of common stock, all of which remained outstanding at December 31, 2016, may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise. Pursuant to the terms of the private financing, the Company has an effective resale registration statement on file with the Securities and Exchange Commission (“SEC”) covering shares of common stock sold and shares of common stock issuable upon the exercise of the warrants.

In January 2011, the Company raised net proceeds of $13.9 million through the sale of 12,565,446 units at a price of $1.19375 per unit in a private equity financing. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.35 shares of common stock. The warrants have an exercise price of $1.38 per share and will expire on January 11, 2018. In accordance with authoritative accounting guidance, the warrants’ value of $3.3 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 2.8 percent, volatility of 99.0 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrants was considered a financing cost. During the year ended December 31, 2013, warrants to purchase 1,759,162 shares of common stock were exercised on a net issuance basis, resulting in the issuance of 1,643,006 shares of common stock. During the year ended December 31, 2012, warrants to purchase 1,172,774 shares of common stock were exercised on a net issuance basis, resulting in the issuance of 874,719 shares of common stock. At December 31, 2016, warrants to purchase 1,465,968 shares of common stock remained outstanding. Pursuant to the terms of the private financing, the Company has an effective resale registration statement on file with the SEC covering shares of common stock sold and shares of common stock issuable upon the exercise of the warrants.

Stock Option Plans

The Company’s 2010 Equity Incentive Plan, as amended to date (the “2010 Plan”), permits the grant of options to employees, directors and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is 10 years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. The 2010 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the 2004 Plan reserve after June 2010. In June 2015 and June 2016, the Company’s stockholders approved amendments to its 2010 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,000,000 shares and 3,000,000 shares, respectively, and at December 31, 2016, there were 16,761,196 shares of common stock authorized for issuance, of which 4,017,319 shares were available for new grants under the 2010 Plan.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2004 Plan provided for the grant of options to employees, directors and consultants. The exercise price of options granted under the 2004 Plan was at 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option was 10 years. Options granted under the 2004 Plan generally vested over a four-year period.

Stock option transactions during the year ended December 31, 2016 are presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	9,543,076	$22.64
Granted	5,721,335	$26.98
Exercised	(1,977,661)	$9.10
Cancelled/forfeited	(542,873)	$29.07
Outstanding at December 31, 2016	12,743,877	$26.41	8.0	$65,526
Vested and expected to vest at December 31, 2016	11,859,427	$26.22	7.9	$63,136
Exercisable at December 31, 2016	4,477,719	$21.91	6.4	$42,438

The aggregate intrinsic value of options exercisable as of December 31, 2016 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $28.84 per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was approximately $43.2 million, $55.9 million, and $30.6 million, respectively, determined as of the date of exercise. The Company received $18.0 million in cash from options exercised during the year ended December 31, 2016.

The weighted average per share fair value of options granted during the years ended December 31, 2016, 2015, and 2014 was approximately $17.65, $25.80, and $18.90, respectively. As of December 31, 2016, total unrecognized compensation cost related to stock options and purchase rights was approximately $129.9 million, and the weighted average period over which this cost is expected to be recognized is approximately 2.9 years.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the Company’s initial public offering in June 2004. The Purchase Plan included an “evergreen” provision providing that a limited number of additional shares may be added to the shares authorized for issuance on the date of each annual meeting of stockholders for a period of 10 years, which ended with the meeting in 2014. In June 2016, the Company’s stockholders approved an amendment to the Purchase Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 400,000 shares, and at December 31, 2016, a total of 1,925,000 shares of common stock had been reserved for issuance under the Purchase Plan. At December 31, 2016, 580,413 shares of common stock remained available for issuance pursuant to the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2016, 2015, and 2014, a total of 136,283, 68,793, and 97,911 shares of common stock were issued under the Purchase Plan at average per share prices of $22.97, $22.62, and $6.78, respectively. The weighted average per share fair value of purchase rights granted during the years ended December 31, 2016, 2015, and 2014 was $12.34, $14.31, and $11.09, respectively. During the years ended December 31, 2016, 2015, and 2014, the Company recorded cash received from the exercise of purchase rights of $3.1 million, $1.6 million, and $664,000, respectively.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $2.1 million, $993,000, and $489,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

8. Income Taxes

Domestic and foreign pre-tax income (loss) is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$(18,419)	$25,854	$(92,447)
Foreign	(251,633)	(189,967)	(28)
	$(270,052)	$(164,113)	$(92,475)

At December 31, 2016, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $438.5 million, $380.8 million, and $427.0 million, respectively. The Company recognized state income tax provisions of $1.3 million and $330,000 for the years ended December 31, 2016 and 2015, respectively. These tax liabilities were associated with California state alternative minimum tax obligations and the apportionment of income to certain state jurisdictions in which the Company did not have corresponding NOLs. No similar state income tax provision was recognized for the year ended December 31, 2014. Utilization of the domestic NOL and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2013. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company completed a study through December 31, 2016 and concluded no additional ownership changes occurred. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

Federal and state NOL carryforwards of $2.3 million and $39.4 million will expire in 2018 and 2017, respectively, unless utilized. The remaining federal and state NOL carryforwards will begin to expire in 2019 and 2018, respectively. At December 31, 2016, the Company had $15.1 million of federal R&D credit carryforwards of which $119,000 will expire in 2018 unless utilized, and the remaining federal R&D credit carryforwards will begin to expire in 2019. At December 31, 2016, the Company had $9.0 million of state R&D credit carryforwards that have no expiration date. At December 31, 2016, the Company had foreign NOL carryforwards of approximately $423.9 million that will expire in 2022 and $3.1 million that have no expiration date. The Company continues to record the deferred tax assets related to these attributes, subject to valuation allowance, until expiration occurs.

Approximately $99.3 million of the NOL carryforwards relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in capital if and when realized. Upon adoption of ASU 2016-09 in the first quarter of 2017, as discussed in Note 2, the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to accumulated deficit, including any change to the valuation allowance as a result of the adoption. As the Company maintained a full valuation allowance against its deferred tax assets at December 31, 2016, it does not expect the adoption of this guidance in the first quarter of 2017 to impact its consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
NOL carryforwards	$168,753	$161,277
R&D credit carryforwards	21,016	17,624
Capitalized R&D	3,977	4,901
Stock-based compensation	27,576	15,260
Other	6,102	2,126
	227,424	201,188
Valuation allowance	(227,424)	(201,188)
	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $26.2 million in 2016 primarily due to an increase in deferred tax assets generated from net operating losses, R&D credits and stock-based compensation expense, partially offset by the expiration of NOL carryforwards in 2016.

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Amounts computed at statutory federal rate	$(91,818)	$(55,799)	$(31,441)
Stock-based compensation and other permanent differences	3,065	1,752	1,417
R&D credits	(3,390)	(3,782)	(2,420)
Change in valuation allowance	27,583	4,580	37,106
State taxes	272	742	(5,092)
Contingencies	361	2,247	—
Foreign rate differential	64,065	48,456	4
Other	1,203	2,134	426
Income tax expense	$1,341	$330	$—

The tax years 1998-2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company recorded an uncertain tax position reserve of $363,000 and $2.3 million for the years ended December 31, 2016 and 2015, respectively. No similar reserve was recorded for the year ended December 31, 2014. Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2016 would reduce the annual effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2016 will significantly change within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no interest and/or penalties accrued on the Company’s consolidated balance sheets at December 31, 2016 and 2015, and the Company did not recognize any interest and/or penalties in the statement of operations for the years ended December 31, 2016, 2015 and 2014 related to uncertain tax positions.

The following table provides a reconciliation of changes in unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$2,301	$—	$—
Additions related to current period tax positions	363	2,301	—
Balance at end of period	$2,664	$2,301	$—

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Commitments and Contingencies

Leases and Other Long-Term Commitments

The Company leases facilities and certain equipment under noncancelable operating leases that expire at various dates through July 2019. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If an operating lease contains fixed and determinable escalation clauses, the difference between the rent expense and the rent paid is recorded as deferred rent. Rent expense under the Company’s facility and equipment leases was $2.8 million, $2.9 million, and $1.2 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Estimated annual future minimum payments related to the Company’s operating leases and other long-term contractual obligations were as follows at December 31, 2016 (in thousands):

2017	$2,979
2018	2,892
2019	402
2020	—
2021	—
Thereafter	—
$6,273

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

Corporate Credit Card Program

In connection with the Company’s credit card program, the Company established a letter of credit in 2016 for $2.0 million, which has automatic annual extensions and is fully secured by restricted cash.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

In March 2015, following the Company’s announcement of the update to the timing of its planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of its common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of the Company’s planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of its common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accuses the defendants of making materially false and misleading statements regarding the anticipated timing of the Company’s planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, the defendants filed a motion to dismiss the consolidated complaint. On September 19, 2016, the Court issued an order denying the motion to dismiss the consolidated complaint. On December 6, 2016, the parties had a mediation and agreed in principle to settle the action. The Company has assessed such legal proceedings, and based on the Company’s preliminary settlement discussions, it has accrued an additional $483,000 at December 31, 2016 for anticipated settlement costs.

10. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share data):

	Fiscal Year 2016 Quarters
	1st	2nd	3rd	4th	Total
Revenues(1)	$4	$97	$5,268	$11,962	$17,331
Gross profit(2)	$—	$(429)	$4,423	$10,258	$14,252
Net loss	$(49,762)	$(71,322)	$(71,613)	$(78,696)	$(271,393)
Basic and diluted net loss per share(3)	$(0.45)	$(0.63)	$(0.61)	$(0.65)	$(2.34)

	Fiscal Year 2015 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$4	$1	$39	$17	$61
Gross profit	$—	$—	$—	$—	$—
Net loss	$(40,375)	$(39,378)	$(38,906)	$(45,784)	$(164,443)
Basic and diluted net loss per share(3)	$(0.40)	$(0.39)	$(0.39)	$(0.45)	$(1.63)

(1)	The Company commenced commercial sales of NUPLAZID in May 2016. The quarters ended June 30, 2016, September 30, 2016, and December 31, 2016 reflect net product revenue related to NUPLAZID.
(2)	Determined by subtracting cost of product sales from product sales, net.
(3)

Net loss per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per common share amounts may not equal the annual amounts reported.

SCHEDULE II – Valuation and Qualifying Accounts

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Provision Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Prior Period Sales	Balance at End of Period
Allowance for distribution fees, discounts and chargebacks:
For the year ended December 31, 2016	$—	$2,163	$(1,962)	$—	$201

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to certain purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.2[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.3[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed June 10, 2016).

10.4[a]	Forms of agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2016).

10.5[a]	2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 10, 2016).

10.6[a]	Offerings under the 2004 Employee Stock Purchase Plan, as amended.

10.7[a]	Employment Letter Agreement, dated December 21, 1998, between the Registrant and Uli Hacksell, Ph.D. (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-52492).

10.8[a]	Employment Offer Letter, dated July 25, 2016, between the Registrant and Todd S. Young (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2016).

10.9[a]	Employment Agreement, dated March 16, 2010, between the Registrant and Glenn F. Baity (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed March 10, 2011).

10.10[a]

Employment Agreement, dated August 19, 2013, between the Registrant and Terrence Moore (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2014).

10.11[a]

Employment Agreement, dated September 1, 2015, between the Registrant and Stephen Davis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 3, 2015).

10.12[a]

Employment Offer Letter, dated October 28, 2015, between the Registrant and Srdjan Stankovic (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2016).

10.13[a]	Description of Executive Officer Annual Incentive Cash Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed March 18, 2016).

10.14[a]	Management Severance Benefit Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.15[a]	Amended and Restated Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.16[a]	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed March 12, 2013).

10.17[b]

Master Manufacturing Services Agreement and Product Agreement, dated August 3, 2015, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2015).

10.18[b]

First Amendment to Product Agreement, dated April 25, 2016, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 4, 2016).

10.19[b]

Second Amendment to Product Agreement, dated October 6, 2016, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2016).

10.20[b]	Master Services Agreement, dated December 15, 2016, by and between ACADIA Pharmaceuticals GmbH and Siegfried AG and its affiliates.

10.21[b]	Change Order #1 to Master Services Agreement Attachment #1, dated January 3, 2017, by and between ACADIA Pharmaceuticals GmbH and Siegfried AG.

10.22

Registration Rights Agreement, dated January 6, 2016, between the Registrant and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2016).

10.23[b]

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

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

31.1

Certification of Stephen Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Todd Young, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen Davis, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Todd Young, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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