Form 10-Q
period 2017-03-31
ACADIA PHARMACEUTICALS INC
filed 2017-05-09
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on May 3, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	122,046,442

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$157,383	$163,620
Investment securities, available-for-sale	312,098	365,416
Accounts receivable, net	7,660	5,903
Interest and other receivables	1,859	1,237
Inventory	3,881	4,175
Prepaid expenses	6,872	7,546
Total current assets	489,753	547,897
Property and equipment, net	3,471	3,081
Intangible assets, net	6,646	7,015
Restricted cash	2,475	2,375
Other assets	668	785
Total assets	$503,013	$561,153
Liabilities and stockholders’ equity
Accounts payable	$2,166	$3,912
Accrued liabilities	38,967	36,029
Deferred revenue	4,132	2,644
Total current liabilities	45,265	42,585
Long-term liabilities	224	157
Total liabilities	45,489	42,742
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at March 31, 2017 and December 31, 2016; 121,986,842 shares and 121,367,169 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	12	12
Additional paid-in capital	1,479,530	1,452,272
Accumulated deficit	(1,022,112)	(933,979)
Accumulated other comprehensive income	94	106
Total stockholders’ equity	457,524	518,411
Total liabilities and stockholders’ equity	$503,013	$561,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Product sales, net	$15,286	$—
Collaborative revenue	—	4
Total revenues	15,286	4
Operating expenses
Cost of product sales	2,263	—
License fees and royalties	675	—
Research and development	35,409	22,775
Selling, general and administrative	65,745	27,491
Total operating expenses	104,092	50,266
Loss from operations	(88,806)	(50,262)
Interest income, net	963	500
Net loss	$(87,843)	$(49,762)
Net loss per common share, basic and diluted	$(0.72)	$(0.45)
Weighted average common shares outstanding, basic and diluted	121,651	111,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(87,843)	$(49,762)
Other comprehensive loss:
Unrealized (loss) gain on investment securities	(11)	307
Foreign currency translation adjustments	(1)	(2)
Comprehensive loss	$(87,855)	$(49,457)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(87,843)	$(49,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,571	11,955
Amortization of premiums and accretion of discounts on investment securities, available for sale	(113)	(234)
Amortization of intangible assets	369	—
Depreciation	270	138
Loss on disposal of assets	—	5
Changes in operating assets and liabilities:
Accounts receivable, net	(1,757)	—
Interest and other receivables	(622)	855
Inventory	201	—
Prepaid expenses	674	(2,107)
Restricted cash	(100)	—
Other assets	117	(911)
Accounts payable	(1,899)	(365)
Accrued liabilities	2,916	(771)
Deferred revenue	1,488	—
Long-term liabilities	67	(15)
Net cash used in operating activities	(70,661)	(41,212)
Cash flows from investing activities
Purchases of investment securities	(140,746)	(240,566)
Maturities of investment securities	194,166	72,077
Purchases of property and equipment	(485)	(207)
Net cash provided by (used in) investing activities	52,935	(168,696)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	11,490	282,991
Net cash provided by financing activities	11,490	282,991
Effect of exchange rate changes on cash	(1)	(1)
Net (decrease) increase in cash and cash equivalents	(6,237)	73,082
Cash and cash equivalents
Beginning of period	163,620	102,138
End of period	$157,383	$175,220
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$175	$356

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

On April 29, 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s first drug, NUPLAZID® (pimavanserin), for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis (“PD Psychosis”). NUPLAZID became available for prescription in the United States on May 31, 2016. Accordingly, the Company’s financial statements for the first quarter of 2017 include product revenue and other transactions related to the commercialization of NUPLAZID that did not exist in the first quarter of 2016.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ACADIA Pharmaceuticals Inc. should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At March 31, 2017, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $369,000 for the three months ended March 31, 2017. As of March 31, 2017, estimated future amortization expense related to the Company’s intangible asset was $1.1 million for the remainder of 2017, $1.5 million for each of 2018, 2019, and 2020, and $1.0 million for 2021.

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

NUPLAZID was approved by the FDA on April 29, 2016 and the Company commenced shipments of NUPLAZID to specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in late May 2016. Through March 31, 2017, the Company has determined it does not have the necessary volume of activity to reasonably estimate its allowances for rebates and chargebacks at the time title and risk of loss transfers to the SP or SD. Accordingly, the price is not considered fixed or determinable at that time. Therefore, the Company recognizes revenue using the “sell-through” revenue recognition model. Under the sell-through approach, revenue is recognized when the SP dispenses product to a patient based on the fulfillment of a prescription or the SD sells product to a government facility, long-term care pharmacy or in-patient hospital pharmacy. As of March 31, 2017, the Company had a deferred revenue balance of $4.1 million, net of distribution fees, related to NUPLAZID product sales not yet sold through by the SPs and SDs. Product shipping and handling costs are included in cost of product sales.

The Company recognizes revenue from product sales net of the following allowances and reflects each of these as either a reduction to the related accounts receivable or as an accrued liability, depending on how the amount is settled:

Distribution Fees: Distribution fees include distribution fees, service fees paid to the SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (“WAC”), fees for data, and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

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

Product Returns: Consistent with industry practice, the Company offers the SPs and SDs limited product return rights for damages, shipment errors, and expiring product, provided it is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from the SPs and SDs and has the ability to control the amount of product that is sold to the SPs and SDs, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs and SDs. In arriving at its estimate, the Company also considers historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at March 31, 2017 and 2016, stock options, employee stock purchase plan rights, and warrants totaling approximately 16,832,000 shares and 14,507,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of product sales	$880	$—
Research and development	5,301	4,396
Selling, general and administrative	9,390	7,559
	$15,571	$11,955

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$2,061	$2,355
Raw material	1,820	1,820
	$3,881	$4,175

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued consulting and professional fees	$13,582	$9,488
Accrued compensation and benefits	11,509	14,382
Accrued research and development services	7,570	8,551
Other	6,306	3,608
	$38,967	$36,029

6. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$43,353	$—	$(19)	$43,334
Government sponsored enterprise securities	37,286	—	(12)	37,274
Corporate debt securities	62,153	—	(50)	62,103
Commercial paper	169,225	162	—	169,387
	$312,017	$162	$(81)	$312,098

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$82,484	$6	$(3)	$82,487
Government sponsored enterprise securities	73,789	1	(5)	73,785
Corporate debt securities	79,190	—	(72)	79,118
Commercial paper	129,861	165	—	130,026
	$365,324	$172	$(80)	$365,416

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, all of the Company’s available-for-sale investment securities had contractual maturity dates of less than one year.

7. Fair Value Measurements

The Company’s investments include cash equivalents and available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2017 and December 31, 2016.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the level classifications.

The recurring fair value measurements of the Company’s cash equivalents and available-for-sale investment securities at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$109,220	$109,220	$—	$—
U.S. Treasury notes	47,333	47,333	—	—
Government sponsored enterprise securities	74,531	—	74,531	—
Corporate debt securities	64,603	—	64,603	—
Commercial paper	169,387	—	169,387	—
	$465,074	$156,553	$308,521	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$129,292	$129,292	$—	$—
U.S. Treasury notes	82,487	82,487	—	—
Government sponsored enterprise securities	88,773	—	88,773	—
Corporate debt securities	82,857	—	82,857	—
Commercial paper	140,024	—	140,024	—
	$523,433	$211,779	$311,654	$—

8. Stockholders’ Equity

Public Offerings

In August 2016, the Company raised net proceeds of approximately $215.9 million from the sale of 6,969,696 shares of its common stock in a follow-on public offering, including 909,090 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

In January 2016, the Company raised net proceeds of approximately $281.6 million from the sale of 10,344,827 shares of its common stock in a follow-on public offering. In connection with the January 2016 offering, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (the “Baker Entities”), all of which are existing stockholders of the Company and are affiliated with two of its directors, Julian C. Baker and Dr. Stephen R. Biggar. Under the Registration Rights Agreement, the Company agreed that, if the Baker Entities demand that the Company register their shares of its common stock, par value $0.0001 per share, for resale under the Securities Act of 1933, as amended (the “Securities Act”), the Company would be obligated to effect such registration. The Company’s registration obligations under the Registration Rights Agreement cover all shares of its common stock then held or later acquired by the Baker Entities (including approximately $75.0 million and $43.0 million of shares that the Baker Entities purchased at the public offering price in the January 2016 and August 2016 offerings, respectively), will continue in effect for up to 10 years, and include the Company’s obligation to facilitate certain underwritten public offerings of its common stock by the Baker Entities in the future. The Company has agreed to bear all expenses incurred by it in effecting any registration pursuant to the Registration Rights Agreement as well as the legal expenses of the Baker Entities of up to $50,000 per underwritten public offering effected pursuant to the Registration Rights Agreement. On April 1, 2016, pursuant to the Registration Rights Agreement, the Company filed a registration statement covering all shares owned by the Baker Entities as of March 31, 2016.

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

Legal Proceedings

In March 2015, following the Company’s announcement of the update to the timing of its planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of its common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of the Company’s planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of its common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accuses the defendants of making materially false and misleading statements regarding the anticipated timing of the Company’s planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, the defendants filed a motion to dismiss the consolidated complaint. On September 19, 2016, the Court issued an order denying the motion to dismiss the consolidated complaint. On March 13, 2017, the parties signed a Stipulation of Settlement setting forth the terms of the proposed settlement, which is subject to Court approval. A hearing on lead plaintiffs’ motion for preliminary approval of the settlement is scheduled for May 26, 2017.

10. Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating when it will adopt this guidance. The adoption of this ASU will modify the Company’s current classification within the consolidated statement of cash flows but is not expected to materially impact the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. This guidance was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. The Company adopted this guidance in the first quarter of 2017 using the modified retrospective transition method. Accordingly, the Company increased its deferred tax assets by $36.8 million, with a corresponding increase to its valuation allowance, to record previously unrecognized excess tax benefits. Additionally, the Company elected to make an accounting policy change to recognize forfeitures as they occur. As a result, the Company recorded an increase to additional paid-in capital and a corresponding reduction to retained earnings of $0.3 million, respectively, to reflect the incremental stock-based compensation expense that would have been recognized in prior years pursuant to the modified guidance. Additionally, the Company increased its deferred tax assets by $0.1 million, with a corresponding increase to its valuation allowance, to record the excess tax benefit from the change.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles. This ASU, as amended, is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The original guidance was effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB agreed to delay the effective date by one year, with early adoption permitted, but not before the original effective date of the standard. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company anticipates adopting ASU 2014-09 on January 1, 2018 on a full-retrospective basis. Although the Company’s evaluation of the guidance is ongoing, including the evaluation of the Company’s contracts with its customers and the evaluation of information necessary to restate prior period financial statements, the Company expects the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures. Specifically, as disclosed above in Note 2, Basis of Presentation and Significant Accounting Policies – Revenue Recognition, the Company recognized revenue using the sell-through approach through March 31, 2017. Under ASU 2014-09, the Company will be required to estimate its sales allowances at the time of sale, resulting in earlier recognition of revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID (pimavanserin) and from our drug candidates, the potential market opportunities for pimavanserin and our drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system, or CNS, disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID ® (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, on April 29, 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis, and is the only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis in our Phase III pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PD Psychosis. We hold worldwide commercialization rights to pimavanserin. We launched NUPLAZID in the United States in May 2016.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we plan to continue to study the use of pimavanserin in multiple disease states.

For example, we believe Alzheimer’s disease represents one of our most important opportunities for further exploration. In December 2016, we announced positive top-line results from our Phase II study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or AD Psychosis, a disorder for which no drug is currently approved by the FDA. We plan to continue to advance the evaluation of pimavanserin in this patient population in a Phase III study planned to begin in the second half of 2017. Additionally, in October 2016, we announced that we initiated another study, SERENE, for Alzheimer’s patients. SERENE is a Phase II study evaluating pimavanserin for the treatment of Alzheimer’s disease agitation and aggression, or collectively AD Agitation, a debilitating condition for which there is no drug approved by the FDA.

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

We maintain a website at www.acadia-pharm.com to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information contained in our website does not constitute a part of this Quarterly Report or our other filings with the SEC.

Financial Operations Overview

Product and Collaborative Revenues

Net product sales consist of sales of NUPLAZID, our first and only commercial product to date. The FDA approved NUPLAZID in April 2016 and we launched the product in the United States in May 2016.

Prior to the generation of revenue from NUPLAZID, our revenues had been generated substantially from payments under our current and past collaboration agreements. Our prior collaboration agreement with Allergan plc focused on muscarinic product candidates for the treatment of glaucoma terminated in 2015 and we will not be receiving any further payments under that agreement. Our continuing collaboration agreement with Allergan involves the development of product candidates in the area of chronic pain. Under this continuing agreement, we are eligible to receive payments upon achievement of development and regulatory milestones, as well as royalties on future product sales, if any. We no longer receive research funding from this agreement and additional payments are dependent upon the advancement of an applicable product candidate. Our continuing collaboration agreement with Allergan in chronic pain is subject to termination upon notice by Allergan.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses by project for each of the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Costs of external service providers:
NUPLAZID (pimavanserin)	$19,910	$11,158
Other programs	23	223
Subtotal	19,933	11,381
Internal costs	10,175	6,998
Stock-based compensation	5,301	4,396
Total research and development	$35,409	$22,775

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates since December 31, 2016. For a description of our other critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our development of pimavanserin in additional indications other than in PD Psychosis, the progress and timing of expenditures related to studies pursuant to our post-marketing commitments, and the timing and amount of payments received pursuant to our current collaboration and any potential future collaborations. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors.

Comparison of the Three Months Ended March 31, 2017 and 2016

Product Sales, Net

Net product sales were $15.3 million for the three months ended March 31, 2017 and were comprised of sales of NUPLAZID, which we launched in May 2016. No similar net product sales were recognized during the three months ended March 31, 2016.

During the initial launch period, we defer the recognition of revenue from sales of NUPLAZID until product is dispensed to patients by the specialty pharmacies, or SPs, or sold to government facilities and long-term care and in-patient hospital pharmacies by the specialty distributors, or SDs. At March 31, 2017, deferred product revenue of $4.1 million was recorded as a liability on our condensed consolidated balance sheet, net of distribution fees.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2017 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Rebates, Co-Pay Assistance & Returns	Total
Balance as of December 31, 2016	$201	$1,798	$1,999
Provision related to current period sales	1,622	3,698	5,320
Credits/payments for current period sales	(1,440)	(174)	(1,614)
Credits/payments for prior period sales	(201)	(1,453)	(1,654)
Balance as of March 31, 2017	$182	$3,869	$4,051

Cost of Product Sales

Cost of product sales was $2.3 million for the three months ended March 31, 2017, or approximately 15% of net product sales. No similar cost of product sales was recognized during the three months ended March 31, 2016.

License Fees and Royalties

License fees and royalties were $675,000 for the three months ended March 31, 2017 and include amortization related to the milestone paid to the Ipsen Group upon the FDA approval of NUPLAZID in 2016 and royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. No similar license fees and royalties expense was recognized during the three months ended March 31, 2016.

Research and Development Expenses

Research and development expenses increased to $35.4 million for the three months ended March 31, 2017, including $5.3 million in stock-based compensation expense, from $22.8 million for the three months ended March 31, 2016, including $4.4 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $10.6 million in external service costs and an increase of $4.1 million in personnel and related costs and stock compensation expense associated with our expanded research and development organization. The increase in external service costs was primarily due to increased clinical costs related to the development of pimavanserin in indications other than PD Psychosis. These increases were partially offset by a decrease in regulatory costs related to the FDA’s Psychopharmacologic Drugs Advisory Committee meeting that occurred in March 2016, with no comparable cost in the first quarter of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $65.7 million for the three months ended March 31, 2017, including $9.4 million in stock-based compensation expense, from $27.5 million for the three months ended March 31, 2016, including $7.6 million in stock-based compensation expense. The increase in selling, general and administrative expenses was due to an increase of $24.5 million in external service costs and an increase of $13.7 million in personnel and related costs and stock-based compensation expense. The increase in external service costs was primarily due to costs incurred related to our commercial activities for NUPLAZID, as well as additional medical education programs. The increase in personnel and related costs was largely due to costs associated with our specialty sales force that we hired in the second quarter of 2016 and therefore had no comparable costs in the first quarter of 2016.

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

•	the costs of manufacturing and distributing NUPLAZID;
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

At March 31, 2017, we had $469.5 million in cash, cash equivalents, and investment securities, compared to $529.0 million at December 31, 2016. This $59.5 million decrease was primarily due to increased cash used in operations. Net cash used in operating activities increased to $70.7 million from $41.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. This increase of $29.5 million was primarily due to the increase in our net loss, offset by an increase of $3.6 million in non-cash stock-based compensation expense.

Net cash provided by investing activities totaled $52.9 million for the three months ended March 31, 2017 compared to net cash used in investing activities of $168.7 million for the three months ended March 31, 2016. Net cash provided by investing activities for the three months ended March 31, 2017 compared to net cash used in investing activities for the comparable period of 2016 was primarily due to a decrease in purchases of investment securities attributable to the January 2016 follow-on public offering that contributed approximately $281.6 million in net proceeds available for investment in the first quarter of 2016 with no comparable cash proceeds and increased cash provided from the maturity of investment securities in the first quarter of 2017.

Net cash provided by financing activities decreased to $11.5 million for the three months ended March 31, 2017 compared to $283.0 million for the three months ended March 31, 2016. This decrease in net cash provided by financing activities for the three months ended March 31, 2017 was primarily attributable to the January 2016 follow-on public offerings that contributed approximately $286.1 million in total net proceeds with no comparable proceeds in the first quarter of 2017.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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

In March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against us and certain of our current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accuses the defendants of making materially false and misleading statements regarding the anticipated timing of our planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, we filed a motion to dismiss the consolidated complaint. On September 19, 2016, the Court issued an order denying the motion to dismiss the consolidated complaint. On December 6, 2016, the parties had a mediation and agreed in principle to settle the action. On March 13, 2017, the parties signed a Stipulation of Settlement setting forth the terms of the proposed settlement, which is subject to Court approval. A hearing on lead plaintiffs’ motion for preliminary approval of the settlement is scheduled for May 26, 2017.

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

Successful commercialization of NUPLAZID is subject to many risks. Prior to NUPLAZID, we had never, as an organization, launched or commercialized any product, and there is no guarantee that we will be able to successfully launch or commercialize NUPLAZID for its approved indication. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain and further develop the team in order to successfully coordinate the launch and commercialization of NUPLAZID. Even if we are successful in maintaining and continuing to develop our commercial team, there are many factors that could cause the launch and commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it is especially difficult to estimate NUPLAZID’s market potential. The commercial success of NUPLAZID depends on the extent to which patients and physicians recognize and diagnose PD Psychosis and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PD Psychosis, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PD Psychosis is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID due to its “boxed” warning or other reasons, the commercial potential of NUPLAZID will be limited. We have limited information about how physicians, patients and payors have responded and will respond to the pricing of NUPLAZID, including because as part of our initial launch strategy we provided free product as samples and through a 30-day free supply period of NUPLAZID, and do not know whether patients that initially use NUPLAZID will continue to do so after the sample or 30-day free supply period ends. Additionally, in April 2017, we increased the price of NUPLAZID and began providing free product for a 14-day period rather than a 30-day period, and we have limited information about how physicians, patients and payors will respond to these changes. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

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

We employ our own internal specialty sales force to commercialize NUPLAZID for the treatment of PD Psychosis as part of our commercialization strategy in the United States. We will need to maintain and further develop our sales force as we continue our commercialization efforts, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. For example, we recently expanded our sales force by hiring additional sales representatives to market NUPLAZID to pharmacists and physicians in long-term care facilities. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully maintain and further develop our sales force.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PD Psychosis, an indication for which no other FDA-approved pharmaceutical treatment exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PD Psychosis, the rate of diagnosis of PD Psychosis, the prevalence and rate of hallucinations and delusions in patients diagnosed with PD Psychosis, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PD Psychosis to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PD Psychosis. For these reasons, even if PD Psychosis occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PD Psychosis is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PD Psychosis, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PD Psychosis, instead of NUPLAZID. Additionally, NUPLAZID is approved only for the treatment of hallucinations and delusions associated with PD Psychosis, rather than for the treatment of PD Psychosis and/or other symptoms of PD Psychosis, which may cause confusion for prescribing physicians. This confusion could result in physicians not prescribing NUPLAZID for patients diagnosed with PD Psychosis. The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PD Psychosis. This warning may discourage physicians from prescribing NUPLAZID to patients diagnosed with PD Psychosis, including those with dementia. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PD Psychosis, issues may arise with respect to patient adherence and compliance rates. For example, the recommended dosing of NUPLAZID is two 17 mg tablets, taken together once a day. Patients may elect, whether at the direction of their physician or otherwise, to take only one tablet a day instead of two, to take tablets at different times during the day, or to otherwise not adhere to the recommended dosing, any of which could result in far lower efficacy. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it. Thus, the commercial success of NUPLAZID depends on acceptance by patients and physicians, and there are a number of factors that could skew our or others’ estimates about whether and to what extent NUPLAZID will be prescribed for the treatment of hallucinations and delusions associated with PD Psychosis.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling NUPLAZID at less than an optimized price could impact our revenues and overall success as a company. In April 2017, we increased the price of NUPLAZID however, we do not know if the price we have selected for NUPLAZID is the optimized price. Additionally, we do not know whether and to what extent third-party payors will react to the change in price of NUPLAZID. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for NUPLAZID may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of NUPLAZID to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

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

We expect that the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. At this time, the full effect that the ACA will have on our business in the future remains unclear. An expansion in the government’s role in the U.S. healthcare industry may increase congressional or governmental agency scrutiny on price increases such as the one we implemented for NUPLAZID in April 2017, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval.

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

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2017, we had an accumulated deficit of approximately $1.0 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

Even though we began commercializing NUPLAZID in the United States in May 2016, we still expect to incur significant expenses and net losses for at least the next few years as we continue our commercialization efforts for NUPLAZID and pursue the further development of NUPLAZID and our product candidates. Substantially all of our revenues for the three months ended March 31, 2017 were from net product sales of NUPLAZID.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents and investment securities totaled $469.5 million at March 31, 2017. We raised net proceeds of approximately $281.6 million and $215.9 million in follow-on public offerings in January 2016 and August 2016, respectively. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

The manufacturers of NUPLAZID and our product candidates, including Patheon and Siegfried, are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs, and we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture NUPLAZID and our product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of NUPLAZID and any other product candidate that receives regulatory approval, negatively impact our commercialization of NUPLAZID, or lead to significant delays in the launch and commercialization of any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

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

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of March 31, 2017, we employed approximately 400 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources, especially now that we have a commercial sales force, which we recently expanded by approximately 20 sales specialists, and are commencing several new clinical studies of pimavanserin. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

As we grow as an organization and expand as a commercial-stage company, we may make certain changes to our organization in order to properly manage our growth, which may include changes to the composition of our board of directors and management. Any such changes may be disruptive to us as an organization, which could harm our business.*

As we continue to grow as an organization, including by expanding our development efforts and building out our capabilities for the ongoing commercialization of NUPLAZID, we have implemented, and will continue to evaluate and may implement additional, changes to our organization that may be appropriate in order to properly manage and direct our growth as a commercial-stage company. These changes may include changes to the size and composition of our management and/or board of directors, as appropriate, to include individuals with substantial experience in managing or serving on the boards of directors of commercial-stage pharmaceutical companies. For example, during 2015 and 2016, five long-standing board members either resigned from the board or did not stand for re-election, and during approximately the same timeframe our board elected three new board members. In September 2015, we named Steve Davis, who had been serving as our Interim CEO since March 2015, to be our President and Chief Executive Officer and to be a member of our Board of Directors. We also named Dr. Serge Stankovic as our new Executive Vice President, Head of Research and Development, to replace our previous Executive Vice President, Development and Chief Medical Officer who resigned in November 2015. We also hired a new Chief Medical Officer in January 2016 and a new Chief Financial Officer in August 2016. Additionally, in March 2017, Terrence Moore retired as our Chief Commercial Officer and we hired a new Chief Commercial Officer. We may decide to hire other executive level employees as we grow. Any such significant changes to the organization may distract management or otherwise be disruptive to us as a company, which could harm our business.

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

We regularly conduct searches to identify patents or patent applications that may prevent us from obtaining patent protection for our proprietary compounds or that could limit the rights we have claimed in our patents and patent applications. Disputes may arise regarding the ownership or inventorship of our inventions. For applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office, or United States PTO, to determine who was the first to invent the invention at issue. It is difficult to determine how such disputes would be resolved. Applications containing a claim not entitled to priority before March 16, 2013, are not subject to interference proceedings due the change brought by the America Invents Act to a “first-to-file” system. However, a derivation proceeding can be brought by a third-party alleging that the inventor derived the invention from another.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The parties have agreed to a settlement in that case, which is subject to court approval. However, if we are not successful in defense of other future claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such future claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, As Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Description of Outside Director Compensation Program.

10.2[a]	Employment Offer Letter, dated February 24, 2017, between the Registrant and Michael J. Yang.

10.3[b]

Change Order #1 to Master Services Agreement Attachment #1, dated January 3, 2017, by and between ACADIA Pharmaceuticals GmbH and Siegfried AG (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2017).

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 9, 2017, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

ACADIA Pharmaceuticals Inc.

Date: May 9, 2017	By:	/s/ Todd S. Young
Todd S. Young
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)