Form 10-Q
period 2017-06-30
ACADIA PHARMACEUTICALS INC
filed 2017-08-08
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 31, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	122,400,306

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$143,789	$163,620
Investment securities, available-for-sale	273,531	365,416
Accounts receivable, net	11,594	5,903
Interest and other receivables	784	1,237
Inventory	6,003	4,175
Prepaid expenses	8,044	7,546
Total current assets	443,745	547,897
Property and equipment, net	3,296	3,081
Intangible assets, net	6,277	7,015
Restricted cash	2,475	2,375
Other assets	522	785
Total assets	$456,315	$561,153
Liabilities and stockholders’ equity
Accounts payable	$3,588	$3,912
Accrued liabilities	37,325	36,029
Deferred revenue	—	2,644
Total current liabilities	40,913	42,585
Long-term liabilities	262	157
Total liabilities	41,175	42,742
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at June 30, 2017 and December 31, 2016; 122,336,580 shares and 121,367,169 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	12	12
Additional paid-in capital	1,504,778	1,452,272
Accumulated deficit	(1,089,553)	(933,979)
Accumulated other comprehensive (loss) income	(97)	106
Total stockholders’ equity	415,140	518,411
Total liabilities and stockholders’ equity	$456,315	$561,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Product sales, net	$30,475	$97	$45,761	$97
Collaborative revenue	—	—	—	4
Total revenues	30,475	97	45,761	101
Operating expenses
Cost of product sales	2,224	526	4,487	526
License fees and royalties	982	248	1,657	248
Research and development	34,180	20,478	69,589	43,253
Selling, general and administrative	61,523	50,768	127,268	78,259
Total operating expenses	98,909	72,020	203,001	122,286
Loss from operations	(68,434)	(71,923)	(157,240)	(122,185)
Interest income, net	993	601	1,956	1,101
Net loss	$(67,441)	$(71,322)	$(155,284)	$(121,084)
Net loss per common share, basic and diluted	$(0.55)	$(0.63)	$(1.27)	$(1.08)
Weighted average common shares outstanding, basic and diluted	122,122	113,308	121,888	112,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(67,441)	$(71,322)	$(155,284)	$(121,084)
Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities	(188)	(111)	(199)	196
Foreign currency translation adjustments	(3)	1	(4)	(1)
Comprehensive loss	$(67,632)	$(71,432)	$(155,487)	$(120,889)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(155,284)	$(121,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	33,815	25,838
Amortization of premiums and accretion of discounts on investment securities, available for sale	(297)	(223)
Amortization of intangible assets	738	246
Depreciation	577	342
Loss on disposal of assets	—	5
Changes in operating assets and liabilities:
Accounts receivable, net	(5,691)	(293)
Interest and other receivables	453	298
Inventory	(1,927)	(2,512)
Prepaid expenses and other current assets	(498)	(4,623)
Restricted cash	(100)	(2,000)
Other assets	263	(782)
Accounts payable	(324)	(648)
Accrued liabilities	1,253	7,001
Deferred revenue	(2,644)	513
Long-term liabilities	105	(35)
Net cash used in operating activities	(129,561)	(97,957)
Cash flows from investing activities
Purchases of investment securities	(250,007)	(326,629)
Maturities of investment securities	341,990	159,260
Intangible assets	—	(8,000)
Purchases of property and equipment	(749)	(787)
Net cash provided by (used in) investing activities	91,234	(176,156)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	18,500	289,429
Proceeds from settlement agreement	—	14,320
Net cash provided by financing activities	18,500	303,749
Effect of exchange rate changes on cash	(4)	—
Net (decrease) increase in cash and cash equivalents	(19,831)	29,636
Cash and cash equivalents
Beginning of period	163,620	102,138
End of period	$143,789	$131,774
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$43	$254
Stock-based compensation capitalized in inventory	$99	$355

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At June 30, 2017, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2017, estimated future amortization expense related to the Company’s intangible asset was $0.7 million for the remainder of 2017, $1.5 million for each of 2018, 2019, and 2020, and $1.0 million for 2021.

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

NUPLAZID was approved by the FDA on April 29, 2016 and the Company commenced shipments of NUPLAZID to specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in late May 2016. Prior to April 1, 2017, the Company deferred sales of NUPLAZID and recognized revenue when an SP dispensed product to a patient based on the fulfillment of a prescription and when an SD sold product to a government facility, long-term care pharmacy, or in-patient hospital pharmacy. In the second quarter of 2017 the Company determined that it has sufficient volume of activity to reasonably estimate its allowances for rebates and chargebacks and began recognizing NUPLAZID revenue, net of estimated allowances for rebates, price adjustments, returns, chargebacks, and prompt payment discounts, at the point of sale to the SPs and SDs which is commonly referred to as the “sell-in” revenue recognition model. As a result, the Company recorded a one-time adjustment during the three months ended June 30, 2017, to recognize deferred revenue on previously shipped product. The impact of this adjustment resulted in additional net revenue of $3.6 million for the three months ended June 30, 2017.

The effect on income from operations and on net income is that the Company is able to recognize revenue earlier on this sell-in method, net of a provision for estimated allowances, since the Company can record revenue once sold to the SP or SD rather than waiting until the product is sold to the end user on a sell-through basis, which it had done for periods prior to April 1, 2017.

Product shipping and handling costs are included in cost of product sales.

The Company recognizes revenue from product sales net of the following allowances and reflects each of these as either a reduction to the related accounts receivable or as an accrued liability, depending on how the amount is settled:

Distribution Fees: Distribution fees include distribution service fees paid to the SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (“WAC”), fees for data, and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company’s estimates for expected utilization of rebates is based on historical data received from the SPs and SDs since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts and fees that relate to contracts with government and other entities purchasing from the SDs at a discounted price. The SDs charge back to the Company the difference between the price initially paid by the SDs and the discounted price paid to the SDs by these entities. The Company also incurs group purchasing organization fees for transactions through certain purchasing organizations. The Company estimates sales with these entities and accrues for anticipated chargebacks and organization fees, based on the applicable contractual terms.  If actual future chargebacks vary from these estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-Payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is accrued for based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Product Returns: Consistent with industry practice, the Company offers the SPs and SDs limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from the SPs and SDs and has the ability to control the amount of product that is sold to the SPs and SDs, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs and SDs. In arriving at its estimate, the Company also considers historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at June 30, 2017 and 2016, stock options, employee stock purchase plan rights, and warrants totaling approximately 16,563,000 shares and 14,404,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

    The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of product sales	$881	$189	$1,761	$189
Research and development	6,420	4,780	11,721	9,176
Selling, general and administrative	10,943	8,914	20,333	16,473
	$18,244	$13,883	$33,815	$25,838

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw material	$4,088	$1,820
Finished goods	1,915	2,355
	$6,003	$4,175

Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued compensation and benefits	$11,072	$14,382
Accrued consulting and professional fees	9,767	9,488
Accrued research and development services	6,077	8,551
Accrued sales allowances	5,792	1,999
Other	4,617	1,609
	$37,325	$36,029

6. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$31,794	$—	$(11)	$31,783
Government sponsored enterprise securities	62,079	—	(29)	62,050
Corporate debt securities	53,012	—	(22)	52,990
Commercial paper	126,753	2	(47)	126,708
	$273,638	$2	$(109)	$273,531

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$82,484	$6	$(3)	$82,487
Government sponsored enterprise securities	73,789	1	(5)	73,785
Corporate debt securities	79,190	—	(72)	79,118
Commercial paper	129,861	165	—	130,026
	$365,324	$172	$(80)	$365,416

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, all of the Company’s available-for-sale investment securities had contractual maturity dates of less than one year.

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

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2017 and December 31, 2016.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents and available-for-sale investment securities at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$70,664	$70,664	$—	$—
U.S. Treasury notes	31,783	31,783	—	—
Government sponsored enterprise securities	102,878	—	102,878	—
Corporate debt securities	52,990	—	52,990	—
Commercial paper	155,924	—	155,924	—
	$414,239	$102,447	$311,792	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$129,292	$129,292	$—	$—
U.S. Treasury notes	82,487	82,487	—	—
Government sponsored enterprise securities	88,773	—	88,773	—
Corporate debt securities	82,857	—	82,857	—
Commercial paper	140,024	—	140,024	—
	$523,433	$211,779	$311,654	$—

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

Legal Proceedings

In March 2015, following the Company’s announcement of the update to the timing of its planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of its common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of the Company’s planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of its common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accuses the defendants of making materially false and misleading statements regarding the anticipated timing of the Company’s planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, the defendants filed a motion to dismiss the consolidated complaint. On September 19, 2016, the Court issued an order denying the motion to dismiss the consolidated complaint. On March 13, 2017, the parties signed a Stipulation of Settlement setting forth the terms of the proposed settlement. On June 9, 2017, the Court preliminarily approved the settlement (the “Preliminary Approval Order”).  Among other things, the Preliminary Approval Order set an opt-out deadline of August 29, 2017; an objection deadline of September 13, 2017; and a final approval hearing for October 3, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. This guidance was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. The Company adopted this guidance in the first quarter of 2017 using the modified retrospective transition method. Accordingly, the Company increased its deferred tax assets by $36.8 million, with a corresponding increase to its valuation allowance, to record previously unrecognized excess tax benefits. Additionally, the Company elected to make an accounting policy change to recognize forfeitures as they occur. As a result, the Company recorded an increase to additional paid-in capital and a corresponding increase to accumulated deficit of $0.3 million, respectively, to reflect the incremental stock-based compensation expense that would have been recognized in prior years pursuant to the modified guidance. Additionally, the Company increased its deferred tax assets by $0.1 million, with a corresponding increase to its valuation allowance, to record the excess tax benefit from the change.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles. This ASU, as amended, is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The original guidance was effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB agreed to delay the effective date by one year, with early adoption permitted, but not before the original effective date of the standard. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company anticipates adopting ASU 2014-09 on January 1, 2018. The Company’s evaluation of the guidance is ongoing, including the assessment of the adoption method, the evaluation of the Company’s contracts with its customers, and the evaluation of information necessary to restate prior period financial statements. At present, the Company has one source of revenue: the sale of NUPLAZID to its customers. The Company’s evaluation of the customer contracts governing these sales is still underway. However, recognition of the Company’s revenue under the new standard is expected to be materially consistent with the Company’s current revenue recognition policy, which uses the sell-in method. The new standard is not expected to materially impact the timing or amounts of revenue recognized.

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

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID® (pimavanserin) and from our drug candidates, the potential market opportunities for pimavanserin and our drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

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

Depression is another disorder with a high unmet need that we believe represents an attractive development opportunity for pimavanserin. Preclinical and clinical studies have shown that patients with depression often do not receive adequate relief from an antidepressant medication and, due to side effects of currently available therapies, many patients discontinue their medication, significantly increasing their chance of relapse. Preclinical and clinical evidence suggests 5-HT2A antagonism may be an effective adjunctive therapy to currently prescribed antidepressants. In December 2016, we announced that we initiated CLARITY, a Phase II study evaluating pimavanserin for adjunctive treatment in patients with major depressive disorder, or MDD, who have an inadequate response to standard antidepressant therapy.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PD Psychosis, including Alzheimer’s disease, schizophrenia and depression. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in PD Psychosis patients treated with NUPLAZID and randomized, placebo-controlled eight-week studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses by project for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Costs of external service providers:
NUPLAZID (pimavanserin)	$18,230	$9,841	$38,140	$20,999
Other programs	41	118	64	341
Subtotal	18,271	9,959	38,204	21,340
Internal costs	9,489	5,739	19,664	12,737
Stock-based compensation	6,420	4,780	11,721	9,176
Total research and development	$34,180	$20,478	$69,589	$43,253

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within Alzheimer’s disease, schizophrenia, and depression. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PD Psychosis, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PD Psychosis, including our studies within the Alzheimer’s disease, schizophrenia, and depression indications. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. Except for the update set forth below, there have been no significant changes to our critical accounting policies and estimates since December 31, 2016. For a description of our other critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

Revenue Recognition

Product Sales, Net

Our net product sales consist of U.S. sales of NUPLAZID and are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title to the product and associated risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. NUPLAZID was approved by the FDA on April 29, 2016 and we commenced shipments of NUPLAZID to specialty pharmacies, or SPs, and specialty distributors, or SDs, in late May 2016. Prior to April 1, 2017, we utilized the “sell-though” revenue recognition model with respect to sales of NUPLAZID, meaning that we deferred the recognition of revenue from sales of NUPLAZID until product was dispensed to patients by the specialty pharmacies, or SPs, or sold to government facilities and long-term care and in-patient hospital pharmacies by the specialty distributors, or SDs. In the second quarter, we determined we have sufficient volume of activity to reasonably estimate our allowances for rebates and chargebacks, and began recognizing NUPLAZID revenue using the “sell-in” revenue recognition model pursuant to which we recognize NUPLAZID revenue at the point of sale to the SPs and SDs. Product shipping and handling costs are included in cost of product sales.

We recognize revenue from product sales net of the following allowances and reflect each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the amount is settled:

Distribution Fees: Distribution fees include distribution service fees paid to the SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost, or WAC, fees for data, and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates is based on historical data received from the SPs and SDs since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts and fees that relate to contracts with government and other entities purchasing from the SDs at a discounted price. The SDs charge back to us the difference between the price initially paid by the SDs and the discounted price paid to the SDs by these entities. We also incur group purchasing organization fees for transactions through certain purchasing organizations. We estimate sales with these entities and accrue for anticipated chargebacks and organization fees, based on the applicable contractual terms.  If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is accrued for based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Product Returns: Consistent with industry practice, we offer the SPs and SDs limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from the SPs and SDs and have the ability to control the amount of product that is sold to the SPs and SDs, we are able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs and SDs. In arriving at our estimate, we also consider historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

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

Comparison of the Three Months Ended June 30, 2017 and 2016

Product Sales, Net

Net product sales, comprised of NUPLAZID, which we launched in May 2016, were $30.5 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively.

As a result of the change in our accounting method for revenue recognition of NUPLAZID sales, in the second quarter of 2017, from the sell-through method to the sell-in method, we recorded a one-time adjustment during the three months ended June 30, 2017, to recognize deferred revenue on previously shipped product, resulting in additional net revenue of $3.6 million during the three months ended June 30, 2017.

Cost of Product Sales

Cost of product sales was $2.2 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, or approximately 7% and 542% of net product sales, respectively. Costs of sales increased for the three months ended June 30, 2017 as compared to the same period in 2016 due to greater sales volumes and lower manufacturing levels resulting in lower inventory cost absorption. The cost of product sales during the three months ended June 30, 2016 exceeded net product sales recognized due to certain manufacturing services and other period costs that are not directly correlated with sales volumes. Product sold during the three months ended June 30, 2017 and 2016 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the three months ended June 30, 2017 and 2016.

License Fees and Royalties

License fees and royalties were $1.0 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and include amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016 and royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. The increase in license fees and royalties during the three months ended June 30, 2017 as compared to the same period in 2016 is primarily due to the increase in sales volume during the current period and due to a full three months of amortization related to the Ipsen Group milestone payment being included in the current period.

Research and Development Expenses

Research and development expenses increased to $34.2 million for the three months ended June 30, 2017, including $6.4 million in stock-based compensation expense, from $20.5 million for the three months ended June 30, 2016, including $4.8 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $8.3 million in external service costs and an increase of $5.4 million in personnel and related costs and stock-based compensation expense associated with the expansion of our research and development organization. The increase in external service costs was primarily due to increased clinical and personnel-related costs associated with the development of pimavanserin in indications other than PD Psychosis, including Alzheimer’s disease, schizophrenia, and depression.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $61.5 million for the three months ended June 30, 2017, including $10.9 million in stock-based compensation expense, from $50.8 million for the three months ended June 30, 2016, including $8.9 million in stock-based compensation expense. The increase in selling, general and administrative expenses was due to an increase of $8.6 million in personnel and related costs and stock-based compensation expenses, as well as an increase of $1.7 million in external service costs. The increase in personnel and related costs was largely due to costs associated with our specialty sales force that we hired in the second quarter of 2016 and further expanded in the first half of 2017.

Comparison of the Six Months Ended June 30, 2017 and 2016

Product Sales, Net

Net product sales, comprised of sales of NUPLAZID, which we launched in May 2016, were $45.8 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

As a result of the change in our accounting method for revenue recognition of NUPLAZID sales, in the second quarter of 2017, from the sell-through method to the sell-in method, we recorded a one-time adjustment during the six months ended June 30, 2017, to recognize deferred revenue on previously shipped product, resulting in additional net revenue of $3.6 million during the three months ended June 30, 2017.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2017 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Rebates, Co-Pay Assistance & Returns	Total
Balance as of December 31, 2016	$201	$1,798	$1,999
Provision related to current period sales	4,779	7,166	11,945
Credits/payments for current period sales	(4,324)	(2,067)	(6,391)
Credits/payments for prior period sales	(201)	(1,560)	(1,761)
Balance as of June 30, 2017	$455	$5,337	$5,792

Cost of Product Sales

Cost of product sales was $4.5 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively, or approximately 10% and 542% of net product sales, respectively. Costs of sales increased for the six months ended June 30, 2017 as compared to the same period in 2016 due to greater sales volumes and lower manufacturing levels resulting in lower inventory cost absorption. The cost of product sales during the six months ended June 30, 2016 exceeded net product sales recognized due to certain manufacturing services and other period costs that are not directly correlated with sales volumes. Product sold during the six months ended June 30, 2017 and 2016 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the six months ended June 30, 2017 and 2016.

License Fees and Royalties

License fees and royalties were $1.7 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively, and include amortization related to the milestone paid to the Ipsen Group upon the FDA approval of NUPLAZID in 2016 and royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. The increase in license fees and royalties during the six months ended June 30, 2017 as compared to the same period in 2016 is due to the increase in sales volume during the current period and due to a full six months of amortization related to the Ipsen Group milestone payment being included in the current period.

Research and Development Expenses

Research and development expenses increased to $69.6 million for the six months ended June 30, 2017, including $11.7 million in stock-based compensation expense, from $43.3 million for the six months ended June 30, 2016, including $9.2 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $16.9 million in external service costs and an increase of $9.5 million in personnel and related costs and stock compensation expense associated with the expansion of our research and development organization. The increase in external service costs was primarily due to increased clinical and personnel-related costs associated with the development of pimavanserin in indications other than PD Psychosis, including Alzheimer’s disease, schizophrenia, and depression, partially offset by a decrease in regulatory costs related to the FDA’s Psychopharmacologic Drugs Advisory Committee meeting that occurred in March 2016, with no comparable cost during the six months ended June 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $127.3 million for the six months ended June 30, 2017, including $20.3 million in stock-based compensation expense, from $78.3 million for the six months ended June 30, 2016, including $16.5 million in stock-based compensation expense. The increase in selling, general and administrative expenses was due to an increase of $26.2 million in external service costs and an increase of $22.4 million in personnel and related costs and stock-based compensation expense. The increase in external service costs was primarily due to costs incurred related to our commercial activities for NUPLAZID, as well as additional medical education programs. Further, we made additional charitable contributions in 2017 as compared to 2016. The increase in personnel and related costs was largely due to costs associated with our specialty sales force that we hired in the second quarter of 2016 and further expanded in the first half of 2017.

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

•	the costs of acquiring additional product candidates or research and development programs;
•	the scope, prioritization and number of our research and development programs;
•	our ability to enter into new collaboration and license agreements;
•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;
•	the costs involved in filing, prosecuting, enforcing, and defending patent claims and other intellectual property rights;
•	the costs of securing manufacturing arrangements for clinical or commercial production of NUPLAZID or other product candidates; and
•	the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to NUPLAZID.

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

At June 30, 2017, we had $417.3 million in cash, cash equivalents, and investment securities, compared to $529.0 million at December 31, 2016. This $111.7 million decrease was primarily due to cash used in operations, which increased to $129.6 million for the six months ended June 30, 2017 compared to $98.0 million for the six months ended June 30, 2016. This increased use of cash in operations of $31.6 million was primarily due to the increase in our net loss, offset by an increase of $8.0 million in non-cash stock-based compensation.

Net cash provided by investing activities totaled $91.2 million for the six months ended June 30, 2017 compared to net cash used in investing activities of $176.2 million for the six months ended June 30, 2016. Net cash provided by investing activities for the six months ended June 30, 2017 compared to net cash used in investing activities for the comparable period of 2016 was primarily due to a decrease in purchases of investment securities attributable to the January 2016 follow-on public offering that contributed approximately $281.6 million in net proceeds available for investment in the six months ended June 30, 2016, with no comparable cash proceeds in the six months ended June 30, 2017. Also contributing to the net cash used in investing activities for the six months ended June 30, 2016 was the payment of an $8.0 million regulatory milestone pursuant to our license agreement with the Ipsen Group in connection with the FDA approval of NUPLAZID with no comparable payment made in the six months ended June 30, 2017.

Net cash provided by financing activities decreased to $18.5 million for the six months ended June 30, 2017 compared to $303.7 million for the six months ended June 30, 2016. This decrease in net cash provided by financing activities for the six months ended June 30, 2017 was primarily attributable to the January 2016 follow-on public offering that contributed approximately $281.6 million in total net proceeds in the six months ended June 30, 2016 with no comparable proceeds in the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

To date, we have not had any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 10 — Recent Accounting Pronouncements”.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

In March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against us and certain of our current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accuses the defendants of making materially false and misleading statements regarding the anticipated timing of our planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, we filed a motion to dismiss the consolidated complaint. On September 19, 2016, the Court issued an order denying the motion to dismiss the consolidated complaint. On December 6, 2016, the parties had a mediation and agreed in principle to settle the action. On March 13, 2017, the parties signed a Stipulation of Settlement setting forth the terms of the proposed settlement. On June 9, 2017, the Court preliminarily approved the settlement (the “Preliminary Approval Order”).  Among other things, the Preliminary Approval Order set an opt-out deadline of August 29, 2017; an objection deadline of September 13, 2017; and a final approval hearing for October 3, 2017.

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

Successful commercialization of NUPLAZID is subject to many risks. Prior to NUPLAZID, we had never, as an organization, launched or commercialized any product, and there is no guarantee that we will be able to successfully commercialize NUPLAZID for its approved indication. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain and further develop the team in order to successfully coordinate the commercialization of NUPLAZID. Even if we are successful in maintaining and continuing to develop our commercial team, there are many factors that could cause the commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it is especially difficult to estimate NUPLAZID’s market potential. The commercial success of NUPLAZID depends on the extent to which patients and physicians recognize and diagnose PD Psychosis and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PD Psychosis, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PD Psychosis is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID due to its “boxed” warning or other reasons, the commercial potential of NUPLAZID will be limited. We have limited information about how physicians, patients and payors have responded and will respond to the pricing of NUPLAZID, including because as part of our initial launch strategy we provided free product as samples and through a 30-day free supply period of NUPLAZID, and do not know whether patients that initially use NUPLAZID will continue to do so after the sample or 30-day free supply period ends. Additionally, in April 2017, we increased the price of NUPLAZID and began providing free product for a 14-day period rather than a 30-day period, and we have limited information about how physicians, patients and payors have responded or will respond to these changes. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

If the launch or commercialization of NUPLAZID is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of NUPLAZID for other indications in the United States, or for any indications in foreign jurisdictions, we will not be able to market NUPLAZID for other indications or in other jurisdictions, which will limit our commercial revenues.*

While NUPLAZID (pimavanserin) has been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market NUPLAZID for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that the foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In the fourth quarter of 2016, we announced top-line results from a Phase II study with pimavanserin in AD Psychosis as well as the initiation of four clinical studies of pimavanserin in several other indications. However, there is no guarantee that any of these studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve NUPLAZID for any of those indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PD Psychosis. In addition, strategic considerations need to be taken into account when determining whether and when to submit NUPLAZID for approval in other jurisdictions. For example, in the fourth quarter of 2016, the European Medicines Agency, or EMA, approved our proposed pediatric investigation plan related to our planned submission of a marketing authorization application, or MAA, for NUPLAZID in Europe. However, in light of our continuing clinical development of pimavanserin in indications other than PD Psychosis, and the time-limited data exclusivity currently granted by the EMA that commences on first approval of a product in Europe, we deferred submission of the MAA and we do not yet have a revised estimate of when we will make that filing. If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency other than the FDA, we will never be able to commercialize NUPLAZID for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

NUPLAZID has only been studied in a limited number of patients and in limited populations. As we continue to commercialize it, NUPLAZID is becoming available to a much larger number of patients and in broader populations, and we do not know whether the results of NUPLAZID use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.*

Prior to commencing our commercial launch of NUPLAZID in May 2016, NUPLAZID was administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal -020 Phase III trial with NUPLAZID for the treatment of PD Psychosis, or the -020 Study. While the FDA granted approval of NUPLAZID based on the data included in the NDA, including data from the -020 Study, we do not know whether the results when a large number of patients and broader populations are exposed to NUPLAZID, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of NUPLAZID that served as the basis for the approval of NUPLAZID. New data relating to NUPLAZID, including from adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of NUPLAZID from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing NUPLAZID marketing applications for indications other than in PD Psychosis and/or in other jurisdictions, or impose additional post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We currently have very limited experience as a company in marketing and distributing pharmaceutical products and rely on a limited network of third party distributors and pharmacies to distribute NUPLAZID. If we are unable to effectively commercialize NUPLAZID, we may not be able to generate adequate product revenues.*

NUPLAZID is our only drug that has been approved for sale by any regulatory body, and it became available for prescription in the United States on May 31, 2016. As such, while we have established our commercial team, hired our U.S. sales force and launched NUPLAZID in the United States, we currently have limited experience commercializing pharmaceutical products as an organization. In order to successfully market NUPLAZID, we must maintain and continue to develop our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain and develop adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize NUPLAZID and may not become profitable.

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

Additionally, our strategy in the United States includes distributing NUPLAZID solely through a limited network of third-party specialty distributors and specialty pharmacies. While we have entered into agreements with each of these distributors and pharmacies to distribute NUPLAZID in the United States, they may not perform as agreed or they may terminate their agreements with us. Also, we may need to enter into agreements with additional distributors or pharmacies, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. If we are unable to maintain and, if needed, expand, our network of specialty distributors and specialty pharmacies, we would be exposed to substantial distribution risk.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize NUPLAZID will be harmed.*

Prior to its launch in May 2016, none of the members of our sales force had ever promoted NUPLAZID. In addition, NUPLAZID is the first drug approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis to neurologists, select psychiatrists, and pharmacists and physicians in long-term care facilities. In addition, we must ensure that consistent and appropriate messages about NUPLAZID are being delivered to our potential customers by our sales force. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NUPLAZID and its proper administration, our efforts to successfully commercialize NUPLAZID could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PD Psychosis, an indication for which no other FDA-approved pharmaceutical treatment exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PD Psychosis, the rate of diagnosis of PD Psychosis, the prevalence and rate of hallucinations and delusions in patients diagnosed with PD Psychosis, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PD Psychosis to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PD Psychosis. For these reasons, even if PD Psychosis occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PD Psychosis is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PD Psychosis, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PD Psychosis, instead of NUPLAZID. Additionally, NUPLAZID is approved only for the treatment of hallucinations and delusions associated with PD Psychosis, rather than for the treatment of PD Psychosis and/or other symptoms of PD Psychosis, which may cause confusion for prescribing physicians. This confusion could result in physicians not prescribing NUPLAZID for patients diagnosed with PD Psychosis. The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PD Psychosis. This warning may discourage physicians from prescribing NUPLAZID to patients diagnosed with PD Psychosis, including those with dementia. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PD Psychosis, issues may arise with respect to patient adherence and compliance rates. For example, the recommended dosing of NUPLAZID is two 17 mg tablets, taken together once a day. Patients may elect, whether at the direction of their physician or otherwise, to take only one tablet a day instead of two, to take tablets at different times during the day, or to otherwise not adhere to the recommended dosing, any of which could result in far lower efficacy. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it. Although we are currently developing a 34 mg capsule for NUPLAZID to, among other things, try to mitigate this risk, it is not anticipated to be commercially available until the second half of 2018.

Thus, the commercial success of NUPLAZID depends on acceptance by patients and physicians, and there are a number of factors that could skew our or others’ estimates about prescribing behaviors and market adoption.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling NUPLAZID at less than an optimized price could impact our revenues and overall success as a company. In April 2017, we increased the price of NUPLAZID however, we do not know if the price we have selected for NUPLAZID is the optimized price. Additionally, we do not know whether and to what extent third-party payors will react to any possible future changes in the price of NUPLAZID. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for NUPLAZID may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of NUPLAZID to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

We are subject to federal, state and foreign healthcare laws and regulations and implementation of or changes to such healthcare laws and regulations could adversely affect our business and results of operations.*

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell NUPLAZID, and any other potential products, as described in greater detail in the Government Regulation section of our Annual Report. If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, exclusion from federal health care programs, and the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

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

We are subject, directly and indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Our operations are directly, and indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our sales, marketing and education programs and constrain the business or financial arrangements with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we are subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2017, we had an accumulated deficit of approximately $1.1 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

Even though we began commercializing NUPLAZID in the United States in May 2016, we still expect to incur significant expenses and net losses for at least the next few years as we continue our commercialization efforts for NUPLAZID and pursue the further development of NUPLAZID and our product candidates. Substantially all of our revenues since May 2016 were from net product sales of NUPLAZID.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $417.3 million at June 30, 2017. We raised net proceeds of approximately $281.6 million and $215.9 million in follow-on public offerings in January 2016 and August 2016, respectively. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

•	our ability to enter into new collaboration and license agreements;
•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;
•	the costs involved in filing, prosecuting, enforcing, and defending patent claims and other intellectual property rights;
•	the costs of maintaining or securing manufacturing arrangements and supply for clinical or commercial production of pimavanserin or other product candidates; and
•	the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to NUPLAZID.

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

The pivotal Phase III study with NUPLAZID for PD Psychosis, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from the -020 Study. Additionally, in December 2016, we announced positive top-line results from our Phase II exploratory study of pimavanserin in patients with Alzheimer’s disease psychosis, or AD Psychosis. Even though we successfully completed this Phase II exploratory study, or the -019 Study, and the -020 Study, those results are not predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PD Psychosis, such as AD Psychosis, Alzheimer’s disease agitation and aggression, or collectively AD Agitation, and in schizophrenia and depression. However, prior to the -019 Study, we had never tested pimavanserin in clinical studies for AD Psychosis or any Alzheimer’s disease indication, and prior to the efficacy study that we announced we had initiated in October 2016, we had never tested pimavanserin in clinical studies for AD Agitation, and prior to the study in major depressive disorder that we announced we had initiated in December 2016, we had never tested pimavanserin in clinical studies in depression. Additionally, prior to the study in schizophrenia that we announced we had initiated in November 2016, we had only conducted a Phase II trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study, or that we will have the same level of success with pimavanserin in AD Psychosis or in other indications that we had with the -019 Study. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PD Psychosis or for other indications, including AD Psychosis, will be consistent with those from the -019 Study or -020 Study.

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

We have contracted with Patheon Pharmaceuticals Inc. to manufacture NUPLAZID drug product for commercial use in the United States. Additionally, we have contracted with Siegfried AG to manufacture active pharmaceutical ingredient, or API, to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for NUPLAZID drug product or NUPLAZID API. Even if we are able to enter into other long-term agreements with manufacturers for commercial supply on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. Additionally, if any of our product candidates in addition to NUPLAZID are approved by the FDA or other regulatory agencies for commercial sale, or if NUPLAZID is approved for commercial sale in jurisdictions outside the United States, we will need to contract with a third party to manufacture such products for commercial sale in the United States and/or in such other jurisdictions.

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

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of June 30, 2017, we employed approximately 420 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize NUPLAZID and any other product candidates that receive regulatory approval and to compete effectively will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize NUPLAZID, we will need to support the training and ongoing activities of our sales force and expect to need to expand the size of our employee base for managerial, operational, financial, and other resources. To that end, we must be able to:

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

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.*

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the success of our commercialization of NUPLAZID in the United States for the treatment of hallucinations and delusions associated with PD Psychosis;
•	the status and cost of our post-marketing commitments for NUPLAZID;
•	the variation in our gross-to-net adjustments from quarter to quarter, primarily because of the fluctuation in our share of the donut hole for Medicare Part D patients;
•	the status and cost of development and commercialization of pimavanserin for indications other than in PD Psychosis and in jurisdictions other than the United States;
•	the status and cost of development and commercialization of our product candidates, including compounds being developed under our collaborations;
•	whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates or products;
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

We have incurred, and expect to continue to incur, significant costs as a result of laws and regulations relating to corporate governance and other matters.*

Laws and regulations affecting public companies, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, the provisions of the Sarbanes-Oxley Act of 2002, or SOX, and rules adopted or proposed by the SEC and by The NASDAQ Stock Market, have resulted in, and will continue to result in, significant costs to us as we evaluate the implications of these rules and respond to their requirements. In the future, if we are not able to issue an evaluation of our internal control over financial reporting, as required, or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees, and as our executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

For example, the use of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis competes with off-label use of antipsychotic drugs, including the generic drugs quetiapine and clozapine. If approved, pimavanserin for the treatment of AD Psychosis would compete with off-label use of antipsychotic drugs, including the generic drugs risperidone and quetiapine, and drugs indicated for the treatment of Alzheimer’s disease and dementia in patients with Alzheimer’s disease, including Aricept, marketed by Eisai Inc. and Pfizer Inc., and Namenda, marketed by Forest Laboratories, LLC, a wholly-owned subsidiary of Actavis. Pimavanserin for the treatment of AD Agitation, if approved for that indication, would compete with off-label use of antipsychotic drugs, including the generic drugs risperidone and quetiapine. Pimavanserin for the adjunctive treatment of schizophrenia, if approved for that indication, would compete with Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., and generic drugs, including olanzapine, risperidone, aripiprazole and clozapine. Pimavanserin for the adjunctive treatment of major depressive disorder, if approved for that indication, would compete with Rexulti, off-label use of antipsychotic drugs and the generic drugs olanzapine, risperidone, aripiprazole and clozapine. In the area of chronic pain, potential products would compete with Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids. Our potential products for the treatment of glaucoma, if approved, would compete with Xalatan, marketed by Pfizer, and Lumigan and Alphagan, marketed by Allergan.

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the success of our commercialization of NUPLAZID in the United States for the treatment of hallucinations and delusions associated with PD Psychosis;
•	the status and cost of our post-marketing commitments for NUPLAZID;
•	the status and cost of development and commercialization of pimavanserin for indications other than in PD Psychosis and in jurisdictions other than the United States;
•	the status and cost of development and commercialization of our product candidates, including compounds being developed under our collaborations;
•	whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates or products;
•	any other communications or guidance from the FDA or other regulatory authorities that pertain to NUPLAZID or our product candidates;
•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding our collaborations;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;
•	announcements of technological innovations, new products, or other material events by our competitors or us, including any new products that we may acquire or in-license;
•	disputes or other developments concerning our proprietary and intellectual property rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
•	our failure to meet applicable NASDAQ listing standards and the possible delisting of our common stock from the NASDAQ Stock Market;
•	additions or departures of key personnel;
•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as blogs and chat rooms;
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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The parties have agreed to a settlement in that case, which has been preliminarily approved by the court. However, if we are not successful in defense of other future claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such future claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, As Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Description of Outside Director Compensation Program.

10.2[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2017).

10.3[b]

MSA Attachment #4, MSA Attachment #5 and MSA Attachment #6, each dated May 12, 2017, to the Master Services Agreement, dated December 15, 2016, by and between ACADIA Pharmaceuticals GmbH and Siegfried AG and its affiliates.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 8, 2017, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

ACADIA Pharmaceuticals Inc.

Date: August 8, 2017	By:	/s/ Todd S. Young
Todd S. Young
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)