Form 10-Q
period 2017-09-30
ACADIA PHARMACEUTICALS INC
filed 2017-11-07
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 31, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	124,205,637

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$112,616	$163,620
Investment securities, available-for-sale	254,009	365,416
Accounts receivable, net	14,221	5,903
Interest and other receivables	1,033	1,237
Inventory	5,536	4,175
Prepaid expenses	14,557	7,546
Total current assets	401,972	547,897
Property and equipment, net	2,991	3,081
Intangible assets, net	5,907	7,015
Restricted cash	2,475	2,375
Other assets	369	785
Total assets	$413,714	$561,153
Liabilities and stockholders’ equity
Accounts payable	$2,962	$3,912
Accrued liabilities	33,181	36,029
Deferred revenue	—	2,644
Total current liabilities	36,143	42,585
Long-term liabilities	245	157
Total liabilities	36,388	42,742
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at September 30, 2017 and December 31, 2016; 122,717,018 shares and 121,367,169 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	12	12
Additional paid-in capital	1,532,188	1,452,272
Accumulated deficit	(1,154,801)	(933,979)
Accumulated other comprehensive (loss) income	(73)	106
Total stockholders’ equity	377,326	518,411
Total liabilities and stockholders’ equity	$413,714	$561,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Product sales, net	$35,578	$5,268	$81,339	$5,365
Collaborative revenue	—	—	—	4
Total revenues	35,578	5,268	81,339	5,369
Operating expenses
Cost of product sales	2,135	845	6,622	1,371
License fees and royalties	1,078	475	2,735	723
Research and development	36,421	25,813	106,010	69,066
Selling, general and administrative	62,255	50,534	189,523	128,793
Total operating expenses	101,889	77,667	304,890	199,953
Loss from operations	(66,311)	(72,399)	(223,551)	(194,584)
Interest income, net	1,063	786	3,019	1,887
Net loss	$(65,248)	$(71,613)	$(220,532)	$(192,697)
Net loss per common share, basic and diluted	$(0.53)	$(0.61)	$(1.81)	$(1.69)
Weighted average common shares outstanding, basic and diluted	122,484	117,497	122,089	114,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(65,248)	$(71,613)	$(220,532)	$(192,697)
Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities	25	328	(174)	524
Foreign currency translation adjustments	(1)	(1)	(5)	(2)
Comprehensive loss	$(65,224)	$(71,286)	$(220,711)	$(192,175)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(220,532)	$(192,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	53,513	39,847
Amortization of premiums and accretion of discounts on investment securities	(138)	145
Amortization of intangible assets	1,108	615
Depreciation	904	583
Loss on disposal of assets	—	5
Changes in operating assets and liabilities:
Accounts receivable, net	(8,318)	(3,839)
Interest and other receivables	204	253
Inventory	(1,645)	(3,503)
Prepaid expenses and other current assets	(7,011)	(2,887)
Restricted cash	(100)	(2,000)
Other assets	416	(646)
Accounts payable	(950)	994
Accrued liabilities	(2,857)	14,090
Deferred revenue	(2,644)	1,876
Long-term liabilities	88	(55)
Net cash used in operating activities	(187,962)	(147,219)
Cash flows from investing activities
Purchases of investment securities	(353,840)	(592,868)
Maturities of investment securities	465,211	271,061
Intangible assets	—	(8,000)
Purchases of property and equipment	(805)	(1,257)
Net cash provided by (used in) investing activities	110,566	(331,064)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	26,397	515,506
Proceeds from settlement agreement	—	14,320
Net cash provided by financing activities	26,397	529,826
Effect of exchange rate changes on cash	(5)	(2)
Net (decrease) increase in cash and cash equivalents	(51,004)	51,541
Cash and cash equivalents
Beginning of period	163,620	102,138
End of period	$112,616	$153,679
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$9	$287
Stock-based compensation capitalized in inventory	$284	$798

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At September 30, 2017, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million and $1.1 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, estimated future amortization expense related to the Company’s intangible asset was $0.4 million for the remainder of 2017, $1.5 million for each of 2018, 2019, and 2020, and $1.0 million for 2021.

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

NUPLAZID was approved by the FDA on April 29, 2016 and the Company commenced shipments of NUPLAZID to specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in late May 2016. Prior to April 1, 2017, the Company deferred sales of NUPLAZID and recognized revenue when an SP dispensed product to a patient based on the fulfillment of a prescription and when an SD sold product to a government facility, long-term care pharmacy, or in-patient hospital pharmacy. In the second quarter of 2017 the Company determined that it had sufficient volume of activity to reasonably estimate its allowances for rebates and chargebacks and began recognizing NUPLAZID revenue, net of estimated allowances for rebates, price adjustments, returns, chargebacks, and prompt payment discounts, at the point of sale to the SPs and SDs which is commonly referred to as the “sell-in” revenue recognition model. As a result, the Company recorded a one-time adjustment during the three months ended June 30, 2017, to recognize deferred revenue on previously shipped product. This adjustment had no impact on net revenues for the three months ended September 30, 2017.

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

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at September 30, 2017 and 2016, stock options, employee stock purchase plan rights, and warrants totaling approximately 20,154,000 shares and 14,463,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of product sales	$1,210	$308	$2,971	$497
Research and development	6,877	4,319	18,598	13,495
Selling, general and administrative	11,611	9,382	31,944	25,855
	$19,698	$14,009	$53,513	$39,847

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw material	$4,088	$1,820
Finished goods	1,448	2,355
	$5,536	$4,175

Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued compensation and benefits	$14,192	$14,382
Accrued consulting and professional fees	7,183	9,488
Accrued research and development services	5,681	8,551
Accrued sales allowances	3,721	1,999
Other	2,404	1,609
	$33,181	$36,029

6. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$66,319	$1	$(13)	$66,307
Government sponsored enterprise securities	35,711	—	(5)	35,706
Corporate debt securities	61,966	—	(38)	61,928
Commercial paper	90,095	—	(27)	90,068
	$254,091	$1	$(83)	$254,009

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$82,484	$6	$(3)	$82,487
Government sponsored enterprise securities	73,789	1	(5)	73,785
Corporate debt securities	79,190	—	(72)	79,118
Commercial paper	129,861	165	—	130,026
	$365,324	$172	$(80)	$365,416

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at September 30, 2017 and December 31, 2016.

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2017, the Company held $10.9 million of available-for-sale investment securities with contractual maturity dates more than one year and less than two years.  No securities with similar maturity dates were held as of December 31, 2016.

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

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2017 and December 31, 2016.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents and available-for-sale investment securities at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$44,411	$44,411	$—	$—
U.S. Treasury notes	66,307	$66,307	—	—
Government sponsored enterprise securities	65,685	—	65,685	—
Corporate debt securities	78,942	—	78,942	—
Commercial paper	110,050	—	110,050	—
	$365,395	$110,718	$254,677	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$129,292	$129,292	$—	$—
U.S. Treasury notes	82,487	82,487	—	—
Government sponsored enterprise securities	88,773	—	88,773	—
Corporate debt securities	82,857	—	82,857	—
Commercial paper	140,024	—	140,024	—
	$523,433	$211,779	$311,654	$—

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

Legal Proceedings

In March 2015, following the Company’s announcement of the update to the timing of its planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of its common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of the Company’s planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of its common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accuses the defendants of making materially false and misleading statements regarding the anticipated timing of the Company’s planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, the defendants filed a motion to dismiss the consolidated complaint. On September 19, 2016, the Court issued an order denying the motion to dismiss the consolidated complaint. On March 13, 2017, the parties signed a Stipulation of Settlement setting forth the terms of the proposed settlement. On June 9, 2017, the Court preliminarily approved the settlement (the “Preliminary Approval Order”). Among other things, the Preliminary Approval Order set an opt-out deadline of August 29, 2017; an objection deadline of September 13, 2017; and a final approval hearing for October 3, 2017. On October 3, 2017, the Court continued the hearing so that, among other things, lead plaintiff could submit additional documents in support of final approval. The Court has set January 8, 2018 as the date for the continued final approval hearing.

10. Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this standard on January 1, 2018. The adoption of this ASU will modify the Company’s current classification within the consolidated statement of cash flows but is not expected to materially impact the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles. This ASU, as amended, is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The original guidance was effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB agreed to delay the effective date by one year, with early adoption permitted, but not before the original effective date of the standard. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company anticipates adopting ASU 2014-09 on January 1, 2018 using the modified-retrospective approach. At present, the Company has one source of revenue: the sale of NUPLAZID to its customers. The Company’s evaluation of the customer contracts governing these sales is still underway. However, recognition of the Company’s revenue under the new standard is expected to be materially consistent with the Company’s current revenue recognition policy, which uses the sell-in method. The new standard is not expected to materially impact the timing or amounts of revenue recognized.

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

For example, we believe Alzheimer’s disease represents one of our most important opportunities for further exploration. In December 2016, we announced positive top-line results from our Phase II study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or AD Psychosis, a disorder for which no drug is currently approved by the FDA. Following our End-of-Phase II Meeting with the FDA and agreement with the agency on our clinical development plan, we initiated our Phase III HARMONY relapse prevention study in October 2017, which allows us to evaluate pimavanserin for a broader indication than AD Psychosis alone. More specifically, HARMONY will evaluate pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis, which includes psychosis in patients with Alzheimer’s disease, dementia with Lewy bodies, Parkinson’s disease dementia, vascular dementia and frontotemporal dementia. Furthermore, in October 2017, the FDA granted Breakthrough Therapy Designation to pimavanserin for this dementia-related psychosis indication.

As a result of potential overlap of clinical sites and study participants between the HARMONY study and our SERENE study,  which is our Phase II study evaluating pimavanserin for the treatment of Alzheimer’s disease agitation and aggression, we decided to discontinue enrollment of new patients in that study. Patients already enrolled in SERENE will complete the study as planned. We believe discontinuing enrollment in, and reducing the size of, the SERENE study will enable us to focus external and internal resources on the HARMONY study.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PD Psychosis, including dementia-related psychosis, schizophrenia and depression. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in PD Psychosis patients treated with NUPLAZID and randomized, placebo-controlled eight-week studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Costs of external service providers:
NUPLAZID (pimavanserin)	$19,999	$14,229	$58,140	$34,947
Other programs	158	120	222	461
Subtotal	20,157	14,349	58,362	35,408
Internal costs	9,387	7,145	29,050	20,163
Stock-based compensation	6,877	4,319	18,598	13,495
Total research and development	$36,421	$25,813	$106,010	$69,066

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within dementia-related psychosis, schizophrenia, and depression. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PD Psychosis, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PD Psychosis, including our studies within the dementia-related psychosis, schizophrenia, and depression indications. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and other related costs, including stock-based compensation expense, for our commercial personnel, including our specialty sales force, our medical education professionals, and our personnel serving in executive, finance, business development, and business operations functions. Also included in selling, general and administrative expenses are fees paid to external service providers to support our commercial activities associated with NUPLAZID, professional fees associated with legal and accounting services, costs associated with patents and patent applications for our intellectual property and charitable donations. We expect our selling, general and administrative expenses to increase in future periods to support commercial activities associated with NUPLAZID and our further development of pimavanserin in additional indications other than PD Psychosis.

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

Revenue Recognition

Product Sales, Net

Our net product sales consist of U.S. sales of NUPLAZID and are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title to the product and associated risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. NUPLAZID was approved by the FDA on April 29, 2016 and we commenced shipments of NUPLAZID to specialty pharmacies, or SPs, and specialty distributors, or SDs, in late May 2016. Prior to April 1, 2017, we utilized the “sell-though” revenue recognition model with respect to sales of NUPLAZID, meaning that we deferred the recognition of revenue from sales of NUPLAZID until product was dispensed to patients by SPs or sold to government facilities and long-term care and in-patient hospital pharmacies by SDs. In the second quarter, we determined we had sufficient volume of activity to reasonably estimate our allowances for rebates and chargebacks, and began recognizing NUPLAZID revenue using the “sell-in” revenue recognition model pursuant to which we recognize NUPLAZID revenue at the point of sale to the SPs and SDs. Product shipping and handling costs are included in cost of product sales.

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

Comparison of the Three Months Ended September 30, 2017 and 2016

Product Sales, Net

Net product sales, comprised of NUPLAZID, which we launched in May 2016, were $35.6 million and $5.3 million for the three months ended September 30, 2017 and 2016, respectively. Net product sales increased for the three months ended September 30, 2017 as compared to the same period in 2016 due to the continued growth in sales of NUPLAZID.

Cost of Product Sales

Cost of product sales was $2.1 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, or approximately 6% and 16% of net product sales, respectively. Costs of sales increased for the three months ended September 30, 2017 as compared to the same period in 2016 due lower manufacturing levels, resulting in lower inventory cost absorption, and greater sales volume. The cost of product sales as a percentage of net sales decreased during the three months ended September 30, 2017 as compared to the same period in 2016 due primarily to the increased sales volume in the current period. Product sold during the three months ended September 30, 2017 and 2016 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the three months ended September 30, 2017 and 2016.

License Fees and Royalties

License fees and royalties were $1.1 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and include amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016 and royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. The increase in license fees and royalties during the three months ended September 30, 2017 as compared to the same period in 2016 is due to the increase in sales volume during the current period.

Research and Development Expenses

Research and development expenses increased to $36.4 million for the three months ended September 30, 2017, including $6.9 million in stock-based compensation expense, from $25.8 million for the three months ended September 30, 2016, including $4.3 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $5.3 million in external service costs and an increase of $5.3 million in personnel and related costs and stock-based compensation expense associated with the expansion of our research and development organization. The increase in external service costs was primarily due to increased clinical costs associated with the development of pimavanserin in indications other than PD Psychosis, including Alzheimer’s disease, dementia-related psychosis, schizophrenia, and depression.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $62.3 million for the three months ended September 30, 2017, including $11.6 million in stock-based compensation expense, from $50.5 million for the three months ended September 30, 2016, including $9.4 million in stock-based compensation expense. The increase in selling, general and administrative expenses was due to an increase of $5.0 million in personnel and related costs and stock-based compensation expenses, as well as an increase of $6.2 million in external service costs. The increase in personnel and related costs was largely due to costs associated with our specialty sales force that we hired in the second quarter of 2016 and further expanded in the first half of 2017. The increase in external service costs was primarily due to additional charitable contributions made during the three months ended September 30, 2017, compared to the same period in 2016, partially offset by fewer medical education grants and speaker programs in the 2017 period as compared to the 2016 period.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Product Sales, Net

Net product sales, comprised of sales of NUPLAZID, which we launched in May 2016, were $81.3 million and $5.4 million for the nine months ended September 30, 2017 and 2016, respectively. Net product sales increased for the nine months ended September 30, 2017 as compared to the same period in 2016 due to the continued growth in sales of NUPLAZID.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2017 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Rebates, Co-Pay Assistance & Returns	Total
Balance as of December 31, 2016	$201	$1,798	$1,999
Provision related to current period sales	8,192	8,783	16,975
Credits/payments for current period sales	(7,959)	(5,533)	(13,492)
Credits/payments for prior period sales	(201)	(1,560)	(1,761)
Balance as of September 30, 2017	$233	$3,488	$3,721

Cost of Product Sales

Cost of product sales was $6.6 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively, or approximately 8% and 26% of net product sales, respectively. Costs of sales increased for the nine months ended September 30, 2017 as compared to the same period in 2016 due to lower manufacturing levels, resulting in lower inventory cost absorption, and greater sales volume. The cost of product sales as a percentage of net sales decreased during the nine months ended September 30, 2017 as compared to the same period in 2016 due primarily to the increased sales volume in the current period. Product sold during the nine months ended September 30, 2017 and 2016 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the nine months ended September 30, 2017 and 2016.

License Fees and Royalties

License fees and royalties were $2.7 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively, and include amortization related to the milestone paid to the Ipsen Group upon the FDA approval of NUPLAZID in 2016 and royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. The increase in license fees and royalties during the nine months ended September 30, 2017 as compared to the same period in 2016 is due to the increase in sales volume during the current period and a full nine months of amortization related to the Ipsen Group milestone payment being included in the current period.

Research and Development Expenses

Research and development expenses increased to $106.0 million for the nine months ended September 30, 2017, including $18.6 million in stock-based compensation expense, from $69.1 million for the nine months ended September 30, 2016, including $13.5 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $22.1 million in external service costs and an increase of $14.8 million in personnel and related costs and stock compensation expense associated with the expansion of our research and development organization. The increase in external service costs was primarily due to increased clinical costs associated with the development of pimavanserin in indications other than PD Psychosis, including  Alzheimer’s disease, dementia-related psychosis, schizophrenia, and depression, partially offset by a decrease in regulatory costs related to the FDA’s Psychopharmacologic Drugs Advisory Committee meeting that occurred in March 2016, with no comparable cost during the nine months ended September 30, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $189.5 million for the nine months ended September 30, 2017, including $31.9  million in stock-based compensation expense, from $128.8 million for the nine months ended September 30, 2016, including $25.9 million in stock-based compensation expense. The increase in selling, general and administrative expenses was due to an increase of $32.4 million in external service costs and an increase of $27.3 million in personnel and related costs and stock-based compensation expense. The increase in external service costs was primarily due to costs incurred related to our commercial activities for NUPLAZID, including speaker programs, as well as additional charitable contributions made in 2017 as compared to the same period in 2016. The increase in personnel and related costs was largely due to costs associated with our specialty sales force that we hired in the second quarter of 2016 and further expanded in the first half of 2017.

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

At September 30, 2017, we had $366.6 million in cash, cash equivalents, and investment securities, compared to $529.0 million at December 31, 2016. This $162.4 million decrease was primarily due to cash used in operations, which increased to $188.0 million for the nine months ended September 30, 2017 compared to $147.2 million for the nine months ended September 30, 2016. This increased use of cash in operations of $40.8 million was primarily due to the increase in our net loss during the current period, partially offset by an increase of $13.7 million in non-cash stock-based compensation.

Net cash provided by investing activities totaled $110.6 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $331.1 million for the nine months ended September 30, 2016. Net cash provided by investing activities for the nine months ended September 30, 2017 compared to net cash used in investing activities for the comparable period of 2016 was primarily due to a decrease in purchases of investment securities attributable to our January and August 2016 follow-on public offerings that contributed an aggregate of approximately $497.5 million in net proceeds available for investment in the nine months ended September 30, 2016, with no comparable cash proceeds in the nine months ended September 30, 2017. Also contributing to the net cash used in investing activities for the nine months ended September 30, 2016 was the payment of an $8.0 million regulatory milestone pursuant to our license agreement with the Ipsen Group in connection with the FDA approval of NUPLAZID with no comparable payment made in the nine months ended September 30, 2017.

Net cash provided by financing activities decreased to $26.4 million for the nine months ended September 30, 2017 compared to $529.8 million for the nine months ended September 30, 2016. This decrease in net cash provided by financing activities for the nine months ended September 30, 2017 was primarily attributable to our January and August 2016 follow-on public offerings that contributed an aggregate of approximately $497.5 million in net proceeds in the nine months ended September 30, 2016 with no comparable proceeds in the nine months ended September 30, 2017.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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

In March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against us and certain of our current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiff, and assigning lead counsel. On November 16, 2015, lead plaintiff filed a consolidated complaint with the Court which, like the prior complaints, accuses the defendants of making materially false and misleading statements regarding the anticipated timing of our planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, we filed a motion to dismiss the consolidated complaint. On September 19, 2016, the Court issued an order denying the motion to dismiss the consolidated complaint. On December 6, 2016, the parties had a mediation and agreed in principle to settle the action. On March 13, 2017, the parties signed a Stipulation of Settlement setting forth the terms of the proposed settlement. On June 9, 2017, the Court preliminarily approved the settlement (the “Preliminary Approval Order”). Among other things, the Preliminary Approval Order set an opt-out deadline of August 29, 2017; an objection deadline of September 13, 2017; and a final approval hearing for October 3, 2017. On October 3, 2017, the Court continued the hearing so that, among other things, lead plaintiff could submit additional documents in support of final approval. The Court has set January 8, 2018 as the date for the continued final approval hearing.

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

Successful commercialization of NUPLAZID is subject to many risks. Prior to NUPLAZID, we had never, as an organization, launched or commercialized any product, and there is no guarantee that we will be able to successfully commercialize NUPLAZID for its approved indication. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain and further develop the team in order to successfully coordinate the commercialization of NUPLAZID. Even if we are successful in maintaining and continuing to develop our commercial team, there are many factors that could cause the commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it is especially difficult to estimate NUPLAZID’s market potential. The commercial success of NUPLAZID depends on the extent to which patients and physicians recognize and diagnose PD Psychosis and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PD Psychosis, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PD Psychosis is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID due to its “boxed” warning or other reasons, the commercial potential of NUPLAZID will be limited. We have limited information about how physicians, patients and payors have responded and will respond to the pricing of NUPLAZID, including because as part of our initial launch strategy we provided free product as samples and through a 30-day free supply period of NUPLAZID, and do not know whether patients that initially use NUPLAZID will continue to do so after the sample or free supply period ends. Additionally, we have changed, and may continue to change, the price of NUPLAZID from time to time and, since April 2017, we have been providing free product for a 14-day period rather than a 30-day period, and we have limited information about how physicians, patients and payors have responded or will respond to these changes. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

If the commercialization of NUPLAZID is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of NUPLAZID for other indications in the United States, or for any indication in foreign jurisdictions, we will not be able to market NUPLAZID for other indications or in other jurisdictions, which will limit our commercial revenues.*

While NUPLAZID (pimavanserin) has been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market NUPLAZID for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In the fourth quarter of 2016, we announced top-line results from a Phase II study with pimavanserin in Alzheimer’s disease psychosis, or AD Psychosis, as well as the initiation of four clinical studies of pimavanserin in several other indications. In addition, in October 2017, we initiated a Phase III study of pimavanserin in dementia-related psychosis, an indication for which no drug has been approved. There is no guarantee that any of these studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve NUPLAZID for any of those indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PD Psychosis. In addition, strategic considerations need to be taken into account when determining whether and when to submit NUPLAZID for approval in other jurisdictions. For example, in the fourth quarter of 2016, the European Medicines Agency, or EMA, approved our proposed pediatric investigation plan related to our planned submission of a marketing authorization application, or MAA, for NUPLAZID in Europe. However, in light of our continuing clinical development of pimavanserin in indications other than PD Psychosis, and the time-limited data exclusivity currently granted by the EMA that commences on first approval of a product in Europe, we deferred submission of the MAA and we do not yet have a revised estimate of when we will make that filing. If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency outside of the United States, we will never be able to commercialize NUPLAZID for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

We currently have very limited experience as a company in marketing and distributing pharmaceutical products and rely on a limited network of third-party distributors and pharmacies to distribute NUPLAZID. If we are unable to effectively commercialize NUPLAZID, we may not be able to generate adequate product revenues.*

NUPLAZID is our only drug that has been approved for sale by any regulatory body, and it became available for prescription in the United States on May 31, 2016. As such, while we have established our commercial team and U.S. sales force and have launched NUPLAZID in the United States, we currently have limited experience commercializing pharmaceutical products as an organization. In order to successfully market NUPLAZID, we must maintain and continue to develop our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain and develop adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize NUPLAZID and may not become profitable.

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

Our ability to generate product revenues will be diminished if NUPLAZID does not receive coverage from payors or sells for inadequate prices, or if patients have unacceptably high co-pay amounts.*

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor drug products when lower cost therapeutic alternatives are already available or subsequently become available. Even with coverage for NUPLAZID, or other products we may market, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients may not use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost.

In addition, the market for NUPLAZID depends significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly alternative is available, even if not approved for the indication for which NUPLAZID is approved.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling NUPLAZID at less than an optimized price could impact our revenues and overall success as a company. We have changed, and may continue to change, the price of NUPLAZID from time to time, however, we do not know if the price we have selected, or may select in the future, for NUPLAZID is or will be the optimized price. Additionally, we do not know whether and to what extent third-party payors will react to any possible future changes in the price of NUPLAZID. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for NUPLAZID may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of NUPLAZID to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

We are subject to federal, state and foreign healthcare laws and regulations and implementation of or changes to such healthcare laws and regulations could adversely affect our business and results of operations.*

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell NUPLAZID, and any other potential products, as described in greater detail in the Government Regulation section of our Annual Report. If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, exclusion from federal health care programs, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

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

We expect that the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Congress is considering legislation to appropriate funds for CSR payments, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. At this time, the full effect that the ACA will have on our business in the future remains unclear. An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval.

If our operations are found to be in violation of any of the laws or regulations described above, comparable laws and regulations of non-U.S. jurisdictions or any other governmental regulations that apply to us, we may be subject to penalties, as noted above. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

•

the U.S. federal civil and criminal false claims laws and civil monetary penalties laws, including the civil False Claims Act, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, on individuals or entities for, among other things, knowingly presenting, or causing to be presented to the U.S. federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payors directly and our customers make the ultimate decision on how to submit claims, from time-to-time, for NUPLAZID, and any other product candidates that may be approved, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of NUPLAZID, or any other product candidates that may be approved, outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2017, we had an accumulated deficit of approximately $1.2 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $366.6 million at September 30, 2017. We raised net proceeds of approximately $281.6 million and $215.9 million in follow-on public offerings in January 2016 and August 2016, respectively. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

The pivotal Phase III study with NUPLAZID for PD Psychosis, the results of which were announced in November 2012, was our first successful pivotal Phase III trial and there is no guarantee that future studies with pimavanserin will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from the -020 Study. Additionally, in December 2016, we announced positive top-line results from our Phase II exploratory study of pimavanserin in patients with AD Psychosis. Even though we successfully completed this Phase II exploratory study, or the -019 Study, and the -020 Study, those results are not predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PD Psychosis, such as in dementia-related psychosis, schizophrenia, and depression. However, prior to the efficacy study that we announced we had initiated in October 2017, we had never tested pimavanserin in clinical studies where the primary outcome was for the broad indication of dementia-related psychosis, and prior to the study in major depressive disorder that we announced we had initiated in December 2016, we had never tested pimavanserin in clinical studies in depression. Additionally, prior to the study in schizophrenia that we announced we had initiated in November 2016, we had only conducted a Phase II trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study, or that we will have the same level of success with pimavanserin in dementia-related psychosis or in other indications that we had with the -019 Study. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PD Psychosis or for other indications, including dementia-related psychosis, will be consistent with those from the -019 Study or -020 Study.

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

We conducted a life-cycle planning project for pimavanserin that was initiated in 2015 and through which we have formulated a multi-year plan to develop pimavanserin in additional indications other than in PD Psychosis, including in dementia-related psychosis, schizophrenia and depression, as described above. Given the unique profile of pimavanserin, together with the list of potential indications we could pursue, this has been a substantial and important undertaking. Our life-cycle planning process will be ongoing as we evaluate appropriate indications for pimavanserin to pursue as we seek to maximize the opportunities for this compound. If our life-cycle planning and execution is not conducted successfully, then we may not realize the full value from pimavanserin or may devote substantial resources to develop pimavanserin for indications that are ultimately not successful or do not yield adequate returns.

Furthermore, even though NUPLAZID is approved for the treatment of hallucinations and delusions associated with PD Psychosis, a failure in a subsequent study for another indication, including our ongoing studies in dementia-related psychosis, schizophrenia and depression, or a failure in our post-marketing studies could harm our ability to successfully market NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis or could lead to it being withdrawn from the market. If we are unable to develop pimavanserin for other indications, we may not be able to maximize the potential of the compound and that could have a material adverse effect on our future revenues and our success as a company.

Pimavanserin is currently in development for several additional indications other than PD Psychosis, and development is a long, expensive and unpredictable process with a high risk of failure.*

Preclinical testing and clinical trials are long, expensive and unpredictable processes that can be subject to delays. It may take several years to complete the preclinical testing and clinical development necessary to commercialize a drug, and delays or failure can occur at any stage. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials.

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase III trial with NUPLAZID in 2009. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID could be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In October 2017, we announced we had initiated a Phase III study of pimavanserin in patients with dementia-related psychosis, and in the fourth quarter of 2016 we announced we had initiated both a Phase II and a Phase III study of pimavanserin as an adjunctive treatment in patients with schizophrenia as well as a Phase II study of pimavanserin as an adjunctive treatment in patients with major depressive disorder. We may plan and conduct additional studies in other indications in the future.

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

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•	competition for internal and external resources, including clinical sites and study patients, that we may choose to allocate to other programs;
•	ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;
•	imposition of clinical holds by regulatory authorities or institutional review boards;
•	failure to conduct clinical trials in accordance with regulatory requirements;
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

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of September 30, 2017, we employed approximately 425 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

As we grow as an organization and expand as a commercial-stage company, we may make certain changes to our organization in order to properly manage our growth, which may include changes to the composition of our board of directors and management. Any such changes may be disruptive to us as an organization, which could harm our business.*

As we continue to grow as an organization, including by expanding our development efforts and building out our capabilities for the ongoing commercialization of NUPLAZID, we have implemented, and will continue to evaluate and may implement additional, changes to our organization that may be appropriate in order to properly manage and direct our growth as a commercial-stage company. These changes may include changes to the size and composition of our management and/or board of directors, as appropriate, to include individuals with substantial experience in managing or serving on the boards of directors of commercial-stage pharmaceutical companies. For example, during 2015 and 2016, five long-standing board members either resigned from the board or did not stand for re-election, and during approximately the same timeframe our board elected three new board members. In September 2015, we named Steve Davis, who had been serving as our Interim CEO since March 2015, to be our President and Chief Executive

Officer and to be a member of our Board of Directors. In November 2015, we also hired our Executive Vice President, Head of Research and Development, to replace our previous Executive Vice President, Development and Chief Medical Officer who had resigned. We hired a new Chief Medical Officer in January 2016, a new Chief Financial Officer in August 2016, and a new head of Regulatory Affairs in February 2017. Additionally, in March 2017, we hired a new Chief Commercial Officer following the retirement of our prior chief commercial officer. We may decide to hire other executive level employees as we grow. Any such significant changes to the organization may distract management or otherwise be disruptive to us as a company, which could harm our business.

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

For example, the use of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis competes with off-label use of antipsychotic drugs, including the generic drugs quetiapine and clozapine. If approved, pimavanserin for the treatment of dementia-related psychosis would compete with off-label use of antipsychotic drugs, including the generic drugs risperidone and quetiapine, and drugs indicated for the treatment of Alzheimer’s disease and dementia in patients with Alzheimer’s disease, including Aricept, marketed by Eisai Inc. and Pfizer Inc., and Namenda, marketed by Forest Laboratories, LLC, a wholly-owned subsidiary of Actavis. Pimavanserin for the adjunctive treatment of schizophrenia, if approved for that indication, would compete with Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., and generic drugs, including olanzapine, risperidone, aripiprazole and clozapine. Pimavanserin for the adjunctive treatment of major depressive disorder, if approved for that indication, would compete with Rexulti, off-label use of antipsychotic drugs and the generic drugs olanzapine, risperidone, aripiprazole and clozapine. In the area of chronic pain, potential products would compete with Lyrica, marketed by Pfizer, and Cymbalta, marketed by Eli Lilly, as well as a variety of generic or proprietary opioids.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The parties have agreed to a settlement in that case, which is subject to final approval by the court. However, if we are not successful in defense of other future claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such future claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On April 1, 2016, we filed a registration statement covering the sale of up to 26,179,806 shares of our common stock, which includes 539,378 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of October 31, 2017, and which represent approximately 21% of our outstanding shares. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities (including approximately $43.0 million of shares that the Baker Entities purchased at the public offering price in our August 2016 public offering), will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, As Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on January 12, 2011 (incorporated by reference to Exhibit 4.5 to Registration Statement No 333-171722).

4.3	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed August 8, 2017).

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 7, 2017, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[a]	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 7, 2017	By:	/s/ Todd S. Young
Todd S. Young
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)