Form 10-K
period 2017-12-31
ACADIA PHARMACEUTICALS INC
filed 2018-02-27
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934:

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.1 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2017 of $27.89 per share.

As of January 31, 2018, 124,701,944 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2018 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2017

i

PART I

FORWARD-LOOKING STATEMENTS

This report and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the benefits to be derived from NUPLAZID® (pimavanserin) and from our drug candidates, the potential market opportunities for pimavanserin and our drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation,, and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and cause our results to differ materially from those expressed or implied by our forward-looking statements. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 1.	Business.

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system, or CNS, disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, on April 29, 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis, and is the only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis in our Phase 3 pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PD Psychosis. We hold worldwide commercialization rights to pimavanserin. We launched NUPLAZID in the United States in May 2016.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we plan to continue to study the use of pimavanserin in multiple disease states.

For example, we believe dementia-related psychosis represents one of our most important opportunities for further exploration. In December 2016, we announced positive top-line results from our Phase 2 study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or AD Psychosis, a disorder for which no drug is currently approved by the FDA. Following our End-of-Phase 2 Meeting with the FDA and agreement with the agency on our clinical development plan, we initiated our Phase 3 HARMONY relapse prevention study in October 2017, which allows us to evaluate pimavanserin for a broader indication than AD Psychosis alone. More specifically, HARMONY will evaluate pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis, which includes psychosis in patients with Alzheimer’s disease, dementia with Lewy bodies, Parkinson’s disease dementia, vascular dementia, and frontotemporal dementia. Furthermore, in October 2017, the FDA granted Breakthrough Therapy Designation to pimavanserin for dementia-related psychosis.

As a result of potential overlap of clinical sites and study participants between the HARMONY study and our Phase 2 study evaluating pimavanserin for the treatment of Alzheimer’s disease agitation and aggression, which we refer to as SERENE, we decided to discontinue enrollment of new patients in that study. Patients already enrolled in SERENE will complete the study as planned.

We also believe schizophrenia represents a disease with multiple unmet or ill-served needs and we are currently exploring the utility of pimavanserin in this area. Despite a large number of FDA-approved therapies for schizophrenia, current drugs do not adequately address some very important symptoms of schizophrenia, such as the inadequate response to current antipsychotic treatment of psychotic symptoms and negative symptoms. In the fourth quarter of 2016, we initiated two studies evaluating the adjunctive use of pimavanserin in patients with schizophrenia. ENHANCE-1 is a Phase 3 study evaluating pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to their current antipsychotic therapy. ADVANCE is a Phase 2 study evaluating pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia.

Depression is another disorder with a high unmet need that we believe represents an attractive development opportunity for pimavanserin. Preclinical and clinical studies have shown that patients with depression often do not receive adequate relief from an antidepressant medication, and, due to side effects of currently available therapies, many patients discontinue their medication, significantly increasing their chance of relapse. Preclinical and clinical evidence suggests 5-HT2A antagonism may be an effective adjunctive therapy to currently prescribed antidepressants. In the fourth quarter of 2016, we initiated CLARITY, a Phase 2 study evaluating pimavanserin for adjunctive treatment in patients with major depressive disorder, or MDD, who have an inadequate response to standard antidepressant therapy. We expect to report top-line results from the CLARITY study in the second half of 2018.

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

Our Strategy

Our strategy is to discover, develop and commercialize innovative small molecule drugs that address unmet medical needs in CNS disorders. We have assembled a management team with significant industry experience to lead the discovery, development, and commercialization of our product opportunities. We complement our management team with scientific and clinical advisors, including recognized experts in the fields of PD Psychosis, Alzheimer’s disease, schizophrenia, depression, and other CNS disorders. Key elements of our strategy are to:

•

Successfully commercialize NUPLAZID for PD Psychosis in the United States. NUPLAZID was approved by the FDA on April 29, 2016 for the treatment of hallucinations and delusions associated with PD Psychosis, and is the only drug approved in the United States for this condition. We launched NUPLAZID in the United States in May 2016 and an important objective is to establish NUPLAZID as the first choice, best choice for PD Psychosis. We employ approximately 150 U.S. sales specialists who are focused on promoting NUPLAZID to physicians who treat PD Psychosis patients, including neurologists, psychiatrists and long-term care physicians.

•

Leverage the commercial potential of pimavanserin by expanding to additional neurological and psychiatric disorders. We intend to continue pursuing the development and commercialization of pimavanserin in additional neurological and psychiatric indications that are underserved by currently available antipsychotics and antidepressants and represent large unmet medical needs. For example, in October 2017, we initiated our Phase 3 HARMONY relapse prevention study to evaluate pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis, which includes psychosis in patients with Alzheimer’s disease, dementia with Lewy bodies, Parkinson’s disease dementia, vascular dementia and frontotemporal dementia. We are also testing pimavanserin as an adjunctive therapy in schizophrenia for negative symptoms, schizophrenia inadequate response, and depression. In addition to the ongoing development of pimavanserin in these areas, we may also consider additional indications that are a good strategic fit and which have large unmet medical needs.

•

In-license or acquire complementary products or product candidates. Although NUPLAZID (pimavanserin) emanates from internal discoveries, in the future we plan to in-license or acquire assets, which could include clinical-stage product candidates or commercial-stage products, to leverage our U.S. specialty sales force.

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

NUPLAZID (Pimavanserin)

Pimavanserin is a new chemical entity that we discovered and that was approved by the FDA on April 29, 2016 for the treatment of hallucinations and delusions associated with PD Psychosis and is the only drug approved in the United States for this condition and is called NUPLAZID commercially. NUPLAZID is an SSIA preferentially targeting the 5-HT2A receptor, a key serotonin receptor that plays an important role in psychosis. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis in our Phase 3 pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PD Psychosis. We hold worldwide commercialization rights to NUPLAZID for all indications and have established a broad patent portfolio, which includes numerous issued patents in the United States, Europe, and several additional countries. The recommended dosing of NUPLAZID is 34 mg once a day taken as two 17 mg tablets.

NUPLAZID as a Treatment for PD Psychosis

Parkinson’s disease is the second most common neurodegenerative disorder after Alzheimer’s disease. According to the Parkinson’s Disease Foundation, about one million people in the United States and more than 10 million people globally suffer from this disease. More than 50 percent of Parkinson’s patients will experience psychosis over the course of their disease. Parkinson’s disease is more common in people over 60 years of age and the prevalence of this disease is expected to increase significantly as the population ages.

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

In connection with the FDA approval of NUPLAZID, we have committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in PD Psychosis patients treated with NUPLAZID and randomized, placebo-controlled eight-week studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. Through our open-label safety extension study for our Phase 3 studies in PD Psychosis, together with a similar extension study from our earlier Phase 2 PD Psychosis trial, we generated a considerable amount of long-term safety data on NUPLAZID. A total of over 275 patients have been treated with NUPLAZID for at least one year and, of those, at least 170 patients have been treated for at least two years. Our longest single-patient exposure is greater than 11 years. We believe that our experience to date suggests that long-term administration of NUPLAZID is generally safe and well tolerated in this elderly and fragile patient population.

Pimavanserin as a Treatment for Dementia-Related Psychosis

Around 8 million people in the United States are living with dementia and approximately half are diagnosed with the disease. While the primary symptoms of dementia involve cognitive decline, patients with dementia frequently have behavioral symptoms as well. In addition to agitation and aggressive symptoms, they commonly have psychotic symptoms. Studies suggest that approximately 30 percent of patients with dementia have psychosis, commonly consisting of hallucinations and delusions. Patients with dementia-related psychosis share many characteristics and often exhibit similar psychiatric symptoms irrespective of their underlying neurodegenerative disease.

According to the American Psychiatric Association (APA) guidelines “an overwhelming majority” of older adults with dementia will develop psychosis or agitation during the course of their illness. Symptoms are often persistent and occur with increasing frequency as cognition becomes more impaired. Serious consequences have been associated with persistent or severe psychosis in persons with dementia such as repeated hospital admissions, earlier progression to nursing home care, severe dementia, and death. There is currently no approved treatment for dementia-related psychosis. Off-label use of atypical antipsychotics is associated with modest and often equivocal efficacy in these patients. More importantly, use of currently available antipsychotics is associated with a significant acceleration in cognitive decline in patients with dementia as well as numerous off-target toxicities, thus negatively impacting their primary illness. Cognitive effects of treatment with an atypical antipsychotic were evaluated in the National Institute of Mental Health Clinical Antipsychotic Trials of Intervention Effectiveness–Alzheimer’s Disease (CATIE-AD) study. In this study, patients on any atypical antipsychotic had significantly greater rates of decline in cognitive function compared to patients on placebo. This pronounced negative impact of currently used antipsychotics on cognitive function is believed to be associated with the common pharmacologic property of these drugs, namely blocking of dopamine receptors. Moreover, anticholinergic activity, which is also present in atypical antipsychotics, is well-known to be associated with cognitive dulling. The lack of selectivity of atypical antipsychotics with respect to receptor activity also results in a number of dose-limiting side effects, such as extrapyramidal symptoms, orthostatic hypotension, hematologic abnormalities, and metabolic, gastrointestinal and sedative effects. These off-target toxicities result in increased risk for falls, infection, aspiration pneumonia, and other serious complications in this vulnerable patient population. With no approved therapies for the treatment of patients with dementia-related psychosis and current off-label use of atypical antipsychotics carrying significant morbidity risks including worsening in cognitive decline and other off target toxicities, we believe that dementia-related psychosis represents an area of high unmet need.

In October 2017, we initiated our HARMONY relapse prevention study, a Phase 3, randomized, double-blind, placebo-controlled study, evaluating the efficacy and safety of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis. The objective of the study is to evaluate the ability of pimavanserin to prevent relapse of psychotic symptoms in a broad population of patients with the most common subtypes of dementia: Alzheimer’s disease, dementia with Lewy bodies, Parkinson’s disease dementia, vascular dementia and frontotemporal dementia. In October 2017, the FDA granted Breakthrough Therapy Designation to pimavanserin for dementia-related psychosis.

The HARMONY study includes a 12-week open-label stabilization period during which patients with dementia-related psychosis will be treated with pimavanserin 34 mg once daily. Dose reduction to 20 mg once daily will be allowed if clinically justified. Following the 12-week stabilization period, patients who meet pre-specified criteria for treatment response will then be randomized into the double-blind period of the study to continue their pimavanserin dose (34 mg or 20 mg per day) or be switched to placebo and followed for up to 26 weeks or until a relapse of psychosis occurs. The primary endpoint in the study is time to relapse in the double-blind period. The study will be conducted globally and is expected to enroll approximately 360 patients.

This Phase 3 development plan is supported by data from two completed clinical studies. In December 2016 we announced positive top-line results from our Phase 2 study, referred to as the -019 Study, examining the safety and efficacy of pimavanserin as a treatment for patients with AD Psychosis, which is a subset of the dementia-related psychosis population. The -019 Study was a double-blind, placebo-controlled exploratory trial designed to evaluate the efficacy and safety of pimavanserin as a treatment for patients with AD Psychosis. A total of 181 patients were enrolled in the study in the United Kingdom. Following a screening period that included brief psycho-social therapy, patients were randomized on a one-to-one basis to receive either 34 mg of pimavanserin or placebo once-daily. The primary endpoint of the study was antipsychotic efficacy as measured by the mean change in the Neuropsychiatric Inventory—Nursing Home, or NPI-NH, Psychosis score (combined hallucinations and delusions domains) from baseline to week six of dosing. The study also assessed additional secondary endpoints, including the cognitive status of patients and the durability of response to pimavanserin, through week 12 of dosing.

Pimavanserin demonstrated efficacy on the primary endpoint of the -019 Study with a 3.76 point improvement in psychosis at week six compared to a 1.93 point improvement for placebo, representing a statistically significant treatment improvement in the NPI-NH Psychosis score (p=0.0451). Baseline mean scores for the pimavanserin and placebo treated groups were 9.52 and 10.00, respectively. Pimavanserin was generally well tolerated and the safety profile was consistent with what has been observed in previous studies. Based on a preliminary analysis of safety data, the most common adverse events reported were falls, urinary tract infection and agitation. The mortality rate was the same in the pimavanserin and placebo treatment groups. Over the course of 12 weeks of treatment, pimavanserin did not impair cognition as measured by the Mini-Mental State Examination, or MMSE, score and was similar to placebo. On the secondary endpoint of mean change in NPI-NH Psychosis score at week 12, pimavanserin maintained the improvement on psychosis observed at the week six primary endpoint, but did not statistically separate from placebo. The mean age of patients in the study was 86 years. Because it has been shown that common symptoms of psychosis in different dementia subtypes need not be etiologically related to respond to pharmacologic treatment, we believe that the results of the -019 Study in patients with AD Psychosis and observations of demented patients in our -020 Study in patients with PD Psychosis indicate that pimavanserin may be an effective treatment for the other subgroups of dementia-related psychosis. Results from this Phase 2 study in AD psychosis were presented at the 10th Clinical Trials on Alzheimer’s Disease (CTAD) Meeting on November 3, 2017 in Boston.

Additional clinical evidence for efficacy of pimavanserin in dementia-related psychosis was observed in our Phase 3 -020 Study in patients with Parkinson’s disease psychosis. Approximately a quarter of the patients enrolled in the -020 Study also suffered from mild dementia. In a pre-specified subgroup analysis of these patients, those treated with pimavanserin observed a significant improvement in psychosis compared to placebo. This effect was larger than the overall average effect observed in the study.

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

Most patients with schizophrenia in the United States today are treated with second-generation, or atypical, antipsychotics, which induce fewer motor disturbances than typical, or first-generation, antipsychotics, but still fail to address most of the negative symptoms of schizophrenia. In addition, currently prescribed treatments do not effectively address or may exacerbate cognitive disturbances associated with schizophrenia. It is believed that the efficacy of atypical antipsychotics is due to their interactions with dopamine and 5-HT2A receptors. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects. The side effects induced by the atypical agents may include weight gain, non-insulin dependent (type 2) diabetes, cardiovascular side effects, sleep disturbances, and motor disturbances. We believe that these side effects generally arise either from non-essential receptor interactions or from excessive dopamine blockade.

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

ENHANCE-1

In November 2016, we announced that we initiated ENHANCE-1, a Phase 3 study to evaluate pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to current antipsychotic therapy. According to the American Psychiatric Association, about 30 percent of patients with schizophrenia have inadequate response to antipsychotic medications, meaning that they exhibit improvement, but continue to have residual hallucinations or delusions. As a result, about 25 to 50 percent of schizophrenia patients are treated with two or more antipsychotics. This polypharmacy has led to increased dose-related side effects and complicated dosing regimens that can further contribute to poor treatment compliance and subsequent relapse in these patients. We believe pimavanserin, through its highly selective mechanism of action, could provide an important new option for adjunctive treatment of schizophrenia and improve clinical outcomes by both augmenting the efficacy of currently used antipsychotics and lessening the undesirable side effects associated with polypharmacy.

ENHANCE-1 is a Phase 3, six-week, randomized, double-blind, placebo-controlled, multi-center, outpatient study designed to examine the efficacy and safety of adjunctive use of pimavanserin in patients with schizophrenia who have not achieved an adequate response to their current antipsychotic treatment. Approximately 380 patients will be randomized to receive pimavanserin, or placebo, orally, once daily, in addition to their ongoing antipsychotic in a flexible dosing regimen. The starting daily dose of 20 mg of pimavanserin at baseline may be adjusted to 34 mg or 10 mg during the first three weeks of treatment. The primary endpoint of the study is the change from baseline to week six on the Positive and Negative Syndrome Scale, or PANSS, total score. Following participation in ENHANCE-1, patients will be eligible to enroll in a 52-week open-label extension study.

ADVANCE

In November 2016, we announced that we initiated ADVANCE, a Phase 2 study to evaluate pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia. Studies show that about 40 to 50 percent of schizophrenia patients suffer from prominent negative symptoms. While currently available antipsychotic treatments for schizophrenia target positive symptoms, most patients remain functionally impaired because of negative symptoms, cognitive deficits and limited social function. There is currently no drug approved by the FDA for the treatment of the negative symptoms of schizophrenia.

ADVANCE is a Phase 2, 26-week, randomized, double-blind, placebo-controlled, multi-center study designed to examine the efficacy and safety of adjunctive use of pimavanserin in patients with schizophrenia who have predominant negative symptoms. Approximately 380 patients will be randomized to receive either pimavanserin or placebo, orally, once daily, in addition to their ongoing antipsychotic in a flexible dosing regimen. The starting daily dose of 20 mg of pimavanserin at baseline may be adjusted to 34 mg or 10 mg during the first eight weeks of treatment. The primary endpoint of the study is the change from baseline to week 26 on the Negative Symptom Assessment-16, or NSA-16, total score. Following participation in ADVANCE, patients will be eligible to enroll in a 52-week open-label extension study.

Pimavanserin as an Adjunctive Treatment for Major Depressive Disorder

Major depressive disorder is a condition characterized by depressive symptoms, such as a depressed mood or a loss of interest or pleasure in daily activities for more than two weeks, as well as impaired social, occupational or other important functioning. Studies have shown that the majority of people who suffer from MDD do not respond to initial antidepressant therapy. Also, due to side effects of current therapies, many patients discontinue their medication, significantly increasing their chance of relapse. According to the NIMH, MDD affects approximately 16 million adults in the United States and is the leading cause of disability for ages 15-44.

Preclinical and clinical evidence suggests that the blockade of 5-HT2A receptors improves the clinical effects of selective serotonin reuptake inhibitors, or SSRIs. As an SSIA preferentially targeting 5-HT2A receptors, we believe use of pimavanserin as an adjunctive treatment for MDD may improve outcomes for patients with MDD.

In December 2016, we announced that we initiated CLARITY, a Phase 2, 10-week, randomized, double-blind, placebo-controlled, multi-center study designed to examine the efficacy and safety of adjunctive use of pimavanserin in patients with MDD who have an inadequate response to standard antidepressant therapy with either an SSRI or a serotonin norepinephrine reuptake inhibitor, or SNRI. Approximately 188 patients will be randomized to receive either 34 mg of pimavanserin or placebo, orally, once daily, in addition to their ongoing antidepressant for 10 weeks. The primary endpoint of the study is the change from baseline on the Hamilton Depression Rating Scale, or HAM-D, total score.

Pimavanserin Study in Patients with AD Agitation and/or Aggression

In October 2016, we announced that we initiated SERENE, a randomized, double-blind, placebo-controlled, multi-center outpatient Phase 2 study designed to examine the efficacy and safety of pimavanserin in AD Agitation. At that time, the study was designed to randomize approximately 430 patients with Alzheimer’s disease who have agitation and/or aggression symptoms to receive once daily oral doses of 34 mg pimavanserin, 20 mg pimavanserin or placebo for 12 weeks. The primary endpoint in the study is a reduction in total score on the Cohen-Mansfield Agitation Inventory, or CMAI. Following participation in SERENE, patients would be eligible to enroll in an open-label safety extension study. In October 2017, we announced that due to the potential overlap of clinical sites and study participants between the Phase 3 HARMONY dementia-related psychosis study and the SERENE study, that we had discontinued enrollment of new patients in the SERENE study. Patients already enrolled will complete the study as planned.

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

If approved, pimavanserin for the treatment of dementia-related psychosis would compete with off-label use of antipsychotic drugs, including risperidone and quetiapine, and drugs indicated for the treatment of Alzheimer’s disease and dementia in patients with Alzheimer’s disease, including Aricept, marketed by Eisai Inc. and Pfizer Inc., and Namenda, marketed by Forest Laboratories, LLC, a wholly-owned subsidiary of Actavis plc.

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

Intellectual Property

We currently hold 32 issued U.S. patents and 191 issued foreign patents. All of these patents originated from inventions made by us. In addition, we have 19 provisional and utility U.S. patent applications and 23 foreign patent applications.

Patents and other proprietary intellectual property rights are an essential element of our business. Our strategy is to file patent applications in the United States and any other country that represents an important potential commercial market to us. In addition, we seek to protect our technology, inventions and improvements to inventions that are important to the development of our business. Our patent applications claim proprietary technology, including chemical synthetic or manufacturing methods, novel drug targets and novel compounds, and compositions or methods of treatment identified using our technology.

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

Pimavanserin

Twenty-seven U.S. patents have been issued to us that relate to pimavanserin and NUPLAZID, including three that cover the compound generically and 19 that specifically cover pimavanserin, salts or polymorphs thereof, the use thereof for treating PD Psychosis, AD Psychosis, Alzheimer’s disease indications, schizophrenia, bipolar disorder, Lewy body dementia, sleep disorders, hallucinations, delusions and other methods of treatment. These patents also provide protection for certain methods of producing pimavanserin. The pimavanserin-specific patent is currently set to expire in June 2027. The patent that covers polymorphs of pimavanserin is currently set to expire in June 2028. The patents that cover pimavanserin generically expire in 2021. In the United States, we are permitted to extend the term of one U.S. patent for the pimavanserin product. Our estimation of the above patent terms includes patent term adjustments made by the U.S. Patent and Trademark Office, but not patent term extensions. These patent terms may be subject to change based on any given patent term extension or any terminal disclaimer that reduces patent term. We note that the U.S. patent laws are always changing and thus any modifications or new interpretations of the law may impact our patent terms. We have 75 issued foreign patents that specifically cover pimavanserin and polymorphs thereof, including patents in 34 European countries, Australia, Canada, China, Hong Kong, India, Japan, Mexico, New Zealand, Russia, Singapore and South Africa, which provide patent protection until 2024 and 2025, respectively. We continue to prosecute and file patent applications directed to pimavanserin and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide.

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

In the United States, drug product candidates intended for human use undergo laboratory and animal testing until adequate proof of safety is established. Clinical trials for new product candidates are then typically conducted in humans in three sequential phases that may overlap. Phase 1 trials involve the initial introduction of the product candidate into healthy human volunteers. The emphasis of Phase 1 trials is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population to determine the initial efficacy of the compound for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to more fully evaluate clinical outcomes. Before commencing clinical investigations in humans, we or our collaborators must submit an Investigational New Drug Application, or IND, to the FDA.

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

Before receiving FDA approval to market a potential product, we or our collaborators must demonstrate through adequate and well-controlled clinical studies that the potential product is safe and effective in the patient population that will be treated. In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless a waiver applies. If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, FDA approval may entail ongoing requirements for risk management, including post-marketing, or Phase 4, studies. Even if approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to payment of significant annual fees and continuing review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including labeling changes, warning letters, costly recalls or withdrawal of the product from the market.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, imposes obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information. In addition, the European Union, or EU, has established its own data security and privacy legal framework, including but not limited to Directive 95/46/EC, or the Data Protection Directive. The Data Protection Directive will be replaced starting in May 2018 with the recently adopted European General Data Protection Regulation, or GDPR, which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We currently conduct clinical trials in the EU and will need to be compliant with these requirements. We anticipate that over time we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

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

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1 percent and 13.0 percent of the average manufacturer price for branded and generic drugs, respectively;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133 percent of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50 percent (and 70 percent commencing January 1, 2019) point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. Congress also could consider additional legislation to repeal or repeal and replace other elements of the ACA. At this time, the full effect that the ACA will have on our business in the future remains unclear.

Other legislative changes have been proposed and adopted in the United States since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2 percent per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers.

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that we receive for NUPLAZID and any future approved products. We cannot predict what healthcare reform initiatives may be adopted in the future.

Research and Development Expenses

Our research and development expenses were $149.2 million, $99.3 million, and $73.9 million in 2017, 2016, and 2015, respectively.

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

We have contracted with Patheon Pharmaceuticals Inc., or Patheon, to manufacture NUPLAZID drug product tablets for commercial use in the United States. Under the manufacturing agreement, we have agreed to purchase from Patheon a specified percentage of our commercial requirements of NUPLAZID for the United States. The term of the manufacturing agreement ends in December 2020 and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated early pursuant to its terms. Each party may terminate the manufacturing agreement prior to expiration upon the uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or in the event of a continuing force majeure event affecting the other party. The manufacturing agreement will also terminate if we provide notice to Patheon that we no longer require manufacturing services because NUPLAZID has been discontinued. Additionally, we may terminate the manufacturing agreement, subject to certain limitations, if any regulatory authority takes any action or raises any objection that prevents us from continuing to commercialize NUPLAZID or takes an enforcement action against Patheon’s manufacturing site that relates to NUPLAZID or could reasonably be expected to adversely affect Patheon’s ability to supply NUPLAZID, if we determine to discontinue commercialization of NUPLAZID for safety or efficacy reasons, or if Patheon uses any debarred person in performing its service obligations under the manufacturing agreement. We also may terminate the manufacturing agreement for any other reason on three years’ prior notice to Patheon. Additionally, Patheon may terminate the manufacturing agreement if we assign the manufacturing agreement or any of our rights under the manufacturing agreement to a Patheon competitor.

We have also contracted with Catalent Pharma Solutions, LLC, or Catalent, to manufacture NUPLAZID drug product capsules for commercial use in the United States. Under the supply agreement, Catalent has agreed to manufacture and supply NUPLAZID 34 mg capsule drug product, referred to as NUPLAZID capsules, for our commercial use in the United States, Canada and Europe, and we have agreed to purchase from Catalent a specified percentage of our commercial requirements of NUPLAZID capsules for such territory, subject to a minimum annual purchase commitment of NUPLAZID capsules. Catalent will manufacture NUPLAZID capsules using API supplied by another third-party manufacturer. Under the supply agreement, Catalent will also perform specified validation services and assist us in obtaining regulatory approvals for Catalent’s manufacture of the NUPLAZID capsules. The term of the supply agreement extends for five years from the date that Catalent is first approved by a regulatory authority in the United States, Canada or Europe to produce NUPLAZID capsules, and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the supply agreement is terminated early pursuant to its terms. Either we or Catalent may terminate the supply agreement prior to expiration upon the bankruptcy or insolvency of the other party or upon an uncured material breach by the other party. We may terminate the supply agreement, subject to certain limitations, if any regulatory authority takes any enforcement or other action against Catalent’s facility which affects Catalent’s ability to manufacture NUPLAZID capsules, or takes any action or raises any objection that prevents us from manufacturing, importing, exporting, purchasing or selling NUPLAZID capsules, if we do not obtain regulatory approval of NUPLAZID capsules in the United States, if we determine not to launch or to discontinue commercialization of NUPLAZID capsules in the United States for safety or efficacy reasons, or if Catalent uses any debarred person in performing its service obligations under the supply agreement. We submitted an NDA to the FDA for the 34 mg capsule.

We sell NUPLAZID to a limited number of specialty pharmacies, or SPs, and specialty distributors, or SDs, which we collectively refer to as our customers. SPs subsequently dispense NUPLAZID to patients based on the fulfillment of a prescription and SDs subsequently sell NUPLAZID to government facilities, long-term care pharmacies, and in-patient hospital pharmacies. Four customers, each based in the United States, accounted for approximately 89 percent of our total revenue for the year ended December 31, 2017. We have retained third-party service providers to perform a variety of functions related to the distribution of NUPLAZID, including warehousing, customer service, order-taking, invoicing, collections, and shipment and returns processing.

Sales and Marketing

We have a U.S. sales force of approximately 150 sales specialists who are focused on promoting NUPLAZID to physicians who treat PD Psychosis patients, including neurologists, psychiatrists and long-term care physicians. This sales force is supported by an experienced sales leadership team of regional sales managers and account managers, and our experienced commercial team comprised of experienced professionals in marketing, access and reimbursement, managed markets, marketing research, commercial operations, and sales force planning and management. In addition, our commercial infrastructure includes capabilities in manufacturing, medical affairs, quality control, and compliance.

We launched NUPLAZID in May 2016, and our focus is to continue to establish NUPLAZID as the first choice, best choice for patients with PD Psychosis. In order to help us achieve this goal, we are continuing to increase awareness of NUPLAZID and PD Psychosis with a prescriber and patient education campaign consisting of key opinion leader speaker programs, attendance at medical meetings, multimedia campaigns, and direct-to-patient programs.

In selected markets outside of the United States in which NUPLAZID may be approved, if any, we may choose to commercialize NUPLAZID independently or by establishing one or more strategic alliances.

Long-Lived Assets

Our tangible long-lived assets, comprised of property plant and equipment totaled $2.7 million, $3.1 million, and $2.2 million as of December 31, 2017, 2016 and 2015, respectively. All of our tangible long-lived assets are located in the United States.

Employees

At December 31, 2017, we had approximately 425 employees. Of this workforce, approximately 135 employees were engaged in research and development activities, 85 were engaged in administrative activities such as finance, legal, and information technology, and 205 were engaged in sales, commercial operations and marketing. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

Successful commercialization of NUPLAZID is subject to many risks. Prior to NUPLAZID, we had never, as an organization, launched or commercialized any product, and there is no guarantee that we will be able to successfully commercialize NUPLAZID for its approved indication. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to refine and further develop the team in order to successfully commercialize NUPLAZID. Even if we are successful in developing our commercial team, there are many factors that could cause the commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it is especially difficult to estimate NUPLAZID’s market potential. The commercial success of NUPLAZID depends on the extent to which patients and physicians recognize and diagnose PD Psychosis and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PD Psychosis, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PD Psychosis is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID due to its “boxed” warning or for other reasons, the commercial potential of NUPLAZID will be limited. We have limited information about how physicians, patients and payors have responded and will respond to the pricing of NUPLAZID, including because as part of our initial launch strategy we provided free product as samples and through a 30-day free supply period of NUPLAZID, and do not know whether patients that initially use NUPLAZID will continue to do so after the sample or free supply period ends. Additionally, we have changed, and may continue to change, the price of NUPLAZID from time to time and, since April 2017, we have been providing free product for a 14-day period rather than a 30-day period, and we have limited information about how physicians, patients and payors have responded or will respond to these changes. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

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

While NUPLAZID (pimavanserin) has been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market NUPLAZID for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In the fourth quarter of 2016, we announced top-line results from a Phase 2 study with pimavanserin in Alzheimer’s disease psychosis, or AD Psychosis, as well as the initiation of clinical studies of pimavanserin in several other indications. In addition, in October 2017, we initiated a Phase 3 study of pimavanserin in dementia-related psychosis, an indication for which no drug has been approved. There is no guarantee that any of these studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve NUPLAZID for any of those indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PD Psychosis. In addition, strategic considerations need to be taken into account when determining whether and when to submit NUPLAZID for approval in other jurisdictions. For example, in the fourth quarter of 2016, the European Medicines Agency, or EMA, approved our proposed pediatric investigation plan related to our planned submission of a marketing authorization application, or MAA, for NUPLAZID in Europe. However, in light of our continuing clinical development of pimavanserin in indications other than in PD Psychosis, and the time-limited data exclusivity currently granted by the EMA that commences on first approval of a product in Europe, we deferred submission of the MAA and we do not yet have a revised estimate of when we will make that filing. If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency outside of the United States, we will never be able to commercialize NUPLAZID for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

Additionally, NUPLAZID is approved only for the treatment of hallucinations and delusions associated with PD Psychosis, rather than for the treatment of PD Psychosis and/or other symptoms of PD Psychosis, which may cause confusion for prescribing physicians. This confusion could result in physicians not prescribing NUPLAZID for patients diagnosed with PD Psychosis. In addition, the “boxed” warning may discourage physicians from prescribing NUPLAZID to patients diagnosed with PD Psychosis, including those with dementia.

In connection with the FDA approval, we committed to conduct the following post-marketing studies: (i) a randomized, placebo-controlled withdrawal study in PD Psychosis patients treated with NUPLAZID, (ii) studies to collect additional data to add to the NUPLAZID safety database from an aggregate of at least 500 predominantly frail and elderly subjects on NUPLAZID in one or more randomized, placebo-controlled studies of eight or more weeks duration, (iii) a drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer, and (iv) re-analysis of tissue samples from certain previously conducted pre-clinical studies. If we fail to comply with our post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing or planned clinical studies of NUPLAZID, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

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

NUPLAZID has only been studied in a limited number of patients and in limited populations. As we continue to commercialize NUPLAZID, it is becoming available to a much larger number of patients and in broader populations, and we do not know whether the results of NUPLAZID use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.

Prior to commencing our commercial launch of NUPLAZID in May 2016, NUPLAZID was administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal -020 Phase 3 trial with NUPLAZID for the treatment of PD Psychosis, or the -020 Study. While the FDA granted approval of NUPLAZID based on the data included in the NDA, including data from the -020 Study, we do not know whether the results when a large number of patients and broader populations are exposed to NUPLAZID, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of NUPLAZID that served as the basis for the approval of NUPLAZID. New data relating to NUPLAZID, including from adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of NUPLAZID from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing NUPLAZID marketing applications for indications other than in PD Psychosis and/or in other jurisdictions, or impose additional post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We currently have very limited experience as a company in marketing and distributing pharmaceutical products and rely on a limited network of third-party distributors and pharmacies to distribute NUPLAZID. If we are unable to effectively commercialize NUPLAZID, we may not be able to generate adequate product revenues.

NUPLAZID is our only drug that has been approved for sale by any regulatory body, and it became available for prescription in the United States on May 31, 2016. As such, we currently have limited experience commercializing pharmaceutical products as an organization. In order to successfully market NUPLAZID, we must continue to develop our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain and develop adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize NUPLAZID and may not become profitable.

We employ our own internal specialty sales force to commercialize NUPLAZID for the treatment of PD Psychosis as part of our commercialization strategy in the United States. We will need to refine and further develop our sales force as we continue our commercialization efforts, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully refine and further develop our sales force.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PD Psychosis, an indication for which no other FDA-approved pharmaceutical treatment exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PD Psychosis, the rate of diagnosis of PD Psychosis, the prevalence and rate of hallucinations and delusions in patients diagnosed with PD Psychosis, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PD Psychosis to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PD Psychosis. For these reasons, even if PD Psychosis occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PD Psychosis is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PD Psychosis, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PD Psychosis, instead of NUPLAZID. Additionally, NUPLAZID is approved only for the treatment of hallucinations and delusions associated with PD Psychosis, rather than for the treatment of PD Psychosis and/or other symptoms of PD Psychosis, which may cause confusion for prescribing physicians. This confusion could result in physicians not prescribing NUPLAZID for patients diagnosed with PD Psychosis. The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PD Psychosis. This warning may discourage physicians from prescribing NUPLAZID to patients diagnosed with PD Psychosis, including those with dementia. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PD Psychosis, issues may arise with respect to patient adherence and compliance rates. For example, the recommended dosing of NUPLAZID is two 17 mg tablets, taken together once a day. Patients may elect, whether at the direction of their physician or otherwise, to take only one tablet a day instead of two, to take tablets at different times during the day, or to otherwise not adhere to the recommended dosing, any of which could result in far lower efficacy. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it. Although we are currently developing and have submitted an NDA to the FDA for a 34 mg capsule for NUPLAZID to, among other things, try to mitigate this risk, it is not anticipated to be commercially available until the second half of 2018. We have also submitted a supplemental NDA, or sNDA, to the FDA for a 10 mg tablet

Thus, the commercial success of NUPLAZID depends on acceptance by patients and physicians, and there are a number of factors that could skew our or others’ estimates about prescribing behaviors and market adoption.

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

We expect that the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. Given that the current patient population for NUPLAZID is primarily Medicare beneficiaries, accelerating the closure of the coverage gap and the increase in the discount that must be paid, could have a significant impact on the Company’s business in 2019 and beyond. Congress also could consider additional legislation to repeal or repeal and replace other elements of the ACA. At this time, the full effect that the ACA will have on our business in the future remains unclear.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. cost control measures legislation has been enacted at the state level. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval.

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

Our operations are directly, and indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our sales, marketing, grants, charitable donations, and education programs and constrain the business or financial arrangements with healthcare providers, physicians, charitable foundations that support Parkinson’s disease patients generally, and other parties that have the ability to directly or indirectly influence the prescribing, ordering, marketing, or distribution of our products for which we obtain marketing approval. In addition, we are subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

•

analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers. and the European General Data Protection Regulation, or GDPR, which will become effective May 2018 and contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation, including companies like us that conduct clinical trials in the EU; we anticipate that over time we may expand our business operations to include additional operations in the EU and with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. For example, contributions to third-party charitable foundations are a current area of significant governmental and congressional scrutiny, and we could face action if a federal or state governmental authority were to conclude that our charitable contributions to foundations that support Parkinson’s disease patients generally are not compliant. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payors directly and our customers make the ultimate decision on how to submit claims, from time-to-time, for NUPLAZID, and any other product candidates that may be approved, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of NUPLAZID, or any other product candidates that may be approved, outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price, or AMP, and best price, or BP, for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty of $18,107 per day for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

We have experienced significant net losses since our inception. As of December 31, 2017, we had an accumulated deficit of approximately $1.2 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

Even though we began commercializing NUPLAZID in the United States in May 2016, we still expect to incur significant expenses and net losses for at least the next few years as we continue our commercialization efforts for NUPLAZID and pursue the further development of NUPLAZID and our product candidates. Substantially all of our revenues since May 2016 were from net product sales of NUPLAZID.

We expect that our near-term revenues will be substantially dependent on our ability to generate net product sales of NUPLAZID. To the extent that we cannot generate significant revenues from the sale of NUPLAZID to cover our expenses, including the significant expenses associated with commercializing NUPLAZID and continuing to develop pimavanserin in additional indications, we may never achieve profitability and/or may have to reduce our commercialization and/or research and development activities to become profitable, which would harm our future growth prospects. Additionally, to obtain revenues from product candidates other than NUPLAZID, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, manufacturing and marketing compounds with significant market potential. We may never succeed in these activities and may never generate revenues from our commercialization of NUPLAZID, or from other product candidates that may be approved, that are significant enough to achieve profitability.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our product candidates.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $341.3 million at December 31, 2017. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

The pivotal Phase 3 study with NUPLAZID for PD Psychosis, the results of which were announced in November 2012, was our first successful pivotal Phase 3 trial and there is no guarantee that future studies with pimavanserin will be successful.

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from the -020 Study. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with AD Psychosis. Even though we successfully completed this Phase 2 exploratory study, or the -019 Study, and the -020 Study, those results are not predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PD Psychosis, such as in dementia-related psychosis, schizophrenia, and depression. However, prior to the efficacy study that we initiated in October 2017, we had never tested pimavanserin in clinical studies where the primary outcome was for the broad indication of dementia-related psychosis, and prior to the study in major depressive disorder that we initiated in the fourth quarter of 2016, we had never tested pimavanserin in clinical studies in depression. Additionally, prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study, or that we will have the same level of success with pimavanserin in dementia-related psychosis or in other indications that we had with the ‑019 Study. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PD Psychosis or for other indications, including dementia-related psychosis, will be consistent with those from the -019 Study or -020 Study.

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

We conducted, and continue to revisit, our life-cycle planning project for pimavanserin that was initiated in 2015 and through which we have formulated a multi-year plan to develop pimavanserin in additional indications other than in PD Psychosis, including in dementia-related psychosis, schizophrenia and depression, as described above. Given the unique profile of pimavanserin, together with the list of potential indications we could pursue, this has been a substantial and important undertaking. Our life-cycle planning process will be ongoing as we evaluate appropriate indications for pimavanserin to pursue as we seek to maximize the opportunities for this compound. If our life-cycle planning and execution is not conducted successfully, then we may not realize the full value from pimavanserin or may devote substantial resources to develop pimavanserin for indications that are ultimately not successful or do not yield adequate returns. Furthermore, even though NUPLAZID is approved for the treatment of hallucinations and delusions associated with PD Psychosis, a failure in a subsequent study for another indication, including our ongoing studies in dementia-related psychosis, schizophrenia and depression, or a failure in our post-marketing studies could harm our ability to successfully market NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis or could lead to it being withdrawn from the market. If we are unable to develop pimavanserin for other indications, we may not be able to maximize the potential of the compound and that could have a material adverse effect on our future revenues and our success as a company.

Pimavanserin is currently in development for several additional indications other than in PD Psychosis, and development is a long, expensive and unpredictable process with a high risk of failure.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase 3 trial with NUPLAZID in 2009. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID could be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In October 2017, we initiated a Phase 3 study of pimavanserin in patients with dementia-related psychosis, and in the fourth quarter of 2016 we initiated both a Phase 2 and a Phase 3 study of pimavanserin as an adjunctive treatment in patients with schizophrenia as well as a Phase 2 study of pimavanserin as an adjunctive treatment in patients with major depressive disorder. We may plan and conduct additional studies in other indications in the future.

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

We previously have depended, and in the future may depend, on collaborations with third parties to develop and commercialize selected product candidates other than pimavanserin, and we have limited control over how those third parties conduct development and commercialization activities for such product candidates.

in the past, we have selectively entered into collaboration agreements with third parties. We relied on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates, and we had limited control over the amount and timing of resources that our collaborators devoted to our product candidates. We may choose to rely on collaborations in the future for certain portions of our pimavanserin program, or other product candidates, or for the commercialization of NUPLAZID in certain territories outside of the United States.

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

In addition, in our past collaborations, we generally have agreed not to conduct independently, or with any third party, any research that is directly competitive with the research conducted under the applicable program. Any collaborations we establish in the future may have the effect of limiting the areas of research that we may pursue, either alone or with others. Conversely, the terms of any collaboration we may establish in the future might not restrict our collaborators from developing, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by our collaborators or to which our collaborators have rights, may result in the allocation of resources by our collaborators to competing products and their withdrawal of support for our product candidates or may otherwise result in lower demand for our potential products.

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

We have contracted with Patheon Pharmaceuticals Inc. and Catalent Pharma Solutions, LLC to manufacture NUPLAZID drug product for commercial use in the United States. Additionally, we have contracted with Siegfried AG to manufacture active pharmaceutical ingredient, or API, to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for NUPLAZID drug product or NUPLAZID API. Even if we are able to enter into other long-term agreements with manufacturers for commercial supply on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. Additionally, if any of our product candidates in addition to NUPLAZID are approved by the FDA or other regulatory agencies for commercial sale, or if NUPLAZID is approved for commercial sale in jurisdictions outside the United States, we will need to contract with a third party to manufacture such products for commercial sale in the United States and/or in such other jurisdictions.

Even though we have agreements with Patheon and Catalent for the manufacture of NUPLAZID drug product and with Siegfried for the manufacture of NUPLAZID API for commercial use, and even if we successfully enter into long-term agreements with other manufacturers, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. Presently, we only have one supplier of API and one supplier for each form of drug product (tablet and capsule) for our NUPLAZID (pimavanserin) program. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market NUPLAZID or any of our product candidates. While we believe that there will be alternative sources available to manufacture NUPLAZID and our product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

The manufacturers of NUPLAZID and our product candidates, including Catalent, Patheon and Siegfried, are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs, and we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture NUPLAZID and our product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of NUPLAZID and any other product candidate that receives regulatory approval, negatively impact our commercialization of NUPLAZID, or lead to significant delays in the launch and commercialization of any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

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

As of December 31, 2017, we employed approximately 425 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

As we continue to grow as an organization, including by expanding our development efforts and building out our capabilities for the ongoing commercialization of NUPLAZID, we have implemented, and will continue to evaluate and may implement additional, changes to our organization that may be appropriate in order to properly manage and direct our growth as a commercial-stage company. These changes may include changes to the size and composition of our management and/or board of directors, as appropriate, to include individuals with substantial experience in managing or serving on the boards of directors of commercial-stage pharmaceutical companies. For example, during 2015 and 2016, five long-standing board members either resigned from the board or did not stand for re-election, and during approximately the same timeframe our board elected three new board members. We hired a new head of Regulatory Affairs in February 2017 and, in March 2017, we hired a new Chief Commercial Officer following the retirement of our prior chief commercial officer. In addition, in February 2018, our General Counsel announced that he would be leaving ACADIA. We may decide to hire other executive level employees as we grow. Any such significant changes to the organization may distract management or otherwise be disruptive to us as a company, which could harm our business.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current-year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2017, we had federal, state and foreign net operating loss carryforwards of $407.1 million, $340.0 million and $647.4 million, respectively. The majority of our net operating loss carryforwards will begin to expire, if not utilized, beginning in 2023. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Changes to U.S. and non-U.S. tax laws could materially adversely affect us.

During 2015, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to ACADIA Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary. Our goals for the establishment of ACADIA Pharmaceuticals GmbH, and the licensing of worldwide intellectual property rights for pimavanserin, include building a platform for long-term operational and financial efficiencies, including tax-related efficiencies. Future changes in U.S. and non-U.S. tax laws, including implementation of international tax reform relating to the tax treatment of multinational corporations, if enacted, may reduce or eliminate any potential financial efficiencies that we hope to achieve by establishing this operational structure. Additionally, taxing authorities, such as the U.S. Internal Revenue Service, may audit and otherwise challenge these types of arrangements, and have done so with other companies in the pharmaceutical industry. If any such changes in tax law are enacted, or our licensing of worldwide intellectual property rights for pimavanserin to our Swiss subsidiary is otherwise challenged, this could materially adversely affect our business. For example, we have been evaluating the impact of the December 2017 U.S. tax law changes on our current structure and future plans and may decide to make changes based on that evaluation.

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

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles. ASU 2014-09 is a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. We adopted this new standard for the year beginning January 1, 2018 and have elected to apply the new standard using the modified retrospective approach with the cumulative effect of initial application recognized as of January 1, 2018. We do not believe there will be a material impact on our results of operations from the adoption of this standard however, any difficulties in implementing this standard, or in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of product or collaboration revenue, our operating results could be significantly affected.

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

If our competitors develop and market products that are more effective than NUPLAZID or our product candidates, they may reduce or eliminate our commercial opportunity. update with marketing

Competition in the pharmaceutical and biotechnology industries is intense and expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the United States and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our drug development programs.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The parties agreed to a settlement in that case, which was approved by the court in January 2018. However, if we are not successful in defense of other future claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such future claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On April 1, 2016, we filed a registration statement covering the sale of up to 26,179,806 shares of our common stock, which includes 500,000 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of December 31, 2017, and which represent approximately 21 percent of our outstanding shares. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities (including approximately $43.0 million of shares that the Baker Entities purchased at the public offering price in our August 2016 public offering), will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

As of December 31, 2017, our primary facility consists of approximately 78,000 square feet of leased office space located in San Diego, California, the majority of which is leased through February 2019 with the remainder leased through May 2020. We also lease a facility in Princeton, New Jersey that covers approximately 15,000 square feet of office space. We believe that any additional space we may require to accommodate our growing organization will be available on commercially reasonable terms.

Item 3.	Legal Proceedings.

In March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California, or the Court, against us and certain of our current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiffs, and assigning lead counsel. On November 16, 2015, lead plaintiffs filed a consolidated complaint with the Court which, like the prior complaints, accused the defendants of making materially false and misleading statements regarding the anticipated timing of our planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, the defendants filed a motion to dismiss the consolidated complaint. On September 19, 2016, the Court issued an order denying the motion to dismiss the consolidated complaint. On March 13, 2017, the parties signed a Stipulation of Settlement setting forth the terms of the proposed settlement. On June 9, 2017, the Court preliminarily approved the settlement, or the Preliminary Approval Order. Among other things, the Preliminary Approval Order set an opt-out deadline of August 29, 2017; an objection deadline of September 13, 2017; and a final approval hearing for October 3, 2017. . On August 29, 2017, lead plaintiffs filed a motion for final approval of the settlement and a motion for attorneys’ fees and expenses. On October 3, 2017, the Court continued the hearing so that, among other things, lead plaintiffs could submit additional documents in support of final approval. On January 22, 2018, the Court issued an order granting the final approval motions and entered final judgment in the consolidated action.

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

2017	High	Low
First Quarter	$40.83	$28.53
Second Quarter	$36.20	$25.06
Third Quarter	$38.54	$26.41
Fourth Quarter	$41.20	$26.01

2016	High	Low
First Quarter	$35.20	$16.64
Second Quarter	$42.49	$26.50
Third Quarter	$38.08	$30.50
Fourth Quarter	$31.70	$20.68

As of January 31, 2018, there were 124,701,944 shares of common stock outstanding held by approximately 30 stockholders of record. Many stockholders hold their shares in street name and we believe that there are approximately 44,000 beneficial owners of our common stock.

Performance Graph

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2012 through December 31, 2017 in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq U.S. Benchmark TR Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

Dividend Policy

To date, we have not paid any cash dividends on our common stock, and we do not intend to pay any dividends in the foreseeable future. Instead, we intend to retain any future earnings to fund the development and growth of our business.

Recent Sales of Unregistered Securities

In October and November 2017, we issued an aggregate of 1,408,570 shares of our common stock pursuant to the exercise of warrants issued by us to investors in our January 2011 private placement of common stock and warrants. The warrants were exercisable for up to 1,465,968 shares of our common stock at an exercise price of $1.38 per share. The investors exercised the warrants in full on a cashless basis, resulting in us withholding 57,398 shares of our common stock as payment for the exercise price. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2017 and 2016 and the related consolidated statements of operations for each of the three years ended December 31, 2017 and related notes appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$124,901	$17,327	$—	$—	$—
Collaborative revenue	—	4	61	120	1,145
Total revenues	124,901	17,331	61	120	1,145
Operating expenses:
Cost of product sales	9,077	3,075	—	—	—
License fees and royalties	3,983	1,331	2,500	—	—
Research and development	149,189	99,284	73,869	60,602	26,722
Selling, general and administrative	255,062	186,456	88,304	32,748	12,720
Total operating expenses	417,311	290,146	164,673	93,350	39,442
Loss from operations	(292,410)	(272,815)	(164,612)	(93,230)	(38,297)
Interest income, net	4,126	2,763	499	755	349
Loss before income taxes	(288,284)	(270,052)	(164,113)	(92,475)	(37,948)
Income tax expense	1,119	1,341	330	—	—
Net loss	$(289,403)	$(271,393)	$(164,443)	$(92,475)	$(37,948)
Net loss per common share, basic and diluted	$(2.36)	$(2.34)	$(1.63)	$(0.95)	$(0.44)
Weighted average common shares outstanding, basic and diluted	122,600	115,858	100,630	97,248	85,715

	At December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$341,342	$529,036	$215,132	$322,486	$185,790
Working capital	324,447	505,312	197,087	308,784	181,381
Total assets	384,506	561,153	221,896	325,458	189,118
Total stockholders’ equity	335,285	518,411	199,762	309,489	182,131

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements, which involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID® (pimavanserin) and from our drug candidates, the potential market opportunities for pimavanserin and our drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Forward-looking statements are not guarantees of performance. Actual results or events may differ materially from those anticipated in our forward-looking statements as a result of various factors, including those set forth under the section captioned “Risk Factors” elsewhere in this report. Information in the following discussion for a yearly period means for the year ended December 31 of the indicated year.

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

We also believe schizophrenia represents a disease with multiple unmet or ill-served needs and we are currently exploring the utility of pimavanserin in this area. Despite a large number of FDA-approved therapies for schizophrenia, current drugs do not adequately address some very important symptoms of schizophrenia, such as the inadequate response to current antipsychotic treatment of psychotic symptoms and negative symptoms. In the fourth quarter of 2016, we initiated two studies evaluating the adjunctive use of pimavanserin in patients with schizophrenia. ENHANCE-1 is a Phase III study evaluating pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to their current antipsychotic therapy. ADVANCE is a Phase II study evaluating pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia.

Depression is another disorder with a high unmet need that we believe represents an attractive development opportunity for pimavanserin. Preclinical and clinical studies have shown that patients with depression often do not receive adequate relief from an antidepressant medication, and, due to side effects of currently available therapies, many patients discontinue their medication, significantly increasing their chance of relapse. Preclinical and clinical evidence suggests 5-HT2A antagonism may be an effective adjunctive therapy to first-line antidepressants. In the fourth quarter of 2016, we initiated CLARITY, a Phase II study evaluating pimavanserin for adjunctive treatment in patients with major depressive disorder, or MDD, who have an inadequate response to standard antidepressant therapy. We expect to report top-line results from the CLARITY study in the second half of 2018.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. Our selling, general and administrative expenses have also increased significantly in connection with the preparation for, and support of, the launch of our first product, NUPLAZID. As of December 31, 2017, we had an accumulated deficit of $1.2 billion. We expect to continue to incur operating losses for at least the next few years as we advance our programs and incur significant development and commercialization costs.

Financial Operations Overview

Product and Collaborative Revenues

Net product sales consist of sales of NUPLAZID, our first and only commercial product to date. The FDA approved NUPLAZID in April 2016 and we launched the product in the United States in May 2016. Prior to the generation of revenue from NUPLAZID, our revenues had been generated substantially from payments under our collaboration agreements.

Cost of Product Sales

Cost of product sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of NUPLAZID. Cost of product sales may also include period costs related to certain inventory manufacturing services, excess or obsolete inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses by project for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Costs of external service providers:
NUPLAZID (pimavanserin)	$83,402	$53,622	$40,506
Other programs	505	518	890
Subtotal	83,907	54,140	41,396
Internal costs	38,797	27,094	20,302
Stock-based compensation	26,485	18,050	12,171
Total research and development	$149,189	$99,284	$73,869

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within dementia-related psychosis, schizophrenia and depression. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PD Psychosis, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PD Psychosis, including our studies within dementia-related psychosis, schizophrenia and depression indications. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and other related costs, including stock-based compensation expense, for our commercial personnel, including our specialty sales force, our medical education professionals, and our personnel serving in executive, finance, business development, and business operations functions. Also included in selling, general and administrative expenses are fees paid to external service providers to support our commercial activities associated with NUPLAZID, professional fees associated with legal and accounting services, costs associated with patents and patent applications for our intellectual property and charitable donations to independent charitable foundations that support Parkinson’s disease patients generally. We expect our selling, general and administrative expenses to increase in future periods to support commercial activities associated with NUPLAZID and our further development of pimavanserin in additional indications other than PD Psychosis.

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

Revenue Recognition

Product Sales, Net

Our net product sales consist of U.S. sales of NUPLAZID and are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title to the product and associated risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. NUPLAZID was approved by the FDA on April 29, 2016 and we commenced shipments of NUPLAZID to specialty pharmacies, or SPs, and specialty distributors, or SDs, in May 2016. Prior to April 1, 2017, we utilized the “sell-through” revenue recognition model with respect to sales of NUPLAZID, meaning that we deferred the recognition of revenue from sales of NUPLAZID until product was dispensed to patients by SPs or sold to government facilities and long-term care and in-patient hospital pharmacies by SDs. In the second quarter of 2017, we determined we had sufficient volume of activity to reasonably estimate our allowances for rebates and chargebacks, and began recognizing NUPLAZID revenue using the “sell-in” revenue recognition model pursuant to which we recognize NUPLAZID revenue at the point of sale to the SPs and SDs. Product shipping and handling costs are included in cost of product sales.

We recognize revenue from product sales net of the following allowances and reflect each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The estimated fair values of stock options or purchase plan rights are then expensed over the vesting period.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our development of pimavanserin in additional indications other than PD Psychosis, the progress and timing of expenditures related to studies pursuant to our post-marketing commitments, and the timing and amount of payments received pursuant to collaborations. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Years Ended December 31, 2017 and 2016

Product Sales, Net

Net product sales, comprised of NUPLAZID, which we launched in May 2016, were $124.9 million and $17.3 million in 2017 and 2016, respectively. Net product sales for the year ended 2017 increased as compared to the year ended 2016 due to continued growth in sales of NUPLAZID since its launch in mid-2016 and a higher average sales price for NUPLAZID in 2017 as compared to 2016.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2017 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Rebates, Co-Pay Assistance & Returns	Total
Balance at December 31, 2016	$201	$1,798	$1,999
Provision related to current period sales	12,837	10,905	23,742
Credits/payments for current period sales	(12,591)	(7,560)	(20,151)
Credits/payments for prior period sales	(201)	(1,798)	(1,999)
Balance at December 31, 2017	$246	$3,345	$3,591

Cost of Product Sales

Cost of product sales was $9.1 million and $3.1 million in 2017 and 2016, respectively, or approximately 7% and 18% of net product sales. Costs of sales increased for the year ended December 31, 2017 as compared to 2016 due to lower manufacturing levels, resulting in lower inventory cost absorption, and greater sales volume. Additionally, with the launch of NUPLAZID in mid-2016, costs of sales were not incurred for the entire fiscal year in 2016. The cost of product sales as a percentage of net sales decreased during 2017 as compared to 2016 due primarily to the increased sales volume in 2017, partially offset by a charge of $0.7 million in 2017 to reduce certain finished goods inventory to its net realizable value. Product sold during 2017 and 2016 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins in 2017 and 2016.

License Fees and Royalties

License fees and royalties were $4.0 million and $1.3 million in 2017 and 2016, respectively, and include amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016 and royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. The increase in license fees and royalties was due to the increase in sales volume during 2017.

Research and Development Expenses

Research and development expenses increased to $149.2 million in 2017, including $26.5 million in stock-based compensation, from $99.3 million in 2016, including $18.1 million in stock-based compensation. The increase in research and development expense was due to an increase of $29.8 million in external service costs and an increase of $20.1 million in personnel and related costs, including stock compensation expense, associated with our expanded research and development organization. The increase in external service costs was primarily due to increased clinical costs associated with the development of pimavanserin in indications other than PD Psychosis, including Alzheimer’s disease, dementia-related psychosis, schizophrenia, and depression.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $255.1 million in 2017, including $45.3 million in stock-based compensation, from $186.5 million in 2016, including $36.0 million in stock-based compensation. The increase in selling, general and administrative expenses was due to an increase of $36.4 million in external service costs and an increase of $32.2 million in personnel and related costs, including stock compensation expense. The increase in external service costs was primarily due to additional charitable contributions to independent charitable foundations that support Parkinson’s disease patients generally made during the year ended December 31, 2017 compared to the year ended December 31, 2016, as well as an increase in advertising expense related to our direct-to-consumer advertising program. The increase in personnel and related costs was largely due to costs associated with our specialty sales force that we hired in the second quarter of 2016 and further expanded in the first half of 2017.

Comparison of the Years Ended December 31, 2016 and 2015

Product Sales, Net

Net product sales were $17.3 million in 2016 and were comprised of sales of NUPLAZID which was approved by the FDA on April 29, 2016 and launched in May 2016. No similar net product sales were recognized in 2015.

During the initial launch period, we deferred the recognition of revenue from sales of NUPLAZID until product was dispensed to patients by the SPs or sold to government facilities and long-term care and in-patient hospital pharmacies by the SDs. At December 31, 2016, deferred product revenue of $2.6 million was recorded as a liability on our consolidated balance sheet, net of distribution fees.

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

Research and Development Expenses

Research and development expenses increased to $99.3 million in 2016, including $18.1 million in stock-based compensation, from $73.9 million in 2015, including $12.2 million in stock-based compensation. The increase in research and development expense was due to an increase of $12.7 million in personnel and related costs, including stock compensation expense, associated with our expanded research and development organization and an increase of $12.7 million in external service costs. The increase in external service costs was due to increased clinical costs related to the development of pimavanserin in indications other than PD Psychosis as well as costs associated with the FDA’s Psychopharmacologic Drugs Advisory Committee meeting that occurred in the first quarter of 2016. These increases were partially offset by a decrease in manufacturing development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $186.5 million in 2016, including $36.0 million in stock-based compensation, from $88.3 million in 2015, including $28.0 million in stock-based compensation. The increase in selling, general and administrative expenses was due to an increase of $53.8 million in external service costs and an increase of $44.4 million in personnel and related costs, inlcuding stock compensation expense. The increase in external service costs was primarily due to preparations for, and support of, the launch of NUPLAZID and related commercial activities, as well as additional medical education programs. The increase in personnel and related costs was primarily driven by costs associated with the hiring of our specialty sales force in April 2016. These increases were partially offset by a one-time expense of $9.6 million incurred in 2015 in connection with the transition agreement with our former Chief Executive Officer entered into upon his retirement in March 2015. Included in this compensation expense of $9.6 million was $9.0 million in stock-based compensation expense.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income, and, since 2016, with revenues from sales of NUPLAZID. In January and August 2016, we raised total net proceeds of approximately $497.5 million in follow-on public offerings, and in 2014 we raised net proceeds of $196.8 million in a public offering of our common stock. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned commercial activities for NUPLAZID, our ongoing and planned development activities for pimavanserin in additional indications other than PD Psychosis, and studies to be conducted pursuant to our post-marketing commitments. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next twelve months.

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

At December 31, 2017, we had $341.3 million in cash, cash equivalents, and investment securities, compared to $529.0 million at December 31, 2016. This $187.7 million decrease in cash, cash equivalents, and investment securities during 2017 was primarily due to our cash used in operations partially offset by proceeds from stock option exercises. Net cash used in operating activities increased to $217.9 million in 2017 compared to $210.4 million in 2016 and $121.8 million in 2015. The increase in net cash used in operating activities in 2017 relative to 2016 was primarily due to the expansion of our research and development activities and additional costs to support the commercialization of NUPLAZID in 2017 as compared to 2016 and 2015.

Net cash provided by investing activities totaled $92.5 million in 2017 compared to net cash used in investing activities of $261.9 million in 2016 and net cash provided by investing activities of $147.6 million in 2015. Net cash provided by investing activities in 2017 compared to the net cash used in investing activities in 2016 was primarily due to a decrease in purchases of investment securities attributable to cash used to fund operations. Net cash used in investing activities in 2016 compared to the net cash provided by investing activities in 2015 was primarily due to an increase in purchases of investment securities attributable to the January and August 2016 follow-on public offerings that contributed approximately $497.5 million in total net proceeds available for investment.

Net cash provided by financing activities decreased to $31.2 million in 2017 compared to $533.8 million in 2016 and increased compared to $14.5 million in 2015. The decrease in net cash provided by financing activities in 2017 relative to 2016 was primarily attributable to the January and August 2016 follow-on public offerings that contributed approximately $497.5 million in total net proceeds in 2016, with no comparable offerings in 2017. The increase in net cash provided by financing activities in 2016 relative to 2015 was primarily attributable to the January and August 2016 follow-on public offerings that contributed approximately $497.5 million in total net proceeds. Also contributing to the increase in net cash provided by financing activities in 2016 relative to 2015 was an increase of $6.6 million in proceeds from stock option exercises and purchases under our employee stock purchase plan, and $14.3 million received pursuant to a settlement agreement with prior 10% stockholders who sold shares of our stock in 2013, as described in Item 15 of Part IV, “Notes to Consolidated Financial Statements — Note 6 — Stockholders’ Equity”.

Contractual Obligations

The following is a summary of our long-term contractual obligations as of December 31, 2017 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$3,868	$2,529	$1,339	$—	$—
Other long-term contractual obligations	1,862	1,312	550	—	—
Total	$5,730	$3,841	$1,889	$—	$—

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

Opinion on Internal Control over Financial Reporting

We have audited ACADIA Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  In our opinion, ACADIA Pharmaceuticals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of ACADIA Pharmaceuticals Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15a(2) of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Diego, California

February 27, 2018

Item 9B.	Other Information.

On February 22, 2018, Glenn F. Baity, our Executive Vice President, General Counsel and Secretary, informed us that, following a transition period, he will be leaving ACADIA to enter the next phase of his career and pursuing other business interests and challenges. ACADIA is commencing a search for Mr. Baity’s replacement as General Counsel and Mr. Baity will be an integral part of that process and in assisting with the transition. No definitive departure date for Mr. Baity is known at this time.

On February 22, 2018, we entered into a commercial supply agreement with Catalent Pharma Solutions, LLC, or Catalent, for the manufacture of NUPLAZID drug product capsules for commercial use in the United States. Under the supply agreement, Catalent has agreed to manufacture and supply NUPLAZID 34 mg capsule drug product, referred to as NUPLAZID capsules, for our commercial use in the United States, Canada and Europe, and we have agreed to purchase from Catalent a specified percentage of our commercial requirements of NUPLAZID capsules for such territory, subject to a minimum annual purchase commitment of NUPLAZID capsules. Catalent will manufacture NUPLAZID capsules using API supplied by another third-party manufacturer. Under the supply agreement, Catalent will also perform specified validation services and assist us in obtaining regulatory approvals for Catalent’s manufacture of the NUPLAZID capsules. The term of the supply agreement extends for five years from the date that Catalent is first approved by a regulatory authority in the United States, Canada or Europe to produce NUPLAZID capsules, and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the supply agreement is terminated early pursuant to its terms. Either we or Catalent may terminate the supply agreement prior to expiration upon the bankruptcy or insolvency of the other party or upon an uncured material breach by the other party. We may terminate the supply agreement, subject to certain limitations, if any regulatory authority takes any enforcement or other action against Catalent’s facility which affects Catalent’s ability to manufacture NUPLAZID capsules, or takes any action or raises any objection that prevents us from manufacturing, importing, exporting, purchasing or selling NUPLAZID capsules, if we do not obtain regulatory approval of NUPLAZID capsules in the United States, if we determine not to launch or to discontinue commercialization of NUPLAZID capsules in the United States for safety or efficacy reasons, or if Catalent uses any debarred person in performing its service obligations under the supply agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2018 (our “Proxy Statement”) and is incorporated in this report by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.acadia-pharm.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Stockholders may request a free copy of the Code of Business Conduct and Ethics from our compliance department c/o ACADIA Pharmaceuticals Inc., 3611 Valley Centre Drive, Suite 300, San Diego, CA 92130.

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

1. The following financial statements of ACADIA Pharmaceuticals Inc. and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in this report:

2. List of financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to certain purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.2[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.3[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2017).

10.4[a]	Forms of agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2016).

10.5[a]	2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 10, 2016).

10.6[a]	Offerings under the 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2017).

10.7[a]	Employment Offer Letter, dated July 25, 2016, between the Registrant and Todd S. Young (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2016).

10.8[a]	Employment Agreement, dated March 16, 2010, between the Registrant and Glenn F. Baity (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed March 10, 2011).

Exhibit Number	Description

10.9[a]

Employment Offer Letter, dated February 24, 2017, between the Registrant and Michael J. Yang (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2017).

10.10[a]

Employment Agreement, dated September 1, 2015, between the Registrant and Stephen Davis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 3, 2015).

10.11[a]

Employment Offer Letter, dated October 28, 2015, between the Registrant and Srdjan Stankovic (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2016).

10.12[a]	Description of Executive Officer Annual Incentive Cash Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed March 18, 2016).

10.13[a]	Management Severance Benefit Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.14[a]	Amended and Restated Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.15[a]	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2017).

10.16[b]

Master Manufacturing Services Agreement and Product Agreement, dated August 3, 2015, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2015).

10.17[b]

First Amendment to Product Agreement, dated April 25, 2016, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 4, 2016).

10.18[b]

Second Amendment to Product Agreement, dated October 6, 2016, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2016).

10.19[b]	Third Amendment to Product Agreement, dated December 11, 2017, by and between the Registrant and Patheon Pharmaceuticals Inc.

10.20[b]

Master Services Agreement, dated December 15, 2016, by and between ACADIA Pharmaceuticals GmbH and Siegfried AG and its affiliates, and Attachment #1, Attachment #2 and Attachment #3 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2017).

10.21[b]

Change Order #1 to Master Services Agreement Attachment #1, dated January 3, 2017, by and between ACADIA Pharmaceuticals GmbH and Siegfried AG (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2017).

10.22[b]

Attachment #4, Attachment #5 and Attachment #6, each dated May 12, 2017, to the Master Services Agreement, dated December 15, 2016, by and between ACADIA Pharmaceuticals GmbH and Siegfried AG and its affiliates (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2017).

10.23[b]	Commercial Supply Agreement, dated February 22, 2018, by and between the Registrant and Catalent Pharma Solutions, LLC.

10.24

Registration Rights Agreement, dated January 6, 2016, between the Registrant and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2016).

10.25[b]

Sublease Agreement, effective November 13, 2014, between the Registrant and Trion Worlds, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, filed February 26, 2015).

10.26

Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.27[b]

License Agreement, dated November 30, 2006, by and between the Registrant and Société de Conseils, de Recherches et d’Applications Scientifiques SAS, a French corporation member of the Ipsen Group (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

Exhibit Number	Description
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

ACADIA Pharmaceuticals Inc.

/s/ Stephen Davis
Stephen Davis President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: February 27, 2018

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Stephen Davis, his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN DAVIS Stephen Davis	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018

/S/ TODD YOUNG Todd Young	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018

/S/ STEPHEN BIGGAR Stephen Biggar	Chairman of the Board	February 27, 2018

/S/ JULIAN BAKER Julian Baker	Director	February 27, 2018

/S/ LAURA BREGE Laura Brege	Director	February 27, 2018

/S/ JAMES DALY James Daly	Director	February 27, 2018

/S/ EDMUND HARRIGAN Edmund Harrigan	Director	February 27, 2018

/S/ DANIEL SOLAND Daniel Soland	Director	February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

ACADIA Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ACADIA Pharmaceuticals Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Diego, California

February 27, 2018

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$69,418	$163,620
Investment securities, available-for-sale	271,924	365,416
Accounts receivable, net	17,343	5,903
Interest and other receivables	1,087	1,237
Inventory	5,248	4,175
Prepaid expenses	8,457	7,546
Total current assets	373,477	547,897
Property and equipment, net	2,662	3,081
Intangible assets, net	5,538	7,015
Restricted cash	2,475	2,375
Other assets	354	785
Total assets	$384,506	$561,153
Liabilities and stockholders’ equity
Accounts payable	$8,786	$3,912
Accrued liabilities	40,244	36,029
Deferred revenue	—	2,644
Total current liabilities	49,030	42,585
Long-term liabilities	191	157
Total liabilities	49,221	42,742
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at December 31, 2017 and December 31, 2016; 124,410,552 shares and 121,367,169 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	12	12
Additional paid-in capital	1,559,343	1,452,272
Accumulated deficit	(1,223,671)	(933,979)
Accumulated other comprehensive (loss) income	(399)	106
Total stockholders’ equity	335,285	518,411
Total liabilities and stockholders’ equity	$384,506	$561,153

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues
Product sales, net	$124,901	$17,327	$—
Collaborative revenue	—	4	61
Total revenues	124,901	17,331	61
Operating expenses
Cost of product sales	9,077	3,075	—
License fees and royalties	3,983	1,331	2,500
Research and development	149,189	99,284	73,869
Selling, general and administrative	255,062	186,456	88,304
Total operating expenses	417,311	290,146	164,673
Loss from operations	(292,410)	(272,815)	(164,612)
Interest income, net	4,126	2,763	499
Loss before income taxes	(288,284)	(270,052)	(164,113)
Income tax expense	1,119	1,341	330
Net loss	$(289,403)	$(271,393)	$(164,443)
Net loss per common share, basic and diluted	$(2.36)	$(2.34)	$(1.63)
Weighted average common shares outstanding, basic and diluted	122,600	115,858	100,630

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(289,403)	$(271,393)	$(164,443)
Other comprehensive gain (loss):
Unrealized (loss) gain on investment securities	(499)	94	13
Foreign currency translation adjustments	(6)	1	7
Comprehensive loss	$(289,908)	$(271,298)	$(164,423)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(289,403)	$(271,393)	$(164,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	75,532	55,265	40,194
Amortization of premiums and accretion of discounts on investment securities	(291)	89	(2,060)
Amortization of intangible assets	1,477	985	—
Depreciation	1,236	843	647
Income tax benefit from exercise of stock options	—	(596)	(247)
Loss on disposal of assets	4	5	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,440)	(5,903)	—
Interest and other receivables	150	401	(674)
Inventory	(1,012)	(3,305)	—
Prepaid expenses and other current assets	(911)	(4,731)	(804)
Restricted cash	(100)	(2,000)	(375)
Other assets	431	(456)	(42)
Accounts payable	4,874	2,240	(344)
Accrued liabilities	4,206	15,579	6,256
Deferred revenue	(2,644)	2,644	—
Long-term liabilities	34	(75)	97
Net cash used in operating activities	(217,857)	(210,408)	(121,795)
Cash flows from investing activities
Purchases of investment securities	(478,818)	(683,355)	(269,486)
Maturities of investment securities	572,103	430,937	419,197
Intangible assets	—	(8,000)	—
Purchases of property and equipment	(812)	(1,506)	(2,141)
Net cash provided by (used in) investing activities	92,473	(261,924)	147,570
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	31,188	518,896	14,547
Proceeds from settlement agreement	—	14,320	—
Deferred offering costs	—	—	(292)
Income tax benefit from exercise of stock options	—	596	247
Net cash provided by financing activities	31,188	533,812	14,502
Effect of exchange rate changes on cash	(6)	2	7
Net (decrease) increase in cash and cash equivalents	(94,202)	61,482	40,284
Cash and cash equivalents at beginning of period	163,620	102,138	61,854
Cash and cash equivalents at end of period	$69,418	$163,620	$102,138
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,367	$365	$415
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$9	$220	$156
Stock-based compensation capitalized in inventory	$(61)	$870	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2014	100,047,331	$10	$807,631	$(498,143)	$(9)	$309,489
Issuance of common stock from exercise of stock options	1,822,578	—	12,991	—	—	12,991
Issuance of common stock pursuant to employee stock purchase plan	68,793	—	1,556	—	—	1,556
Income tax benefit from exercise of stock options	—	—	247	—	—	247
Deferred offering costs	—	—	(292)	—	—	(292)
Net loss	—	—	—	(164,443)	—	(164,443)
Stock-based compensation	—	—	40,194	—	—	40,194
Other comprehensive income	—	—	—	—	20	20
Balances at December 31, 2015	101,938,702	$10	$862,327	$(662,586)	$11	$199,762
Issuance of common stock in public offering, net of issuance costs	17,314,523	2	497,763	—	—	497,765
Issuance of common stock from exercise of stock options	1,977,661	—	18,000	—	—	18,000
Issuance of common stock pursuant to employee stock purchase plan	136,283	—	3,131	—	—	3,131
Income tax benefit from exercise of stock options	—	—	596	—	—	596
Proceeds from settlement agreement	—	—	14,320	—	—	14,320
Net loss	—	—	—	(271,393)	—	(271,393)
Stock-based compensation	—	—	56,135	—	—	56,135
Other comprehensive income	—	—	—	—	95	95
Balances at December 31, 2016	121,367,169	$12	$1,452,272	$(933,979)	$106	$518,411
Issuance of common stock from exercise of stock options	1,442,411	—	26,665	—	—	26,665
Issuance of common stock pursuant to employee stock purchase plan	192,402	—	4,522	—	—	4,522
Issuance of common stock from exercise of warrants on a net issuance basis	1,408,570	—	—	—	—	—
Net loss	—	—	—	(289,403)	—	(289,403)
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	—	(289)	—	(289)
Stock-based compensation	—	—	75,884	—	—	75,884
Other comprehensive loss	—	—	—	—	(505)	(505)
Balances at December 31, 2017	124,410,552	$12	$1,559,343	$(1,223,671)	$(399)	$335,285

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

On April 29, 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s first drug, NUPLAZID® (pimavanserin), for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis (“PD Psychosis”). NUPLAZID became available for prescription in the United States on May 31, 2016. Accordingly, the Company’s financial statements for 2017 and 2016 include product revenue and other transactions related to the commercialization of NUPLAZID that did not exist in prior years.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At December 31, 2017, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

Inventory

Inventory, consisting of raw material and finished goods, is stated at the lower of cost or estimated net realizable value. The Company uses a combination of standard and actual costing methodologies to determine the cost basis for its inventories which approximates actual costs. Inventory is valued on a first-in, first-out basis and includes third-party manufacturing costs, freight, and indirect overhead costs. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of NUPLAZID, all costs related to the manufacturing of NUPLAZID were charged to research and development expense in the period incurred. At December 31, 2017 the Company had an immaterial amount of zero-cost raw material that was available for use in the manufacturing of commercial product. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During 2017, the Company recorded a charge of $0.7 million to reduce certain finished goods inventory to its net realizable value. No such charges were recorded in 2016 or 2015.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2017, no such impairment losses have been recorded by the Company.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $1.5 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively. No such amortization was incurred during the year ended December 31, 2015. As of December 31, 2017, estimated future amortization expense related to the Company’s intangible asset was $1.5 million for each of 2018, 2019 and 2020, and $1.0 million for 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, are expensed to license fees and royalties as revenue from product sales is recognized.

Advertising Expense

In connection with the FDA approval and commercial launch of NUPLAZID in 2016, the Company began to incur advertising costs. Advertising costs are expensed when services are performed or goods are delivered. The Company incurred $15.6 million and $1.6 million in advertising costs in 2017 and 2016, respectively, related to its marketed product, NUPLAZID. No advertising costs were capitalized as prepaid expenses at December 31, 2017 or 2016.

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

The Company recognizes revenue from product sales net of the following allowances and reflects each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:

Distribution Fees: Distribution fees include distribution service fees paid to the SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (“WAC”), fees for data, and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company does not currently have any of its own manufacturing facilities, and therefore it depends on an outsourced manufacturing strategy for the production of NUPLAZID for commercial use and for the production of its product candidates for clinical trials. The Company has contracts in place with two third-party manufacturers of drug product, one that is approved for the commercial production of NUPLAZID tablets and one that still requires approval for commercial production of capsules, and one third-party manufacturer of drug substance that is approved for the production of NUPLAZID active pharmaceutical ingredient (“API”). Although there are potential sources of supply other than the Company’s existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has entered into distribution agreements with a limited number of SPs and SDs, and all of the Company’s product sales are to these customers. For the year ended December 31, 2017, the Company’s four largest customers represented approximately 89% of the Company’s product revenue and 87% of the Company’s accounts receivable balance at December 31, 2017. For the year ended December 31, 2016, the Company’s four largest customers represented approximately 93% of the Company’s product revenue and 91% of the Company’s accounts receivable balance at December 31, 2016.

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model. The estimated fair value of each stock option and purchase right is then expensed over the requisite service period, which is generally the vesting period. The following weighted-average assumptions were used during these periods:

	Years Ended December 31,
	2017	2016	2015
Stock Options:
Expected volatility	68%	78%	89%
Risk-free interest rate	2%	1-2%	1-2%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.8	5.7	5.7

	Years Ended December 31,
	2017	2016	2015
Employee Stock Purchase Plan:
Expected volatility	44%-62%	60%-77%	51%-59%
Risk-free interest rate	1.0%-1.7%	0.4%-1.0%	0.1%-0.9%
Expected dividend yield	0%	0%	0%
Expected life in years	0.5-2.0	0.5-2.0	0.5-2.0

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

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of product sales	$3,690	$1,218	$—
Research and development	26,485	18,050	12,171
Sales, general and administrative	45,357	35,997	28,023
	$75,532	$55,265	$40,194

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase rights, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2017, 2016 and 2015, options, employee stock purchase rights, and warrants totaling approximately 18,526,000 shares, 14,739,000 shares and 11,525,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Segment Reporting

Management has determined that the Company operates in one business segment which is the development and commercialization of innovative medicines. All revenues for the years ended December 31, 2017, 2016 and 2015 were generated in the United States.

Recently Issued Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this standard effective January 1, 2018. The adoption of this ASU will modify the Company’s current classification within the consolidated statement of cash flows but will not materially impact the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles. This ASU, as amended, is a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The original guidance was effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB agreed to delay the effective date by one year, with early adoption permitted, but not before the original effective date of the standard. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company has adopted this standard effective January 1, 2018 using the modified-retrospective approach. Under this method the Company will apply the new standard to all new contracts initiated after the effective date, and, for contracts which have remaining obligations as of the effective date, will record an adjustment to the beginning balance of retained earnings. To date, the Company has assessed the effect of adoption of this standard as it relates to the Company’s one source of revenue: the sale of NUPLAZID to its customers. Based on the Company’s evaluation of the customer contracts governing these sales, the Company currently estimates that recognition of the Company’s revenue under the new standard will be materially consistent with the Company’s current revenue recognition policy, which uses the sell-in method. The Company also estimates there will not be a material impact to the beginning balance of retained earnings.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$32,976	$—	$(12)	$32,964
Government sponsored enterprise securities	10,082	—	(10)	10,072
Corporate debt securities	138,650	1	(321)	138,330
Commercial paper	90,623	—	(65)	90,558
	$272,331	$1	$(408)	$271,924

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$82,484	$6	$(3)	$82,487
Government sponsored enterprise securities	73,789	1	(5)	73,785
Corporate debt securities	79,190	—	(72)	79,118
Commercial paper	129,861	165	—	130,026
	$365,324	$172	$(80)	$365,416

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at December 31, 2017 and 2016.

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2017, the Company held $48.7 million of available-for-sale investment securities with contractual maturity dates more than one year and less than two years. No securities with similar maturity dates were held as of December 31, 2016.

4. Fair Value Measurements

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

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2017 and 2016, respectively.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The recurring fair value measurements of the Company’s cash equivalents and available-for-sale investment securities at December 31, 2017 and 2016 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$38,057	$38,057	$—	$—
U.S. Treasury notes	32,964	32,964	—	—
Government sponsored enterprise securities	10,072	—	10,072	—
Corporate debt securities	154,396	—	154,396	—
Commercial paper	98,052	—	98,052	—
	$333,541	$71,021	$262,520	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$129,292	$129,292	$—	$—
U.S. Treasury notes	82,487	82,487	—	—
Government sponsored enterprise securities	88,773	—	88,773	—
Corporate debt securities	82,857	—	82,857	—
Commercial paper	140,024	—	140,024	—
	$523,433	$211,779	$311,654	$—

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	December 31,
	2017	2016
Finished goods	$1,164	$2,355
Raw material	4,084	1,820
	$5,248	$4,175

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2017	2016
Machinery and equipment	$1,076	$1,087
Computers and software	2,868	2,718
Leasehold improvements	1,642	1,317
Furniture and fixtures	1,305	1,141
Construction-in-process	—	226
	6,891	6,489
Accumulated depreciation	(4,229)	(3,408)
	$2,662	$3,081

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation of property and equipment was $1.2 million, $0.8 million, and $0.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. During 2017, 2016 and 2015, the Company retired $0.4 million, $0.2 million, and $0.1 million, respectively, of fully depreciated property and equipment.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued compensation and benefits	$15,260	$14,382
Accrued consulting and professional fees	9,395	9,488
Accrued research and development services	9,487	8,551
Accrued sales allowances	3,591	1,999
Other	2,511	1,609
	$40,244	$36,029

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

Private Equity Financings

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and the sale of warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant share in a private equity financing. The warrants have an exercise price of $0.01 per share and will expire on December 17, 2019. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.1 percent, volatility of 105.8 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the warrants to purchase 500,000 shares of common stock, all of which remained outstanding at December 31, 2017, may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise.

In January 2011, the Company raised net proceeds of $13.9 million through the sale of 12,565,446 units at a price of $1.19375 per unit in a private equity financing. Each unit consisted of one share of the Company’s common stock and a warrant to purchase 0.35 shares of common stock. The warrants had an exercise price of $1.38 per share and an expiration date of January 11, 2018. In accordance with authoritative accounting guidance, the warrants’ value of $3.3 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 2.8 percent, volatility of 99.0 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrants was considered a financing cost. During the year ended December 31, 2017,

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants to purchase 1,465,968 shares of common stock were exercised on a net issuance basis, resulting in the issuance of 1,408,570 shares of common stock. During the year ended December 31, 2013, warrants to purchase 1,759,162 shares of common stock were exercised on a net issuance basis, resulting in the issuance of 1,643,006 shares of common stock. During the year ended December 31, 2012, warrants to purchase 1,172,774 shares of common stock were exercised on a net issuance basis, resulting in the issuance of 874,719 shares of common stock. At December 31, 2017, no warrants to purchase shares of common stock remained outstanding.

Stock Option Plans

The Company’s 2010 Equity Incentive Plan, as amended to date (the “2010 Plan”), permits the grant of options to employees, directors and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is 10 years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. The 2010 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the 2004 Plan reserve after June 2010. In June 2015, June 2016, and June 2017, the Company’s stockholders approved amendments to its 2010 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,000,000 shares, 3,000,000 shares, and 5,500,000 shares respectively, and at December 31, 2017, there were 25,997,247 shares of common stock authorized for issuance, of which 8,053,811 shares were available for new grants under the 2010 Plan.

The 2004 Plan provided for the grant of options to employees, directors and consultants. The exercise price of options granted under the 2004 Plan was at 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option was 10 years. Options granted under the 2004 Plan generally vested over a four-year period.

Stock option transactions during the year ended December 31, 2017 are presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	12,743,877	$26.41
Granted	7,867,683	$34.73
Exercised	(1,442,411)	$18.49
Cancelled/forfeited	(1,225,713)	$30.48
Outstanding at December 31, 2017	17,943,436	$30.42	8.1	$55,794
Vested and expected to vest at December 31, 2017	17,943,436	$30.42	8.1	$55,794
Exercisable at December 31, 2017	6,464,292	$26.07	6.6	$41,449

The aggregate intrinsic value of options exercisable as of December 31, 2017 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $30.11 per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was approximately $24.4 million, $43.2 million, and $55.9 million, respectively, determined as of the date of exercise. The Company received $26.7 million in cash from options exercised during the year ended December 31, 2017.

The weighted average per share fair value of options granted during the years ended December 31, 2017, 2016, and 2015 was approximately $21.11, $17.65, and $25.80, respectively. As of December 31, 2017, total unrecognized compensation cost related to stock options and purchase rights was approximately $206.5 million, and the weighted average period over which this cost is expected to be recognized is approximately 3.19 years.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the Company’s initial public offering in June 2004. The Purchase Plan included an “evergreen” provision providing that a limited number of additional shares may be added to the shares authorized for issuance on the date of each annual meeting of stockholders for a period of 10 years, which ended with the meeting in 2014. In June 2016, the Company’s stockholders approved an amendment to the

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 400,000 shares, and at December 31, 2017, a total of 1,925,000 shares of common stock had been reserved for issuance under the Purchase Plan. At December 31, 2017, 388,011 shares of common stock remained available for issuance pursuant to the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2017, 2016, and 2015, a total of 192,402, 136,283, and 68,793 shares of common stock were issued under the Purchase Plan at average per share prices of $23.50, $22.97, and $22.62, respectively. The weighted average per share fair value of purchase rights granted during the years ended December 31, 2017, 2016, and 2015 was $11.44, $12.34, and $14.31, respectively. During the years ended December 31, 2017, 2016, and 2015, the Company recorded cash received from the exercise of purchase rights of $4.5 million, $3.1 million, and $1.6 million, respectively.

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

7. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $3.3 million, $2.1 million, and $1.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

8. Income Taxes

Domestic and foreign pre-tax income (loss) is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic	(45,249)	$(18,419)	$25,854
Foreign	(243,035)	(251,633)	(189,967)
	(288,284)	$(270,052)	$(164,113)

At December 31, 2017, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $407.1 million, $340.0 million, and $647.4 million, respectively. The Company recognized state income tax provisions of $1.1 million, $1.3 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. These tax liabilities were associated with California state alternative minimum tax obligations and the apportionment of income to certain state jurisdictions in which the Company did not have corresponding NOLs. Utilization of the domestic NOL and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2013. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax expense or the effective tax rate. The Company completed a study through December 31, 2017 and concluded no additional ownership changes occurred. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

Federal and state NOL carryforwards of $2.3 million and less than $0.1 million will expire in 2018, respectively, unless utilized. The remaining federal and state NOL carryforwards will begin to expire in 2023. At December 31, 2017, the Company had $19.8 million of federal R&D credit carryforwards of which $0.1 million will expire in 2018 unless utilized, and the remaining federal R&D credit carryforwards will begin to expire in 2019. At December 31, 2017, the Company had state R&D credit carryforwards of approximately $0.2 million that will begin to expire in 2023 and $10.0 million that have no expiration date. At December 31, 2017, the Company had foreign NOL carryforwards of approximately $643.9 million that will expire in 2022 and $3.6 million that have no expiration date. The Company continues to record the deferred tax assets related to these attributes, subject to valuation allowance, until expiration occurs.

Prior to the issuance of ASU No. 2016-09, entities were required to recognize excess tax benefit or deficiency as additional paid-in capital. To simplify the presentation of stock compensation, the amendments in this ASU require that the excess tax benefit or deficiency is recognized as expense. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted the update as of January 1, 2017. Given the Company's full valuation position there is no quantitative impact to the financial statements.

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
NOL carryforwards	$163,059	$168,753
R&D credit carryforwards	27,862	21,016
Capitalized R&D	5,606	3,977
Stock-based compensation	30,986	27,576
Other	10,110	6,102
	237,623	227,424
Valuation allowance	(237,623)	(227,424)
	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $10.2 million in 2017 primarily due to an increase in deferred tax assets generated from net operating losses, R&D credits and stock-based compensation expense, partially offset by the expiration of NOL carryforwards in 2017 and the remeasurement of our deferred tax balance for changes in future tax rates.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into legislation. At December 31, 2017, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of the Company’s deferred tax balance was $68.9 million, that is fully offset by a corresponding decrease to the valuation allowance.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has provisionally determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2018.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the pretax loss is summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Amounts computed at statutory federal rate	$(98,016)	$(91,818)	$(55,799)
Stock-based compensation and other permanent differences	1,341	3,065	1,752
R&D credits	(5,573)	(3,390)	(3,782)
Change in valuation allowance	(28,230)	27,583	4,580
State taxes	(26)	272	742
Contingencies	360	361	2,247
Foreign rate differential	61,480	64,065	48,456
Tax Cuts and Jobs Act	68,889	—	—
Other	894	1,203	2,134
Income tax expense	$1,119	$1,341	$330

The tax years 1998-2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company recorded an uncertain tax position reserve of $0.4 million, $0.4 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, due to the Tax Cuts and Jobs Act a provisional adjustment of $1.1 million was made to remeasure the uncertain tax position reserve at December 31, 2017. Due to the valuation allowance recorded against the Company’s deferred tax assets, an immaterial amount of the total unrecognized tax benefits as of December 31, 2017 would reduce the annual effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2017 will significantly change within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no interest and/or penalties accrued on the Company’s consolidated balance sheets at December 31, 2017 or 2016, respectively. Further, the Company did not recognize any interest and/or penalties in the statement of operations for the years ended December 31, 2017, 2016 and 2015, respectively, related to uncertain tax positions.

The following table provides a reconciliation of changes in unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$2,664	$2,301	$—
Additions related to current period tax positions	361	363	2,301
Provisional impact of Tax Cuts and Jobs Act	(1,092)	—	—
Balance at end of period	$1,933	$2,664	$2,301

9. Commitments and Contingencies

Leases and Other Long-Term Commitments

The Company leases facilities and certain equipment under noncancelable operating leases that expire at various dates through May 2020. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If an operating lease contains fixed and determinable escalation clauses, the difference between the rent expense and the rent paid is recorded as deferred rent. Rent expense under the Company’s facility and equipment leases was $3.8 million, $2.8 million, and $2.9 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

In 2015, the Company entered into a master lease agreement giving the Company the ability to lease vehicles under operating leases with initial terms of 36 months from the date of delivery. In connection with this lease agreement, the Company has established a letter of credit for $0.5 million, which has automatic annual extensions and is fully secured by restricted cash.

The Company also enters into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. To the extent these long-term commitments are noncancelable, they are reflected in the table below.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated annual future minimum payments related to the Company’s operating leases were as follows at December 31, 2017 (in thousands):

2018	$2,529
2019	1,019
2020	320
2021	—
2022	—
Thereafter	—
$3,868

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

Legal Proceedings

In March 2015, following the Company’s announcement of the update to the timing of its planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of its common stock, two putative securities class action complaints (captioned Rihn v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0575-BTM-DHB, and Wright v. ACADIA Pharmaceuticals Inc., Case No. 15-cv-0593- BTM-DHB) were filed in the U.S. District Court for the Southern District of California (the “Court”) against the Company and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of the Company’s planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of its common stock. The complaints sought unspecified monetary damages and other relief. On April 10 and June 1, 2015, the Court entered orders deferring the defendants’ response to the Rihn and Wright complaints until after the Court appointed a lead plaintiff and assigned lead counsel. On May 12, 2015, several putative stockholders filed separate motions to consolidate the two actions and be appointed lead plaintiff. On September 8, 2015, the Court issued an order consolidating the two actions, appointing lead plaintiffs, and assigning lead counsel. On November 16, 2015, lead plaintiffs filed a consolidated complaint with the Court which, like the prior complaints, accuses the defendants of making materially false and misleading statements regarding the anticipated timing of the Company’s planned NDA submission to the FDA for NUPLAZID. On January 15, 2016, the defendants filed a motion to dismiss the consolidated complaint. On September 19, 2016, the Court issued an order denying the motion to dismiss the consolidated complaint. On December 6, 2016, the parties had a mediation and agreed in principle to settle the action. On March 13, 2017, the parties signed a Stipulation of Settlement setting forth the terms of the proposed settlement. On June 9, 2017, the Court preliminarily approved the settlement (the “Preliminary Approval Order”). Among other things, the Preliminary Approval Order set an opt-out deadline of August 29, 2017; an objection deadline of September 13, 2017; and a final approval hearing for October 3, 2017. On August 29, 2017, lead plaintiffs filed a motion for final approval of the settlement and a motion for attorneys’ fees and expenses (the “Final Approval Motions”). On October 3, 2017, the Court continued the hearing so that, among other things, lead plaintiffs could submit additional documents in support of final approval. On January 22, 2018, the Court issued an order granting the Final Approval Motions and entered final judgment in the consolidated action.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share data):

	Fiscal Year 2017 Quarters
	1st	2nd	3rd	4th	Total
Revenues(1)	$15,286	$30,475	$35,578	$43,562	$124,901
Gross profit(2)	$13,023	$28,251	$33,443	$41,107	$115,824
Net loss	$(87,843)	$(67,441)	$(65,248)	$(68,871)	$(289,403)
Basic and diluted net loss per share(3)	$(0.72)	$(0.55)	$(0.53)	$(0.55)	$(2.36)

	Fiscal Year 2016 Quarters
	1st	2nd	3rd	4th	Total
Revenues(1)	$4	$97	$5,268	$11,962	$17,331
Gross profit(2)	$—	$(429)	$4,423	$10,258	$14,252
Net loss	$(49,762)	$(71,322)	$(71,613)	$(78,696)	$(271,393)
Basic and diluted net loss per share(3)	$(0.45)	$(0.63)	$(0.61)	$(0.65)	$(2.34)

(1)	The Company commenced commercial sales of NUPLAZID in May 2016. The quarters after March 31, 2016 reflect net product revenue related to NUPLAZID.
(2)	Determined by subtracting cost of product sales from product sales, net.
(3)

Net loss per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per common share amounts may not equal the annual amounts reported.

SCHEDULE II – Valuation and Qualifying Accounts

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Provision Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Prior Period Sales	Balance at End of Period
Allowance for distribution fees, discounts and chargebacks:
For the year ended December 31, 2016	$—	$2,163	$(1,962)	$—	$201
For the year ended December 31, 2017	$201	$12,837	$(12,591)	$(201)	$246