Form 10-Q
period 2018-03-31
ACADIA PHARMACEUTICALS INC
filed 2018-05-04
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 30, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	124,825,969

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$116,328	$69,418
Investment securities, available-for-sale	181,735	271,924
Accounts receivable, net	22,445	17,343
Interest and other receivables	903	1,087
Inventory	5,583	5,248
Prepaid expenses	13,020	8,457
Total current assets	340,014	373,477
Property and equipment, net	2,709	2,662
Intangible assets, net	5,169	5,538
Restricted cash	2,825	2,475
Other assets	323	354
Total assets	$351,040	$384,506
Liabilities and stockholders’ equity
Accounts payable	$2,996	$8,786
Accrued liabilities	43,093	40,244
Total current liabilities	46,089	49,030
Long-term liabilities	782	191
Total liabilities	46,871	49,221
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at March 31, 2018 and December 31, 2017; 124,799,500 shares and 124,410,552 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	12	12
Additional paid-in capital	1,582,823	1,559,343
Accumulated deficit	(1,277,967)	(1,223,671)
Accumulated other comprehensive loss	(699)	(399)
Total stockholders’ equity	304,169	335,285
Total liabilities and stockholders’ equity	$351,040	$384,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Product sales, net	$48,868	$15,286
Total revenues	48,868	15,286
Operating expenses
Cost of product sales	2,153	2,263
License fees and royalties	1,332	675
Research and development	39,276	35,409
Selling, general and administrative	60,926	65,660
Total operating expenses	103,687	104,007
Loss from operations	(54,819)	(88,721)
Interest income, net	1,170	963
Loss before income taxes	(53,649)	(87,758)
Income tax expense	647	85
Net loss	$(54,296)	$(87,843)
Net loss per common share, basic and diluted	$(0.44)	$(0.72)
Weighted average common shares outstanding, basic and diluted	124,727	121,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(54,296)	$(87,843)
Other comprehensive loss:
Unrealized loss on investment securities	(298)	(11)
Foreign currency translation adjustments	(2)	(1)
Comprehensive loss	$(54,596)	$(87,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(54,296)	$(87,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,442	15,571
(Amortization of premiums) and accretion of discounts on investment securities, net	(175)	(113)
Amortization of intangible assets	369	369
Depreciation	392	270
Loss on disposal of assets	9	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,102)	(1,757)
Interest and other receivables	184	(622)
Inventory	(177)	201
Prepaid expenses	(4,563)	674
Other assets	31	117
Accounts payable	(5,790)	(1,899)
Accrued liabilities	2,849	2,916
Deferred revenue	—	1,488
Long-term liabilities	591	67
Net cash used in operating activities	(45,236)	(70,561)
Cash flows from investing activities
Purchases of investment securities	(26,345)	(140,746)
Maturities of investment securities	116,411	194,166
Purchases of property and equipment	(448)	(485)
Net cash provided by investing activities	89,618	52,935
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	2,880	11,490
Net cash provided by financing activities	2,880	11,490
Effect of exchange rate changes on cash	(2)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	47,260	(6,137)
Cash, cash equivalents and restricted cash
Beginning of period	71,893	165,995
End of period	$119,153	$159,858
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$—	$175
Stock-based compensation capitalized in inventory	$(158)	$—

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

In April 2016, the U.S. Food and Drug Administration (“FDA”) approved the Company’s first drug, NUPLAZID® (pimavanserin), for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis (“PD Psychosis”). NUPLAZID became available for prescription in the United States in May 2016.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Reclassifications

The Company has reclassified certain prior period amounts to conform to current period presentation. Specifically, it has reclassified income tax expense previously included within selling, general and administrative expense and presented it separately in the Condensed Consolidated Statement of Operations. This reclassification reduced the Company’s previously stated selling, general and administrative expense and total operating expense for the three months ended March 31, 2017 by $0.1 million. The reclassification had no impact on the Company’s net loss or stockholders’ equity as previously reported.

In addition, pursuant to the adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash, the Company is presenting restricted cash with cash and cash equivalents beginning-of-period and end-of-period total amounts on its Condensed Consolidated Statement of Cash Flows. This reclassification reduced the Company’s previously stated net cash used in operations and net decrease in cash and cash equivalents for the three months ended March 31, 2017 by $0.1 million. The reclassification had no impact on the Company’s balance sheet as previously reported. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$69,418	$116,328	$163,620	$157,383
Restricted cash	2,475	2,825	2,375	2,475
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	$71,893	$119,153	$165,995	$159,858

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At March 31, 2018, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million for each of the three months ended March 31, 2018 and 2017. As of March 31, 2018, estimated future amortization expense related to the Company’s intangible asset was $1.1 million for the remainder of 2018, $1.5 million for each of 2019, and 2020, and $1.0 million for 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, are expensed to license fees and royalties as revenue from product sales is recognized.

Revenue Recognition

Product Sales, Net

The Company’s net product sales consist of U.S. sales of NUPLAZID. Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all the related amendments to all contracts using the modified-retrospective method. While results for reporting periods beginning after January 1, 2018 are presented under the new guidance, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The accounting policy for revenue recognition for periods prior to January 1, 2018 is described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Payment terms differ by customer, but typically range from 31 to 35 days from the date of shipment. Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company’s transfers control of the product and when the Company receives payment will be one year or less. No cumulative effect adjustment to the opening balance of retained earnings was necessary upon adoption, and there is no reconciliation of the Company’s condensed consolidated statement of operations, as no revenue recognition differences were identified when comparing the revenue recognition criteria under Topic 606 to previous requirements.

NUPLAZID was approved by the FDA in April 2016 and the Company commenced shipments of NUPLAZID to specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in late May 2016. Prior to the second quarter of 2017, the Company deferred sales of NUPLAZID and recognized revenue when an SP dispensed product to a patient based on the fulfillment of a prescription and when an SD sold product to a government facility, long-term care pharmacy, or in-patient hospital pharmacy. In the second quarter of 2017 the Company determined that it had sufficient volume of activity to reasonably estimate its allowances for rebates and chargebacks and began recognizing NUPLAZID revenue, net of estimated allowances for rebates, price adjustments, returns, chargebacks, and prompt payment discounts, at the point of sale to the SPs and SDs which is commonly referred to as the “sell-in” revenue recognition model.

The effect on income from operations and on net income is that the Company is able to recognize revenue earlier using this sell-in method, net of a provision for estimated allowances, since the Company can record revenue once sold to the SP or SD rather than waiting until the product is sold to the end user on a sell-through basis, which it had done for periods prior to the second quarter of 2017.

Product shipping and handling costs are included in cost of product sales.

The Company recognizes revenue from product sales at the net sales price (the “transaction price”) which includes estimates of variable consideration for which reserves are established and reflects each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from estimates, the Company may need to adjust its estimates, which would affect net revenue in the period of adjustment.

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

Product Returns: Consistent with industry practice, the Company offers the SPs and SDs limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from the SPs and SDs and has the ability to control the amount of product that is sold to the SPs and SDs, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs and SDs. In arriving at its estimate for product returns, the Company also considers historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at March 31, 2018 and 2017, stock options, employee stock purchase plan rights, and warrants totaling approximately 18,081,751 shares and 16,832,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of product sales	$1,050	$880
Research and development	7,657	5,301
Selling, general and administrative	11,735	9,390
	$20,442	$15,571

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw material	$3,975	$4,084
Finished goods	1,608	1,164
	$5,583	$5,248

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued compensation and benefits	$13,919	$15,260
Accrued sales allowances	10,006	3,591
Accrued consulting and professional fees	8,616	9,395
Accrued research and development services	7,350	9,487
Other	3,202	2,511
	$43,093	$40,244

6. Investment Securities

Investment securities, all classified as available-for-sale, consisted of the following (in thousands):

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$12,495	$—	$(4)	$12,491
Government sponsored enterprise securities	13,588	—	(43)	13,545
Corporate debt securities	124,504	—	(615)	123,889
Commercial paper	31,853	—	(43)	31,810
	$182,440	$—	$(705)	$181,735

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$32,976	$—	$(12)	$32,964
Government sponsored enterprise securities	10,082	—	(10)	10,072
Corporate debt securities	138,650	1	(321)	138,330
Commercial paper	90,623	—	(65)	90,558
	$272,331	$1	$(408)	$271,924

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at March 31, 2018 and December 31, 2017.

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2018 and December 31, 2017, the Company held $48.3 million and $48.7 million, respectively, of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years.

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

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2018 and December 31, 2017.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents and available-for-sale investment securities at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$34,518	$34,518	$—	$—
U.S. Treasury notes	12,492	12,492	—	—
Government sponsored enterprise securities	13,545	—	13,545	—
Corporate debt securities	126,458	—	126,458	—
Commercial paper	108,957	—	108,957	—
	$295,970	$47,010	$248,960	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$38,057	$38,057	$—	$—
U.S. Treasury notes	32,964	32,964	—	—
Government sponsored enterprise securities	10,072	—	10,072	—
Corporate debt securities	154,396	—	154,396	—
Commercial paper	98,052	—	98,052	—
	$333,541	$71,021	$262,520	$—

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

Private Equity Financings

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and the sale of warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant share in a private equity financing. The warrants have an exercise price of $0.01 per share and will expire on December 17, 2019. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.1 percent, volatility of 105.8 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the warrants to purchase 500,000 shares of common stock, all of which remained outstanding at March 31, 2018, may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise.

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

Fleet Program

In connection with the Company’s fleet program, the Company established a letter of credit in February 2017 for $0.4 million, which has automatic annual extensions and is fully secured by restricted cash.

10. Recent Accounting Pronouncements

In December 2017, the U.S. Securities and Exchange Commission (“SEC”) staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Act”). SAB 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has provisionally determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2018.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2018, using a retrospective transition method. As a result, the Company adjusted its consolidated statement of cash flows for the three months ended March 31, 2018 and 2017 to include $2.8 million and $2.5 million of restricted cash, respectively, in the beginning cash balances and removed the transfers between cash and restricted cash from operating activities.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. Companies are required to adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. While the Company is currently evaluating its significant lease arrangement to assess the potential impact of the adoption of this guidance on its consolidated financial statements, it anticipates that the adoption could result in an increase in the assets and liabilities recorded on its consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under GAAP. On January 1, 2018, the Company adopted ASU 2014-09 and all the related guidance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 included with our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID® (pimavanserin) and from our drug candidates, the potential market opportunities for pimavanserin and our drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than in Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis, and is the only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis in our Phase 3 pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PD Psychosis. We hold worldwide commercialization rights to pimavanserin. We launched NUPLAZID in the United States in May 2016.

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

Product Revenues

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Costs of external service providers:
NUPLAZID (pimavanserin)	$20,339	$19,910
Other programs	634	23
Subtotal	20,973	19,933
Internal costs	10,646	10,175
Stock-based compensation	7,657	5,301
Total research and development	$39,276	$35,409

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. Other than the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as described in Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 2 — Presentation and Significant Accounting Policies” of this quarterly report, there have been no significant changes to our critical accounting policies and estimates since December 31, 2017. For a description of our other critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our development of pimavanserin in additional indications other than in PD Psychosis, the progress and timing of expenditures related to studies pursuant to our post-marketing commitments, and the timing and amount of payments received pursuant to any potential future collaborations. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended March 31, 2018 and 2017

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $48.9 million and $15.3 million for the three months ended March 31, 2018 and 2017, respectively. The increase in net product sales of $33.6 million was primarily due to growth in NUPLAZID unit sales of approximately 120% in the three months ended March 31, 2018 as compared to the same period in 2017. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2018 compared to 2017, and a lower sales allowance and accrual rate for sales in the current year, due to the increased average price and changes in our customer mix.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2018 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Rebates, Co-Pay Assistance & Returns	Total
Balance as of December 31, 2017	$246	$3,345	$3,591
Provision related to current period sales	6,306	8,719	15,025
Credits/payments for current period sales	(6,047)	(318)	(6,365)
Credits/payments for prior period sales	(238)	(1,977)	(2,215)
Balance as of March 31, 2018	$267	$9,769	$10,036

Cost of Product Sales

Cost of product sales was $2.2 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively, or approximately 4% and 15% of net product sales, respectively.  The cost of product sales as a percentage of net sales decreased during the three months ended March 31, 2018 as compared to the same period in 2017 due primarily to higher manufacturing levels, resulting in higher inventory cost absorption, and greater sales volume in the current period. Product sold during the three months ended March 31, 2017 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the three months ended March 31, 2017.

License Fees and Royalties

License fees and royalties were $1.3 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively, and include royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the three months ended March 31, 2018 as compared to the same period in 2017 is due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $39.3 million for the three months ended March 31, 2018, including $7.7 million in stock-based compensation expense, from $35.4 million for the three months ended March 31, 2017, including $5.3 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $1.0 million in external service costs and an increase of $2.8 million in personnel and related costs, including an increase of $2.4 million in stock-

based compensation expense. The increase in external service costs was primarily due to increased clinical costs associated with the development of pimavanserin, partially offset by a decrease in consulting fees and outside services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $60.9 million for the three months ended March 31, 2018, including $11.7 million in stock-based compensation expense, from $65.7 million for the three months ended March 31, 2017, including $9.4 million in stock-based compensation expense. The decrease in selling, general and administrative expenses was due to a decrease of $9.7 million in external service costs, partially offset by an increase of $4.9 million in personnel and related costs and stock-based compensation expenses. The decrease in external service costs was primarily due to lower charitable contributions to independent charitable foundations that support Parkinson’s disease patients generally made during the three months ended March 31, 2018, compared to the same period in 2017 as well as decreased spending during the three months ended March 31, 2018 compared to the same period in 2017 related to speaker programs due to the timing of when these programs occur. The increase in personnel and related costs was largely due to an increase in stock-based compensation and costs associated with our specialty sales force in long-term care that we expanded in the first half of 2017.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income and, since 2016, with revenues from sales of NUPLAZID. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned commercial activities for NUPLAZID, our ongoing and planned development activities for pimavanserin in additional indications other than PD Psychosis, and studies to be conducted pursuant to our post-marketing commitments. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next twelve months.

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

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, public or private sales of our securities, debt financings, strategic collaborations, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

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

At March 31, 2018, we had $298.1 million in cash, cash equivalents, and investment securities, compared to $341.3 million at December 31, 2017. This $43.2 million decrease was primarily due to cash used in operations. Net cash used in operating activities decreased to $45.2 million for the three months ended March 31, 2018 compared to $70.6 million for the three months ended March 31, 2017. This  $25.4 million decrease in cash used in operations was primarily due to the decrease in our net loss during the current period, partially offset by an increase of $4.9 million in non-cash stock-based compensation.

Net cash provided by investing activities totaled $89.6 million for the three months ended March 31, 2018 compared to net cash provided by investing activities of $52.9 million for the three months ended March 31, 2017. The increase in net cash provided by investing activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a decrease in purchases of investment securities attributable to cash used to fund operations.

Net cash provided by financing activities decreased to $2.9 million for the three months ended March 31, 2018 compared to $11.5 million for the three months ended March 31, 2017. This decrease in net cash provided by financing activities for the three months ended March 31, 2018 was attributable to a decrease in proceeds resulting from the exercise of employee stock options.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Beginning January 1, 2018, we implemented ASU 2014-09, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures. The evaluation did not identify any other changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in, Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

Successful commercialization of NUPLAZID is subject to many risks. Prior to NUPLAZID, we had never, as an organization, launched or commercialized any product, and there is no guarantee that we will be able to successfully commercialize NUPLAZID for its approved indication. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to refine and further develop the team in order to successfully commercialize NUPLAZID. Even if we are successful in developing our commercial team, there are many factors that could cause the commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it is especially difficult to estimate NUPLAZID’s market potential. The commercial success of NUPLAZID depends on the extent to which patients and physicians recognize and diagnose PD Psychosis and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PD Psychosis, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PD Psychosis is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID due to its “boxed” warning, perceived safety issues or for other reasons, the commercial potential of NUPLAZID will be limited. We have limited information about how physicians, patients and payors have responded and will respond to the pricing of NUPLAZID. We have changed, and may continue to change, the price of NUPLAZID from time to time. Since April 2017, we have been providing free product for a 14-day period rather than the 30-day period we offered at the initial launch of NUPLAZID, and we have limited information about how physicians, patients and payors have responded or will respond to these changes. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative publicity related to NUPLAZID or negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

If the commercialization of NUPLAZID is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of NUPLAZID for other indications in the United States, or for any indication in foreign jurisdictions, we will not be able to market NUPLAZID for other indications or in other jurisdictions, which will limit our commercial revenues.*

While NUPLAZID (pimavanserin) has been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market NUPLAZID for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In the fourth quarter of 2016, we initiated clinical studies of pimavanserin in schizophrenia and depression and, in October 2017, we initiated a Phase 3 study of pimavanserin in dementia-related psychosis, an indication for which no drug has been approved. There is no guarantee that any of these studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve NUPLAZID for any of those indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PD Psychosis. In addition, strategic considerations need to be taken into account when determining whether and when to submit NUPLAZID for approval in other jurisdictions. For example, in the fourth quarter of 2016, the European Medicines Agency, or EMA, approved our proposed pediatric investigation plan related to our planned submission of a marketing authorization application, or MAA, for NUPLAZID in Europe. However, in light of our continuing clinical development of pimavanserin in indications other than in PD Psychosis, and the time-limited data exclusivity currently granted by the EMA that commences on first approval of a product in Europe, we deferred submission of the MAA and we do not yet have a revised estimate of when we will make that filing. If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency outside of the United States, we will never be able to commercialize NUPLAZID for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

We currently have very limited experience as a company in marketing and distributing pharmaceutical products and rely on a limited network of third-party distributors and pharmacies to distribute NUPLAZID. If we are unable to effectively commercialize NUPLAZID, we may not be able to generate adequate product revenues.*

NUPLAZID is our only drug that has been approved for sale by any regulatory body, and it became available for prescription in the United States in May 2016. As such, we currently have limited experience commercializing pharmaceutical products as an organization. In order to successfully market NUPLAZID, we must continue to develop our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain and develop adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize NUPLAZID and may not become profitable.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PD Psychosis, an indication for which no other FDA-approved pharmaceutical treatment exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PD Psychosis, the rate of diagnosis of PD Psychosis, the prevalence and rate of hallucinations and delusions in patients diagnosed with PD Psychosis, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PD Psychosis to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PD Psychosis. For these reasons, even if PD Psychosis occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PD Psychosis is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PD Psychosis, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PD Psychosis, instead of NUPLAZID. Additionally, NUPLAZID is approved only for the treatment of hallucinations and delusions associated with PD Psychosis, rather than for the treatment of PD Psychosis and/or other symptoms of PD Psychosis, which may cause confusion for prescribing physicians. This confusion could result in physicians not prescribing NUPLAZID for patients diagnosed with PD Psychosis. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PD Psychosis, issues may arise with respect to patient adherence and compliance rates. For example, the recommended dosing of NUPLAZID is two 17 mg tablets, taken together once a day. Patients may elect, whether at the direction of their physician or otherwise, to take only one tablet a day instead of two, to take tablets at different times during the day, or to otherwise not adhere to the recommended dosing, any of which could result in far lower efficacy. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it. Although we are currently developing and have submitted an NDA to the FDA for a 34 mg capsule for NUPLAZID to, among other things, try to mitigate this risk, it is not anticipated to be commercially available until the second half of 2018. We have also submitted a supplemental NDA, or sNDA, to the FDA for a 10 mg tablet.

The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PD Psychosis. There has also been recent attention to publicly reported deaths of patients that were prescribed NUPLAZID, and the FDA has indicated that it has been conducting an evaluation of available information about NUPLAZID. While the FDA has previously stated that based on available data, it has not identified a specific safety issue that is not already adequately described in the NUPLAZID label, and is not suggesting that health care providers should not prescribe NUPLAZID or that patients should stop taking NUPLAZID, we cannot predict the ultimate outcome of the FDA’s evaluation. Regardless, perceptions that NUPLAZID is unsafe, even if unfounded, may discourage physicians from prescribing or patients from taking NUPLAZID.

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

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. In addition, cost-control measures legislation has been enacted at the state level. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval.

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

•

analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers, and the European General Data Protection Regulation, or GDPR, which becomes effective in May 2018 and contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation, including companies like us that conduct clinical trials in the EU; we anticipate that over time we may expand our business operations to include additional operations in the EU and with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. For example, contributions to third-party charitable foundations are a current area of significant governmental and congressional scrutiny, and we could face action if a federal or state governmental authority were to conclude that our charitable contributions to foundations that support Parkinson’s disease patients generally are not compliant. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payors directly and our customers make the ultimate decision on how to submit claims, from time-to-time, for NUPLAZID, and any other product candidates that may be approved, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of NUPLAZID, or any other product candidates that may be approved, outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2018, we had an accumulated deficit of approximately $1.3 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $298.1 million at March 31, 2018. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

We previously have depended, and in the future may depend, on collaborations with third parties to develop and commercialize selected product candidates other than pimavanserin, and we have limited control over how those third parties conduct development and commercialization activities for such product candidates.*

In the past, we have selectively entered into collaboration agreements with third parties. We relied on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates and we had limited control over the amount and timing of resources that our collaborators devoted to our product candidates. We may choose to rely on collaborations in the future for certain portions of our pimavanserin program or other product candidates, or for the commercialization of NUPLAZID in certain territories outside of the United States.

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

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of March 31, 2018, we employed approximately 425 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

    Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.*

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles. ASU 2014-09 is a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. We adopted this new standard for the year beginning January 1, 2018 and have elected to apply the new standard using the modified retrospective method. The cumulative effect of initially applying the new revenue standard was not material and therefore, there was no adjustment to the opening balance of retained earnings. We do not expect a material impact on our net income on an ongoing basis however, any difficulties in implementing this standard, or in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of product or collaboration revenue, our operating results could be significantly affected.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On April 1, 2016, we filed a registration statement covering the sale of up to 26,179,806 shares of our common stock, which includes 500,000 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of March 31, 2018, and which represent approximately 21 percent of our outstanding shares. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities (including approximately $43.0 million of shares that the Baker Entities purchased at the public offering price in our August 2016 public offering), will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, As Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Update to Description of Executive Officer Annual Incentive Cash Compensation Program.

10.2[b]

Commercial Supply Agreement, dated February 22, 2018, by and between the Registrant and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K filed February 27, 2018).

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 4, 2018, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

ACADIA Pharmaceuticals Inc.

Date: May 4, 2018	By:	/s/ Todd Young
Todd Young
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)