Form 10-Q
period 2018-06-30
ACADIA PHARMACEUTICALS INC
filed 2018-08-08
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 31, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	125,006,723

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$74,182	$69,418
Investment securities, available-for-sale	182,673	271,924
Accounts receivable, net	25,696	17,343
Interest and other receivables	986	1,087
Inventory	4,737	5,248
Prepaid expenses	12,822	8,457
Total current assets	301,096	373,477
Property and equipment, net	2,760	2,662
Intangible assets, net	4,800	5,538
Restricted cash	3,111	2,475
Other assets	3,193	354
Total assets	$314,960	$384,506
Liabilities and stockholders’ equity
Accounts payable	$3,333	$8,786
Accrued liabilities	45,881	40,244
Total current liabilities	49,214	49,030
Long-term liabilities	1,026	191
Total liabilities	50,240	49,221
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at June 30, 2018 and December 31, 2017; 124,999,365 shares and 124,410,552 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	12	12
Additional paid-in capital	1,606,441	1,559,343
Accumulated deficit	(1,341,233)	(1,223,671)
Accumulated other comprehensive loss	(500)	(399)
Total stockholders’ equity	264,720	335,285
Total liabilities and stockholders’ equity	$314,960	$384,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Product sales, net	$57,063	$30,475	$105,931	$45,761
Total revenues	57,063	30,475	105,931	45,761
Operating expenses
Cost of product sales	3,562	2,224	5,715	4,487
License fees and royalties	1,516	982	2,848	1,657
Research and development	46,592	34,180	85,868	69,589
Selling, general and administrative	69,472	61,125	130,398	126,785
Total operating expenses	121,142	98,511	224,829	202,518
Loss from operations	(64,079)	(68,036)	(118,898)	(156,757)
Interest income, net	1,279	993	2,449	1,956
Other expense	(247)	—	(247)	—
Loss before income taxes	(63,047)	(67,043)	(116,696)	(154,801)
Income tax expense	219	398	866	483
Net loss	$(63,266)	$(67,441)	$(117,562)	$(155,284)
Net loss per common share, basic and diluted	$(0.51)	$(0.55)	$(0.94)	$(1.27)
Weighted average common shares outstanding, basic and diluted	124,910	122,122	124,819	121,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(63,266)	$(67,441)	$(117,562)	$(155,284)
Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities	195	(188)	(103)	(199)
Foreign currency translation adjustments	4	(3)	2	(4)
Comprehensive loss	$(63,067)	$(67,632)	$(117,663)	$(155,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(117,562)	$(155,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	40,994	33,815
(Amortization of premiums) and accretion of discounts on investment securities, net	(241)	(297)
Amortization of intangible assets	738	738
Loss on strategic investments	247	—
Depreciation	734	577
Loss on disposal of assets	32	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,353)	(5,691)
Interest and other receivables	101	453
Inventory	782	(1,927)
Prepaid expenses	(4,365)	(498)
Other assets	64	263
Accounts payable	(5,523)	(324)
Accrued liabilities	5,406	1,253
Deferred revenue	—	(2,644)
Long-term liabilities	835	105
Net cash used in operating activities	(86,111)	(129,461)
Cash flows from investing activities
Purchases of investment securities	(85,762)	(250,007)
Maturities of investment securities	175,151	341,990
Purchases of strategic investments	(3,150)	—
Purchases of property and equipment	(563)	(749)
Net cash provided by investing activities	85,676	91,234
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	5,833	18,500
Net cash provided by financing activities	5,833	18,500
Effect of exchange rate changes on cash	2	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,400	(19,731)
Cash, cash equivalents and restricted cash
Beginning of period	71,893	165,995
End of period	$77,293	$146,264
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$301	$43
Stock-based compensation capitalized in inventory	$(271)	$99

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

Reclassifications

The Company has reclassified certain prior period amounts to conform to current period presentation. Specifically, it has reclassified income tax expense previously included within selling, general and administrative expense and presented it separately in the Condensed Consolidated Statement of Operations. This reclassification reduced the Company’s previously stated selling, general and administrative expense and total operating expense for the three and six months ended June 30, 2017 by $0.4 million and $0.5 million, respectively. The reclassification had no impact on the Company’s net loss or stockholders’ equity as previously reported.

In addition, pursuant to the adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash, the Company is presenting restricted cash with cash and cash equivalents in the beginning-of-period and end-of-period total amounts on its Condensed Consolidated Statements of Cash Flows. This reclassification reduced the Company’s previously stated net cash used in operations and net decrease in cash and cash equivalents for the six months ended June 30, 2017 by $0.1 million. The reclassification had no impact on the Company’s balance sheets as previously reported. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands).

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$69,418	$74,182	$163,620	$143,789
Restricted cash	2,475	3,111	2,375	2,475
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$71,893	$77,293	$165,995	$146,264

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At June 30, 2018, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million and $0.7 million for each of the three and six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, estimated future amortization expense related to the Company’s intangible asset was $0.7 million for the remainder of 2018, $1.5 million for each of 2019 and 2020, and $1.0 million for 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, are expensed to license fees and royalties as revenue from product sales is recognized.

Strategic Investments

In May 2018, the Company signed an Exclusivity Deed (the “Deed”) with Neuren Pharmaceuticals Limited (“Neuren”) that provides for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company invested $3.1 million to subscribe for 1,330,000 shares of the company and paid $0.9 million for the exclusivity right, which was recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018.  At June 30, 2018, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through net gains on strategic investments on the statement of operations.   Net loss on strategic investments recognized in the Condensed Consolidated Statements of Operations in each of the three and six months ended June 30, 2018 was $0.2 million. As of June 30, 2018, the aggregate carrying amount of the Company’s strategic equity investment was $2.9 million included in other assets on the Condensed Consolidated Balance Sheet.

Revenue Recognition

Product Sales, Net

The Company’s net product sales consist of U.S. sales of NUPLAZID. Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all the related amendments to all of the contracts using the modified-retrospective method. While results for reporting periods beginning after January 1, 2018 are presented under the new guidance, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The accounting policy for revenue recognition for periods prior to January 1, 2018 is described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Payment terms differ by customer, but typically range from 31 to 35 days from the date of shipment. Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company’s transfers control of the product and when the Company receives payment will be one year or less. No cumulative effect adjustment to the opening balance of retained earnings was necessary upon adoption, and there is no reconciliation of the Company’s condensed consolidated statement of operations, as no revenue recognition differences were identified when comparing the revenue recognition criteria under Topic 606 to previous requirements.

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

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at June 30, 2018 and 2017, stock options, employee stock purchase plan rights, and warrants totaling approximately 19,834,000 shares and 16,563,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of product sales	$1,137	$881	$2,187	$1,761
Research and development	7,894	6,420	15,551	11,721
Selling, general and administrative	11,521	10,943	23,256	20,333
	$20,552	$18,244	$40,994	$33,815

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw material	$3,334	$4,084
Work in process	744	—
Finished goods	659	1,164
	$4,737	$5,248

Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued consulting and professional fees	$16,086	$9,395
Accrued compensation and benefits	11,805	15,260
Accrued research and development services	8,900	9,487
Accrued sales allowances	5,853	3,591
Other	3,237	2,511
	$45,881	$40,244

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$—	$—	$—	$—
Government sponsored enterprise securities	—	—	—	—
Corporate debt securities	139,304	—	(502)	138,802
Commercial paper	43,879	6	(14)	43,871
Equity securities	3,149	—	(247)	2,902
	$186,332	$6	$(763)	$185,575

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$32,976	$—	$(12)	$32,964
Government sponsored enterprise securities	10,082	—	(10)	10,072
Corporate debt securities	138,650	1	(321)	138,330
Commercial paper	90,623	—	(65)	90,558
	$272,331	$1	$(408)	$271,924

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2018 and December 31, 2017, the Company held $44.2 million and $48.7 million, respectively, of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company has classified all equity securities as other assets on its consolidated balance sheets.

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2018:
U.S. Treasury notes	$—	$—	$—	$—	$—	$—
Government sponsored enterprise securities	—	—	—	—	—	—
Corporate debt securities	136,308	(502)	—	—	136,308	(502)
Commercial paper	24,061	(14)	—	—	24,061	(14)
Total	$160,369	$(516)	$—	$—	$160,369	$(516)
December 31, 2017:
U.S. Treasury notes	$32,964	$(12)	$—	$—	32,964	(12)
Government sponsored enterprise securities	10,072	(10)	—	—	10,072	(10)
Corporate debt securities	129,820	(321)	—	—	129,820	(321)
Commercial paper	90,558	(65)	—	—	90,558	(65)
Total	$263,414	$(408)	$—	$—	$263,414	$(408)

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at June 30, 2018 and December 31, 2017.

7. Fair Value Measurements

The Company’s investments include cash equivalents, available-for-sale investment securities consisting of a money market fund, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy and equity investments. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2018 and December 31, 2017.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities and equity securities at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$18,132	$18,132	$—	$—
U.S. Treasury notes	—	—	—	—
Equity securities	2,902	2,902	—	—
Government sponsored enterprise securities	—	—	—	—
Corporate debt securities	145,463	—	145,463	—
Commercial paper	89,284	—	89,284	—
	$255,781	$21,034	$234,747	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$38,057	$38,057	$—	$—
U.S. Treasury notes	32,964	32,964	—	—
Government sponsored enterprise securities	10,072	—	10,072	—
Corporate debt securities	154,396	—	154,396	—
Commercial paper	98,052	—	98,052	—
	$333,541	$71,021	$262,520	$—

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

Private Equity Financings

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and the sale of warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant share in a private equity financing. The warrants have an exercise price of $0.01 per share and will expire on December 17, 2019. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.1 percent, volatility of 105.8 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the warrants to purchase 500,000 shares of common stock, all of which remained outstanding at June 30, 2018, may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise.

9. Commitments and Contingencies

Leases and Other Long-Term Commitments

In May 2018, the Company entered into a lease agreement to lease facilities under a noncancelable operating lease that expires January 2026.

Estimated annual future minimum payments related to the Company’s operating leases were as follows at June 30, 2018 (in thousands):

2018	$1,375
2019	1,880
2020	1,192
2021	886
2022	898
Thereafter	2,848
$9,079

Royalty Payments

Pursuant to the terms of its 2006 license agreement with the Ipsen Group, the Company is required to make royalty payments of two percent of net sales of NUPLAZID.

Corporate Credit Card Program

In connection with the Company’s credit card program, the Company established a letter of credit for $2.0 million, which has automatic annual extensions and is fully secured by restricted cash.

Fleet Program

In connection with the Company’s fleet program, the Company established letters of credit with the leasing entities totaling $0.7 million, which have automatic annual extensions and are fully secured by restricted cash.

Legal Proceedings

Between July 19 and July 23, 2018, in the wake of recent negative publicity about NUPLAZID, two purported Company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647-JAH-MDD, and Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672-LAB-JMA) in the U.S. District Court for the Southern District of California against the Company and certain of its current executive officers.  The complaints generally allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny.  The complaints seek unspecified monetary damages and other relief.  The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2018, using a retrospective transition method. The adoption of this ASU impacted the presentation of cash flows, with inclusion of restricted cash flows for each of the presented periods.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after

December 15, 2018, including interim periods within those years, and early adoption is permitted. Companies are required to adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. In January 2018, the FASB issued ASU 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842, which facilitates the implementation of ASU 2016-02. ASU 2018-01 would give entities the option to apply ASU 2016-02 as of the effective date, rather than as of the beginning of the earliest period presented. Under this additional option transition method, a cumulative-effect adjustment would be recognized in the opening balance of retained earnings in the period of adoption. The effective date of the transition requirements for the amendment is the same as the effective date and transition requirements in ASU 2016-02. While the Company is currently evaluating its significant lease arrangements to assess the potential impact of the adoption of this guidance on its consolidated financial statements, it anticipates that the adoption could result in an increase in the assets and liabilities recorded on its consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under GAAP. On January 1, 2018, the Company adopted ASU 2014-09 and all the related guidance.

11. Subsequent Events

On August 6, 2018 the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, Neuren will receive an upfront payment of $10.0 million and is eligible to receive milestone payments of up to $455.0 million, based on the achievement of certain development and annual net sales milestones. In addition, Neuren is eligible to receive tiered, escalating, double-digit percentage royalties based on net sales.

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

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID® (pimavanserin) and from our drug candidates, the potential market opportunities for pimavanserin and our drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than in Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to; the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis, and is the only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis in our Phase 3 pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PD Psychosis. We hold worldwide commercialization rights to pimavanserin. We launched NUPLAZID in the United States in May 2016 with the recommended dosing of 34 mg once a day taken as two 17 mg tablets. In June 2018, the FDA approved a 34 mg NUPLAZID capsule formulation that will provide patients with the recommended 34 mg once daily dose in a single, small capsule, reducing patient pill burden versus the current administration of two 17 mg tablets. In addition, the FDA approved a 10 mg NUPLAZID tablet that provides an optimized lower dosage strength in those patients who are concomitantly receiving strong cytochrome 3A4 inhibitors which can inhibit the metabolism of NUPLAZID.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we plan to continue to study the use of pimavanserin in multiple disease states. For example, we believe Alzheimer’s disease represents one of our most important opportunities for further exploration. In December 2016, we announced positive top-line results from our Phase 2 study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or AD Psychosis, a disorder for which no drug is currently approved by the FDA. Following our End-of-Phase 2 Meeting with the FDA and agreement with the agency on our clinical development plan, we initiated our Phase 3 HARMONY relapse prevention study in the fourth quarter of 2017, which allows us to evaluate pimavanserin for a broader indication than AD Psychosis alone. More specifically, HARMONY will evaluate pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis, which includes psychosis in patients with Alzheimer’s disease, dementia with Lewy bodies, Parkinson’s disease dementia, vascular dementia and frontotemporal dementia. Furthermore, in the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation to pimavanserin for this dementia-related psychosis indication.

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

Depression is another disorder with a high unmet need that we believe represents an attractive development opportunity for pimavanserin. Preclinical and clinical studies have shown that patients with depression often do not receive adequate relief from an antidepressant medication and, due to side effects of currently available therapies, many patients discontinue their medication, significantly increasing their chance of relapse. Preclinical and clinical evidence suggests 5-HT2A antagonism may be an effective adjunctive therapy to first-line antidepressants. In the fourth quarter of 2016, we initiated CLARITY, a Phase 2 study evaluating pimavanserin for adjunctive treatment in patients with major depressive disorder, or MDD, who have an inadequate response to standard antidepressant therapy. We completed enrollment in the CLARITY study in the June 2018 and expect to report top-line results in the fourth quarter of 2018.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Costs of external service providers:
NUPLAZID (pimavanserin)	$25,857	$18,230	$46,196	$38,140
Other programs	1,811	41	2,445	64
Subtotal	27,668	18,271	48,641	38,204
Internal costs	11,030	9,489	21,676	19,664
Stock-based compensation	7,894	6,420	15,551	11,721
Total research and development	$46,592	$34,180	$85,868	$69,589

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

Comparison of the Three Months Ended June 30, 2018 and 2017

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $57.1 million and $30.5 million for the three months ended June 30, 2018 and 2017, respectively. The increase in net product sales of $26.6 million was primarily due to growth in NUPLAZID unit sales of approximately 34% in the three months ended June 30, 2018 as compared to the same period in 2017. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2018 compared to 2017, and a lower sales allowance and accrual rate for sales in the current year, due to the increased average price and changes in our customer mix.

Cost of Product Sales

Cost of product sales was $3.6 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, or approximately 6% and 7% of net product sales, respectively.  The cost of product sales as a percentage of net sales decreased during the three months ended June 30, 2018 as compared to the same period in 2017 due primarily to higher manufacturing levels, resulting in higher inventory cost absorption, and a higher average selling price for NUPLAZID in the current period, partially offset by a charge to reduce certain finished goods inventory to its net realizable value related to the upcoming launch of the 34 mg capsule. Product sold during the three months ended June 30, 2018 and 2017 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the three months ended June 30, 2018 and 2017.

License Fees and Royalties

License fees and royalties were $1.5 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the three months ended June 30, 2018 as compared to the same period in 2017 was due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $46.6 million for the three months ended June 30, 2018, including $7.9 million in stock-based compensation expense, from $34.2 million for the three months ended June 30, 2017, including $6.4 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $9.4 million in external service costs and an increase of $3.0 million in personnel and related costs, including an increase of $1.5 million in stock-based compensation expense. The increase in external service costs was primarily due to increased clinical study costs, as we continue to invest in our life cycle management programs for pimavanserin, and development costs related to the 34 mg capsule and 10 mg tablet.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $69.5 million for the three months ended June 30, 2018, including $11.5 million in stock-based compensation expense, from $61.1 million for the three months ended June 30, 2017, including $10.9 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to an increase in direct-to-consumer advertising costs and charitable contributions to independent charitable foundations that generally support Parkinson’s disease patients, which were partially offset by lower speaker program costs, publication costs and other sales-related costs, during the three months ended June 30, 2018, compared to the same period in 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $105.9 million and $45.8 million for the six months ended June 30, 2018 and 2017, respectively. The increase in net product sales of $60.1 million was primarily due to growth in NUPLAZID unit sales of approximately 65% in the six months ended June 30, 2018 as compared to the same period in 2017. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2018 compared to 2017, and a lower sales allowance and accrual rate for sales in the current year, due to the increased average price and changes in our customer mix.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2018 (in thousands):

	Prompt Pay, Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2017	$1,600	$(56)	$3,578	$5,122
Provision related to current period sales	12,138	688	10,781	23,607
Credits/payments for current period sales	(10,767)	(694)	(5,394)	(16,855)
Credits/payments for prior period sales	(1,600)	(56)	(3,112)	(4,768)
Balance as of June 30, 2018	$1,371	$(118)	$5,853	$7,106

The allowances for prompt pay, distribution fees, discounts & chargebacks are recorded as contra-assets in trade receivables; the prepaid co-pay assistance is recorded in prepaid expenses; and the rebates, data fees & returns are recorded in other accrued liabilities.

Cost of Product Sales

Cost of product sales was $5.7 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively, or approximately 5% and 10% of net product sales, respectively.  The cost of product sales as a percentage of net sales decreased during the six months ended June 30, 2018 as compared to the same period in 2017 due primarily to a higher average selling price for NUPLAZID in the current period and higher manufacturing levels, resulting in higher inventory cost absorption, partially offset by a charge to reduce certain finished goods inventory to its net realizable value related to the upcoming launch of the 34 mg capsule. Product sold during the six months ended June 30, 2018 and 2017 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the six months ended June 30, 2018 and 2017.

License Fees and Royalties

License fees and royalties were $2.8 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $85.9 million for the six months ended June 30, 2018, including $15.6 million in stock-based compensation expense, from $69.6 million for the six months ended June 30, 2017, including $11.7 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $10.4 million in external service costs and an increase of $5.9 million in personnel and related costs, including an increase of $3.9 million in stock-based compensation expense. The increase in external service costs was primarily due to increased clinical study costs as we continue to invest in our life cycle management programs for pimavanserin, and development costs related to the 34 mg capsule and 10 mg tablet.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $130.4 million for the six months ended June 30, 2018, including $23.3 million in stock-based compensation expense, from $126.8 million for the six months ended June 30, 2017, including $20.3 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to an increase in direct-to-consumer advertising costs, which were partially offset by lower speaker program costs, publication costs and other sales-related costs.  Additionally, personnel and related costs increased during the six months ended June 30, 2018 as compared to the same period in 2017, mostly due to increased stock-based compensation expenses from annual option grants.  Partially offsetting these increases was a decrease in charitable contributions made to independent charitable foundations that generally support Parkinson’s disease patients during the six months ended June 30, 2018, compared to the same period in 2017.

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

At June 30, 2018, we had $256.9 million in cash, cash equivalents, and investment securities, compared to $341.3 million at December 31, 2017. This $84.4 million decrease was primarily due to cash used in operations during the six months ended June 30, 2018, partially offset by proceeds from purchases under our employee stock purchase plan and stock options.

Net cash used in operating activities decreased to $86.1 million for the six months ended June 30, 2018 compared to $129.5 million for the six months ended June 30, 2017. The $43.4 million decrease in cash used in operations was primarily due to the decrease in our net loss during the current period and an increase of $7.2 million in non-cash stock-based compensation.

Net cash provided by investing activities totaled $85.7 million for the six months ended June 30, 2018 compared to net cash provided by investing activities of $91.2 million for the six months ended June 30, 2017. The decrease in net cash provided by investing activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to  our investment in Neuren during the six months ended June 30, 2018 that did not occur in 2017.

Net cash provided by financing activities decreased to $5.8 million for the six months ended June 30, 2018 compared to $18.5 million for the six months ended June 30, 2017. This decrease in net cash provided by financing activities for the six months ended June 30, 2018 was attributable to a decrease in proceeds resulting from the exercise of employee stock options in 2018 as compared to 2017.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between July 19 and July 23, 2018, in the wake of recent negative publicity about NUPLAZID, two purported Company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647-JAH-MDD, and Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672-LAB-JMA) in the U.S. District Court for the Southern District of California against us and certain of our current executive officers.  The complaints generally allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny.  The complaints seek unspecified monetary damages and other relief.  We plan to vigorously defend against the claims advanced.

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

If we do not obtain regulatory approval of NUPLAZID for other indications in the United States, or for any indication in foreign jurisdictions, we will not be able to market NUPLAZID for other indications or in other jurisdictions, which will limit our commercial revenues.*

While NUPLAZID (pimavanserin) has been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market NUPLAZID for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In the fourth quarter of 2016, we initiated clinical studies of pimavanserin in schizophrenia and depression and, in the fourth quarter of 2017, we initiated a Phase 3 study of pimavanserin in dementia-related psychosis, an indication for which no drug has been approved. There is no guarantee that any of these studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve NUPLAZID for any of those indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PD Psychosis. In addition, strategic considerations need to be taken into account when determining whether and when to submit NUPLAZID for approval in other jurisdictions. For example, in the fourth quarter of 2016, the European Medicines Agency, or EMA, approved our proposed pediatric investigation plan related to our planned submission of a marketing authorization application, or MAA, for NUPLAZID in Europe. However, in light of our continuing clinical development of pimavanserin in indications other than in PD Psychosis, and the time-limited data exclusivity currently granted by the EMA that commences on first approval of a product in Europe, we deferred submission of the MAA and we do not yet have a revised estimate of when we will make that filing. If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency outside of the United States, we will never be able to commercialize NUPLAZID for any other indication in the United States or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

In connection with the FDA approval, we committed to conduct the following post-marketing studies: (i) a randomized, placebo-controlled withdrawal study in PD Psychosis patients treated with NUPLAZID, (ii) studies to collect additional data to add to the NUPLAZID safety database from an aggregate of at least 500 predominantly frail and elderly subjects on NUPLAZID in one or more randomized, placebo-controlled studies of eight or more weeks duration, (iii) a drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer, and (iv) re-analysis of tissue samples from certain previously conducted pre-clinical studies. We have completed the re-analysis of tissue samples but the remaining studies are ongoing. If we fail to comply with our remaining post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing or planned clinical studies of

NUPLAZID, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PD Psychosis, an indication for which no other FDA-approved pharmaceutical treatment currently exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PD Psychosis, the rate of diagnosis of PD Psychosis, the prevalence and rate of hallucinations and delusions in patients diagnosed with PD Psychosis, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PD Psychosis to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PD Psychosis. For these reasons, even if PD Psychosis occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PD Psychosis is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PD Psychosis, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PD Psychosis, instead of NUPLAZID. Additionally, NUPLAZID is approved only for the treatment of hallucinations and delusions associated with PD Psychosis, rather than for the treatment of PD Psychosis and/or other symptoms of PD Psychosis, which may cause confusion for prescribing physicians. This confusion could result in physicians not prescribing NUPLAZID for patients diagnosed with PD Psychosis. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PD Psychosis, issues may arise with respect to patient adherence and compliance rates. For example, the current recommended dosing of NUPLAZID is two 17 mg tablets, taken together once a day. Patients may elect, whether at the direction of their physician or otherwise, to take only one tablet a day instead of two, to take tablets at different times during the day, or to otherwise not adhere to the recommended dosing, any of which could result in far lower efficacy.  The FDA has approved our NDA for a 34 mg capsule for NUPLAZID to, among other things, try to mitigate this risk. The 34 mg capsule is not anticipated to be commercially available until mid-August of 2018. We also submitted a supplemental NDA, or sNDA, for a 10 mg tablet to the FDA, which was also approved and we expect to launch that dose at the same time the 34 mg capsule is commercially available. The 10 mg tablet provides an optimized lower dosage strength in those patients who are concomitantly receiving strong cytochrome 3A4 inhibitors which can inhibit the metabolism of NUPLAZID. Both the 34 mg and the 10 mg doses are intended to be taken once a day. Patients may elect, whether at the direction of their physician or otherwise, to not adhere to the recommended dosing, which could result in far lower efficacy for the 10 mg and 34 mg doses. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it.

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

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others, to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from third-party commercial payors is critical to product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor drug products when lower cost therapeutic alternatives are already available or subsequently become available. Even with coverage for NUPLAZID, or other products we may market, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients may not use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling NUPLAZID at less than an optimized price could impact our revenues and overall success as a company. We have changed, and may continue to change, the price of NUPLAZID from time to time, however, we do not know if the price we have selected, or may select in the future, for NUPLAZID is or will be the optimized price. Additionally, we do not know whether and to what extent third-party payors will react to any possible future changes in the price of NUPLAZID. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Further, one payor’s determination to provide coverage and reimbursement for a product does not assure that other payors also will provide coverage and reimbursement for the product. Therefore, coverage and reimbursement for NUPLAZID may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of NUPLAZID to each payor separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

Healthcare reform measures may negatively impact our ability to sell NUPLAZID or our product candidates, if approved, profitably.*

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

We expect that the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on

January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. Given that the current patient population for NUPLAZID is primarily Medicare beneficiaries, accelerating the closure of the coverage gap and the increase in the discount that must be paid, could have a significant impact on the Company’s business in 2019 and beyond. More recently, in July 2018, CMS announced that it is suspending further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress could consider additional legislation to repeal or repeal and replace other elements of the ACA. At this time, the ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry and its impact to our business is unclear.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. The Trump administration also released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval.

We are subject, directly and indirectly, to federal, state and foreign healthcare laws and regulations, including healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Our operations are directly, and indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our sales, marketing, grants, charitable donations, and education programs and constrain the business or financial arrangements with healthcare providers, physicians, charitable foundations that support Parkinson’s disease patients generally, and other parties that have the ability to directly or indirectly influence the prescribing, ordering, marketing, or distribution of our products for which we obtain marketing approval. In addition, we are subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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
•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to certain payments and other transfers of value made to physicians, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

analogous state and local laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities and/or the registration of pharmaceutical sales and medical representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers, and the European General Data Protection Regulation, or GDPR, which became effective in May 2018 and contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation, including companies like us that conduct clinical trials in the EU; we anticipate that over time we may expand our business operations to include additional operations in the EU and with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

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

The FDA granted marketing approval of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis, and we could face liability if a regulatory authority determines that we are promoting NUPLAZID for any “off-label” uses.*

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication or patient population that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of NUPLAZID, and any other products we may market, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice, or DOJ, and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA DOJ, or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2018, we had an accumulated deficit of approximately $1.3 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $256.9 million at June 30, 2018. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

The pivotal Phase 3 study with NUPLAZID for PD Psychosis, the results of which were announced in November 2012, was our first successful pivotal Phase 3 trial and there is no guarantee that future studies with pimavanserin will be successful. *

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from the -020 Study. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with AD Psychosis. Even though we successfully completed this Phase 2 exploratory study, or the -019 Study, and the -020 Study, those results are not predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PD Psychosis, such as in dementia-related psychosis, schizophrenia, and depression. However, prior to the efficacy study that we initiated in the fourth quarter of 2017, we had never tested pimavanserin in clinical studies where the primary outcome was for the broad indication of dementia-related psychosis, and prior to the study in major depressive disorder that we initiated in the fourth quarter of 2016, we had never tested pimavanserin in clinical studies in depression. Additionally, prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study, or that we will have the same level of success with pimavanserin in dementia-related psychosis or in other indications that we had with the -019 Study. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PD Psychosis or for other indications, including dementia-related psychosis, will be consistent with those from the -019 Study or -020 Study.

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

Pimavanserin is currently in development for several additional indications other than in PD Psychosis, and development is a long, expensive and unpredictable process with a high risk of failure. *

Preclinical testing and clinical trials are long, expensive and unpredictable processes that can be subject to delays. It may take several years to complete the preclinical testing and clinical development necessary to commercialize a drug, and delays or failure can occur at any stage. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials.

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase 3 trial with NUPLAZID in 2009. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID could be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In the fourth quarter of 2017, we initiated a Phase 3 study of pimavanserin in patients with dementia-related psychosis, and in the fourth quarter of 2016 we initiated both a Phase 2 and a Phase 3 study of pimavanserin as an adjunctive treatment in patients with schizophrenia as well as a Phase 2 study of pimavanserin as an adjunctive treatment in patients with major depressive disorder. We may plan and conduct additional studies in other indications in the future.

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

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of June 30, 2018, we employed approximately 420 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

As we grow as an organization and expand as a commercial-stage company, we may make certain changes to our organization in order to properly manage our growth, which may include changes to the composition of our board of directors and management. Any such changes may be disruptive to us as an organization, which could harm our business.*

As we continue to grow as an organization, including by expanding our development efforts and building out our capabilities for the ongoing commercialization of NUPLAZID, we have implemented, and will continue to evaluate and may implement additional, changes to our organization that may be appropriate in order to properly manage and direct our growth as a commercial-stage company. These changes may include changes to the size and composition of our management and/or board of directors, as appropriate, to include individuals with substantial experience in managing or serving on the boards of directors of commercial-stage pharmaceutical companies. For example, during 2015 and 2016, five long-standing board members either resigned from the board or did not stand for re-election, and during approximately the same timeframe our board elected three new board members. We hired a new head of Regulatory Affairs in February 2017 and, in March 2017, we hired a new Chief Commercial Officer following the retirement of our prior chief commercial officer. In addition, in February 2018, our General Counsel announced that he would be leaving ACADIA and in July 2018, we hired a new General Counsel to replace him. We may decide to hire other executive level employees as we grow. Any such significant changes to the organization may distract management or otherwise be disruptive to us as a company, which could harm our business.

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

Changes or modifications in financial accounting standards, including those related to revenue recognition may harm our results of operations.*

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

Central provisions of the America Invents Act went into effect on September 16, 2012 and on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and post-grant review that allow third parties to challenge the validity of an issued patent in front of the United States PTO Patent Trial and Appeal Board. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. IPRs permit any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. Patents covering pharmaceutical products have been subject to attack in IPRs from generic drug companies and from hedge funds. If it is within nine months of the issuance of the challenged patent, a third party can petition the United States PTO for post-grant review, which can be based on any invalidity grounds and is not limited to prior art patents or printed publications.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The parties agreed to a settlement in that case, which was approved by the court in January 2018. Additionally, Between July 19 and July 23, 2018, in the wake of recent negative publicity about NUPLAZID, two putative securities class action complaints were filed against us and certain of our current executive officers.  The complaints generally allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On April 1, 2016, we filed a registration statement covering the sale of up to 26,179,806 shares of our common stock, which includes 500,000 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of June 30, 2018, and which represent approximately 21 percent of our outstanding shares. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, As Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Update to Description of Outside Director Compensation Program (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed May 4, 2018)

10.2	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 8, 2018).

10.3	Lease Agreement between Registrant and Boston Properties Limited partnership, dated May 15, 2018.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 8, 2018, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[a]	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: August 8, 2018	By:	/s/ Todd Young
Todd Young
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)