Form 10-Q
period 2018-09-30
ACADIA PHARMACEUTICALS INC
filed 2018-11-06
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 31, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	125,074,557

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$63,897	$69,418
Investment securities, available-for-sale	150,239	271,924
Accounts receivable, net	19,958	17,343
Interest and other receivables	724	1,087
Inventory	4,347	5,248
Prepaid expenses	14,951	8,457
Total current assets	254,116	373,477
Property and equipment, net	3,372	2,662
Intangible assets, net	4,431	5,538
Restricted cash	3,111	2,475
Other assets	1,426	354
Total assets	$266,456	$384,506
Liabilities and stockholders’ equity
Accounts payable	$2,955	$8,786
Accrued liabilities	38,852	40,244
Total current liabilities	41,807	49,030
Long-term liabilities	1,209	191
Total liabilities	43,016	49,221
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at September 30, 2018 and December 31, 2017; 125,023,015 shares and 124,410,552 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	12	12
Additional paid-in capital	1,627,113	1,559,343
Accumulated deficit	(1,403,371)	(1,223,671)
Accumulated other comprehensive loss	(314)	(399)
Total stockholders’ equity	223,440	335,285
Total liabilities and stockholders’ equity	$266,456	$384,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Product sales, net	$58,305	$35,578	$164,236	$81,339
Total revenues	58,305	35,578	164,236	81,339
Operating expenses
Cost of product sales	3,839	2,135	9,554	6,622
License fees and royalties	1,536	1,078	4,384	2,735
Research and development	53,112	36,421	138,980	106,010
Selling, general and administrative	61,089	61,588	191,487	188,373
Total operating expenses	119,576	101,222	344,405	303,740
Loss from operations	(61,271)	(65,644)	(180,169)	(222,401)
Interest income, net	1,229	1,063	3,678	3,019
Other expense	(1,720)	—	(1,967)	—
Loss before income taxes	(61,762)	(64,581)	(178,458)	(219,382)
Income tax expense	376	667	1,242	1,150
Net loss	$(62,138)	$(65,248)	$(179,700)	$(220,532)
Net loss per common share, basic and diluted	$(0.50)	$(0.53)	$(1.44)	$(1.81)
Weighted average common shares outstanding, basic and diluted	125,009	122,484	124,883	122,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(62,138)	$(65,248)	$(179,700)	$(220,532)
Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities	186	25	83	(174)
Foreign currency translation adjustments	—	(1)	2	(5)
Comprehensive loss	$(61,952)	$(65,224)	$(179,615)	$(220,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(179,700)	$(220,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	61,163	53,513
Amortization of premiums and accretion of discounts on investment securities, net	(415)	(138)
Amortization of intangible assets	1,107	1,108
Loss on strategic investments	1,967	—
Depreciation	1,116	904
Loss on disposal of assets	27	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,615)	(8,318)
Interest and other receivables	363	204
Inventory	1,464	(1,645)
Prepaid expenses	(6,494)	(7,011)
Other assets	111	416
Accounts payable	(5,856)	(950)
Accrued liabilities	(1,647)	(2,857)
Deferred revenue	—	(2,644)
Long-term liabilities	1,018	88
Net cash used in operating activities	(128,391)	(187,862)
Cash flows from investing activities
Purchases of investment securities	(95,379)	(353,840)
Maturities of investment securities	217,562	465,211
Proceeds from sale of property and equipment	5	—
Purchases of strategic investments	(3,150)	—
Purchases of property and equipment	(1,578)	(805)
Net cash provided by investing activities	117,460	110,566
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	6,044	26,397
Net cash provided by financing activities	6,044	26,397
Effect of exchange rate changes on cash	2	(5)
Net decrease in cash, cash equivalents and restricted cash	(4,885)	(50,904)
Cash, cash equivalents and restricted cash
Beginning of period	71,893	165,995
End of period	$67,008	$115,091
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$280	$9
Stock-based compensation capitalized in inventory	$(563)	$284

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

Reclassifications

The Company has reclassified certain prior period amounts to conform to current period presentation. Specifically, it has reclassified income tax expense previously included within selling, general and administrative expense and presented it separately in the Condensed Consolidated Statements of Operations. This reclassification reduced the Company’s previously stated selling, general and administrative expense and total operating expense for the three and nine months ended September 30, 2017 by $0.7 million and $1.2 million, respectively. The reclassification had no impact on the Company’s net loss or stockholders’ equity as previously reported.

In addition, pursuant to the adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash, on January 1, 2018, the Company is presenting restricted cash with cash and cash equivalents in the beginning-of-period and end-of-period total amounts on its Condensed Consolidated Statements of Cash Flows. This reclassification reduced the Company’s previously stated net cash used in operations and net decrease in cash and cash equivalents for the nine months ended September 30, 2017 by $0.1 million. The reclassification had no impact on the Company’s balance sheets as previously reported. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$69,418	$63,897	$163,620	$112,616
Restricted cash	2,475	3,111	2,375	2,475
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$71,893	$67,008	$165,995	$115,091

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At September 30, 2018, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million and $1.1 million for each of the three and nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, estimated future amortization expense related to the Company’s intangible asset was $0.4 million for the remainder of 2018, $1.5 million for each of 2019 and 2020, and $1.0 million for 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, are expensed to license fees and royalties as revenue from product sales is recognized.

Revenue Recognition

Product Sales, Net

The Company’s net product sales consist of U.S. sales of NUPLAZID. Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and applied all the related amendments to all of the contracts using the modified-retrospective method. While results for reporting periods beginning after January 1, 2018 are presented under the new guidance, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The accounting policy for revenue recognition for periods prior to January 1, 2018 is described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report. Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Payment terms differ by customer, but typically range from 31 to 35 days from the date of shipment. Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company transfers control of the product and when the Company receives payment will be one year or less. No cumulative effect adjustment to the opening balance of retained earnings was necessary upon adoption, and there is no reconciliation of the Company’s Condensed Consolidated Statements of Operations, as no revenue recognition differences were identified when comparing the revenue recognition criteria under Topic 606 to previous requirements.

Product shipping and handling costs are included in cost of product sales.

The Company recognizes revenue from product sales at the net sales price (the “transaction price”) which includes estimates of variable consideration for which reserves are established and reflects each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the amount payable is settled. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from estimates, the Company may need to adjust its estimates, which would affect net revenue in the period of adjustment.

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

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at September 30, 2018 and 2017, stock options, employee stock purchase plan rights, and warrants totaling approximately 19,775,000 shares and 20,154,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product sales	$838	$1,210	$3,025	$2,971
Research and development	8,066	6,877	23,617	18,598
Selling, general and administrative	11,265	11,611	34,521	31,944
	$20,169	$19,698	$61,163	$53,513

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw material	$3,005	$4,084
Finished goods	897	1,164
Work in process	445	—
	$4,347	$5,248

Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation and benefits	$14,467	$15,260
Accrued consulting and professional fees	9,003	9,395
Accrued research and development services	8,978	9,487
Accrued sales allowances	3,485	3,591
Other	2,919	2,511
	$38,852	$40,244

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$124,521	$5	$(318)	$124,208
Commercial paper	26,042	1	(12)	26,031
Equity securities	3,149	—	(1,967)	1,182
	$153,712	$6	$(2,297)	$151,421

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$32,976	$—	$(12)	$32,964
Government sponsored enterprise securities	10,082	—	(10)	10,072
Corporate debt securities	138,650	1	(321)	138,330
Commercial paper	90,623	—	(65)	90,558
	$272,331	$1	$(408)	$271,924

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its Condensed Consolidated Balance Sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2018 and December 31, 2017, the Company held $35.1 million and $48.7 million, respectively, of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company has classified all equity securities as other assets on its Condensed Consolidated Balance Sheets.

At September 30, 2018 the Company had 37 securities in an unrealized loss position and at December 31, 2017 the Company had 54 securities in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2018:
Corporate debt securities	$81,064	$(189)	$28,249	$(128)	$109,313	$(317)
Commercial paper	15,546	(12)	2,998	(1)	18,544	(13)
Total	$96,610	$(201)	$31,247	$(129)	$127,857	$(330)
December 31, 2017:
U.S. Treasury notes	$32,964	$(12)	$—	$—	$32,964	$(12)
Government sponsored enterprise securities	10,072	(10)	—	—	10,072	(10)
Corporate debt securities	129,820	(321)	—	—	129,820	(321)
Commercial paper	90,558	(65)	—	—	90,558	(65)
Total	$263,414	$(408)	$—	$—	$263,414	$(408)

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at September 30, 2018 and December 31, 2017.

7. Fair Value Measurements

The Company’s investments include cash equivalents, available-for-sale investment securities consisting of money market funds, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy and equity investments. The Company’s investment policy defines allowable investment debt securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment debt securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment debt securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2018 and December 31, 2017.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value of the Company’s cash equivalents, available-for-sale investment securities and equity securities at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$55,160	$55,160	$—	$—
Equity securities	1,182	1,182	—	—
Corporate debt securities	124,208	—	124,208	—
Commercial paper	26,031	—	26,031	—
	$206,581	$56,342	$150,239	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$38,057	$38,057	$—	$—
U.S. Treasury notes	32,964	32,964	—	—
Government sponsored enterprise securities	10,072	—	10,072	—
Corporate debt securities	154,396	—	154,396	—
Commercial paper	98,052	—	98,052	—
	$333,541	$71,021	$262,520	$—

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

Private Equity Financings

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and the sale of warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant share in a private equity financing. The warrants have an exercise price of $0.01 per share and will expire on December 17,

2019. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.1 percent, volatility of 105.8 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the warrants to purchase 500,000 shares of common stock, all of which remained outstanding at September 30, 2018, may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise.

9. Commitments and Contingencies

Leases and Other Long-Term Commitments

In May 2018, the Company entered into a lease agreement to lease facilities under a noncancelable operating lease that expires January 2026.

Estimated annual future minimum payments related to the Company’s operating leases were as follows at September 30, 2018 (in thousands):

2018	$748
2019	1,880
2020	1,192
2021	886
2022	898
Thereafter	2,848
$8,452

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

Legal Proceedings

Between July 19 and August 3, 2018, following recent negative publicity about NUPLAZID, three purported Company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647-JAH-MDD, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672-LAB-JMA, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-1812-DMS-WVG) in the U.S. District Court for the Southern District of California against the Company and certain of its current executive officers.  The complaints generally allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny.  The complaints seek unspecified monetary damages and other relief. Several putative lead plaintiffs have filed motions to consolidate the cases and to appoint a lead plaintiff. The motions have been fully briefed and are set to be heard on January 3, 2019. The defendants’ response to the complaints is stayed pending resolution of the lead plaintiff motions. The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

Government Investigation

In September 2018 the Company received a civil investigative demand (“CID”) from the Department of Justice (“DOJ”) requesting certain documents and information related to the Company’s sales and marketing of NUPLAZID. The Company is cooperating with the DOJ’s request. Responding to the CID will require considerable resources and no assurance can be given as to the timing or outcome of the DOJ’s investigation.

10. License Agreements

In May 2018, the Company signed an Exclusivity Deed (the “Deed”) with Neuren Pharmaceuticals Limited (“Neuren”) that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company invested $3.1 million to subscribe for 1,330,000 shares of the company and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018. At September 30, 2018, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through other expense on the statements of operations.   Net loss on strategic investments recognized in other expense in the Condensed Consolidated Statements of Operations in the three and nine months ended September 30, 2018 was $1.7 million and $2.0 million, respectively. As of September 30, 2018, the aggregate carrying amount of the Company’s strategic equity investment was $1.2 million included in other assets on the Condensed Consolidated Balance Sheets.

In August 2018, the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, Neuren received an upfront payment of $10.0 million and is eligible to receive milestone payments of up to $455.0 million, based on the achievement of certain development and annual net sales milestones. In addition, Neuren is eligible to receive tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million has been recorded in research and development expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018, as there is no alternative use for the asset.

11. Recent Accounting Pronouncements

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018, using a retrospective transition method. The adoption of this ASU impacted the presentation of cash flows, with inclusion of restricted cash flows for each of the presented periods.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. Companies are required to adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. In January 2018, the FASB issued ASU 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842, which facilitates the implementation of ASU 2016-02. ASU 2018-01 would give entities the option to apply ASU 2016-02 as of the effective date, rather than as of the beginning of the earliest period presented. Under this additional option transition method, a cumulative-effect adjustment would be recognized in the opening balance of retained earnings in the period of adoption. The effective date of the transition requirements for the amendment is the same as the effective date and transition requirements in ASU 2016-02. In order to adopt the new standard on January 1, 2019, the Company is currently designing changes to its processes, policies, and controls for lease accounting. The Company expects to elect the standard’s package of practical expedients on adoption, which allows the Company to carry forward its historical assessment of whether existing agreements contain a lease and the classification of the existing lease agreements. While the Company continues to review the existing lease agreements and assess the effects of adoption, it anticipates substantially all of its real-estate operating lease commitments will be recognized as lease liabilities with corresponding right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities recorded on its Condensed Consolidated Balance Sheets.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis, and is the only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis in our Phase 3 pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PD Psychosis. We hold worldwide commercialization rights to pimavanserin. We launched NUPLAZID in the United States in May 2016 with the recommended dosing of 34 mg once a day taken as two 17 mg tablets. In June 2018, the FDA approved a 34 mg NUPLAZID capsule formulation that provides patients with the recommended 34 mg once daily dose in a single, small capsule, reducing patient pill burden versus the previous administration of two 17 mg tablets. In addition, the FDA approved a 10 mg NUPLAZID tablet that provides an optimized lower dosage strength in those patients who are concomitantly receiving strong cytochrome 3A4 inhibitors which can inhibit the metabolism of NUPLAZID.

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

We also believe schizophrenia represents a disease with multiple unmet or ill-served needs and we are currently exploring the utility of pimavanserin in this area. Despite a large number of FDA-approved therapies for schizophrenia, current drugs do not adequately address some very important symptoms of schizophrenia, such as the inadequate response to current antipsychotic treatment of psychotic symptoms and negative symptoms. In the fourth quarter of 2016, we initiated two studies evaluating the adjunctive use of pimavanserin in patients with schizophrenia. ENHANCE-1 is a Phase 3 study evaluating pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to their current antipsychotic therapy. We expect to report top-line results of the ENHANCE-1 study mid-2019. ADVANCE is a Phase 2 study evaluating pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia.

According to the National Institute of Mental Health, major depressive disorder (MDD) affects approximately 16 million adults in the United States, with approximately 2.5 million adults treated with adjunctive therapy.  The majority of people who suffer from MDD do not respond adequately to initial antidepressant therapy. In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin for adjunctive treatment in 207 patients with MDD who had a confirmed inadequate response to existing first-line, SSRI or SNRI, antidepressant therapy. In the study, pimavanserin met the pre-specified primary and key secondary endpoints with statistical significance and positive results were also observed in seven additional secondary endpoints including response rate, improvement in sexual function, and a reduction in daytime sleepiness. Pimavanserin was generally well-tolerated in the study with no meaningful weight gain observed or impact on motor function. The Company plans to meet with the FDA and initiate a Phase 3 program in adjunctive MDD in first half of 2019.

In August, 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren Pharmaceuticals. Rett syndrome is a debilitating neurological disorder that occurs in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Trofinetide is a novel synthetic analog of the amino-terminal tripeptide of IGF-1 designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA Fast Track Status and Orphan Drug Designation in the U.S. and Europe. Currently, there are no approved medicines for the treatment of Rett syndrome. We plan to initiate a Phase 3 randomized, double-blind placebo-controlled study evaluating trofinetide in girls with Rett syndrome in the second half of 2019.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PD Psychosis, including dementia-related psychosis, schizophrenia and depression. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in PD Psychosis patients treated with NUPLAZID and randomized, placebo-controlled eight-week studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies. We expect to incur increased research and development expenses as a result of our development of trofinetide under the exclusive North American license granted to us by Neuren Pharmaceuticals, including the costs of the planned Phase 3 randomized, double-blind placebo-controlled study evaluating trofinetide in girls with Rett syndrome. We currently are responsible for all costs incurred in the development of trofinetide, as well as milestone payments subject to achievement of development milestones.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Costs of external service providers:
NUPLAZID (pimavanserin)	$22,037	$19,999	$68,233	$58,140
Trofinetide	10,656	-	10,656	-
Other programs	1,998	158	4,443	222
Subtotal	34,691	20,157	83,332	58,362
Internal costs	10,355	9,387	32,031	29,050
Stock-based compensation	8,066	6,877	23,617	18,598
Total research and development	$53,112	$36,421	$138,980	$106,010

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within dementia-related psychosis, schizophrenia, and depression, and the development of trofinetide. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PD Psychosis, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments, pursue the development of pimavanserin in additional indications other than PD Psychosis, including our studies within the dementia-related psychosis, schizophrenia, and depression indications and the development of trofinetide in Rett Syndrome. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our development of pimavanserin in additional indications other than in PD Psychosis, our development of Trofinetide in Rett Syndrome, the progress and timing of expenditures related to studies pursuant to our post-marketing commitments, and the timing and amount of payments received pursuant to any potential future collaborations. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended September 30, 2018 and 2017

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $58.3 million and $35.6 million for the three months ended September 30, 2018 and 2017, respectively. The increase in net product sales of $22.7 million was primarily due to a higher average gross selling price of NUPLAZID in the three months ended September 30, 2018 as compared to the same period in 2017. Also contributing to the increase was growth in NUPLAZID unit sales of approximately 27% in 2018 compared to 2017.

Cost of Product Sales

Cost of product sales was $3.8 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, or approximately 7% and 6% of net product sales, respectively.  The cost of product sales as a percentage of net sales remained relatively consistent during the three months ended September 30, 2018 as compared to the same period in 2017. Product sold during the three months ended September 30, 2018 and 2017 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the three months ended September 30, 2018 and 2017.

License Fees and Royalties

License fees and royalties were $1.5 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the three months ended September 30, 2018 as compared to the same period in 2017 was due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $53.1 million for the three months ended September 30, 2018, including $8.1 million in stock-based compensation expense, from $36.4 million for the three months ended September 30, 2017, including $6.9 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $14.5 million in external service costs and an increase of $2.2 million in personnel and related costs, including an increase of $1.2 million in stock-based compensation expense. The increase in external service costs was primarily due to increased clinical study costs, as we continue to invest in our life cycle management programs for pimavanserin, as well as an upfront payment of $10.0 million to Neuren Pharmaceuticals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $61.1 million for the three months ended September 30, 2018, including $11.3 million in stock-based compensation expense, from $61.6 million for the three months ended September 30, 2017, including $11.6 million in stock-based compensation expense. The decrease in selling, general and administrative expenses was primarily due to lower charitable contributions to independent charitable foundations that generally support Parkinson’s disease patients and lower speaker program costs during the three months ended September 30, 2018, compared to the same period in 2017, which were partially offset by an increase in direct-to-consumer advertising costs and other sales related costs.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $164.2 million and $81.3 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net product sales of $82.9 million was primarily due to a higher average gross selling price of NUPLAZID in the nine months ended September 30, 2018 as compared to the same period in 2017. Also contributing to the increase was growth in NUPLAZID unit sales of approximately 50% in 2018 compared to 2017, and a lower sales allowance and accrual rate for sales in the current year, due to the increased average price and changes in our customer mix.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2018 (in thousands):

	Prompt Pay, Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2017	$1,600	$(56)	$3,578	$5,122
Provision related to current period sales	18,592	970	13,582	33,144
Credits/payments for current period sales	(16,845)	(874)	(10,564)	(28,283)
Credits/payments for prior period sales	(1,600)	(56)	(3,111)	(4,767)
Balance as of September 30, 2018	$1,747	$(16)	$3,485	$5,216

The allowances for prompt pay, distribution fees, discounts & chargebacks are recorded as contra-assets in trade receivables; the co-pay assistance is recorded in prepaid expenses; and the rebates, data fees & returns are recorded in other accrued liabilities.

Cost of Product Sales

Cost of product sales was $9.6 million and $6.6 million for the nine months ended September 30, 2018 and 2017, respectively, or approximately 6% and 8% of net product sales, respectively.  The cost of product sales as a percentage of net sales decreased during the nine months ended September 30, 2018 as compared to the same period in 2017 due primarily to a higher average selling price for NUPLAZID in the current period and higher manufacturing levels, resulting in higher inventory cost absorption, partially offset by a charge to reduce certain finished goods inventory to its net realizable value related to the launch of the 34 mg capsule. Product sold during the nine months ended September 30, 2018 and 2017 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins for the nine months ended September 30, 2018 and 2017.

License Fees and Royalties

License fees and royalties were $4.4 million and $2.7 million for the nine months ended September 30, 2018 and 2017, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $139.0 million for the nine months ended September 30, 2018, including $23.6 million in stock-based compensation expense, from $106.0 million for the nine months ended September 30, 2017, including $18.6 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $25.0 million in external service costs and an increase of $8.0 million in personnel and related costs, including an increase of $5.0 million in stock-based compensation expense. The increase in external service costs was primarily due to increased clinical study costs as we continue to invest in our life cycle management programs for pimavanserin, and development costs related to the 34 mg capsule and 10 mg tablet, as well as an upfront payment of $10.0 million to Neuren Pharmaceuticals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $191.5 million for the nine months ended September 30, 2018, including $34.5 million in stock-based compensation expense, from $188.4 million for the nine months ended September 30, 2017, including $31.9 million in stock-based compensation expense. The increase in selling, general and administrative expenses was due to an increase of $2.6 million in stock-based compensation expense and an increase in direct-to-consumer advertising costs mostly offset by a decrease in charitable contributions made to independent charitable foundations that generally support Parkinson’s disease patients during the nine months ended September 30, 2018, compared to the same period in 2017.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income and, since 2016, with revenues from sales of NUPLAZID. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned commercial activities for NUPLAZID, our ongoing and planned development activities for pimavanserin in additional indications other than PD Psychosis, studies to be conducted pursuant to our post-marketing commitments, and our planned development activities for trofinetide for the treatment of Rett syndrome. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next twelve months.

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

In accordance with our investment policy, we invest a substantial portion of our available cash in money market funds, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruptions in the credit markets that have occurred in the past. However, if there are future disruptions in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected.

At September 30, 2018, we had $214.1 million in cash, cash equivalents, and investment securities, compared to $341.3 million at December 31, 2017. This $127.2 million decrease was primarily due to cash used in operations during the nine months ended September 30, 2018, partially offset by proceeds from purchases under our employee stock purchase plan and stock option exercises.

Net cash used in operating activities decreased to $128.4 million for the nine months ended September 30, 2018 compared to $187.9 million for nine months ended September 30, 2017. The $59.5 million decrease in cash used in operations was primarily due to the decrease in our net loss during the current period and an increase of $7.7 million in non-cash stock-based compensation.

Net cash provided by investing activities totaled $117.5 million for the nine months ended September 30, 2018 compared to net cash provided by investing activities of $110.6 million for the nine months ended September 30, 2017. The increase in net cash provided by investing activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a decrease in purchases of investment securities attributable to cash used to fund operations, partially offset by our strategic investment in Neuren during the nine months ended September 30, 2018 that did not occur in 2017.

Net cash provided by financing activities decreased to $6.0 million for the nine months ended September 30, 2018 compared to $26.4 million for the nine months ended September 30, 2017. This decrease in net cash provided by financing activities for nine months ended September 30, 2018 was attributable to a decrease in proceeds resulting from the exercise of employee stock options in 2018 as compared to 2017.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 11 — Recent Accounting Pronouncements”.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

For a description of our legal proceedings, see Note 9, Commitments and Contingencies - Legal Proceedings, in the Notes to Condensed Consolidated Financial Statements, included in Item 1 of this Quarterly Report on Form 10-Q.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PD Psychosis, an indication for which no other FDA-approved pharmaceutical treatment currently exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PD Psychosis, the rate of diagnosis of PD Psychosis, the prevalence and rate of hallucinations and delusions in patients diagnosed with PD Psychosis, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PD Psychosis to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PD Psychosis. For these reasons, even if PD Psychosis occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PD Psychosis is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PD Psychosis, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PD Psychosis, instead of NUPLAZID. Additionally, NUPLAZID is approved only for the treatment of hallucinations and delusions associated with PD Psychosis, rather than for the treatment of PD Psychosis and/or other symptoms of PD Psychosis, which may cause confusion for prescribing physicians. This confusion could result in physicians not prescribing NUPLAZID for patients diagnosed with PD Psychosis. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PD Psychosis, issues may arise with respect to patient adherence and compliance rates. For example, the current recommended dosing of NUPLAZID is two 17 mg tablets, taken together once a day. Patients may elect, whether at the direction of their physician or otherwise, to take only one tablet a day instead of two, to take tablets at different times during the day, or to otherwise not adhere to the recommended dosing, any of which could result in far lower efficacy.  The FDA has approved our NDA for a 34 mg capsule for NUPLAZID to, among other things, try to mitigate this risk. The 34 mg capsule is now commercially available. We also submitted a supplemental NDA, or sNDA, for a 10 mg tablet to the FDA, which was also approved and is now commercially available. The 10 mg tablet provides an optimized lower dosage strength in those patients who are concomitantly receiving strong cytochrome 3A4 inhibitors which can inhibit the metabolism of NUPLAZID. Both the 34 mg and the 10 mg doses are intended to be taken once a day. Patients may elect, whether at the direction of their physician or otherwise, to not adhere to the recommended dosing, which could result in far lower efficacy for the 10 mg and 34 mg doses. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it.

The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PD Psychosis. There has also been recent attention to publicly reported deaths of patients that were prescribed NUPLAZID, and the FDA conducted an evaluation of available information about NUPLAZID. On September 20, 2018 the U.S. FDA issued a statement concluding: “The U.S. FDA has completed a review of all post marketing reports of deaths and serious adverse events (SAEs) reported with the use of NUPLAZID. Based on an analysis of all available data, FDA did not identify any new or unexpected safety findings with NUPLAZID, or findings that are inconsistent with the established safety profile currently described in the drug label. After a thorough review, FDA’s conclusion remains unchanged that the drug’s benefits outweigh its risks for patients with hallucinations and delusions of Parkinson’s disease psychosis.” Regardless, perceptions that NUPLAZID is unsafe, even if unfounded, may discourage physicians from prescribing or patients from taking NUPLAZID.

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

The FDA granted marketing approval of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis, and we could face liability if a regulatory authority determines that we are promoting NUPLAZID for any “off-label” uses.*

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication or patient population that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of NUPLAZID, and any other products we may market, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice, or DOJ, and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA, DOJ, or any other governmental agency initiates an enforcement action against us, including as a result of the civil investigative demand mentioned below, or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation. In September 2018, we received a civil investigative demand, or CID, from the DOJ requesting certain documents and information related to our sales and marketing of NUPLAZID. We are cooperating with the DOJ’s request. Responding to the CID will require considerable resources and no assurance can be given as to the timing or outcome of the DOJ’s investigation.

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2018, we had an accumulated deficit of approximately $1.4 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $214.1 million at September 30, 2018. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Pimavanserin is currently in development for several additional indications other than in PD Psychosis, and we are initiating the development of trofinetide for Rett syndrome. Drug development is a long, expensive and unpredictable process with a high risk of failure. *

Preclinical testing and clinical trials are long, expensive and unpredictable processes that can be subject to delays. It may take several years to complete the preclinical testing and clinical development necessary to commercialize a drug, and delays or failure can occur at any stage. Interim results of clinical trials do not necessarily predict final results, and success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials.

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase 3 trial with NUPLAZID in 2009. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID could be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In the fourth quarter of 2017, we initiated a Phase 3 study of pimavanserin in patients with dementia-related psychosis, and in the fourth quarter of 2016 we initiated both a Phase 2 and a Phase 3 study of pimavanserin as an adjunctive treatment in patients with schizophrenia as well as a Phase 2 study of pimavanserin as an adjunctive treatment in patients with major depressive disorder. We may plan and conduct additional studies in other indications in the future, and plan to initiate a Phase 3 study of trofinetide in Rett syndrome in the second half of 2019.

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

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of September 30, 2018, we employed approximately 410 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

As we grow as an organization and expand as a commercial-stage company, we may make certain changes to our organization in order to properly manage our growth, which may include changes to the composition of our board of directors and management. Any such changes may be disruptive to us as an organization, which could harm our business.*

As we continue to grow as an organization, including by expanding our development efforts and building out our capabilities for the ongoing commercialization of NUPLAZID, we have implemented, and will continue to evaluate and may implement additional, changes to our organization that may be appropriate in order to properly manage and direct our growth as a commercial-stage company. These changes may include changes to the size and composition of our management and/or board of directors, as appropriate, to include individuals with substantial experience in managing or serving on the boards of directors of commercial-stage pharmaceutical companies. For example, during 2015 and 2016, five long-standing board members either resigned from the board or did not stand for re-election, and during approximately the same timeframe our board elected three new board members. We hired a new head of Regulatory Affairs in February 2017 and, in March 2017, we hired a new Chief Commercial Officer following the retirement of our prior chief commercial officer. In September 2018, we hired a new head of Medical Affairs and a new Chief Scientific Officer and head of External Innovation, both of which are newly-created roles. In addition, in October 2018, our Chief Financial Officer left ACADIA for another healthcare company. We may decide to hire other executive level employees as we grow. Any such significant changes to the organization may distract management or otherwise be disruptive to us as a company, which could harm our business.

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

If we fail to comply with the obligations in agreements under which we license intellectual property rights from third parties, we could lose license rights to certain of our product candidates.*

In August 2018, we entered into a license agreement with Neuren Pharmaceuticals Limited, or Neuren, and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications, and we may enter into additional license agreements in the future.

Our agreement with Neuren imposes, and we expect that future agreements where we in-license intellectual property will impose, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patents and other rights to third parties;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;

•	our right to transfer or assign the license; and
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the related product candidates, which would have a material adverse effect on our business.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The parties agreed to a settlement in that case, which was approved by the court in January 2018. Additionally, Between July 19 and August 3, 2018, following the recent negative publicity about NUPLAZID, three putative securities class action complaints were filed against us and certain of our current executive officers.  The complaints generally allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On April 1,

2016, we filed a registration statement covering the sale of up to 26,179,806 shares of our common stock, which includes 500,000 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of September 30, 2018, and which represent approximately 21 percent of our outstanding shares. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, As Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-185639).

10.1[a]	Employment Offer Letter, dated July 2, 2018, between the Registrant and Austin D. Kim.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 6, 2018, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

[a]	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: November 6, 2018	By:	/s/ Austin D. Kim
Austin D. Kim
Executive Vice President, General Counsel & Secretary (on behalf of the registrant)