Form 10-K
period 2018-12-31
ACADIA PHARMACEUTICALS INC
filed 2019-02-27
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934:

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.2 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 29, 2018 of $15.27 per share.

As of January 31, 2019, 143,882,381 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2019 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2018

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the benefits to be derived from NUPLAZID® (pimavanserin) and from our drug candidates, the potential market opportunities for pimavanserin and our drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and cause our results to differ materially from those expressed or implied by our forward-looking statements. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 1.	Business.

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in central nervous system, or CNS, disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis, and is the only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist, or SSIA, preferentially targeting 5-HT2A receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis in our Phase 3 pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PD Psychosis. We hold worldwide commercialization rights to pimavanserin. We launched NUPLAZID in the United States in May 2016 with the recommended dosing of 34 mg once a day taken as two 17 mg tablets. In June 2018, the FDA approved a 34 mg NUPLAZID capsule formulation that provides patients with the recommended 34 mg once daily dose in a single, small capsule, reducing patient pill burden compared to the previous administration of two 17 mg tablets. In addition, the FDA approved a 10 mg NUPLAZID tablet for patients concomitantly receiving strong cytochrome 3A4 inhibitors, which can inhibit the metabolizing of NUPLAZID.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we are continuing to study the use of pimavanserin in multiple disease states. For example, we believe dementia-related psychosis is one of our most important opportunities for further exploration. In December 2016, we announced positive top-line results from our Phase 2 study exploring the utility of pimavanserin for the treatment of Alzheimer’s disease psychosis, or AD Psychosis, a disorder for which no drug is currently approved by the FDA. Following our End-of-Phase 2 Meeting with the FDA and agreement with the agency on our clinical development plan, we initiated our Phase 3 HARMONY relapse prevention study in October 2017, which allows us to evaluate pimavanserin for a broader indication than AD Psychosis alone. More specifically, HARMONY will evaluate pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis, which includes psychosis in patients with Alzheimer’s disease, dementia with Lewy bodies, Parkinson’s disease dementia, vascular dementia, and frontotemporal dementia. Furthermore, in the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation to pimavanserin for dementia-related psychosis.

According to the National Institute of Mental Health, major depressive disorder, or MDD, affects approximately 16 million adults in the United States, with approximately 2.5 million adults treated with adjunctive therapy. The majority of people who suffer from MDD do not respond adequately to initial antidepressant therapy. In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin for adjunctive treatment in 207 patients with MDD who had a confirmed inadequate response to existing first-line, SSRI or SNRI, antidepressant therapy. In the study, pimavanserin met the pre-specified primary and key secondary endpoints with statistical significance and positive results were also observed in seven additional secondary endpoints including response rate, improvement in sexual function, and a reduction in daytime sleepiness. Pimavanserin was generally well-tolerated in the study with no meaningful weight gain or impact on motor function observed. In February 2019, we conducted an End-of-Phase 2 Meeting with the FDA and we plan to initiate a Phase 3 program for pimavanserin as an adjunctive treatment for MDD in the first half of 2019.

We also believe schizophrenia is a disease with multiple unmet or ill-served needs and we are currently exploring the utility of pimavanserin in this area. Despite a large number of FDA-approved therapies for schizophrenia, current drugs do not adequately address certain important symptoms of schizophrenia, such as inadequate response to current antipsychotic treatment of psychotic symptoms and negative symptoms. In the fourth quarter of 2016, we initiated two studies evaluating the adjunctive use of pimavanserin in patients with schizophrenia. ENHANCE is a Phase 3 study evaluating pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to their current antipsychotic therapy. We expect to report top-line results of the ENHANCE study mid-2019. ADVANCE is a Phase 2 study evaluating pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren Pharmaceuticals Limited, or Neuren. Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, at between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Trofinetide is a novel synthetic analog of the amino-terminal tripeptide of IGF-1 designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA Fast Track Status and Orphan Drug Designation in the U.S. and Europe for the treatment of Rett syndrome. Currently, there are no approved medicines for the treatment of Rett syndrome. We plan to initiate a Phase 3 randomized, double-blind placebo-controlled study evaluating trofinetide in girls with Rett syndrome in the second half of 2019.

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

Our Strategy

Our strategy is to identify, develop and commercialize innovative drugs that address unmet medical needs in CNS disorders. We have assembled a management team with significant industry experience to lead the discovery, development, and commercialization of our product opportunities. We complement our management team with scientific and clinical advisors, including recognized experts in the fields of PD Psychosis, Alzheimer’s disease, schizophrenia, depression, Rett syndrome and other CNS disorders. Key elements of our strategy are to:

•

Successfully commercialize NUPLAZID for PD Psychosis in the United States. NUPLAZID was approved by the FDA in April 2016 for the treatment of hallucinations and delusions associated with PD Psychosis, and is the only drug approved in the United States for this condition. We launched NUPLAZID in the United States in May 2016 and an important objective is to establish NUPLAZID as the first choice, best choice for PD Psychosis. We employ approximately 150 U.S. sales specialists who are focused on promoting NUPLAZID to physicians who treat PD Psychosis patients, including neurologists, psychiatrists and long-term care physicians.

•

Leverage the commercial potential of pimavanserin by expanding to additional neurological and psychiatric disorders. We intend to continue pursuing the development and commercialization of pimavanserin in additional neurological and psychiatric indications that are underserved by currently available antipsychotics and antidepressants and represent large unmet medical needs. For example, our Phase 3 HARMONY relapse prevention study will evaluate pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis, which includes psychosis in patients with Alzheimer’s disease, dementia with Lewy bodies, Parkinson’s disease dementia, vascular dementia and frontotemporal dementia. Also, in October 2018 we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin as an adjunctive treatment for MDD, and we plan to initiate a Phase 3 program in this patient population in the first half of 2019. We are also testing pimavanserin as an adjunctive therapy in schizophrenia inadequate response and schizophrenia for negative symptoms. In addition to the ongoing development of pimavanserin in these areas, we may also consider additional indications that are a good strategic fit and which have large unmet medical needs.

•

In-license or acquire complementary products or product candidates. Although NUPLAZID (pimavanserin) resulted from internal discoveries, in order to successfully grow our business we plan to in-license or acquire assets, which could include clinical-stage product candidates or commercial-stage products, to leverage our U.S. specialty sales force. For example, in August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren Pharmaceuticals.

Our Pipeline

NUPLAZID (pimavanserin) was approved by the FDA in April 2016 for the treatment of hallucinations and delusions associated with PD Psychosis. In addition to PD Psychosis, our pipeline includes multiple product opportunities being explored in clinical development across several CNS disorders with high unmet medical needs. We believe that our product opportunities offer innovative therapeutic approaches and may provide significant advantages relative to current therapies. The following table summarizes our product opportunities and programs:

NUPLAZID (Pimavanserin)

Pimavanserin is a new chemical entity that we discovered and that was approved by the FDA in April 2016 for the treatment of hallucinations and delusions associated with PD Psychosis and is the only drug approved in the United States for this condition and is called NUPLAZID commercially. NUPLAZID is an SSIA preferentially targeting the 5-HT2A receptor, a key serotonin receptor that plays an important role in psychosis. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis in our Phase 3 pivotal trial and has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PD Psychosis. We hold worldwide commercialization rights to NUPLAZID for all indications and have established a broad patent portfolio, which includes numerous issued patents in the United States, Europe, and several additional countries. We launched NUPLAZID in the United States in May 2016 with the recommended dosing of 34 mg once a day taken as two 17 mg tablets. In June 2018, the FDA approved a 34 mg NUPLAZID capsule formulation that provides patients with the recommended 34 mg once daily dose in a single, small capsule, reducing patient pill burden versus the previous administration of two 17 mg tablets. In addition, the FDA approved a 10 mg NUPLAZID tablet that provides an optimized lower dosage strength in those patients who are concomitantly receiving strong cytochrome 3A4 inhibitors which can inhibit the metabolism of NUPLAZID. The recommended dosing of NUPLAZID is 34 mg once a day taken as one 34 mg capsule.

NUPLAZID as a Treatment for PD Psychosis

Parkinson’s disease is the second most common neurodegenerative disorder after Alzheimer’s disease. According to the Parkinson’s Disease Foundation, about one million people in the United States and more than 10 million people globally suffer from this disease. Approximately 50 percent of Parkinson’s patients will experience psychosis over the course of their disease. Parkinson’s disease is more common in people over 60 years of age and the prevalence of this disease is expected to increase significantly as the population ages.

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

According to the American Psychiatric Association (APA) guidelines “an overwhelming majority” of older adults with dementia will develop psychosis or agitation during the course of their illness. Symptoms are often persistent and occur with increasing frequency as cognition becomes more impaired. Serious consequences have been associated with persistent or severe psychosis in persons with dementia such as repeated hospital admissions, earlier progression to nursing home care, severe dementia, and death. There is currently no approved treatment for dementia-related psychosis. Off-label use of atypical antipsychotics is associated with modest and often equivocal efficacy in these patients. More importantly, use of currently available antipsychotics is associated with a significant acceleration in cognitive decline in patients with dementia as well as numerous off-target toxicities, thus negatively impacting their primary illness. The cognitive effects of treatment with an atypical antipsychotic were evaluated in the National Institute of Mental Health Clinical Antipsychotic Trials of Intervention Effectiveness–Alzheimer’s Disease (CATIE-AD) study. In this study, patients on any atypical antipsychotic had significantly greater rates of decline in cognitive function compared to patients on placebo. This pronounced negative impact of currently used antipsychotics on cognitive function is believed to be associated with the common pharmacologic property of these drugs, namely blocking of dopamine receptors. Moreover, anticholinergic activity, which is also present in atypical antipsychotics, is well-known to be associated with cognitive dulling. The lack of selectivity of atypical antipsychotics with respect to receptor activity also results in a number of dose-limiting side effects, such as extrapyramidal symptoms, orthostatic hypotension, hematologic abnormalities, and metabolic, gastrointestinal and sedative effects. These off-target toxicities result in increased risk for falls, infection, aspiration pneumonia, and other serious complications in this vulnerable patient population. With no approved therapies for the treatment of patients with dementia-related psychosis and current off-label use of atypical antipsychotics carrying significant morbidity risks including worsening in cognitive decline and other off target toxicities, we believe that dementia-related psychosis represents an area of high unmet need.

In October 2017, we initiated our HARMONY relapse prevention study, a Phase 3, randomized, double-blind, placebo-controlled study, evaluating the efficacy and safety of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis. The objective of the study is to evaluate the ability of pimavanserin to prevent relapse of psychotic symptoms in a broad population of patients with the most common subtypes of dementia: Alzheimer’s disease, dementia with Lewy bodies, Parkinson’s disease dementia, vascular dementia and frontotemporal dementia. Furthermore, in the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation to pimavanserin for dementia-related psychosis.

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

Pimavanserin demonstrated efficacy on the primary endpoint of the -019 Study with a 3.76 point improvement in psychosis at week six compared to a 1.93 point improvement for placebo, representing a statistically significant treatment improvement in the NPI-NH Psychosis score (p=0.0451). Baseline mean scores for the pimavanserin and placebo treated groups were 9.52 and 10.00, respectively. Pimavanserin was generally well tolerated and the safety profile was consistent with what has been observed in previous studies. Based on a preliminary analysis of safety data, the most common adverse events reported were falls, urinary tract infection and agitation. The mortality rate was the same in the pimavanserin and placebo treatment groups. Over the course of 12 weeks of treatment, pimavanserin did not impair cognition as measured by the Mini-Mental State Examination, or MMSE, score and was similar to placebo. On the secondary endpoint of mean change in NPI-NH Psychosis score at week 12, pimavanserin maintained the improvement in psychosis observed at the week six primary endpoint, but did not statistically separate from placebo. The mean age of patients in the study was 86 years. Because it has been shown that common symptoms of psychosis in different dementia subtypes need not be etiologically related to respond to pharmacologic treatment, we believe that the results of the -019 Study in patients with AD Psychosis and observations of demented patients in our -020 Study in patients with PD Psychosis, as described below, indicate that pimavanserin may be an effective treatment for the other subgroups of dementia-related psychosis. Results from this Phase 2 study in AD psychosis were presented at the 10th Clinical Trials on Alzheimer’s Disease (CTAD) Meeting on November 3, 2017 in Boston.

Additional clinical evidence for efficacy of pimavanserin in dementia-related psychosis was observed in our Phase 3 -020 Study in patients with Parkinson’s disease psychosis. Approximately a quarter of the patients enrolled in the -020 Study also suffered from mild dementia. In this pre-specified subgroup, for the primary efficacy analysis those treated with pimavanserin observed a significant improvement in psychosis compared to placebo with a treatment difference of 5.71 points (p=0.0018). This effect was larger than the overall average effect observed in the study.

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

In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin for adjunctive treatment in 207 patients with MDD who had a confirmed inadequate response to existing first-line, SSRI or SNRI, antidepressant therapy. In the study, pimavanserin met the pre-specified primary and key secondary endpoints with statistical significance and positive results were also observed in seven additional secondary endpoints including response rate, improvement in sexual function, and a reduction in daytime sleepiness. Pimavanserin was generally well-tolerated in the study with no meaningful weight gain or impact on motor function observed. In February 2019, we conducted an End-of-Phase 2 Meeting with the FDA and we plan to initiate a Phase 3 program for pimavanserin as an adjunctive treatment for MDD in the first half of 2019.

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

ENHANCE

In November 2016, we announced that we initiated ENHANCE, a Phase 3 study to evaluate pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to current antipsychotic therapy. According to the American Psychiatric Association, about 30 percent of patients with schizophrenia have inadequate response to antipsychotic medications, meaning that they exhibit improvement, but continue to have residual hallucinations or delusions. As a result, about 25 to 50 percent of schizophrenia patients are treated with two or more antipsychotics. This polypharmacy has led to increased dose-related side effects and complicated dosing regimens that can further contribute to poor treatment compliance and subsequent relapse in these patients. We believe pimavanserin, through its highly selective mechanism of action, could provide an important new option for adjunctive treatment of schizophrenia and improve clinical outcomes by both augmenting the efficacy of currently used antipsychotics and lessening the undesirable side effects associated with polypharmacy.

ENHANCE is a Phase 3, six-week, randomized, double-blind, placebo-controlled, multi-center, outpatient study designed to examine the efficacy and safety of adjunctive use of pimavanserin in patients with schizophrenia who have not achieved an adequate response to their current antipsychotic treatment. Approximately 380 patients will be randomized to receive pimavanserin or placebo, orally, once daily, in addition to their ongoing antipsychotic in a flexible dosing regimen. The starting daily dose of 20 mg of pimavanserin at baseline may be adjusted to 34 mg or 10 mg during the first three weeks of treatment. The primary endpoint of the study is the change from baseline to week six on the Positive and Negative Syndrome Scale, or PANSS, total score. Following participation in ENHANCE, patients will be eligible to enroll in a 52-week open-label extension study. We expect to report top-line results of the ENHANCE study mid-2019.

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

Trofinetide

Trofinetide is a novel synthetic analog of the amino‐terminal tripeptide of IGF-1 designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. In the central nervous system, IGF-1 is produced by both of the major types of brain cells – neurons and glia. IGF-1 in the brain is critical for both normal development and for response to injury and disease. Trofinetide has been granted FDA Fast Track Status and Orphan Drug Designation in the U.S. and Orphan Designation in Europe.

Trofinetide as a Treatment for Rett Syndrome

Rett syndrome is a debilitating neurological disorder that occurs primarily in females following apparently normal development for the first six months of life. Rett syndrome has been most often misdiagnosed as autism, cerebral palsy, or non-specific developmental delay. Rett syndrome is caused by mutations on the X chromosome on a gene called MeCP2. There are more than 200 different mutations found on the MeCP2 gene that interfere with its ability to generate a normal gene product. Rett syndrome occurs worldwide in approximately one of every 10,000 to 15,000 female births causing problems in brain function that are responsible for cognitive, sensory, emotional, motor and autonomic function. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, an abnormal side-to-side curvature of the spine (scoliosis) and sleep disturbances. Currently, there are no approved medicines approved for the treatment of Rett syndrome. We plan to initiate a Phase 3 randomized, double-blind placebo-controlled study evaluating trofinetide in girls with Rett syndrome in the second half of 2019.

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

There are currently no approved medications for the treatment of Rett syndrome. Trofinetide, if approved would compete with off label usage of generic prescription medications targeted at individual symptoms of Rett syndrome, including antipsychotics, antidepressants and benzodiazepines. There are multiple academic institutions and six other pharmaceutical companies conducting clinical trials for the treatment of various symptoms of Rett syndrome. Additionally AveXis/Novartis has a gene therapy program in Rett syndrome with a current projected FDA filing date of 2022.

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

Intellectual Property

We currently hold 32 issued U.S. patents and a significant number of related issued foreign patents. All of these patents originated from inventions made by us. Patents and other proprietary intellectual property rights are an essential element of our business. Our strategy is to file patent applications in the United States and any other country that represents an important potential commercial market to us. In addition, we seek to protect our technology and inventions (and improvements to inventions) that are important to the development of our business. Our patent applications claim proprietary technology, including chemical synthetic or manufacturing methods, drug assays, novel compounds, compositions, formulations and methods of treatment. We also rely upon trade secrets, including technologies that may be used to discover and validate targets, to identify and develop novel drugs, as well as manufacturing or clinical development technologies, among others. We protect our trade secrets by, among other things, requiring employees and third parties who have access to our proprietary information to sign confidentiality and nondisclosure agreements. We are a party to various license agreements that give us rights to use certain technologies in our research and development.

Pimavanserin

To date, twenty-seven U.S. patents have been issued to us that relate to pimavanserin, NUPLAZID and methods of use. Twelve of these are Orange Book-listed patents that relate to pimavanserin, NUPLAZID and our approved indication, and cover the general formula of the compound, the composition of matter, with claims specifically directed to pimavanserin and salts thereof, the specific polymorph form of pimavanserin, and the use thereof for treating our approved indication. The composition of matter U.S. patent covering pimavanserin and salts thereof is currently set to expire in 2027. The patents covering the polymorph form and the use of pimavanserin or NUPLAZID for our approved indication are currently set to expire between 2022 and 2028. These patent terms include adjustments made by the U.S. Patent and Trademark Office (the “PTO”), but not patent term extensions.

We have filed patent term extension applications on three U.S. patents. The PTO has not completed its review of these applications. In the United States, we are permitted to extend the term of one U.S. patent for pimavanserin or the use thereof. Accordingly, on completion of the PTO’s review of our patent term extension applications, we must select one of the three patents to which any patent term extension granted will attach. Patent terms may be subject to change not only due to potential patent term extensions but also to any terminal disclaimer that reduces patent term, as well as other factors. Because the U.S. patent laws and judicial interpretations thereof change, modifications or new interpretations of the laws may impact our patent terms.

The remaining 15 U.S. patents relating to pimavanserin that have been issued to us cover methods of use of pimavanserin for treating AD Psychosis, Alzheimer’s disease indications, schizophrenia, bipolar disorder, Lewy body dementia, sleep disorders, hallucinations, delusions, other methods of treatment and methods of producing pimavanserin. We have a significant number of related issued foreign patents that specifically cover pimavanserin and polymorphs thereof in Europe and Asia as well as in Australia, Canada, Mexico and other countries. We continue to file and prosecute patent applications directed to pimavanserin, formulations of pimavanserin and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide.

We entered into a license agreement in 2006 for certain intellectual property rights from the Ipsen Group that complement the intellectual property portfolio for our serotonin platform, including pimavanserin. We are required to pay to the Ipsen Group royalties of up to two percent of net product sales of NUPLAZID pursuant to the agreement.

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

In the United States, drug product candidates intended for human use undergo laboratory and animal testing until adequate proof of safety is established. Clinical trials for new product candidates are then typically conducted in humans in three sequential phases that may overlap. Phase 1 trials involve the initial introduction of the product candidate into healthy human volunteers. The emphasis of Phase 1 trials is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population to determine the initial efficacy of the compound for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. Once a compound shows initial evidence of effectiveness and is found to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to more fully evaluate clinical outcomes. Before commencing clinical investigations in humans, we or our collaborators must submit an Investigational New Drug Application, or IND, to the FDA.

Regulatory authorities, Institutional Review Boards and Data Monitoring Committees may require additional data before allowing the clinical studies to commence, continue or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. We have in the past and may in the future rely on some of our collaborators to file INDs and generally direct the regulatory approval process for our potential products. Clinical testing must also meet requirements for clinical trial registration, institutional review board oversight, informed consent, health information privacy, and good clinical practices, or GCPs. Additionally, the manufacture of our drug product must be done in accordance with current good manufacturing practices, or GMPs.

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

Before receiving FDA approval to market a potential product, we or our collaborators must demonstrate through adequate and well-controlled clinical studies that the potential product is safe and effective in the patient population that will be treated. In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless a waiver applies. If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, FDA approval may entail ongoing requirements for risk management, including post-marketing, or Phase 4, studies. Even if approval is obtained, each marketed product, is subject to payment of a significant annual program user fee and continuing review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including labeling changes, warning letters, costly recalls or withdrawal of the product from the market.

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

Coverage and Reimbursement

Sales of NUPLAZID and of our product candidates, if approved, depend and will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party payor reimbursement or a decision by a third-party payor to not cover NUPLAZID or any future approved products could reduce physician usage of our products, and have a material adverse effect on our sales, results of operations and financial condition.

In the United States, the Medicare Part D program provides a voluntary outpatient drug benefit to Medicare beneficiaries for certain products. NUPLAZID is available for coverage under Medicare Part D, but the individual Part D plans offer coverage subject to various factors such as those described above. In addition, while Medicare Part D plans have historically included “all or substantially all” drugs in the following designated classes of “clinical concern” on their formularies: anticonvulsants, antidepressants, antineoplastics, antipsychotics, antiretrovirals, and immunosuppressants, the Centers for Medicare and Medicaid Services, or CMS, has in the past proposed, but not adopted, changes to this policy. If this policy is changed in the future and if CMS no longer considers the antipsychotic class to be of “clinical concern”, Medicare Part D plans would have significantly more discretion to reduce the number of products covered in that class, including coverage of NUPLAZID. Furthermore, private third-party payors often follow Medicare coverage policies and payment limitations in setting their own coverage policies.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, imposes obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information. In addition, the European Union, or EU, has established its own data security and privacy legal framework, including but not limited to the recently adopted European General Data Protection Regulation (EU) 2016/79, or GDPR, which contains new provisions specifically directed at the processing of health information, higher sanctions than previous EU data protection laws and extra-territoriality measures intended to bring non-EU companies under the regulation. We currently conduct clinical trials in the EU and will need to be compliant with these requirements. We anticipate that over time we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

•

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require drug manufacturers to report information on the pricing of certain drugs, state and local laws that require the registration of pharmaceutical sales representatives, as well as state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to significant administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, exclusion from federal health care programs, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations.

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

•

a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70 percent point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017, or 2017 Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a federal judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. While the judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2 percent per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers.

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product, and on January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that we receive for NUPLAZID and any future approved products. We cannot predict what healthcare reform initiatives may be adopted in the future. Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

We have also contracted with Catalent Pharma Solutions, LLC, or Catalent, to manufacture NUPLAZID drug product capsules for commercial use in the United States. Under the supply agreement, Catalent has agreed to manufacture and supply NUPLAZID 34 mg capsule drug product, referred to as NUPLAZID capsules, for our commercial use in the United States, Canada and Europe, and we have agreed to purchase from Catalent a specified percentage of our commercial requirements of NUPLAZID capsules for such territory, subject to a minimum annual purchase commitment of NUPLAZID capsules. Catalent will manufacture NUPLAZID capsules using API supplied by another third-party manufacturer. Under the supply agreement, Catalent will also perform specified validation services. The term of the supply agreement extends for five years from the date that Catalent is first approved by a regulatory authority in the United States, Canada or Europe to produce NUPLAZID capsules, and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the supply agreement is terminated early pursuant to its terms. Either we or Catalent may terminate the supply agreement prior to expiration upon the bankruptcy or insolvency of the other party or upon an uncured material breach by the other party. We may terminate the supply agreement, subject to certain limitations, if any regulatory authority takes any enforcement or other action against Catalent’s facility which affects Catalent’s ability to manufacture NUPLAZID capsules, or takes any action or raises any objection that prevents us from manufacturing, importing, exporting, purchasing or selling NUPLAZID capsules, if we determine to discontinue commercialization of NUPLAZID capsules in the United States for safety or efficacy reasons, or if Catalent uses any debarred person in performing its service obligations under the supply agreement. The FDA approved our NDA for the 34 mg NUPLAZID capsule formulation in June 2018 and was made commercially available in August 2018.

We sell NUPLAZID to a limited number of specialty pharmacies, or SPs, and specialty distributors, or SDs, which we collectively refer to as our customers. SPs subsequently dispense NUPLAZID to patients based on the fulfillment of a prescription and SDs subsequently sell NUPLAZID to government facilities, long-term care pharmacies, and in-patient hospital pharmacies. Four customers, each based in the United States, accounted for approximately 85 percent of our total revenue for the year ended December 31, 2018. We have retained third-party service providers to perform a variety of functions related to the distribution of NUPLAZID, including warehousing, customer service, order-taking, invoicing, collections, and shipment and returns processing.

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

Long-Lived Assets

Our tangible long-lived assets, comprised of property and equipment totaled $3.3 million, $2.7 million, and $3.1 million as of December 31, 2018, 2017 and 2016, respectively. All of our tangible long-lived assets are located in the United States.

Employees

At December 31, 2018, we had approximately 430 employees. Of this workforce, approximately 135 employees were engaged in research and development activities, 90 were engaged in administrative activities such as finance, legal, and information technology, and 205 were engaged in sales, commercial operations and marketing. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

Successful commercialization of NUPLAZID is subject to many risks. Prior to NUPLAZID, we had never, as an organization, launched or commercialized any product, and there is no guarantee that we will be able to successfully commercialize NUPLAZID for its approved indication. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to refine and further develop the team in order to successfully commercialize NUPLAZID. Even if we are successful in developing our commercial team, there are many factors that could cause the commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it is especially difficult to estimate NUPLAZID’s market potential. The commercial success of NUPLAZID depends on the extent to which patients and physicians recognize and diagnose PD Psychosis and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PD Psychosis, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PD Psychosis is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID due to its “boxed” warning, perceived safety issues, or for other reasons, the commercial potential of NUPLAZID will be limited. We have limited information about how physicians, patients and payors have responded and will respond to the pricing of NUPLAZID. We have changed, and may continue to change, the price of NUPLAZID from time to time. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative publicity related to NUPLAZID, or negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

If the commercialization of NUPLAZID is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of NUPLAZID for other indications in the United States, or for any indication in foreign jurisdictions, or regulatory approval of trofinetide for Rett syndrome, we will not be able to market NUPLAZID for other indications or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.

While NUPLAZID (pimavanserin) has been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market NUPLAZID for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In the fourth quarter of 2016, we initiated clinical studies of pimavanserin in schizophrenia and, in the fourth quarter of 2017, we initiated a Phase 3 study of pimavanserin in dementia-related psychosis, an indication for which no drug has been approved. We plan to initiate a Phase 3 program for pimavanserin as an adjunctive treatment for major depressive disorder in the first half of 2019 and we plan to initiate a Phase 3 study of trofinetide for Rett syndrome in the second half of 2019. There is no guarantee that any of these studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve NUPLAZID or trofinetide for any of those indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions or to submit trofinetide for approval for Rett syndrome. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PD Psychosis. In addition, strategic considerations need to be taken into account when determining whether and when to submit NUPLAZID for approval in other jurisdictions. For example, in the fourth quarter of 2016, the European Medicines Agency, or EMA, approved our proposed pediatric investigation plan related to our planned submission of a marketing authorization application, or MAA, for NUPLAZID in Europe. However, in light of our continuing clinical development of pimavanserin in indications other than in PD Psychosis, and the time-limited data exclusivity currently granted by the EMA that commences on first approval of a product in Europe, we deferred submission of the MAA and we do not yet have a revised estimate of when we will make that filing. If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency outside of the United States or any marketing approval for trofinetide, we will never be able to commercialize NUPLAZID for any other indication in the United States or for any indication in any other jurisdiction or be able to commercialize trofinetide at all. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

In connection with the FDA approval, we committed to conduct the following post-marketing studies: (i) a randomized, placebo-controlled withdrawal study in PD Psychosis patients treated with NUPLAZID, (ii) studies to collect additional data to add to the NUPLAZID safety database from an aggregate of at least 500 predominantly frail and elderly subjects on NUPLAZID in one or more randomized, placebo-controlled studies of eight or more weeks duration, (iii) a drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer, and (iv) re-analysis of tissue samples from certain previously conducted pre-clinical studies. We have completed the re-analysis of tissue samples and we have submitted a supplemental NDA, or sNDA, for the completed CYP3A4 study, but the remaining studies are ongoing. If we fail to comply with our remaining post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing or planned clinical studies of NUPLAZID, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

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

We currently have limited experience as a company in marketing and distributing pharmaceutical products and rely on a limited network of third-party distributors and pharmacies to distribute NUPLAZID. If we are unable to effectively commercialize NUPLAZID, we may not be able to generate adequate product revenues.

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

Healthcare reform measures may negatively impact our ability to sell NUPLAZID or our product candidates, if approved, profitably.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell NUPLAZID, and any other potential products, as described in greater detail in the Government Regulation section of our Annual Report.

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017, or 2017 Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and also increases for 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. Given that the current patient population for NUPLAZID is primarily Medicare beneficiaries, accelerating the closure of the coverage gap and the increase in the discount that must be paid, could have a significant impact on the Company’s business in 2019 and beyond. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a federal judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. While the judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2 percent per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product, and on January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, and as amended again by the Final HIPAA Omnibus Rule, Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates, individuals or entities that perform certain services involving the use or disclosure of individually identifiable health information on behalf of a covered entity;

•	the U.S. Federal Food, Drug and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value made to physicians, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

analogous state and local laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities and/or the registration of pharmaceutical sales and medical representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers, and the European General Data Protection Regulation (EU) 2016/679, or GDPR, which became effective in May 2018 and contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation, including companies like us that conduct clinical trials in the EU; we anticipate that over time we may expand our business operations to include additional operations in the EU and with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

In addition, the HHS Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price, or AMP, and best price, or BP, for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the civil False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

The FDA granted marketing approval of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis, and we could face liability if a regulatory authority determines that we are promoting NUPLAZID for any “off-label” uses.

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication or patient population that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of NUPLAZID, and any other products we may market, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice, or DOJ, and various U.S. Attorneys’ Offices, the HHS Office of Inspector General, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the civil False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA, DOJ, or any other governmental agency initiates an enforcement action against us, including as a result of the civil investigative demand mentioned below, or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation. In September 2018, we received a civil investigative demand, or CID, from the DOJ pursuant to the Federal False Claims Act requesting certain documents and information related to our sales and marketing of NUPLAZID. We are cooperating with the DOJ’s request. Responding to the CID will require considerable resources and no assurance can be given as to the timing or outcome of the DOJ’s investigation.

We expect our net losses to continue for at least the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.

We have experienced significant net losses since our inception. As of December 31, 2018, we had an accumulated deficit of approximately $1.5 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $473.5 million at December 31, 2018. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID, and other research and development programs;

•	the costs of our planned development activities for Trofinetide
•	the costs of maintaining and developing our sales and marketing capabilities for NUPLAZID;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the amount of U.S. product sales from NUPLAZID;
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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical government employees and stop critical activities. If repeated or prolonged government shutdowns occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, and negatively impact other government operations on which we rely, which could have a material adverse effect on our business.

The pivotal Phase 3 study with NUPLAZID for PD Psychosis, the results of which were announced in November 2012, was our first successful pivotal Phase 3 trial and there is no guarantee that future studies with pimavanserin will be successful.

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from the -020 Study. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with AD Psychosis. Even though we successfully completed this Phase 2 exploratory study, or the -019 Study, and the -020 Study, those results may not be predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PD Psychosis, such as in dementia-related psychosis, schizophrenia, and depression. However, prior to the efficacy study that we initiated in the fourth quarter of 2017, we had never tested pimavanserin in clinical studies where the primary outcome was for the broad indication of dementia-related psychosis, and prior to the study in major depressive disorder, or CLARITY, for which we announced positive top-line results in October 2018, we had never tested pimavanserin in clinical studies in depression. Additionally, prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study, or that we will have the same level of success with pimavanserin in dementia-related psychosis or in other indications that we had with the -019 Study and CLARITY. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PD Psychosis or for other indications, including dementia-related psychosis, will be consistent with those from the -019 Study or -020 Study.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase 3 trial with NUPLAZID in 2009. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID could be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In the fourth quarter of 2017, we initiated a Phase 3 study of pimavanserin in patients with dementia-related psychosis, and in the fourth quarter of 2016 we initiated both a Phase 2 and a Phase 3 study of pimavanserin as an adjunctive treatment in patients with schizophrenia. In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin as an adjunctive treatment for major depressive disorder and we plan to initiate a Phase 3 program in the first half of 2019. We may plan and conduct additional studies in other indications in the future, and plan to initiate a Phase 3 study of trofinetide in Rett syndrome in the second half of 2019.

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

As of December 31, 2018, we employed approximately 430 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

If we fail to comply with the obligations in agreements under which we license intellectual property rights from third parties, we could lose license rights to certain of our product candidates.

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

U.S. federal income tax reform could adversely affect our business and financial condition.

On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the 2017 Tax Act), which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The 2017 Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35 percent to a flat rate of 21 percent repeal of the alternative minimum tax for corporations, limitation of the tax deduction for interest expense to 30 percent of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80 percent of current-year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the 2017 Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2018, we had federal, state and foreign net operating loss carryforwards of $393.0 million, $339.0 million and $771.9 million, respectively. The majority of our net operating loss carryforwards will begin to expire, if not utilized, beginning in 2023. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the 2017 Tax Act. In addition, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. We adopted this new standard for the year beginning January 1, 2019 and have elected to apply the new standard using the modified retrospective method using the effective date as the date of initial application. We expect adoption of this standards to have a material effect on our consolidated balance sheets and any difficulties in implementing this standard, or in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of product or collaboration revenue, our operating results could be significantly affected.

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

While there are no approved medications for the treatment of Rett syndrome, trofinetide, if approved for Rett syndrome would compete with off label usage of generic prescription medications targeted at individual symptoms of Rett syndrome. These include antipsychotics including risperidone and aripiprazole; antidepressants sertraline and citalopram; and benzodiazepines clonazepam and diazepam. There are multiple academic institutions and six other pharmaceutical companies conducting clinical research in Rett syndrome. While other pharmaceutical companies are studying compounds for the associated symptoms of Rett syndrome (seizures – Ultragenyx, Anavex, GW Pharmaceuticals; respiratory issues – Newron, Neurolixis), these ongoing clinical trials have identified secondary outcomes assessing impact on overall disorder and some may launch in advance of trofinetide. Rett specific scales are being used in these trials including the RSBQ (Rett syndrome Behavioral Questionaire) which is being used in the trofinetide Phase 3 trial. Additionally AveXis/Novartis has a gene therapy program in Rett syndrome with a current projected FDA filing date of 2022.

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

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks.

We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners face similar risks and any security breach of their systems could adversely affect our security posture. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

•	regulatory developments in the United States and in foreign countries;
•	changes in the structure of healthcare payment systems;
•	the announcement of, or developments in, any litigation matters; and
•	economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest.

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On April 1, 2016, we filed a registration statement covering the sale of up to 26,179,806 shares of our common stock, which includes 493,145 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of December 31, 2018, and which represent approximately 18 percent of our outstanding shares. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

As of December 31, 2018, our primary facility consists of approximately 78,000 square feet of leased office space located in San Diego, California, which is leased through May 2020. We also lease a facility in Princeton, New Jersey that covers approximately 25,000 square feet of office space, which is leased through January 2025.

During the fourth quarter of 2018, we entered into a new lease agreement for the lease of approximately 67,000 square feet of office space in San Diego, California. We anticipate moving into this facility around May 2020 in connection with the expiration of the lease for our current primary facility.

Item 3.	Legal Proceedings.

Between July 19 and August 3, 2018, following recent negative publicity about NUPLAZID, three purported Company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against us and certain of our current and former executive officers. The complaints generally allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. The complaints seek unspecified monetary damages and other relief. Several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the court consolidated the cases under Case No. 18-cv-01647 and took the lead plaintiff motions under submission. The defendants’ response to the complaints is stayed pending resolution of the lead plaintiff motions. We have assessed such legal proceedings, and given the unpredictability inherent in litigation, we cannot predict the outcome of these matters. At this time, we are unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and we have not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

Government Investigation

In September 2018, we received a civil investigative demand (“CID”) from the Department of Justice (“DOJ”) requesting certain documents and information related to our sales and marketing of NUPLAZID. We are cooperating with the DOJ’s request. Responding to the CID will require considerable resources and no assurance can be given as to the timing or outcome of the DOJ’s investigation.

Item 4.	Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ACAD”.

As of January 31, 2019, there were 143,882,381 shares of common stock outstanding held by approximately 30 stockholders of record. Many stockholders hold their shares in street name and we believe that there are approximately 36,000 beneficial owners of our common stock.

Performance Graph

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2013 through December 31, 2018 in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq U.S. Benchmark TR Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

Item 6.	Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2018 and 2017 and the related consolidated statements of operations for each of the three years ended December 31, 2018 and related notes appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$223,807	$124,901	$17,327	$—	$—
Collaborative revenue	—	—	4	61	120
Total revenues	223,807	124,901	17,331	61	120
Operating expenses:
Cost of product sales	12,377	9,077	3,075	—	—
License fees and royalties	5,953	3,983	1,331	2,500	—
Research and development	187,163	149,189	99,284	73,869	60,602
Selling, general and administrative	265,758	255,062	186,456	88,304	32,748
Total operating expenses	471,251	417,311	290,146	164,673	93,350
Loss from operations	(247,444)	(292,410)	(272,815)	(164,612)	(93,230)
Interest income, net	5,348	4,126	2,763	499	755
Other expense	(1,840)	—	—	—	—
Loss before income taxes	(243,936)	(288,284)	(270,052)	(164,113)	(92,475)
Income tax expense	1,256	1,119	1,341	330	—
Net loss	$(245,192)	$(289,403)	$(271,393)	$(164,443)	$(92,475)
Net loss per common share, basic and diluted	$(1.94)	$(2.36)	$(2.34)	$(1.63)	$(0.95)
Weighted average common shares outstanding, basic and diluted	126,583	122,600	115,858	100,630	97,248

	At December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$473,520	$341,342	$529,036	$215,132	$322,486
Working capital	466,541	324,447	505,312	197,087	308,784
Total assets	540,202	384,506	561,153	221,896	325,458
Total stockholders’ equity	479,079	335,285	518,411	199,762	309,489

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis. We hold worldwide commercialization rights to pimavanserin. We launched NUPLAZID in the United States in May 2016 with the recommended dosing of 34 mg once a day taken as two 17 mg tablets. In June 2018, the FDA approved a 34 mg NUPLAZID capsule formulation and a 10 mg NUPLAZID tablet.

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

According to the National Institute of Mental Health, major depressive disorder (MDD) affects approximately 16 million adults in the United States, with approximately 2.5 million adults treated with adjunctive therapy. The majority of people who suffer from MDD do not respond adequately to initial antidepressant therapy. In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin for adjunctive treatment in 207 patients with MDD who had a confirmed inadequate response to existing first-line, SSRI or SNRI, antidepressant therapy. In the study, pimavanserin met the pre-specified primary and key secondary endpoints with statistical significance and positive results were also observed in seven additional secondary endpoints including response rate, improvement in sexual function, and a reduction in daytime sleepiness. Pimavanserin was generally well-tolerated in the study with no meaningful weight gain observed or impact on motor function. In February 2019, we conducted an End-of-Phase 2 Meeting with the FDA and we plan to initiate a Phase 3 program for pimavanserin as an adjunctive treatment for MDD in the first half of 2019.

We also believe schizophrenia represents a disease with multiple unmet or ill-served needs and we are currently exploring the utility of pimavanserin in this area. In the fourth quarter of 2016, we initiated two studies evaluating the adjunctive use of pimavanserin in patients with schizophrenia. ENHANCE is a Phase 3 study evaluating pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to their current antipsychotic therapy. We expect to report top-line results of the ENHANCE study in mid-2019. ADVANCE is a Phase 2 study evaluating pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren Pharmaceuticals. Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Trofinetide is a novel synthetic analog of the amino-terminal tripeptide of IGF-1 designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA Fast Track Status and Orphan Drug Designation in the U.S. and Europe. Currently, there are no approved medicines for the treatment of Rett syndrome. We plan to initiate a Phase 3 randomized, double-blind placebo-controlled study evaluating trofinetide in girls with Rett syndrome in the second half of 2019.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of December 31, 2018, we had an accumulated deficit of $1.5 billion. We expect to continue to incur operating losses for at least the next few years as we advance our programs and incur significant development and commercialization costs.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Costs of external service providers:
NUPLAZID (pimavanserin)	$94,697	$83,402	$53,622
Trofinetide	12,083	—	—
Other programs	5,207	505	518
Subtotal	111,987	83,907	54,140
Internal costs	43,138	38,797	27,094
Stock-based compensation	32,038	26,485	18,050
Total research and development	$187,163	$149,189	$99,284

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within dementia-related psychosis, schizophrenia and depression, and the development of trofinetide. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PD Psychosis, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PD Psychosis, including our studies within dementia-related psychosis, schizophrenia and depression indications and the development of trofinetide in Rett Syndrome. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Revenue Recognition

Product Sales, Net

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and applied all the related amendments to all of the contracts using the modified-retrospective method. While results for reporting periods beginning after January 1, 2018 are presented under the new guidance, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The accounting policy for revenue recognition for periods prior to January 1, 2018 is described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report. Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within such contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Payment terms differ by customer, but typically range from 31 to 35 days from the date of shipment. Revenue for our product sales has not been adjusted for the effects of a financing component as we expect, at contract inception, that the period between when we transfer control of the product and when we receive payment will be one year or less. No cumulative effect adjustment to the opening balance of retained earnings was necessary upon adoption, and there is no reconciliation of our Consolidated Statements of Operations, as no revenue recognition differences were identified when comparing the revenue recognition criteria under Topic 606 to previous requirements.

Our net product sales consist of U.S. sales of NUPLAZID. NUPLAZID was approved by the FDA in April 2016 and we commenced shipments of NUPLAZID to specialty pharmacies, or SPs, and specialty distributors, or SDs, in late May 2016. SPs dispense product to a patient based on the fulfillment of a prescription and SDs sell product to government facilities, long-term care pharmacies, or in-patient hospital pharmacies. Product shipping and handling costs are included in cost of product sales.

We recognize revenue from product sales at the net sales price (the “transaction price”) which includes estimates of variable consideration for which reserves are established and reflects each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the amount payable is settled. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we may need to adjust our estimates, which would affect net revenue in the period of adjustment. The following represent our significant categories of sales discounts and allowances:

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The fair value of restricted stock units is estimated based on the market price of our common stock on the date of grant. The estimated fair values of stock options, purchase plan rights, and restricted stock units are then expensed over the vesting period.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our development of pimavanserin in additional indications other than PD Psychosis, our development of Trofinetide in Rett Syndrome, the progress and timing of expenditures related to studies pursuant to our post-marketing commitments, and the timing and amount of payments received pursuant to collaborations. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Years Ended December 31, 2018 and 2017

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $223.8 million and $124.9 million in 2018 and 2017, respectively. Net product sales for the year ended 2018 increased as compared to the year ended 2017 primarily due to growth in NUPLAZID unit sales of approximately 43% in 2018 compared to 2017. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2018 as compared to 2017.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2018 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance at December 31, 2017	$246	$(56)	$3,401	$3,591
Provision related to current period sales	24,613	1,266	18,673	44,552
Credits/payments for current period sales	(22,773)	(1,236)	(12,824)	(36,833)
Credits/payments for prior period sales	(246)	56	(3,401)	(3,591)
Balance at December 31, 2018	$1,840	$30	$5,849	$7,719

Cost of Product Sales

Cost of product sales was $12.4 million and $9.1 million in 2018 and 2017, respectively, or approximately 6% and 7% of net product sales. The cost of product sales as a percentage of net sales decreased during 2018 as compared to 2017 due primarily to higher manufacturing levels, resulting in higher inventory cost absorption, and increased sales volume at a higher average gross selling price in 2018, partially offset by charges of $2.7 million in 2018 to reduce certain finished goods and work in process inventory to its net realizable value. Product sold during 2018 and 2017 was manufactured with raw material that was previously charged to research and development expense prior to FDA approval of NUPLAZID. This zero cost raw material did not materially impact our cost of product sales and related product gross margins in 2018 and 2017.

License Fees and Royalties

License fees and royalties were $6.0 million and $4.0 million in 2018 and 2017, respectively, and include amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016 and royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. The increase in license fees and royalties was due to the increase in sales volume during 2018.

Research and Development Expenses

Research and development expenses increased to $187.2 million in 2018, including $32.0 million in stock-based compensation, from $149.2 million in 2017, including $26.5 million in stock-based compensation. The increase in research and development expense was due to an increase of $28.1 million in external service costs and an increase of $9.9 million in personnel and related costs, including an increase of $5.5 million in stock compensation expense. The increase in external service costs was primarily due to increased clinical study costs, as we continue to invest in our life cycle management programs for pimavanserin, as well as an upfront payment of $10.0 million to Neuren Pharmaceuticals related to our in-license of trofinetide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $265.8 million in 2018, including $45.7 million in stock-based compensation, from $255.1 million in 2017, including $45.3 million in stock-based compensation. The increase in selling, general and administrative expenses was due to an increase of $3.6 million in external service costs and an increase of $7.1 million in personnel and related costs, including an increase of $0.3 million in stock compensation expense. The increase in external service costs was primarily due to an increase in marketing expense related to our direct-to-consumer advertising campaign. The increase in personnel and related costs was largely due to an increase in costs associated with our specialty sales force in long-term care that was expanded in the first half of 2017.

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

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2017 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance at December 31, 2016	$201	$(1)	$1,799	$1,999
Provision related to current period sales	12,837	964	9,941	23,742
Credits/payments for current period sales	(12,591)	(1,020)	(6,540)	(20,151)
Credits/payments for prior period sales	(201)	1	(1,799)	(1,999)
Balance at December 31, 2017	$246	$(56)	$3,401	$3,591

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $255.1 million in 2017, including $45.3 million in stock-based compensation, from $186.5 million in 2016, including $36.0 million in stock-based compensation. The increase in selling, general and administrative expenses was due to an increase of $36.4 million in external service costs and an increase of $32.2 million in personnel and related costs, including stock compensation expense. The increase in external service costs was primarily due to additional charitable contributions to independent charitable foundations that support Parkinson’s disease patients generally made during the year ended December 31, 2017 compared to the year ended December 31, 2016, as well as an increase in advertising expense related to our direct-to-consumer advertising campaign. The increase in personnel and related costs was largely due to costs associated with our specialty sales force that we hired in the second quarter of 2016 and further expanded in the first half of 2017.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income, and, since 2016, with revenues from sales of NUPLAZID. In November 2018, we raised net proceeds of approximately $298.5 million in a follow-on public offering of our common stock. In January and August 2016, we raised total net proceeds of approximately $497.5 million in follow-on public offerings of our common stock, and in 2014 we raised net proceeds of $196.8 million in a public offering of our common stock. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned commercial activities for NUPLAZID, our ongoing and planned development activities for pimavanserin in additional indications other than PD Psychosis, studies to be conducted pursuant to our post-marketing commitments and our planned development activities for trofinetide for the treatment of Rett syndrome. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next twelve months.

We may require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin and trofinetide, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID, and other research and development programs;

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
•

our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the United States or in additional indications other than PD Psychosis, or from trofinetide and other product candidates;

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

We have invested a substantial portion of our available cash in money market funds and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruptions in the credit markets that have occurred in the past. However, if there are future disruptions in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected.

At December 31, 2018, we had $473.5 million in cash, cash equivalents, and investment securities, compared to $341.3 million at December 31, 2017. This $132.2 million increase in cash, cash equivalents, and investment securities during 2018 was primarily due to proceeds from our follow-on public offering in November 2018, partially offset by our cash used in operations. Net cash used in operating activities decreased to $167.5 million in 2018 compared to $217.8 million in 2017 and $208.4 million in 2016. The decrease in net cash used in operating activities in 2018 relative to 2017 was due to an increase in our net revenues, partially offset by additional clinical study activities, including a $10.0 million upfront license payment to Neuren Pharmaceuticals, and additional marketing costs related to our direct-to-consumer advertising campaign. The increase in net cash used in operating activities in 2017 relative to 2016 was primarily due to expansion of our research and development activities and additional costs to support the commercialization of NUPLAZID.

Net cash used in investing activities totaled $71.5 million in 2018 compared to net cash provided by investing activities of $92.5 million in 2017 and net cash used in investing activities of $261.9 million in 2016. Net cash used in investing activities in 2018 compared to the net cash provided by investing activities in 2017 was primarily due to a decrease in maturities of investment securities attributable to cash used to fund operations. Net cash provided by investing activities in 2017 compared to the net cash used in investing activities in 2016 was primarily due to a decrease in purchases of investment securities attributable to cash used to fund operations.

Net cash provided by financing activities increased to $306.6 million in 2018 compared to $31.2 million in 2017 and decreased compared to $533.8 million in 2016. The increase in net cash provided by financing activities in 2018 relative to 2017 was primarily attributable to the November 2018 follow-on public offering that contributed approximately $298.5 million in total net proceeds in 2018, with no comparable offering in 2017. The decrease in net cash provided by financing activities in 2017 relative to 2016 was primarily attributable to the January and August 2016 follow-on public offerings that contributed approximately $497.5 million in total net proceeds in 2016, with no comparable offerings in 2017.

Contractual Obligations

The following is a summary of our long-term contractual obligations as of December 31, 2018 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$59,276	$3,287	$6,316	$10,990	$38,683
Other long-term contractual obligations	9,002	1,483	4,760	2,759	—
Total	$68,278	$4,770	$11,076	$13,749	$38,683

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

In addition, in connection with the license agreement entered into with Neuren, we have committed to milestone payments of up to $455.0 million, based on the achievement of certain development and annual net sales milestones. In addition, Neuren is eligible to receive tiered, escalating, double-digit percentage royalties based on net sales. These payments are contingent upon achieving future regulatory and commercial milestones, and accordingly these amounts are not included in the above table.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who serves as our principal executive officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer, concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

To the Stockholders and the Board of Directors of

ACADIA Pharmaceuticals Inc.

Opinion on Internal Control Over Financial Reporting

We have audited ACADIA Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  In our opinion, ACADIA Pharmaceuticals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of ACADIA Pharmaceuticals Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 26, 2019

Item 9B.	Other Information None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2019 (our “Proxy Statement”) and is incorporated in this report by reference.

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

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Amended and Restated Warrant to Purchase Common Stock (superseding the form of warrant issued to certain purchasers in a private placement on December 17, 2012).

10.1[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.2[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.3[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 15, 2017).

10.4[a]	Forms of agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2016).

10.5[a]	2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 10, 2016).

10.6[a]	Offerings under the 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2017).

10.7[a]

Employment Agreement, dated September 1, 2015, between the Registrant and Stephen Davis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 3, 2015).

10.8[a]

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

10.10[a]

Employment Offer Letter, dated July 2, 2018, between the Registrant and Austin D. Kim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 6, 2018).

10.11[a]	Description of Executive Officer Annual Incentive Cash Compensation Program (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed March 18, 2016).

10.12[a]	Management Severance Benefit Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.13[a]	Amended and Restated Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.14[a]	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2017).

10.15[b]

Master Manufacturing Services Agreement and Product Agreement, dated August 3, 2015, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 5, 2015).

10.16[b]

First Amendment to Product Agreement, dated April 25, 2016, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 4, 2016).

10.17[b]

Second Amendment to Product Agreement, dated October 6, 2016, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2016).

10.18[b]

Third Amendment to Product Agreement, dated December 11, 2017, by and between the Registrant and Patheon Pharmaceuticals Inc (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2018.

10.19[b]

Master Services Agreement, dated December 15, 2016, by and between ACADIA Pharmaceuticals GmbH and Siegfried AG and its affiliates, and Attachment #1, Attachment #2 and Attachment #3 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2017).

10.20[b]

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

10.22[b]

Commercial Supply Agreement, dated February 22, 2018, by and between the Registrant and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2018.

10.23

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

10.26 [b]	License Agreement, dated August 6, 2018, by and between the Registrant and Neuren Pharmaceuticals Ltd.

10.27[b]	Lease Agreement, effective October 4, 2018, by and between the Registrant and Kilroy Realty, L.P.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

Exhibit Number	Description
31.1

Certification of Stephen Davis, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities

Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen Davis, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ACADIA Pharmaceuticals Inc.

/s/ Stephen Davis
Stephen Davis Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Date: February 26, 2019

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

Signature	Title	Date

/S/ STEPHEN DAVIS Stephen Davis	Chief Executive Officer and Director (Principal Executive and Financial Officer)	February 26, 2019

/S/ Eric Miller Eric Miller	Senior Director and Controller (Principal Accounting Officer)	February 26, 2019

/S/ STEPHEN BIGGAR Stephen Biggar	Chairman of the Board	February 26, 2019

/S/ JULIAN BAKER Julian Baker	Director	February 26, 2019

/S/ LAURA BREGE Laura Brege	Director	February 26, 2019

/S/ JAMES DALY James Daly	Director	February 26, 2019

/S/ EDMUND HARRIGAN Edmund Harrigan	Director	February 26, 2019

/S/ DANIEL SOLAND Daniel Soland	Director	February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

ACADIA Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ACADIA Pharmaceuticals Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

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

San Diego, California

February 26, 2019

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$134,758	$69,418
Investment securities, available-for-sale	338,762	271,924
Accounts receivable, net	26,090	17,343
Interest and other receivables	1,699	1,087
Inventory	4,070	5,248
Prepaid expenses	20,727	8,457
Total current assets	526,106	373,477
Property and equipment, net	3,309	2,662
Intangible assets, net	4,062	5,538
Restricted cash	4,826	2,475
Other assets	1,899	354
Total assets	$540,202	$384,506
Liabilities and stockholders’ equity
Accounts payable	$3,167	$8,786
Accrued liabilities	56,398	40,244
Total current liabilities	59,565	49,030
Long-term liabilities	1,558	191
Total liabilities	61,123	49,221
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2018 and 2017; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at December 31, 2018 and December 31, 2017; 143,853,597 shares and 124,410,552 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	14	12
Additional paid-in capital	1,948,300	1,559,343
Accumulated deficit	(1,468,863)	(1,223,671)
Accumulated other comprehensive loss	(372)	(399)
Total stockholders’ equity	479,079	335,285
Total liabilities and stockholders’ equity	$540,202	$384,506

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues
Product sales, net	$223,807	$124,901	$17,327
Collaborative revenue	—	—	4
Total revenues	223,807	124,901	17,331
Operating expenses
Cost of product sales	12,377	9,077	3,075
License fees and royalties	5,953	3,983	1,331
Research and development	187,163	149,189	99,284
Selling, general and administrative	265,758	255,062	186,456
Total operating expenses	471,251	417,311	290,146
Loss from operations	(247,444)	(292,410)	(272,815)
Interest income, net	5,348	4,126	2,763
Other expense	(1,840)	—	—
Loss before income taxes	(243,936)	(288,284)	(270,052)
Income tax expense	1,256	1,119	1,341
Net loss	$(245,192)	$(289,403)	$(271,393)
Net loss per common share, basic and diluted	$(1.94)	$(2.36)	$(2.34)
Weighted average common shares outstanding, basic and diluted	126,583	122,600	115,858

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(245,192)	$(289,403)	$(271,393)
Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities	24	(499)	94
Foreign currency translation adjustments	3	(6)	1
Comprehensive loss	$(245,165)	$(289,908)	$(271,298)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(245,192)	$(289,403)	$(271,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	81,564	75,532	55,265
Amortization of premiums and accretion of discounts on investment securities	(578)	(291)	89
Amortization of intangible assets	1,476	1,477	985
Loss on strategic investment	1,840	—	—
Depreciation	1,529	1,236	843
Income tax benefit from exercise of stock options	—	—	(596)
Loss on disposal of assets	88	4	5
Changes in operating assets and liabilities:
Accounts receivable, net	(8,747)	(11,440)	(5,903)
Interest and other receivables	(612)	150	401
Inventory	1,926	(1,012)	(3,305)
Prepaid expenses and other current assets	(12,270)	(911)	(4,731)
Other assets	(236)	431	(456)
Accounts payable	(5,619)	4,874	2,240
Accrued liabilities	15,994	4,206	15,579
Deferred revenue	—	(2,644)	2,644
Long-term liabilities	1,367	34	(75)
Net cash used in operating activities	(167,470)	(217,757)	(208,408)
Cash flows from investing activities
Purchases of investment securities	(327,914)	(478,818)	(683,355)
Maturities of investment securities	261,678	572,103	430,937
Purchases of strategic investments	(3,149)	—	—
Intangible assets	—	—	(8,000)
Proceeds from sale of property and equipment	44	—	—
Purchases of property and equipment	(2,148)	(812)	(1,506)
Net cash (used in) provided by investing activities	(71,489)	92,473	(261,924)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	306,647	31,188	518,896
Proceeds from settlement agreement	—	—	14,320
Income tax benefit from exercise of stock options	—	—	596
Net cash provided by financing activities	306,647	31,188	533,812
Effect of exchange rate changes on cash	3	(6)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	67,691	(94,102)	63,482
Cash, cash equivalents and restricted cash
Beginning of period	71,893	165,995	102,513
End of period	$139,584	$71,893	$165,995
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,261	$1,367	$365
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$160	$9	$220
Stock-based compensation capitalized in inventory	$(748)	$(61)	$870

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2015	101,938,702	$10	$862,327	$(662,586)	$11	$199,762
Issuance of common stock in public offering, net of issuance costs	17,314,523	2	497,763	—	—	497,765
Issuance of common stock from exercise of stock options	1,977,661	—	18,000	—	—	18,000
Issuance of common stock pursuant to employee stock purchase plan	136,283	—	3,131	—	—	3,131
Income tax benefit from exercise of stock options	—	—	596	—	—	596
Proceeds from settlement agreement	—	—	14,320	—	—	14,320
Net loss	—	—	—	(271,393)	—	(271,393)
Stock-based compensation	—	—	56,135	—	—	56,135
Other comprehensive income	—	—	—	—	95	95
Balances at December 31, 2016	121,367,169	$12	$1,452,272	$(933,979)	$106	$518,411
Issuance of common stock from exercise of stock options	1,442,411	—	26,665	—	—	26,665
Issuance of common stock pursuant to employee stock purchase plan	192,402	—	4,522	—	—	4,522
Issuance of common stock from exercise of warrants on a net issuance basis	1,408,570	—	—	—	—	—
Net loss	—	—	—	(289,403)	—	(289,403)
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	—	(289)	—	(289)
Stock-based compensation	—	—	75,884	—	—	75,884
Other comprehensive loss	—	—	—	—	(505)	(505)
Balances at December 31, 2017	124,410,552	$12	$1,559,343	$(1,223,671)	$(399)	$335,285
Issuance of common stock in public offering, net of issuance costs	18,602,941	2	298,535	—	—	298,537
Issuance of common stock from exercise of stock options	599,529	—	4,428	—	—	4,428
Issuance of common stock pursuant to employee stock purchase plan	233,720	—	3,682	—	—	3,682
Issuance of common stock from exercise of warrants on a net issuance basis	6,855	—	—	—	—	—
Net loss	—	—	—	(245,192)	—	(245,192)
Stock-based compensation	—	—	82,312	—	—	82,312
Other comprehensive loss	—	—	—	—	27	27
Balances at December 31, 2018	143,853,597	$14	$1,948,300	$(1,468,863)	$(372)	$479,079

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

Reclassifications

Pursuant to the adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash, the Company is presenting restricted cash with cash and cash equivalents in the beginning-of-period and end-of-period total amounts on its Consolidated Statements of Cash Flows. This reclassification reduced the Company’s previously stated net cash used in operations and net decrease in cash and cash equivalents for the year ended December 31, 2017 by $0.1 million. The reclassification had no impact on the Company’s balance sheets as previously reported. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows (in thousands).

	Twelve Months Ended December 31, 2018		Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
	Beginning of period	End of period	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$69,418	$134,758	$163,620	$69,418	$102,138	$163,620
Restricted cash	2,475	4,826	2,375	2,475	375	2,375
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$71,893	$139,584	$165,995	$71,893	$102,513	$165,995

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date at the date of purchase of three months or less to be cash equivalents.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At December 31, 2018, the Company determined that an allowance for doubtful accounts was not required. During the year ended December 31, 2018, the Company wrote off less than $0.1 million. No accounts were written off during the other periods presented.

Inventory

Inventory, consisting of raw material, work in process, and finished goods, is stated at the lower of cost or estimated net realizable value. The Company uses a combination of standard and actual costing methodologies to determine the cost basis for its inventories which approximates actual costs. Inventory is valued on a first-in, first-out basis and includes third-party manufacturing costs, freight, and indirect overhead costs. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of NUPLAZID in April 2016, all costs related to the manufacturing of NUPLAZID were charged to research and development expense in the period incurred. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During 2018 and 2017, the Company recorded charges of $2.7 million and $0.7 million, respectively, to reduce certain finished goods and work in process inventory to its net realizable value. No such charges were recorded in 2016.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated useful lives by major asset category are as follows:

Useful Lives
Machinery and equipment	5 to 7 years
Computers and software	3 years
Furniture and fixtures	10 years

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2018, no such impairment losses have been recorded by the Company.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $1.5 million, $1.5 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, estimated future amortization expense related to the Company’s intangible asset was $1.5 million for each of 2019 and 2020, and $1.0 million for 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, are expensed to license fees and royalties as revenue from product sales is recognized.

Advertising Expense

In connection with the FDA approval and commercial launch of NUPLAZID in 2016, the Company began to incur advertising costs. Advertising costs are expensed when services are performed or goods are delivered. The Company incurred $39.8 million, $15.6 million and $1.6 million in advertising costs in 2018, 2017 and 2016, respectively, related to its marketed product, NUPLAZID. No advertising costs were capitalized as prepaid expenses at December 31, 2018 or 2017.

Revenue Recognition

Product Sales, Net

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and applied all the related amendments to all of the contracts using the modified-retrospective method. While results for reporting periods beginning after January 1, 2018 are presented under the new guidance, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The accounting policy for revenue recognition for periods prior to January 1, 2018 is described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s 2017 Annual Report. Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Payment terms differ by customer, but typically range from 31 to 35 days from the date of shipment. Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company transfers control of the product and when the Company receives payment will be one year or less. No cumulative effect adjustment to the opening balance of retained earnings was necessary upon adoption, and there is no reconciliation of the Company’s Consolidated Statements of Operations, as no revenue recognition differences were identified when comparing the revenue recognition criteria under Topic 606 to previous requirements.

The Company’s net product sales consist of U.S. sales of NUPLAZID. NUPLAZID was approved by the FDA in April 2016 and the Company commenced shipments of NUPLAZID to specialty pharmacies (“SPs”) and specialty distributors (“SDs”) in late May 2016. SPs dispense product to a patient based on the fulfillment of a prescription and SDs sell product to government facilities, long-term care pharmacies, or in-patient hospital pharmacies. Product shipping and handling costs are included in cost of product sales.

The Company recognizes revenue from product sales at the net sales price (the “transaction price”) which includes estimates of variable consideration for which reserves are established and reflects each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the amount payable is settled. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from estimates, the Company may need to adjust its estimates, which would affect net revenue in the period of adjustment. The following are the Company’s significant categories of sales discounts and allowances:

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, investment securities, accounts receivable, and restricted cash. The Company invests its excess cash primarily in money market funds, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Further, the Company specifies credit quality standards for its customers that are designed to limit the Company’s credit exposure to any single party.

The Company does not currently have any of its own manufacturing facilities, and therefore it depends on an outsourced manufacturing strategy for the production of NUPLAZID for commercial use and for the production of its product candidates for clinical trials. The Company has contracts in place with two third-party manufacturers of commercial drug product and one third-party manufacturer of drug substance that is approved for the production of NUPLAZID active pharmaceutical ingredient (“API”). Although there are potential sources of supply other than the Company’s existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

The Company has entered into distribution agreements with a limited number of SPs and SDs, and all of the Company’s product sales are to these customers. For the year ended December 31, 2018, the Company’s four largest customers represented approximately 85% of the Company’s product revenue and 84% of the Company’s accounts receivable balance at December 31, 2018. For the year ended December 31, 2017, the Company’s four largest customers represented approximately 89% of the Company’s product revenue and 87% of the Company’s accounts receivable balance at December 31, 2017. For the year ended December 31, 2016, the Company’s four largest customers represented approximately 93% of the Company’s product revenue and 91% of the Company’s accounts receivable balance at December 31, 2016.

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

	Years Ended December 31,
	2018	2017	2016
Stock Options:
Expected volatility	71%	68%	78%
Risk-free interest rate	3%	2%	1-2%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.7	5.8	5.7

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2018	2017	2016
Employee Stock Purchase Plan:
Expected volatility	59%-79%	44%-62%	60%-77%
Risk-free interest rate	2.1%-2.8%	1.0%-1.7%	0.4%-1.0%
Expected dividend yield	0%	0%	0%
Expected life in years	0.5-2.0	0.5-2.0	0.5-2.0

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

Stock options issued to non-employees other than directors are accounted for under the fair value method using the Black-Scholes valuation model and are re-measured to fair value at each period end until the earlier of the date that performance by the non-employee is complete or a performance commitment has been obtained.

The fair value of restricted stock units (“RSUs”) is estimated based on the closing market price of the Company’s common stock on the date of grant. RSUs vest annually over a four-year period.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of product sales	$3,863	$3,690	$1,218
Research and development	32,038	26,485	18,050
Sales, general and administrative	45,663	45,357	35,997
	$81,564	$75,532	$55,265

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase rights, RSUs, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2018, 2017 and 2016, options, employee stock purchase rights, RSUs, and warrants totaling approximately 20,824,000 shares, 18,526,000 shares and 14,739,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Segment Reporting

Management has determined that the Company operates in one business segment which is the development and commercialization of innovative medicines. All revenues for the years ended December 31, 2018, 2017 and 2016 were generated in the United States.

Recently Issued Accounting Standards

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, global intangible low taxed income, foreign derived intangible income deduction, additional limitations on executive compensation and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflected the income tax effects of the 2017 Tax Act which the accounting under ASC Topic 740 was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act which were not complete. As December 31, 2018, the impact of the 2017 Tax Act has been substantially completed. The effects of the 2017 Tax Act did not have a significant impact, and are included as part of the overall provision calculation.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The ASU originally required companies to adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. In January 2018, the FASB issued ASU 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842, which facilitates the implementation of ASU 2016-02. ASU 2018-01 gives entities the option to apply ASU 2016-02 as of the effective date, rather than as of the beginning of the earliest period presented. Consequently, an entity’s reporting for the comparative periods presented in the financial statements when it adopts the new leases standard will continue to be in accordance with current GAAP (ASC Topic 840) if the optional transition method is elected. The effective date of the transition requirements for the amendment is the same as the effective date and transition requirements in ASU 2016-02.

The Company adopted this standard effective January 1, 2019 using the optional transition method, and chose to apply the new standard as of the effective date. Consequently, all of the Company’s operating lease commitments were recognized as lease liabilities, with corresponding right-of-use assets, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Upon adoption of the standard, the Company preliminarily expects to record a right-of-use asset and lease liability of approximately $12.0 million on its Consolidated Balance Sheets. The Company has elected the standard’s package of practical expedients on adoption requiring no reassessment of whether any expired or existing agreements contain a lease, the classification of any expired or existing lease agreements, or initial direct costs for any existing leases. The majority of the Company’s leases are facility and equipment leases and are classified as operating leases under current lease guidance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under GAAP. As discussed above in its Revenue Recognition Accounting Policy, the Company adopted ASU 2014-09 and all the related guidance on January 1, 2018.

3. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$187,371	$39	$(344)	$187,066
Commercial paper	151,774	—	(78)	151,696
Equity Securities	3,149	—	(1,840)	1,309
	$342,294	$39	$(2,262)	$340,071

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$32,976	$—	$(12)	$32,964
Government sponsored enterprise securities	10,082	—	(10)	10,072
Corporate debt securities	138,650	1	(321)	138,330
Commercial paper	90,623	—	(65)	90,558
	$272,331	$1	$(408)	$271,924

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2018 and December 31, 2017, the Company held $31.8 million and $48.7 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years. The Company has classified all equity securities as other assets on its Consolidated Balance Sheets.

At December 31, 2018 the Company had 57 securities in an unrealized loss position and at December 31, 2017 the Company had 54 securities in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of December 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2018:
Corporate debt securities	$91,265	$(130)	$44,637	$(214)	$135,902	$(344)
Commercial paper	151,696	(78)	—	—	151,696	(78)
Total	$242,961	$(208)	$44,637	$(214)	$287,598	$(422)
December 31, 2017:
U.S. Treasury notes	$32,964	$(12)	$—	$—	$32,964	$(12)
Government sponsored enterprise securities	10,072	(10)	—	—	10,072	(10)
Corporate debt securities	129,820	(321)	—	—	129,820	(321)
Commercial paper	90,558	(65)	—	—	90,558	(65)
Total	$263,414	$(408)	$—	$—	$263,414	$(408)

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at December 31, 2018 and 2017.

4. Fair Value Measurements

The Company’s investments include cash equivalents, available-for-sale investment securities consisting of money market funds, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy, and equity investments. The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents, available-for-sale investment securities, and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2018 and 2017, respectively.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities, and equity securities at December 31, 2018 and 2017 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$34,018	$34,018	$—	$—
Equity securities	1,309	1,309	—	—
Corporate debt securities	224,474	—	224,474	—
Commercial paper	191,564	—	191,564	—
	$451,365	$35,327	$416,038	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$38,057	$38,057	$—	$—
U.S. Treasury notes	32,964	32,964	—	—
Government sponsored enterprise securities	10,072	—	10,072	—
Corporate debt securities	154,396	—	154,396	—
Commercial paper	98,052	—	98,052	—
	$333,541	$71,021	$262,520	$—

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	December 31,
	2018	2017
Finished goods	$1,110	$1,164
Raw material	2,477	4,084
Work in process	483	—
	$4,070	$5,248

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2018	2017
Machinery and equipment	$—	$1,076
Computers and software	3,745	2,868
Leasehold improvements	1,655	1,642
Furniture and fixtures	2,114	1,305
Construction-in-process	—	—
	7,514	6,891
Accumulated depreciation	(4,205)	(4,229)
	$3,309	$2,662

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation of property and equipment was $1.5 million, $1.2 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. During 2018, 2017 and 2016, the Company retired $1.6 million, $0.4 million, and $0.2 million, respectively, of fully depreciated property and equipment.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued consulting and professional fees	$19,325	$9,395
Accrued compensation and benefits	17,028	15,260
Accrued research and development services	10,367	9,487
Accrued sales allowances	5,849	3,591
Other	3,829	2,511
	$56,398	$40,244

6. Stockholders’ Equity

Public Offerings

In November 2018, the Company raised net proceeds of approximately $298.5 million from the sale of 18,602,941 shares of its common stock in a follow-on public offering, including 2,426,470 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

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

Private Equity Financings

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and the sale of warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant share in a private equity financing. The warrants have an exercise price of $0.01 per share and will expire on December 17, 2019. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.1 percent, volatility of 105.8 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the warrants to purchase 500,000 shares of common stock, of which 493,145 remained outstanding at December 31, 2018, may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Awards

The Company’s 2010 Equity Incentive Plan, as amended to date (the “2010 Plan”), permits the grant of options to employees, directors and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is 10 years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. The 2010 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the 2004 Plan reserve after June 2010. In June 2015, June 2016, June 2017, and June 2018, the Company’s stockholders approved amendments to its 2010 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,000,000 shares, 3,000,000 shares, 5,500,000, and 6,700,000 shares respectively, and at December 31, 2018, there were 26,919,256 shares of common stock authorized for issuance, of which 6,676,769 shares were available for new grants under the 2010 Plan.

Stock Options

The 2004 Plan provided for the grant of options to employees, directors and consultants. The exercise price of options granted under the 2004 Plan was at 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option was 10 years. Options granted under the 2004 Plan generally vested over a four-year period.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2018:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	17,943,436	$30.42
Granted	5,273,665	$19.24
Exercised	(599,529)	$7.39
Cancelled/forfeited	(2,748,791)	$31.19
Outstanding at December 31, 2018	19,868,781	$28.04	7.6	$4,592
Vested and expected to vest at December 31, 2018	19,868,781	$28.04	7.6	$4,592
Exercisable at December 31, 2018	9,342,575	$29.50	6.4	$4,139

The aggregate intrinsic value of options exercisable as of December 31, 2018 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $16.17 per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was approximately $11.2 million, $24.4 million, and $43.2 million, respectively, determined as of the date of exercise. The Company received $4.4 million in cash from options exercised during the year ended December 31, 2018.

The weighted average per share fair value of options granted during the years ended December 31, 2018, 2017, and 2016 was approximately $12.14, $21.11, and $17.65, respectively. As of December 31, 2018, total unrecognized compensation cost related to stock options was approximately $153.7 million, and the weighted average period over which this cost is expected to be recognized is approximately 3.06 years.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

In 2018, the Company began granting RSUs pursuant to the 2010 Plan and satisfies such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. RSUs generally vest over a four-year period with equal vesting on anniversaries of the grant date.

The following table summarizes the Company’s RSU activity during the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	—	$—
Granted	383,811	$21.07
Vested	—	$—
Cancelled/forfeited	(10,105)	$21.28
Outstanding at December 31, 2018	373,706	$21.07	$6,042,826

As of December 31, 2018, total unrecognized compensation cost related to restricted stock options was approximately $7.5 million, and the weighted average period over which this cost is expected to be recognized is approximately 3.8 years.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the Company’s initial public offering in June 2004. The Purchase Plan included an “evergreen” provision providing that a limited number of additional shares may be added to the shares authorized for issuance on the date of each annual meeting of stockholders for a period of 10 years, which ended with the meeting in 2014. In June 2016, the Company’s stockholders approved an amendment to the Purchase Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 400,000 shares, and at December 31, 2018, a total of 1,925,000 shares of common stock had been reserved for issuance under the Purchase Plan. At December 31, 2018, 154,291 shares of common stock remained available for issuance pursuant to the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2018, 2017, and 2016, a total of 233,720, 192,402, and 136,283 shares of common stock were issued under the Purchase Plan at average per share prices of $15.75, $23.50, and $22.97, respectively. The weighted average per share fair value of purchase rights granted during the years ended December 31, 2018, 2017, and 2016 was $8.25, $11.44, and $12.34, respectively. During the years ended December 31, 2018, 2017, and 2016, the Company recorded cash received from the exercise of purchase rights of $3.7 million, $4.5 million, and $3.1 million, respectively.

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

7. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $3.6 million, $3.3 million, and $2.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Income Taxes

Domestic and foreign pre-tax loss is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic	(78,112)	$(45,249)	$(18,419)
Foreign	(165,824)	(243,035)	(251,633)
	(243,936)	$(288,284)	$(270,052)

At December 31, 2018, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $393.0 million, $339.0 million, and $771.9 million, respectively. The Company recognized state income tax provisions of $1.3 million, $1.1 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. These tax liabilities were associated with California state alternative minimum tax obligations and the apportionment of income to certain state jurisdictions in which the Company did not have corresponding NOLs. Utilization of the domestic NOL and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2013. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company completed a study through December 31, 2018 and concluded no additional ownership changes occurred. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

Federal and state NOL carryforwards of $17.0 million and less than $0.1 million will expire in 2025 and 2024, respectively, unless utilized. The remaining federal and state NOL carryforwards will begin to expire in 2026 and 2025, respectively. At December 31, 2018, the Company had $26.3 million of federal R&D credit carryforwards of which $0.1 million will expire in 2019 unless utilized, and the remaining federal R&D credit carryforwards will begin to expire in 2020. At December 31, 2018, the Company had state R&D credit carryforwards of approximately $0.5 million that will begin to expire in 2024 and $11.3 million that have no expiration date. At December 31, 2018, the Company had foreign NOL carryforwards of approximately $768.5 million that will begin to expire in 2022 and $3.4 million that have no expiration date. The Company continues to record the deferred tax assets related to these attributes, subject to valuation allowance, until expiration occurs.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the issuance of ASU 2016-09, entities were required to recognize excess tax benefit or deficiency as additional paid-in capital. To simplify the presentation of stock compensation, the amendments in this ASU require that the excess tax benefit or deficiency is recognized as expense. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company adopted the update as of January 1, 2017. Given the Company's full valuation position there is no quantitative impact to the financial statements.

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
NOL carryforwards	$170,476	$163,059
R&D credit carryforwards	32,984	27,862
Capitalized R&D	7,421	5,606
Stock-based compensation	45,492	30,986
Other	14,750	10,110
	271,123	237,623
Valuation allowance	(271,123)	(237,623)
	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $33.5 million in 2018 primarily due to an increase in deferred tax assets generated from net operating losses, R&D credits and stock-based compensation expense, partially offset by the expiration of NOL carryforwards in 2018.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provided for a one-time transition tax on certain foreign earnings, the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, global intangible low taxed income, foreign derived intangible income deduction, additional limitations on executive compensation and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflected the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act which were not complete. As of December 31, 2018, the accounting for the income tax effects of the 2017 Tax Act is complete. The effects of the 2017 Tax Act did not have a significant impact in 2018 and are included as part of the overall 2018 provision calculation.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the pretax loss is summarized as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Amounts computed at statutory federal rate	$(51,226)	$(98,016)	$(91,818)
Stock-based compensation and other permanent differences	3,432	1,341	3,065
R&D credits	(7,941)	(5,573)	(3,390)
Change in valuation allowance	34,333	(28,230)	27,583
State taxes	(1,017)	(26)	272
Contingencies	2,938	360	361
Foreign rate differential	20,896	61,480	64,065
Tax Cuts and Jobs Act	—	68,889	—
Other	(159)	894	1,203
Income tax expense	$1,256	$1,119	$1,341

The tax years 1998-2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company recorded an uncertain tax position reserve of $3.1 million, $0.4 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, due to the 2017 Tax Act, an adjustment of $1.1 million was made to remeasure the uncertain tax position reserve at December 31, 2017. Due to the valuation allowance recorded against the Company’s deferred tax assets, an immaterial amount of the total unrecognized tax benefits as of December 31, 2018 would reduce the annual effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2018 will significantly change within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no interest and/or penalties accrued on the Company’s consolidated balance sheets at December 31, 2018 or 2017, respectively. Further, the Company did not recognize any interest and/or penalties in the statement of operations for the years ended December 31, 2018, 2017 and 2016, respectively, related to uncertain tax positions.

The following table provides a reconciliation of changes in unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$1,933	$2,664	$2,301
Additions related to current period tax positions	3,104	361	363
Provisional impact of Tax Cuts and Jobs Act	—	(1,092)	—
Balance at end of period	$5,037	$1,933	$2,664

9. Commitments and Contingencies

Leases and Other Long-Term Commitments

The Company leases facilities and certain equipment under noncancelable operating leases that expire at various dates through February 2031. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs. Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If an operating lease contains fixed and determinable escalation clauses, the difference between the rent expense and the rent paid is recorded as deferred rent. Rent expense under the Company’s facility and equipment leases was $4.5 million, $3.8 million, and $2.8 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

In 2015, the Company entered into a master lease agreement giving the Company the ability to lease vehicles under operating leases with initial terms of 36 months from the date of delivery. In 2018, the lease agreement was terminated and a new master lease agreement was entered into with a new vendor giving the Company the ability to lease vehicles under operating leases with initial terms ranging from 12 to 50 months from the date of delivery. In connection with the new lease agreement, the Company established a letter of credit for $0.4 million, which has automatic annual extensions and is fully secured by restricted cash.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of 2018, the Company entered into an agreement to lease approximately 67,020 square feet of corporate office space in San Diego, California, which is anticipated to commence in May 2020, for a term of 10 years and 9 months. The lease also provides the Company with the option to renew the lease term for two additional five year periods. In connection with this lease agreement, the Company established a letter of credit for $2.2 million, which has automatic annual extensions and is fully secured by restricted cash. No rent expense was recognized in 2018 in connection with this lease as the Company did not have access to the leased premises during the period.

The Company also enters into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. To the extent these long-term commitments are noncancelable, they are reflected in the table below.

Estimated annual future minimum payments related to the Company’s operating leases and other long-term contractual obligations were as follows at December 31, 2018 (in thousands):

2019	$4,770
2020	4,170
2021	6,906
2022	7,181
2023	6,568
Thereafter	38,683
$68,278

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

License Agreements

In May 2018, the Company signed an Exclusivity Deed (the “Deed”) with Neuren Pharmaceuticals Limited (“Neuren”) that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company invested $3.1 million to subscribe for 1,330,000 shares of the company and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations for the twelve months ended December 31, 2018. At December 31, 2018, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through other expense on the statements of operations. Net loss on strategic investments recognized in other expense in the Consolidated Statements of Operations for the twelve months ended December 31, 2018 was $1.8 million. As of December 31, 2018, the aggregate carrying amount of the Company’s strategic equity investment was $1.3 million included in other assets on the Consolidated Balance Sheets.

In August 2018, the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, Neuren received an upfront payment of $10.0 million and is eligible to receive milestone payments of up to $455.0 million, based on the achievement of certain development and annual net sales milestones. In addition, Neuren is eligible to receive tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million has been recorded in research and development expenses in the Consolidated Statements of Operations for the twelve months ended December 31, 2018, as there is no alternative use for the asset.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate Credit Card Program

In connection with the Company’s credit card program, the Company established a letter of credit in 2016 for $2.0 million, which has automatic annual extensions and is fully secured by restricted cash.

Legal Proceedings

Between July 19 and August 3, 2018, following recent negative publicity about NUPLAZID, three purported Company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers. The complaints generally allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny. The complaints seek unspecified monetary damages and other relief. Several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the court consolidated the cases under Case No. 18-cv-01647 and took the lead plaintiff motions under submission. The defendants’ response to the complaints is stayed pending resolution of the lead plaintiff motions. The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

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

10. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2018 and 2017 are as follows (in thousands, except per share data):

	Fiscal Year 2018 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$48,868	$57,063	$58,305	$59,571	$223,807
Gross profit(1)	$46,715	$53,501	$54,466	$56,748	$211,430
Net loss	$(54,296)	$(63,266)	$(62,138)	$(65,492)	$(245,192)
Basic and diluted net loss per share(2)	$(0.44)	$(0.51)	$(0.50)	$(0.50)	$(1.94)

	Fiscal Year 2017 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$15,286	$30,475	$35,578	$43,562	$124,901
Gross profit(1)	$13,023	$28,251	$33,443	$41,107	$115,824
Net loss	$(87,843)	$(67,441)	$(65,248)	$(68,871)	$(289,403)
Basic and diluted net loss per share(2)	$(0.72)	$(0.55)	$(0.53)	$(0.55)	$(2.36)

(1)	Determined by subtracting cost of product sales from product sales, net.
(2)

Net loss per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per common share amounts may not equal the annual amounts reported.

SCHEDULE II – Valuation and Qualifying Accounts

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Provision Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Prior Period Sales	Balance at End of Period
Allowance for distribution fees, discounts and chargebacks:
For the year ended December 31, 2016	$—	$2,163	$(1,962)	$—	$201
For the year ended December 31, 2017	$201	$12,837	$(12,591)	$(201)	$246
For the year ended December 31, 2018	$246	$24,613	$(22,773)	$(246)	$1,840