Form 10-Q
period 2019-03-31
ACADIA PHARMACEUTICALS INC
filed 2019-05-02
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50768

ACADIA PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1376651
(State of Incorporation)	(I.R.S. Employer Identification No.)

3611 Valley Centre Drive, Suite 300 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

(858) 558-2871

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ACAD	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 24, 2019:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	144,165,923

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$97,557	$134,758
Investment securities, available-for-sale	316,767	338,762
Accounts receivable, net	29,958	26,090
Interest and other receivables	3,812	1,699
Inventory	4,570	4,070
Prepaid expenses	23,742	20,727
Total current assets	476,406	526,106
Property and equipment, net	3,737	3,309
Operating lease right-of-use assets	10,918	—
Intangible assets, net	3,692	4,062
Restricted cash	4,787	4,826
Other assets	1,565	1,899
Total assets	$501,105	$540,202
Liabilities and stockholders’ equity
Accounts payable	$3,275	$3,167
Accrued liabilities	71,708	56,398
Total current liabilities	74,983	59,565
Operating lease liabilities	6,754	—
Other long-term liabilities	1,012	1,558
Total liabilities	82,749	61,123
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at March 31, 2019 and December 31, 2018; 144,127,644 shares and 143,853,597 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	1,972,302	1,948,300
Accumulated deficit	(1,554,167)	(1,468,863)
Accumulated other comprehensive gain (loss)	207	(372)
Total stockholders’ equity	418,356	479,079
Total liabilities and stockholders’ equity	$501,105	$540,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Product sales, net	$62,959	$48,868
Total revenues	62,959	48,868
Operating expenses
Cost of product sales	2,950	2,153
License fees and royalties	1,630	1,332
Research and development	52,923	39,276
Selling, general and administrative	93,090	60,926
Total operating expenses	150,593	103,687
Loss from operations	(87,634)	(54,819)
Interest income, net	2,934	1,170
Other expense	(229)	—
Loss before income taxes	(84,929)	(53,649)
Income tax expense	375	647
Net loss	$(85,304)	$(54,296)
Net loss per common share, basic and diluted	$(0.59)	$(0.44)
Weighted average common shares outstanding, basic and diluted	143,981	124,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(85,304)	$(54,296)
Other comprehensive loss:
Unrealized gain (loss) on investment securities	577	(298)
Foreign currency translation adjustments	2	(2)
Comprehensive loss	$(84,725)	$(54,596)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(85,304)	$(54,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,883	20,442
Amortization of premiums and accretion of discounts on investment securities	(1,006)	(175)
Amortization of intangible assets	370	369
Loss on strategic investment	229	—
Depreciation	415	392
Loss on disposal of assets	—	9
Changes in operating assets and liabilities:
Accounts receivable, net	(3,868)	(5,102)
Interest and other receivables	(2,113)	184
Inventory	(557)	(177)
Prepaid expenses	(3,015)	(4,563)
Operating lease right-of-use assets	833	—
Other assets	105	31
Accounts payable	108	(5,790)
Accrued liabilities	11,035	2,849
Operating lease liabilities	(938)	—
Long-term liabilities	(352)	591
Net cash used in operating activities	(64,175)	(45,236)
Cash flows from investing activities
Purchases of investment securities	(73,945)	(26,345)
Maturities of investment securities	97,525	116,411
Purchases of property and equipment	(822)	(448)
Net cash provided by investing activities	22,758	89,618
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,176	2,880
Net cash provided by financing activities	4,176	2,880
Effect of exchange rate changes on cash	1	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,240)	47,260
Cash, cash equivalents and restricted cash
Beginning of period	139,584	71,893
End of period	$102,344	$119,153
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$21	$—
Stock-based compensation capitalized in inventory	$57	$(158)
Right-of-use assets obtained in exchange for lease obligations	$11,751	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Total stockholders' equity, beginning balances	$479,079	$335,285

Common stock:
Beginning balance	14	12
Ending balance	14	12

Additional paid-in capital:
Beginning balance	1,948,300	1,559,343
Issuance of common stock from exercise of stock options	4,176	2,880
Stock-based compensation	19,826	20,600
Ending balance	1,972,302	1,582,823

Accumulated deficit:
Beginning balance	(1,468,863)	(1,223,671)
Net loss	(85,304)	(54,296)
Ending balance	(1,554,167)	(1,277,967)

Other comprehensive income (loss):
Beginning balance	(372)	(399)
Other comprehensive income (loss)	579	(300)
Ending balance	207	(699)

Total stockholders' equity, ending balances	$418,356	$304,169

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$134,758	$97,557	$69,418	$116,328
Restricted cash	4,826	4,787	2,475	2,825
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$139,584	$102,344	$71,893	$119,153

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At March 31, 2019, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million for each of the three months ended March 31, 2019 and 2018. As of March 31, 2019, estimated future amortization expense related to the Company’s intangible asset was $1.1 million for the remainder of 2019, $1.5 million for 2020, and $1.0 million for 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, Commitments and Contingencies, are expensed to license fees and royalties as revenue from product sales is recognized.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of the product, in an amount that reflects the consideration which the Company expects to receive in exchange for that product. To determine revenue recognition for arrangements that the Company determines are within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers (Topic 606), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods promised within each contract, determines those that are performance obligations, and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company transfers control of the product and when the Company receives payment will be one year or less.

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

Leases

As described further in Note 10, Recent Accounting Pronouncements, the Company adopted Topic 842 as of January 1, 2019. The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued liabilities, and operating lease liabilities on the Company’s Condensed Consolidated Balance Sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that it will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to apply the recognition requirements of Topic 842 for short-term leases.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at March 31, 2019 and 2018, stock options, employee stock purchase plan rights, and warrants totaling approximately 20,623,000 shares and 18,082,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of product sales	$995	$1,050
Research and development	7,880	7,657
Selling, general and administrative	11,008	11,735
	$19,883	$20,442

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw material	$2,229	$2,477
Work in process	1,301	483
Finished goods	1,040	1,110
	$4,570	$4,070

Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued consulting and professional fees	$18,207	$19,325
Accrued sales allowances	17,252	5,849
Accrued compensation and benefits	15,817	17,028
Accrued research and development services	12,233	10,367
Current portion of lease liabilities	4,468	-
Other	3,731	3,829
	$71,708	$56,398

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$177,361	$178	$(92)	$177,447
Commercial paper	139,212	115	(7)	139,320
	$316,573	$293	$(99)	$316,767

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$187,371	$39	$(344)	$187,066
Commercial paper	151,774	—	(78)	151,696
	$339,145	$39	$(422)	$338,762

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2019 and December 31, 2018, the Company held $35.5 million and $31.8 million, respectively, of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company has classified all equity securities as other assets on its Consolidated Balance Sheets.

At March 31, 2019 and December 31, 2018, the Company had 24 and 57 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2019:
Corporate debt securities	$67,967	$(8)	$39,027	$(84)	$106,994	$(92)
Commercial paper	34,224	(7)	—	—	34,224	(7)
Total	$102,191	$(15)	$39,027	$(84)	$141,218	$(99)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2018:
Corporate debt securities	$91,265	$(130)	$44,637	$(214)	$135,902	$(344)
Commercial paper	151,696	(78)	—	—	151,696	(78)
Total	$242,961	$(208)	$44,637	$(214)	$287,598	$(422)

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at March 31, 2019 and December 31, 2018.

7. Fair Value Measurements

The Company’s investments include cash equivalents, available-for-sale investment securities consisting of money market funds, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy, and equity securities. The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2019 and December 31, 2018.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities and equity securities at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$31,701	$31,701	$—	$—
Equity securities	1,081	1,081	—	—
Corporate debt securities	186,701	—	186,701	—
Commercial paper	185,206	—	185,206	—
	$404,689	$32,782	$371,907	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$34,018	$34,018	$—	$—
Equity securities	1,309	1,309	—	—
Corporate debt securities	224,474	—	224,474	—
Commercial paper	191,564	—	191,564	—
	$451,365	$35,327	$416,038	$—

8. Stockholders’ Equity

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

In January 2016, the Company raised net proceeds of approximately $281.6 million from the sale of 10,344,827 shares of its common stock in a follow-on public offering. In connection with the January 2016 offering, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (the “Baker Entities”), all of which are existing stockholders of the Company and are affiliated with two of its directors, Julian C. Baker and Dr. Stephen R. Biggar. Under the Registration Rights Agreement, the Company agreed that, if the Baker Entities demand that the Company register their shares of its common stock for resale under the Securities Act of 1933, as amended (the “Securities Act”), the Company would be obligated to effect such registration. The Company’s registration obligations under the Registration Rights Agreement cover all shares of its common stock now held or later acquired by the Baker Entities (including approximately $75.0 million and $43.0 million of shares that the Baker Entities purchased at the public offering price in the January 2016 and August 2016 offerings, respectively), will continue in effect for up to 10 years, and include the Company’s obligation to facilitate certain underwritten public offerings of its common stock by the Baker Entities in the future. The Company has agreed to bear all expenses incurred by it in effecting any registration pursuant to the Registration Rights Agreement as well as the legal expenses of the Baker Entities of up to $50,000 per underwritten public offering effected pursuant to the Registration Rights Agreement. On April 1, 2016, pursuant to the Registration Rights Agreement, the Company filed a registration statement covering all shares owned by the Baker Entities as of March 31, 2016.

Private Equity Financings

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and the sale of warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant share in a private equity financing. The warrants have an exercise price of $0.01 per share and will expire on December 17, 2019. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.1 percent, volatility of 105.8 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the warrants to purchase 500,000 shares of common stock, of which 493,145 remained outstanding at March 31, 2019, may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise.

9. Commitments and Contingencies

Royalty Payments

Pursuant to the terms of its 2006 license agreement with the Ipsen Group, the Company is required to make royalty payments of two percent of net sales of NUPLAZID.

License Agreements

In May 2018, the Company signed an Exclusivity Deed (the “Deed”) with Neuren Pharmaceuticals Limited (“Neuren”) that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company paid $3.1 million to purchase 1,330,000 shares of Neuren and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the second quarter of 2018. At March 31, 2019, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through other expense on the statements of operations. Net loss on strategic investments recognized in other expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 was $0.2 million. The aggregate carrying amount of the Company’s strategic equity investment was $1.1 million and $1.3 million included in other assets on its Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, respectively.

In August 2018, the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, the Company paid Neuren an upfront license fee of $10.0 million and it may be required to pay up to an additional $455.0 million in milestone payments based on the achievement of certain development and annual net sales milestones. In addition, the Company may be required to pay Neuren tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was expensed to research and development in the third quarter of 2018 as there is no alternative use for the asset.

Corporate Credit Card Program

In connection with the Company’s credit card program, the Company established a letter of credit for $2.0 million, which has automatic annual extensions and is fully secured by restricted cash.

Fleet Program

In connection with the Company’s fleet program, the Company established a letter of credit for $0.4 million, which has automatic annual extensions and is fully secured by restricted cash.

Legal Proceedings

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported Company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny. Several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the court consolidated the cases under Case No. 18-cv-01647 and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff’s consolidated complaint was filed on April 15, 2019. The complaint seeks unspecified monetary damages and other relief. The defendants’ deadline to respond to the consolidated complaint is May 31, 2019. The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

Government Investigation

In September 2018, the Company received a civil investigative demand (“CID”) from the Department of Justice (“DOJ”) requesting certain documents and information related to the Company’s sales and marketing of NUPLAZID. The Company is cooperating with the DOJ’s request. Responding to the CID will require considerable resources and no assurance can be given as to the timing or outcome of the DOJ’s investigation.

10. Recent Accounting Pronouncements

   In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the timing and impact of the adoption of this guidance on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years. The ASU originally required companies to adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. In January 2018, the FASB issued ASU 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842, which facilitates the implementation of ASU 2016-02. ASU 2018-01 gives entities the option to apply ASU 2016-02 as of the effective date, rather than as of the beginning of the earliest period presented. Consequently, an entity’s reporting for the comparative periods presented in the financial statements when it adopts the new leases standard will continue to be in accordance with current GAAP (ASC Topic 840) if the optional transition method is elected.

The Company adopted this standard effective January 1, 2019 using the optional transition method, and chose to apply the new standard as of the effective date. Consequently, all of the Company’s operating lease commitments were recognized as lease liabilities, with corresponding right-of-use assets, based on the present value of the remaining minimum rental payments. The Company has elected the standard’s package of practical expedients on adoption requiring no reassessment of whether any expired or existing agreements contain a lease, the classification of any expired or existing lease agreements, or initial direct costs for any existing leases.

11. Leases

As described above in Note 10, Recent Accounting Pronouncements, the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840.

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 1 year to 7 years, one of which includes an option to extend the lease for one five-year term. This optional period was not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such option.

Operating lease costs were $1.3 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $1.1 million and was included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	March 31, 2019	December 31, 2018
Operating lease liabilities
Current portion included in accrued liabilities	$4,468	$-
Operating lease liabilities	6,754	-
Total operating lease liabilities	$11,222	$-

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2019	$3,488
Years ending December 31,
2020	3,132
2021	2,232
2022	1,653
2023	909
Thereafter	1,932
Total lease payments	13,346
Less:
Imputed interest	(2,124)
Total operating lease liabilities	$11,222

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2019, the weighted average remaining lease term is 4.7 years and the weighted average discount rate used to determine the operating lease liability was 8.0%.

In the fourth quarter of 2018, the Company entered into an agreement to lease approximately 67,020 square feet of corporate office space in San Diego, California with total minimum lease payments of $53.7 million over an initial term of 10 years and 9 months. As of March 31, 2019, the lease had not yet commenced. This operating lease is expected to commence around the first half of fiscal year 2020, but may commence earlier if the lessor makes the space available for use earlier than anticipated. In connection with this lease agreement, the Company established a letter of credit for $2.2 million, which has automatic annual extensions and is fully secured by restricted cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 included with our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis. We hold worldwide commercialization rights to pimavanserin. We launched NUPLAZID in the United States in May 2016 with the recommended dosing of 34 mg once a day taken as two 17 mg tablets. In June 2018, the FDA approved a 34 mg NUPLAZID capsule formulation and a 10 mg NUPLAZID tablet and during the first quarter of 2019 we discontinued commercial sales of the 17 mg tablets.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we plan to continue to study the use of pimavanserin in multiple disease states. For example, we believe dementia-related psychosis, or DRP, represents one of our most important opportunities for further exploration. Following our End-of-Phase 2 Meeting with the FDA and agreement with the agency on our clinical development plan, we initiated our Phase 3 HARMONY relapse prevention study in the fourth quarter of 2017, which allows us to evaluate pimavanserin for DRP, which includes psychosis in patients with Alzheimer’s disease, dementia with Lewy bodies, Parkinson’s disease dementia, vascular dementia and frontotemporal dementia.

According to the National Institute of Mental Health, major depressive disorder, or MDD, affects approximately 16 million adults in the United States, with approximately 2.5 million adults treated with adjunctive therapy. The majority of people who suffer from MDD do not respond adequately to initial antidepressant therapy. In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin for adjunctive treatment in 207 patients with MDD who had a confirmed inadequate response to existing first-line, SSRI or SNRI, antidepressant therapy. In the study, pimavanserin met the pre-specified primary endpoint and key secondary endpoint demonstrating statistically significant improvement in the Hamilton Depression-17 Rating Scale and the Sheehan Disability Scale, respectively, relative to placebo. Positive results were also observed in seven additional secondary endpoints including response rate, improvement in sexual function, and a reduction in daytime sleepiness. Pimavanserin was generally well-tolerated in the study with no meaningful weight gain observed or impact on motor function. In February 2019, we conducted an End-of-Phase 2 Meeting with the FDA and in April 2019 we initiated our Phase 3 CLARITY program evaluating pimavanserin as an adjunctive treatment for major depressive disorder.

We also believe schizophrenia represents a disease with multiple unmet or ill-served needs and we are currently exploring the utility of pimavanserin in this area. In the fourth quarter of 2016, we initiated two studies evaluating the adjunctive use of pimavanserin in patients with schizophrenia. ENHANCE is a Phase 3 study evaluating pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to their current antipsychotic therapy. ADVANCE is a Phase 2 study evaluating pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia. Enrollment in both of these studies has been completed and we expect to report top-line results for the ENHANCE study in mid-2019 and for the ADVANCE study around the end of 2019.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren Pharmaceuticals. Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Trofinetide is a novel synthetic analog of the amino-terminal tripeptide of insulin-like growth factor 1 IGF-1 designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA Fast Track Status and Orphan Drug Designation in the U.S. and Europe. Currently, there are no approved medicines for the treatment of Rett syndrome. We plan to initiate a Phase 3 randomized, double-blind placebo-controlled study evaluating trofinetide in girls 5-20 years of age with Rett syndrome in the fourth quarter of 2019.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of March 31, 2019, we had an accumulated deficit of $1.6 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PD Psychosis, including DRP, schizophrenia and depression. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in PD Psychosis patients treated with

NUPLAZID and randomized, placebo-controlled eight-week studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies. We expect to incur increased research and development expenses as a result of our development of trofinetide under the exclusive North American license granted to us by Neuren Pharmaceuticals, including the costs of the planned Phase 3 randomized, double-blind placebo-controlled study evaluating trofinetide in girls with Rett syndrome. We currently are responsible for all costs incurred in the development of trofinetide, as well as milestone payments subject to achievement of development milestones.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin and trofinetide. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Costs of external service providers:
NUPLAZID (pimavanserin)	$29,354	$20,339
Trofinetide	2,809	—
Other programs	524	634
Subtotal	32,687	20,973
Internal costs	12,356	10,646
Stock-based compensation	7,880	7,657
Total research and development	$52,923	$39,276

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates since December 31, 2018. For a description of our critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

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

Comparison of the Three Months Ended March 31, 2019 and 2018

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $63.0 million and $48.9 million for the three months ended March 31, 2019 and 2018, respectively. The increase in net product sales of $14.1 million was primarily due to growth in NUPLAZID unit sales of approximately 19% in the three months ended March 31, 2019 as compared to the same period in 2018. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2019 compared to 2018.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2019 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2018	$1,840	$30	$5,849	$7,719
Provision related to current period sales	6,836	369	13,134	20,339
Credits/payments for current period sales	(4,711)	(268)	(67)	(5,046)
Credits/payments for prior period sales	(1,840)	(30)	(1,664)	(3,534)
Balance as of March 31, 2019	$2,125	$101	$17,252	$19,478

Cost of Product Sales

Cost of product sales was $3.0 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively, or approximately 5% and 4% of net product sales, respectively.  The cost of product sales as a percentage of net sales increased during the three months ended March 31, 2019 as compared to the same period in 2018 due primarily to charges of $0.6 million in the three months ended March 31, 2019 to reduce certain finished goods inventory to its net realizable value.

License Fees and Royalties

License fees and royalties were $1.6 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively, and include royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the three months ended March 31, 2019 as compared to the same period in 2018 is due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $52.9 million for the three months ended March 31, 2019, including $7.9 million in stock-based compensation expense, from $39.3 million for the three months ended March 31, 2018, including $7.7 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $11.7 million in external service costs and an increase of $1.9 million in personnel and related costs, including an increase of $0.2 million in stock-based compensation expense. The increase in external service costs was primarily due to increased clinical costs associated with the development of pimavanserin in indications other than PD Psychosis, including dementia-related psychosis, schizophrenia, and depression, as well as development costs associated with trofinetide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $93.1 million for the three months ended March 31, 2019, including $11.0 million in stock-based compensation expense, from $60.9 million for the three months ended March 31, 2018, including $11.7 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to an increase of $29.2 million in external service costs. The increase in external service costs was primarily due to an increase in marketing expense related to our direct-to-consumer advertising campaign as well as increased charitable contributions.

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

We may require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID, and other research and development programs, including for trofinetide;

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

At March 31, 2019, we had $414.3 million in cash, cash equivalents, and investment securities, compared to $473.5 million at December 31, 2018. This $59.2 million decrease was primarily due to cash used in operations. Net cash used in operating activities increased to $64.2 million for the three months ended March 31, 2019 compared to $45.2 million for the three months ended March 31, 2018. This increase in cash used in operations was primarily due to additional marketing costs related to our direct-to-consumer advertising campaign, additional clinical study activities, and increased charitable contributions, partially offset by an increase in our net revenues.

Net cash provided by investing activities totaled $22.8 million for the three months ended March 31, 2019 compared to net cash provided by investing activities of $89.6 million for the three months ended March 31, 2018. The decrease in net cash provided by investing activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to increased purchases of investment securities attributable to the November 2018 follow-on public offering that contributed approximately $298.5 million in net proceeds available for investment.

Net cash provided by financing activities increased to $4.2 million for the three months ended March 31, 2019 compared to $2.9 million for the three months ended March 31, 2018. This increase in net cash provided by financing activities for the three months ended March 31, 2019 was attributable to an increase in proceeds resulting from the exercise of employee stock options.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Beginning January 1, 2019, we implemented ASU 2016-02, Leases. Because the new lease standard is expected to have a material impact on our balance sheet and financial disclosure, we implemented changes to our processes related to accounting for leases and the control activities within them. These included the development of new policies to identify leases, ongoing contract review requirements, and gathering of information provided for disclosures. The evaluation did not identify any other changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported Company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against us and certain of our current and former executive officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. Several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the court consolidated the cases under Case No. 18-cv-01647 and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. The lead plaintiff’s consolidated complaint was filed on April 15, 2019. The complaint seeks unspecified monetary damages and other relief. The defendants’ deadline to respond to the consolidated complaint is May 31, 2019. Given the unpredictability inherent in litigation, we cannot predict the outcome of this matter. We are unable to estimate possible losses or ranges of losses that may result from this matter, and therefore we have not accrued any amounts in connection with this matter other than ongoing attorneys’ fees.

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

Risks Related to Our Business

Our prospects are highly dependent on the successful commercialization of NUPLAZID. To the extent NUPLAZID is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

NUPLAZID is our only drug that has been approved for sale and it has only been approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis, in the United States since April 2016. We are focusing a significant portion of our activities and resources on NUPLAZID, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize NUPLAZID in the United States.

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

If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of NUPLAZID for other indications in the United States, or for any indication in foreign jurisdictions, or regulatory approval of trofinetide for Rett syndrome, we will not be able to market NUPLAZID for other indications or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.*

While NUPLAZID (pimavanserin) has been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market NUPLAZID for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In the fourth quarter of 2016, we initiated clinical studies of pimavanserin in schizophrenia and, in the fourth quarter of 2017, we initiated a Phase 3 study of pimavanserin in dementia-related psychosis, an indication for which no drug has been approved. We initiated a Phase 3 program for pimavanserin as an adjunctive treatment for major depressive disorder in April 2019 and we plan to initiate a Phase 3 study of trofinetide for Rett syndrome in the fourth quarter of 2019. There is no guarantee that any of these studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve NUPLAZID or trofinetide for any of those indications. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions or to submit trofinetide for approval for Rett syndrome. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PD Psychosis. In addition, strategic considerations need to be taken into account when determining whether and when to submit NUPLAZID for approval in other jurisdictions. For example, in the fourth quarter of 2016, the European Medicines Agency, or EMA, approved our proposed pediatric investigation plan related to our planned submission of a marketing authorization application, or MAA, for NUPLAZID for the treatment of PD Psychosis in Europe. However, in light of our continuing clinical development of pimavanserin in indications other than in PD Psychosis, and the time-limited data exclusivity currently granted by the EMA that commences on first approval of a product in Europe, we deferred submission of the MAA and we do not yet have a revised estimate of when we will make that filing. If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency outside of the United States or any marketing approval for trofinetide, we will never be able to commercialize NUPLAZID for any other indication in the United States or for any indication in any other jurisdiction or be able to commercialize trofinetide at all. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

Even though the FDA has granted approval of NUPLAZID, the scope and terms of the approval may limit our ability to commercialize NUPLAZID and, therefore, our ability to generate substantial sales revenues. The FDA has approved NUPLAZID only for the treatment of hallucinations and delusions associated with PD Psychosis. The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PD Psychosis. This “boxed” warning may discourage physicians from prescribing NUPLAZID to patients diagnosed with PD Psychosis, including those with dementia.

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

NUPLAZID has only been studied in a limited number of patients and in limited populations. As we continue to commercialize NUPLAZID, it is becoming available to a much larger number of patients and in broader populations, and we do not know whether the results of NUPLAZID use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.*

Prior to commencing our commercial launch of NUPLAZID in May 2016, NUPLAZID was administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal -020 Phase 3 trial with NUPLAZID for the treatment of PD Psychosis. We do not know whether the results, when broader populations are exposed to NUPLAZID, including results related to safety and efficacy, will be consistent with the results from the clinical studies of NUPLAZID that served as the basis for its approval. New data relating to NUPLAZID, including from adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of NUPLAZID from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing NUPLAZID marketing applications for indications other than in PD Psychosis and/or in other jurisdictions, or impose additional post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We currently market and sell NUPLAZID, our only commercial product, and rely on a limited network of third-party distributors and pharmacies. If we are unable to continue to effectively commercialize NUPLAZID, we may not be able to generate adequate product revenues.*

NUPLAZID is our only drug that has been approved for sale by any regulatory body, and it became available for prescription in the United States in May 2016. In order to successfully market NUPLAZID, we must continue to develop our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain and develop adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize NUPLAZID and may not become profitable.

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

In the event we are unable to maintain our commercial team, including our U.S. sales force, or maintain and, if needed, expand, our network of specialty distributors and specialty pharmacies, our ability to effectively commercialize NUPLAZID and generate product revenues would be limited.

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

The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PD Psychosis. There has also been recent attention to publicly reported deaths of patients that were prescribed NUPLAZID, and the FDA conducted an evaluation of available information about NUPLAZID. On September 20, 2018 the U.S. FDA issued a statement concluding: “The U.S. FDA has completed a review of all post marketing reports of deaths and serious adverse events (SAEs) reported with the use of NUPLAZID. Based on an analysis of all available data, FDA did not identify any new or unexpected safety findings with NUPLAZID, or findings that are inconsistent with the established safety profile currently described in the drug label. After a thorough review, FDA’s conclusion remains unchanged that the drug’s benefits outweigh its risks for patients with hallucinations and delusions of Parkinson’s disease psychosis.” Although FDA did not identify any new or unexpected safety risks, FDA indicated that some potentially concerning prescribing patterns were observed, such as the concomitant use of other antipsychotic drugs or drugs that can cause QT prolongation, a potential cause of heart rhythm disorder. FDA reminded health care providers to be aware of the risks described in the NUPLAZID prescribing information and that none of the other antipsychotic medications are approved for the treatment of PD psychosis. Regardless, perceptions that NUPLAZID is unsafe, even if unfounded, may discourage physicians from prescribing or patients from taking NUPLAZID.

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

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Some of the provisions of the ACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017, or 2017 Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and also increases for 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. Given that the current patient population for NUPLAZID is primarily Medicare beneficiaries, accelerating the closure of the coverage gap and the increase in the discount that must be paid, could have a significant impact on the Company’s business in 2019 and beyond. In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a federal judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. While the judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product, and on January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these, and other proposed measures will require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, and as amended again by the Final HIPAA Omnibus Rule, Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates, individuals or entities that perform certain services involving the use or disclosure of individually identifiable health information on behalf of a covered entity;

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

•

analogous state and local laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities and/or the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers, and the European General Data Protection Regulation (EU) 2016/679, or GDPR, which became effective in May 2018 and contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation, including companies like us that conduct clinical trials in the EU; we anticipate that over time we may expand our business operations to include additional operations in the EU and with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the

CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. For example, contributions to third-party charitable foundations are a current area of significant governmental and congressional scrutiny, and we could face action if a federal or state governmental authority were to conclude that our charitable contributions to foundations that support Parkinson’s disease patients generally are not compliant. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payors directly and our customers make the ultimate decision on how to submit claims, from time-to-time, for NUPLAZID, and any other product candidates that may be approved, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of NUPLAZID, or any other product candidates that may be approved, outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2019, we had an accumulated deficit of approximately $1.6 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $414.3 million at March 31, 2019. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID, and other research and development programs;

•	the costs of our planned development activities for trofinetide;
•	the costs of maintaining and developing our sales and marketing capabilities for NUPLAZID;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the amount of U.S. product sales from NUPLAZID;
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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase 3 trial with NUPLAZID in 2009. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID could be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In the fourth quarter of 2017, we initiated a Phase 3 study of pimavanserin in patients with dementia-related psychosis, and in the fourth quarter of 2016 we initiated both a Phase 2 and a Phase 3 study of pimavanserin as an adjunctive treatment in patients with schizophrenia. In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin as an adjunctive treatment for major depressive disorder and in April 2019, we initiated our Phase 3 CLARITY program evaluating pimavanserin as an adjunctive treatment for major depressive disorder. We may plan and conduct additional studies in other indications in the future, and plan to initiate a Phase 3 study of trofinetide in Rett syndrome in the fourth quarter of 2019.

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

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of March 31, 2019, we employed approximately 465 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.*

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. We adopted this new standard for the year beginning January 1, 2019. Consequently, all of our operating lease commitments were recognized as lease liabilities, with corresponding right-of-use assets, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Upon adoption of the standard, we recorded a right-of-use asset and lease liability of approximately $12.0 million in our Condensed Consolidated Balance Sheets. We have elected the standard’s package of practical expedients on adoption requiring no reassessment of whether any expired or existing agreements contain a lease, the classification of any expired or existing lease agreements, or initial direct costs for any existing leases. The majority of our leases are facility and equipment leases and are classified as operating leases under current lease guidance. Any difficulties in implementing this standard, or in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of product revenue, our operating results could be significantly affected.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On April 1, 2016, we filed a registration statement covering the sale of up to 26,179,806 shares of our common stock, which includes 493,145 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of March 31, 2019, and which represent approximately 18 percent of our outstanding shares. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

31.2

Certification of Elena Ridloff, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen R. Davis, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Elena Ridloff, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 1, 2019, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: May 1, 2019	By:	/s/ Elena Ridloff
Elena Ridloff
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)