Form 10-Q
period 2019-06-30
ACADIA PHARMACEUTICALS INC
filed 2019-08-01
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 24, 2019:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	144,487,428

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$74,432	$134,758
Investment securities, available-for-sale	307,455	338,762
Accounts receivable, net	31,781	26,090
Interest and other receivables	941	1,699
Inventory	3,824	4,070
Prepaid expenses	18,507	20,727
Total current assets	436,940	526,106
Property and equipment, net	3,427	3,309
Operating lease right-of-use assets	10,818	—
Intangible assets, net	3,323	4,062
Restricted cash	4,787	4,826
Other assets	1,588	1,899
Total assets	$460,883	$540,202
Liabilities and stockholders’ equity
Accounts payable	$4,650	$3,167
Accrued liabilities	59,164	56,398
Total current liabilities	63,814	59,565
Operating lease liabilities	6,742	—
Other long-term liabilities	1,413	1,558
Total liabilities	71,969	61,123
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at June 30, 2019 and December 31, 2018; 144,454,130 shares and 143,853,597 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	1,997,454	1,948,300
Accumulated deficit	(1,609,108)	(1,468,863)
Accumulated other comprehensive gain (loss)	554	(372)
Total stockholders’ equity	388,914	479,079
Total liabilities and stockholders’ equity	$460,883	$540,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Product sales, net	$83,205	$57,063	$146,164	$105,931
Total revenues	83,205	57,063	146,164	105,931
Operating expenses
Cost of product sales	2,958	3,562	5,908	5,715
License fees and royalties	2,037	1,516	3,667	2,848
Research and development	67,320	46,592	120,243	85,868
Selling, general and administrative	67,981	69,472	161,071	130,398
Total operating expenses	140,296	121,142	290,889	224,829
Loss from operations	(57,091)	(64,079)	(144,725)	(118,898)
Interest income, net	2,527	1,279	5,461	2,449
Other expense	(12)	(247)	(241)	(247)
Loss before income taxes	(54,576)	(63,047)	(139,505)	(116,696)
Income tax expense	365	219	740	866
Net loss	$(54,941)	$(63,266)	$(140,245)	$(117,562)
Net loss per common share, basic and diluted	$(0.38)	$(0.51)	$(0.97)	$(0.94)
Weighted average common shares outstanding, basic and diluted	144,314	124,910	144,148	124,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(54,941)	$(63,266)	$(140,245)	$(117,562)
Other comprehensive loss:
Unrealized gain (loss) on investment securities	348	195	925	(103)
Foreign currency translation adjustments	(1)	4	1	2
Comprehensive loss	$(54,594)	$(63,067)	$(139,319)	$(117,663)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(140,245)	$(117,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	40,305	40,994
Amortization of premiums and accretion of discounts on investment securities	(1,995)	(241)
Amortization of intangible assets	739	738
Loss on strategic investment	241	247
Depreciation	741	734
Loss on disposal of assets	—	32
Changes in operating assets and liabilities:
Accounts receivable, net	(5,691)	(8,353)
Interest and other receivables	758	101
Inventory	273	782
Prepaid expenses	2,220	(4,365)
Operating lease right-of-use assets	1,133	—
Other assets	70	64
Accounts payable	1,483	(5,523)
Accrued liabilities	(1,576)	5,406
Operating lease liabilities	(1,077)	—
Long-term liabilities	49	835
Net cash used in operating activities	(102,572)	(86,111)
Cash flows from investing activities
Purchases of investment securities	(176,677)	(85,762)
Maturities of investment securities	210,904	175,151
Purchases of strategic investments	—	(3,150)
Purchases of property and equipment	(842)	(563)
Net cash provided by investing activities	33,385	85,676
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	8,822	5,833
Net cash provided by financing activities	8,822	5,833
Effect of exchange rate changes on cash	—	2
Net (decrease) increase in cash, cash equivalents and restricted cash	(60,365)	5,400
Cash, cash equivalents and restricted cash
Beginning of period	139,584	71,893
End of period	$79,219	$77,293
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$17	$301

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total stockholders’ equity, beginning balances	$418,356	$304,169	$479,079	$335,285

Common stock:
Beginning balance	14	12	14	12
Ending balance	14	12	14	12

Additional paid-in capital:
Beginning balance	1,972,302	1,582,823	1,948,300	1,559,343
Issuance of common stock from exercise of stock options	2,447	588	6,623	3,468
Issuance of common stock pursuant to employee stock purchase plan	2,199	2,365	2,199	2,365
Stock-based compensation	20,506	20,665	40,332	41,265
Ending balance	1,997,454	1,606,441	1,997,454	1,606,441

Accumulated deficit:
Beginning balance	(1,554,167)	(1,277,967)	(1,468,863)	(1,223,671)
Net loss	(54,941)	(63,266)	(140,245)	(117,562)
Ending balance	(1,609,108)	(1,341,233)	(1,609,108)	(1,341,233)

Other comprehensive income (loss):
Beginning balance	207	(699)	(372)	(399)
Other comprehensive income (loss)	347	199	926	(101)
Ending balance	554	(500)	554	(500)

Total stockholders’ equity, ending balances	$388,914	$264,720	$388,914	$264,720

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$134,758	$74,432	$69,418	$74,182
Restricted cash	4,826	4,787	2,475	3,111
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$139,584	$79,219	$71,893	$77,293

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At June 30, 2019, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million and $0.7 million for each of the three and six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, estimated future amortization expense related to the Company’s intangible asset was $0.8 million for the remainder of 2019, $1.5 million for 2020, and $1.0 million for 2021.

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

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at June 30, 2019 and 2018, stock options, employee stock purchase plan rights, and warrants totaling approximately 23,389,000 shares and 19,834,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of product sales	$803	$1,137	$1,798	$2,187
Research and development	7,901	7,894	15,781	15,551
Selling, general and administrative	11,718	11,521	22,726	23,256
	$20,422	$20,552	$40,305	$40,994

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw material	$2,108	$2,477
Work in process	524	483
Finished goods	1,192	1,110
	$3,824	$4,070

Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation and benefits	$15,321	17,028
Accrued research and development services	13,285	10,367
Accrued sales allowances	12,485	5,849
Accrued consulting and professional fees	10,324	19,325
Current portion of lease liabilities	4,412	—
Accrued royalties	1,677	1,200
Other	1,660	2,629
	$59,164	$56,398

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$130,372	$329	$(22)	$130,679
Commercial paper	176,541	235	—	176,776
	$306,913	$564	$(22)	$307,455

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$187,371	$39	$(344)	$187,066
Commercial paper	151,774	—	(78)	151,696
	$339,145	$39	$(422)	$338,762

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2019 and December 31, 2018, the Company held $35.9 million and $31.8 million, respectively, of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company has classified all equity securities as other assets on its Consolidated Balance Sheets.

At June 30, 2019 and December 31, 2018, the Company had 9 and 57 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2019:
Corporate debt securities	$4,000	$(8)	$26,079	$(14)	$30,079	$(22)
Total	$4,000	$(8)	$26,079	$(14)	$30,079	$(22)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2018:
Corporate debt securities	$91,265	$(130)	$44,637	$(214)	$135,902	$(344)
Commercial paper	151,696	(78)	—	—	151,696	(78)
Total	$242,961	$(208)	$44,637	$(214)	$287,598	$(422)

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at June 30, 2019 and December 31, 2018.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2019 and December 31, 2018.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities and equity securities at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$19,727	$19,727	$—	$—
Equity securities	1,068	1,068	—	—
Corporate debt securities	130,679	—	130,679	—
Commercial paper	217,725	—	217,725	—
	$369,199	$20,795	$348,404	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$34,018	$34,018	$—	$—
Equity securities	1,309	1,309	—	—
Corporate debt securities	224,474	—	224,474	—
Commercial paper	191,564	—	191,564	—
	$451,365	$35,327	$416,038	$—

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

In January 2016, the Company raised net proceeds of approximately $281.6 million from the sale of 10,344,827 shares of its common stock in a follow-on public offering. In connection with the January 2016 offering, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (the “Baker Entities”), all of which are existing stockholders of the Company and are affiliated with two of its directors, Julian C. Baker and Dr. Stephen R. Biggar. Under the Registration Rights Agreement, the Company agreed that, if the Baker Entities demand that the Company register their shares of its common stock for resale under the Securities Act of 1933, as amended (the “Securities Act”), the Company would be obligated to effect such registration. The Company’s registration obligations under the Registration Rights Agreement cover all shares of its common stock now held or later acquired by the Baker Entities (including approximately $75.0 million, $43.0 million, and $200.0 million of shares that the Baker Entities purchased at the public offering price in the January 2016,  August 2016, and November 2018 offerings, respectively), will continue in effect for up to 10 years, and include the Company’s obligation to facilitate certain underwritten public offerings of its common stock by the Baker Entities in the future. The Company has agreed to bear all expenses incurred by it in effecting any registration pursuant to the Registration Rights Agreement as well as the legal expenses of the Baker Entities of up to $50,000 per underwritten public offering effected pursuant to the Registration Rights Agreement. On May 3, 2019, pursuant to the Registration Rights Agreement, the Company filed a registration statement covering all shares owned by the Baker Entities as of April 29, 2019.

Private Equity Financings

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and the sale of warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant share in a private equity financing. The warrants have an exercise price of $0.01 per share and will expire on December 17, 2019. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.1 percent, volatility of 105.8 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the warrants to purchase 500,000 shares of common stock, of which 493,145 remained outstanding at June 30, 2019, may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise.

9. Commitments and Contingencies

Royalty Payments

Pursuant to the terms of its 2006 license agreement with the Ipsen Group, the Company is required to make royalty payments of two percent of net sales of NUPLAZID.

License Agreements

In May 2018, the Company signed an Exclusivity Deed (the “Deed”) with Neuren Pharmaceuticals Limited (“Neuren”) that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company paid $3.1 million to purchase 1,330,000 shares of Neuren and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the second quarter of 2018. At June 30, 2019, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through other expense on the statements of operations. Net loss on strategic investments recognized in other expense in the Condensed Consolidated Statements of Operations was $12,000 and $0.2 million for the three and six months ended June 30, 2019, respectively, and $0.2 million for each of the three and six months ended June 30, 2018. The aggregate carrying amount of the Company’s strategic equity investment was $1.1 million and $1.3 million included in other assets on its Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, respectively.

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

Legal Proceedings

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported Company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the court consolidated the cases under the caption In re ACADIA Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019 and the lead plaintiff filed an opposition on July 23, 2019. Defendants’ reply is due August 22, 2019. A hearing on the motion to dismiss is scheduled for September 5, 2019. The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which, among other things, provides entities with practical expedients and policy elections related to the presentation and disclosure of accrued interest and the related allowance for credit losses and clarifies how to disclose line-of-credit arrangements that are converted to term loans in the vintage table disclosure. ASU 2019-04 has the same effective date as the new credit impairment standard for entities that have not yet adopted the standard. For entities that early adopted the new credit impairment standard, ASU 2019-04 is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Entities that early adopted the new credit impairment standard may early adopt ASU 2019-04. The Company is currently evaluating the timing and impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

11. Leases

As described above in Note 10, Recent Accounting Pronouncements, the Company adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840. Therefore, there were no lease liabilities or right-of-use assets in 2018.

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.8 year to 6.6 years, one of which includes an option to extend the lease for one five-year term. This optional period was not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such option.

The operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease cost	$1,271	$1,170	$2,546	$2,168

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,228	$2,357
Right-of-use assets obtained in exchange for operating lease obligations:	200	11,951

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

June 30, 2019
Operating lease liabilities
Current portion included in accrued liabilities	$4,412
Operating lease liabilities	6,742
Total operating lease liabilities	$11,154

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2019	$2,461
Years ending December 31,
2020	3,404
2021	2,501
2022	1,909
2023	995
Thereafter	1,932
Total lease payments	13,202
Less:
Imputed interest	(2,048)
Total operating lease liabilities	$11,154

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2019, the weighted average remaining lease term is 4.7 years and the weighted average discount rate used to determine the operating lease liability was 8.0%.

In the fourth quarter of 2018, the Company entered into an agreement to lease approximately 67,020 square feet of corporate office space in San Diego, California with total minimum lease payments of $53.7 million over an initial term of 10 years and 9 months. As of June 30, 2019, the lease had not yet commenced. This operating lease is expected to commence around the first half of fiscal year 2020, but may commence earlier if the lessor makes the space available for use earlier than anticipated. In connection with this lease agreement, the Company established a letter of credit for $2.2 million, which has automatic annual extensions and is fully secured by restricted cash.

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

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID® (pimavanserin) and other drug candidates, the potential market opportunities for pimavanserin and other drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than in Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID and other drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

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

We also believe schizophrenia represents a disease with unmet or ill-served needs and we are currently exploring the utility of pimavanserin in this area. In the fourth quarter of 2016, we initiated two studies evaluating the adjunctive use of pimavanserin in patients with schizophrenia. In July 2019, we announced top-line results from ENHANCE, a Phase 3 study evaluating pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to their current antipsychotic therapy. In the study, adding pimavanserin to existing antipsychotic treatment showed a consistent trend in improvement of psychotic symptoms, however, the results did not achieve statistical significance on the primary endpoint (p=0.0940) or the key secondary endpoint (p=0.0543). Positive improvements were observed on two pre-specified measure of negative symptoms: the secondary endpoint PANSS negative symptoms scale sub-score (unadjusted p=0.0474) and the exploratory endpoint PANSS Marder negative factor score (unadjusted p=0.0362). ADVANCE is a Phase 2 study evaluating pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia. Enrollment in this study has been completed and we expect to report top-line results for the ADVANCE study around year-end 2019.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of June 30, 2019, we had an accumulated deficit of $1.6 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin and trofinetide. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Costs of external service providers:
NUPLAZID (pimavanserin)	$34,368	$25,857	$63,722	$46,196
Trofinetide	11,356	—	14,165	—
Other programs	1,484	1,811	2,008	2,445
Subtotal	47,208	27,668	79,895	48,641
Internal costs	12,211	11,030	24,567	21,676
Stock-based compensation	7,901	7,894	15,781	15,551
Total research and development	$67,320	$46,592	$120,243	$85,868

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within DRP, schizophrenia and depression, and the development of trofinetide. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PD Psychosis, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PD Psychosis, including our studies within DRP, schizophrenia and depression indications and the development of trofinetide in Rett Syndrome. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Comparison of the Three Months Ended June 30, 2019 and 2018

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $83.2 million and $57.1 million for the three months ended June 30, 2019 and 2018, respectively. The increase in net product sales of $26.1 million was primarily due to growth in NUPLAZID unit sales of approximately 34% in the three months ended June 30, 2019 as compared to the same period in 2018. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2019 compared to 2018.

Cost of Product Sales

Cost of product sales was $3.0 million and $3.6 million for the three months ended June 30, 2019 and 2018, respectively, or approximately 4% and 6% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the three months ended June 30, 2019 as compared to the same period in 2018 due primarily to charges of $1.9 million in the three months ended June 30, 2018 to reduce certain finished goods inventory to its net realizable value in connection with the launch of the 34 mg capsule in the third quarter of 2018.

License Fees and Royalties

License fees and royalties were $2.0 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and include royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the three months ended June 30, 2019 as compared to the same period in 2018 is due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $67.3 million for the three months ended June 30, 2019, including $7.9 million in stock-based compensation expense, from $46.6 million for the three months ended June 30, 2018, including $7.9 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $19.5 million in external service costs and an increase of $1.2 million in personnel and related costs. The increase in external service costs was primarily due to development costs associated with trofinetide that were not incurred in the comparable period of 2018, as well as increased clinical costs associated with the development of pimavanserin in indications other than PD Psychosis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $68.0 million for the three months ended June 30, 2019, including $11.7 million in stock-based compensation expense, from $69.5 million for the three months ended June 30, 2018, including $11.5 million in stock-based compensation expense. The decrease in selling, general and administrative expenses was primarily due to a decrease of $7.1 million in external service costs, partially offset by an increase of $5.6 million in personnel and related costs including an increase of $0.2 million in stock-based compensation expense. The decrease in external service costs was primarily due to lower direct-to-consumer advertising expense during the three months ended June 30, 2019. The increase in personnel and related costs includes the insourcing of a commercial support function that had previously been outsourced.

Comparison of the Six Months Ended June 30, 2019 and 2018

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $146.2 million and $105.9 million for the six months ended June 30, 2019 and 2018, respectively. The increase in net product sales of $40.3 million was primarily due to growth in NUPLAZID unit sales of approximately 27% in the six months ended June 30, 2019 as compared to the same period in 2018. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2019 compared to 2018.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2019 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2018	$1,840	$30	$5,849	$7,719
Provision related to current period sales	14,336	860	17,785	32,981
Credits/payments for current period sales	(12,517)	(950)	(10,008)	(23,475)
Credits/payments for prior period sales	(1,840)	(30)	(1,141)	(3,011)
Balance as of June 30, 2019	$1,819	$(90)	$12,485	$14,214

Cost of Product Sales

Cost of product sales was $5.9 million and $5.7 million for the six months ended June 30, 2019 and 2018, respectively, or approximately 4% and 5% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the six months ended June 30, 2019 as compared to the same period in 2018 due primarily to a higher average selling price for NUPLAZID in the current period and charges taken in 2018 to reduce certain finished goods inventory to its net realizable value in connection with the launch of the 34 mg capsule in the third quarter of 2018.

License Fees and Royalties

License fees and royalties were $3.7 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $120.2 million for the six months ended June 30, 2019, including $15.8 million in stock-based compensation expense, from $85.9 million for the six months ended June 30, 2018, including $15.6 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $31.3 million in external service costs and an increase of $3.1 million in personnel and related costs, including an increase of $0.2 million in stock-based compensation expense. The increase in external service costs was primarily due to development costs associated with trofinetide that were not incurred in the comparable period of 2018 and increased clinical study costs associated with the development of pimavanserin in indications other than PD Psychosis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $161.1 million for the six months ended June 30, 2019, including $22.7 million in stock-based compensation expense, from $130.4 million for the six months ended June 30, 2018, including $23.3 million in stock-based compensation expense. The increase in selling, general and administrative expenses was due to an increase of $22.1 million in external service costs and an increase of $8.6 million in personnel and related costs, including a decrease of $0.5 million in stock-based compensation expense. The increase in external service costs was primarily due to an increase in marketing expense related to our direct-to-consumer advertising campaign as well as increased charitable contributions. The increase in personnel and related costs includes the insourcing of a commercial support function that had previously been outsourced.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income and, since 2016, with revenues from sales of NUPLAZID. In November 2018, we raised net proceeds of approximately $298.5 million in a follow-on public offering of our common stock. In January and August 2016, we raised total net proceeds of approximately $497.5 million in follow-on public offerings of our common stock, and in 2014 we raised net proceeds of $196.8 million in a public offering of our common stock. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned commercial activities for NUPLAZID, our ongoing and planned development activities for pimavanserin in additional indications other than PD Psychosis, studies to be conducted pursuant to our post-marketing commitments and our ongoing and planned development activities for trofinetide for the treatment of Rett syndrome. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next twelve months.

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

At June 30, 2019, we had $381.9 million in cash, cash equivalents, and investment securities, compared to $473.5 million at December 31, 2018. This $91.6 million decrease was primarily due to cash used in operations. Net cash used in operating activities increased to $102.6 million for the six months ended June 30, 2019 compared to $86.1 million for the six months ended June 30, 2018. This increase in cash used in operations was primarily due to additional marketing costs related to our direct-to-consumer advertising campaign, additional clinical study activities, and increased charitable contributions, partially offset by an increase in our net revenues.

Net cash provided by investing activities totaled $33.4 million for the six months ended June 30, 2019 compared to net cash provided by investing activities of $85.7 million for the six months ended June 30, 2018. The decrease in net cash provided by investing activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to increased purchases of investment securities attributable to the November 2018 follow-on public offering that contributed approximately $298.5 million in net proceeds available for investment.

Net cash provided by financing activities increased to $8.8 million for the six months ended June 30, 2019 compared to $5.8 million for the six months ended June 30, 2018. This increase in net cash provided by financing activities for the six months ended June 30, 2019 was attributable to an increase in proceeds resulting from the exercise of employee stock options.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported Company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against us and certain of our current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the court consolidated the cases under the caption In re ACADIA Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019 and the lead plaintiff filed an opposition on July 23, 2019. Defendants’ reply is due August 22, 2019. A hearing on the motion to dismiss is scheduled for September 5, 2019. Given the unpredictability inherent in litigation, we cannot predict the outcome of this matter. We are unable to estimate possible losses or ranges of losses that may result from this matter, and therefore we have not accrued any amounts in connection with this matter other than ongoing attorneys’ fees.

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

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has begun soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Although a number of such measures will require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval.

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

•

the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalties laws, which impose criminal and civil penalties on individuals or entities for, among other things, knowingly presenting, or causing to be presented to the U.S. federal government, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2019, we had an accumulated deficit of approximately $1.6 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $381.9 million at June 30, 2019. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from the -020 Study. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with AD Psychosis. Even though we successfully completed this Phase 2 exploratory study, or the -019 Study, and the -020 Study, those results may not be predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PD Psychosis, such as in dementia-related psychosis, schizophrenia, and depression. However, prior to the efficacy study that we initiated in the fourth quarter of 2017, we had never tested pimavanserin in clinical studies where the primary outcome was for the broad indication of dementia-related psychosis, and prior to the study in major depressive disorder, or CLARITY, for which we announced positive top-line results in October 2018, we had never tested pimavanserin in clinical studies in depression. Additionally, prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other indications that we had with the -020 Study, or that we will have the same level of success with pimavanserin in dementia-related psychosis or in other indications that we had with the -019 Study and CLARITY. For example, in July 2019 we announced top-line results from the Phase 3 ENHANCE study evaluating pimavanserin as an adjunctive treatment in inadequate response schizophrenia. In this study pimavanserin did not achieve statistical significance on either the primary endpoint or the key secondary endpoint. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PD Psychosis or for other indications, including dementia-related psychosis, will be consistent with those from the -019 Study or -020 Study.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase 3 trial with NUPLAZID in 2009. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID could be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In the fourth quarter of 2017, we initiated a Phase 3 study of pimavanserin in patients with dementia-related psychosis, and in the fourth quarter of 2016 we initiated both a Phase 2 and a Phase 3 study of pimavanserin as an adjunctive treatment in patients with schizophrenia. In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin as an adjunctive treatment for major depressive disorder and in April 2019, we initiated our Phase 3 CLARITY program evaluating pimavanserin as an adjunctive treatment for major depressive disorder. In July 2019, we announced top-line results from the Phase 3 ENHANCE study evaluating pimavanserin as an adjunctive treatment in inadequate response schizophrenia. In this study pimavanserin did not achieve statistical significance on either the primary endpoint or the key secondary endpoint. We may plan and conduct additional studies in other indications in the future, and plan to initiate a Phase 3 study of trofinetide in Rett syndrome in the fourth quarter of 2019.

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

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of June 30, 2019, we employed approximately 477 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

While there are no approved medications for the treatment of Rett syndrome, trofinetide, if approved for Rett syndrome would compete with off label usage of generic prescription medications targeted at individual symptoms of Rett syndrome. These include antipsychotics including risperidone and aripiprazole; antidepressants sertraline and citalopram; and benzodiazepines clonazepam and diazepam. There are multiple academic institutions and six other pharmaceutical companies conducting clinical research in Rett syndrome. While other pharmaceutical companies are studying compounds for the associated symptoms of Rett syndrome (seizures – Ultragenyx, Anavex; respiratory issues – Newron, Neurolixis), these clinical trials have identified secondary outcomes assessing impact on overall disorder and some may launch in advance of trofinetide. Rett specific scales are being used in these trials including the RSBQ (Rett syndrome Behavioral Questionaire) which is being used in the trofinetide Phase 3 trial. Furthermore, GW Pharmaceuticals initiated a Phase 3 study of Epidiolex in Rett Syndrome using the RSBQ scale. Additionally AveXis/Novartis has a gene therapy program in Rett syndrome with a current projected FDA filing date of 2022.

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

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On May 3, 2019, we filed a registration statement covering the sale of up to 40,203,111 shares of our common stock, which includes 489,269 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of April 29, 2019, and which represent approximately 28 percent of our outstanding shares. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

4.2

Form of Amended and Restated Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed on February 27, 2019).

10.1*	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed June 28, 2019)

10.2*	2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 28, 2019)

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on July 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: July 31, 2019	By:	/s/ Elena Ridloff
Elena Ridloff
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)