Form 10-Q
period 2019-09-30
ACADIA PHARMACEUTICALS INC
filed 2019-10-31
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 23, 2019:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	154,025,462

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$385,474	$134,758
Investment securities, available-for-sale	298,373	338,762
Accounts receivable, net	30,804	26,090
Interest and other receivables	1,465	1,699
Inventory	4,846	4,070
Prepaid expenses	21,368	20,727
Total current assets	742,330	526,106
Property and equipment, net	3,249	3,309
Operating lease right-of-use assets	9,959	—
Intangible assets, net	2,954	4,062
Restricted cash	4,787	4,826
Other assets	2,307	1,899
Total assets	$765,586	$540,202
Liabilities and stockholders’ equity
Accounts payable	$3,444	$3,167
Accrued liabilities	64,300	56,398
Total current liabilities	67,744	59,565
Operating lease liabilities	6,379	—
Other long-term liabilities	2,174	1,558
Total liabilities	76,297	61,123
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at September 30, 2019 and December 31, 2018; 153,539,153 shares and 143,853,597 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	15	14
Additional paid-in capital	2,339,940	1,948,300
Accumulated deficit	(1,651,086)	(1,468,863)
Accumulated other comprehensive gain (loss)	420	(372)
Total stockholders’ equity	689,289	479,079
Total liabilities and stockholders’ equity	$765,586	$540,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Product sales, net	$94,586	$58,305	$240,750	$164,236
Total revenues	94,586	58,305	240,750	164,236
Operating expenses
Cost of product sales	2,416	3,839	8,324	9,554
License fees and royalties	2,273	1,536	5,940	4,384
Research and development	62,622	53,112	182,865	138,980
Selling, general and administrative	72,696	61,089	233,767	191,487
Total operating expenses	140,007	119,576	430,896	344,405
Loss from operations	(45,421)	(61,271)	(190,146)	(180,169)
Interest income, net	2,432	1,229	7,893	3,678
Other income (expense)	747	(1,720)	506	(1,967)
Loss before income taxes	(42,242)	(61,762)	(181,747)	(178,458)
Income tax (benefit) expense	(264)	376	476	1,242
Net loss	$(41,978)	$(62,138)	$(182,223)	$(179,700)
Net loss per common share, basic and diluted	$(0.29)	$(0.50)	$(1.26)	$(1.44)
Weighted average common shares outstanding, basic and diluted	145,906	125,009	144,741	124,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(41,978)	$(62,138)	$(182,223)	$(179,700)
Other comprehensive loss:
Unrealized (loss) gain on investment securities	(136)	186	789	83
Foreign currency translation adjustments	2	—	3	2
Comprehensive loss	$(42,112)	$(61,952)	$(181,431)	$(179,615)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(182,223)	$(179,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	62,502	61,163
Amortization of premiums and accretion of discounts on investment securities	(3,052)	(415)
Amortization of intangible assets	1,108	1,107
(Gain) loss on strategic investment	(506)	1,967
Depreciation	1,023	1,116
Loss on disposal of assets	—	27
Changes in operating assets and liabilities:
Accounts receivable, net	(4,714)	(2,615)
Interest and other receivables	234	363
Inventory	(426)	1,464
Prepaid expenses	(641)	(6,494)
Operating lease right-of-use assets	2,856	—
Other assets	98	111
Accounts payable	277	(5,856)
Accrued liabilities	3,301	(1,647)
Operating lease liabilities	(2,070)	—
Long-term liabilities	810	1,018
Net cash used in operating activities	(121,423)	(128,391)
Cash flows from investing activities
Purchases of investment securities	(260,859)	(95,379)
Maturities of investment securities	305,089	217,562
Purchases of strategic investments	—	(3,150)
Proceeds from sale of property and equipment	—	5
Purchases of property and equipment	(922)	(1,578)
Net cash provided by investing activities	43,308	117,460
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	328,789	6,044
Net cash provided by financing activities	328,789	6,044
Effect of exchange rate changes on cash	3	2
Net increase (decrease) in cash, cash equivalents and restricted cash	250,677	(4,885)
Cash, cash equivalents and restricted cash
Beginning of period	139,584	71,893
End of period	$390,261	$67,008
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$41	$280

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total stockholders’ equity, beginning balances	$388,914	$264,720	$479,079	$335,285

Common stock:
Beginning balance	14	12	14	12
Issuance of common stock in public offering, net of issuance costs	1	—	1	—
Ending balance	15	12	15	12

Additional paid-in capital:
Beginning balance	1,997,454	1,606,441	1,948,300	1,559,343
Issuance of common stock in public offering, net of issuance costs	271,462	—	271,462	—
Issuance of common stock from exercise of stock options	48,504	211	55,127	3,679
Issuance of common stock pursuant to employee stock purchase plan	—	—	2,199	2,365
Stock-based compensation	22,520	20,461	62,852	61,726
Ending balance	2,339,940	1,627,113	2,339,940	1,627,113

Accumulated deficit:
Beginning balance	(1,609,108)	(1,341,233)	(1,468,863)	(1,223,671)
Net loss	(41,978)	(62,138)	(182,223)	(179,700)
Ending balance	(1,651,086)	(1,403,371)	(1,651,086)	(1,403,371)

Other comprehensive income (loss):
Beginning balance	554	(500)	(372)	(399)
Other comprehensive (loss) income	(134)	186	792	85
Ending balance	420	(314)	420	(314)

Total stockholders’ equity, ending balances	$689,289	$223,440	$689,289	$223,440

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$134,758	$385,474	$69,418	$63,897
Restricted cash	4,826	4,787	2,475	3,111
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$139,584	$390,261	$71,893	$67,008

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At September 30, 2019, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million and $1.1 million for each of the three and nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, estimated future amortization expense related to the Company’s intangible asset was $0.4 million for the remainder of 2019, $1.5 million for 2020, and $1.0 million for 2021.

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

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at September 30, 2019 and 2018, stock options, employee stock purchase plan rights, restricted stock units, and warrants totaling approximately 20,912,000 shares and 19,775,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of product sales	$372	$838	$2,344	$3,025
Research and development	8,680	8,066	24,461	23,617
Selling, general and administrative	12,971	11,265	35,697	34,521
	$22,023	$20,169	$62,502	$61,163

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw material	$1,695	$2,477
Work in process	1,953	483
Finished goods	1,198	1,110
	$4,846	$4,070

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation and benefits	$18,540	17,028
Accrued research and development services	14,964	10,367
Accrued consulting and professional fees	14,831	19,325
Accrued sales allowances	8,182	5,849
Current portion of lease liabilities	3,889	—
Accrued royalties	1,917	1,200
Other	1,977	2,629
	$64,300	$56,398

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$108,951	$306	$(23)	$109,234
Commercial paper	189,018	138	(17)	189,139
	$297,969	$444	$(40)	$298,373

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$187,371	$39	$(344)	$187,066
Commercial paper	151,774	—	(78)	151,696
	$339,145	$39	$(422)	$338,762

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2019 and December 31, 2018, the Company held $38.3 million and $31.8 million, respectively, of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company has classified all equity securities as other assets on its Consolidated Balance Sheets.

At September 30, 2019 and December 31, 2018, the Company had 13 and 57 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2019:
Corporate debt securities	$17,024	$(21)	$9,830	$(2)	$26,854	$(23)
Commercial paper	50,011	(17)	—	—	50,011	(17)
Total	$67,035	$(38)	$9,830	$(2)	$76,865	$(40)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2018:
Corporate debt securities	$91,265	$(130)	$44,637	$(214)	$135,902	$(344)
Commercial paper	151,696	(78)	—	—	151,696	(78)
Total	$242,961	$(208)	$44,637	$(214)	$287,598	$(422)

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at September 30, 2019 and December 31, 2018.

7. Fair Value Measurements

The Company’s investments include cash equivalents, available-for-sale investment securities consisting of money market funds, high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy, and equity securities. The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2019 and December 31, 2018.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities and equity securities at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$303,314	$303,314	$—	$—
Equity securities	1,816	1,816	—	—
Corporate debt securities	109,234	—	109,234	—
Commercial paper	214,091	—	214,091	—
	$628,455	$305,130	$323,325	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$34,018	$34,018	$—	$—
Equity securities	1,309	1,309	—	—
Corporate debt securities	224,474	—	224,474	—
Commercial paper	191,564	—	191,564	—
	$451,365	$35,327	$416,038	$—

8. Stockholders’ Equity

Public Offerings

In September 2019, the Company raised net proceeds of approximately $271.5 million from the sale of 7,187,500 shares of its common stock in a follow-on public offering, including 937,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

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

In January 2016, the Company raised net proceeds of approximately $281.6 million from the sale of 10,344,827 shares of its common stock in a follow-on public offering. In connection with the January 2016 offering, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with 667, L.P., Baker Brothers Life Sciences, L.P. and 14159, L.P. (the “Baker Entities”), all of which are existing stockholders of the Company and are affiliated with two of its directors, Julian C. Baker and Dr. Stephen R. Biggar. Under the Registration Rights Agreement, the Company agreed that, if the Baker Entities demand that the Company register their shares of its common stock for resale under the Securities Act of 1933, as amended (the “Securities Act”), the Company would be obligated to effect such registration. The Company’s registration obligations under the Registration Rights Agreement cover all shares of its common stock now held or later acquired by the Baker Entities (including approximately $75.0 million, $43.0 million, $200.0 million, and $62.5 million of shares that the Baker Entities purchased at the public offering price in the January 2016,  August 2016, November 2018, and September 2019 offerings, respectively), will continue in effect for up to 10 years, and include the Company’s obligation to facilitate certain underwritten public offerings of its common stock by the Baker Entities in the future. The Company has agreed to bear all expenses incurred by it in effecting any registration pursuant to the Registration Rights Agreement as well as the legal expenses of the Baker Entities of up to $50,000 per underwritten public offering effected pursuant to the Registration Rights Agreement. On May 3, 2019, pursuant to the Registration Rights Agreement, the Company filed a registration statement covering all shares owned by the Baker Entities as of April 29, 2019.

Private Equity Financings

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and the sale of warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant share in a private equity financing. The warrants have an exercise price of $0.01 per share. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.1 percent, volatility of 105.8 percent, a 7.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the warrants to purchase 500,000 shares of common stock, of which 493,145 remained outstanding at September 30, 2019, may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise.

9. Commitments and Contingencies

Royalty Payments

Pursuant to the terms of its 2006 license agreement with the Ipsen Group, the Company is required to make royalty payments of two percent of net sales of NUPLAZID.

License Agreements

In May 2018, the Company signed an Exclusivity Deed (the “Deed”) with Neuren Pharmaceuticals Limited (“Neuren”) that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company paid $3.1 million to purchase 1,330,000 shares of Neuren and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the second quarter of 2018. At September 30, 2019, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through other expense on the statements of operations. Net gain on strategic investments recognized in other expense in the Condensed Consolidated Statements of Operations was $0.7 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. Net loss on strategic investments recognized in other expense in the Condensed Consolidated Statements of Operations was $1.7 million and $2.0 million for the three and nine months ended September 30, 2018, respectively. The aggregate carrying amount of the Company’s strategic equity investment was $1.8 million and $1.3 million included in other assets on its Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, respectively.

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

Legal Proceedings

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported Company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the court consolidated the cases under the caption In re ACADIA Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019 and the lead plaintiff filed an opposition on July 23, 2019. Defendants’ reply was due August 22, 2019. A hearing on the motion to dismiss previously scheduled for September 5, 2019 was rescheduled for November 14, 2019. The Company has assessed such legal proceedings, and given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. At this time, the Company is unable to estimate possible losses or ranges of losses that may result from such legal proceedings, and it has not accrued any amounts in connection with such legal proceedings other than ongoing attorneys’ fees.

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

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.6 year to 6.3 years, one of which includes an option to extend the lease for one five-year term. This optional period was not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such option.

The operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease cost	$1,298	$1,153	$3,844	$3,321

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,240	$3,600
Right-of-use assets obtained in exchange for operating lease obligations:	864	12,815

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

September 30, 2019
Operating lease liabilities
Current portion included in accrued liabilities	$3,889
Operating lease liabilities	6,379
Total operating lease liabilities	$10,268

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2019	$1,239
Years ending December 31,
2020	3,442
2021	2,537
2022	1,947
2023	1,026
Thereafter	1,932
Total lease payments	12,123
Less:
Imputed interest	(1,855)
Total operating lease liabilities	$10,268

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2019, the weighted average remaining lease term is 4.7 years and the weighted average discount rate used to determine the operating lease liability was 8.0%.

In the fourth quarter of 2018, the Company entered into an agreement to lease approximately 67,020 square feet of corporate office space in San Diego, California with total minimum lease payments of $53.7 million over an initial term of 10 years and 9 months. As of September 30, 2019, the lease had not yet commenced. This operating lease is expected to commence around the first half of fiscal year 2020, but may commence earlier if the lessor makes the space available for use  earlier than anticipated. In connection with this lease agreement, the Company established a letter of credit for $2.2 million, which has automatic annual extensions and is fully secured by restricted cash.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis. We hold worldwide commercialization rights to pimavanserin. We launched NUPLAZID in the United States in May 2016 with the recommended dosing of 34 mg once a day taken as two 17 mg tablets. In June 2018, the FDA approved a 34 mg NUPLAZID capsule formulation and a 10 mg NUPLAZID tablet. During the first quarter of 2019, we discontinued commercial sales of the 17 mg tablets.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we plan to continue to study the use of pimavanserin in multiple disease states. For example, we believe dementia-related psychosis, or DRP, represents one of our most important opportunities for further exploration. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of DRP, would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis. Upon the recommendation of the study’s independent data monitoring committee, which met to review the data from the planned interim efficacy analysis, the study was stopped early based on pre-specified stopping criteria requiring a one-sided p-value less than 0.0033 on the study’s primary endpoint. In the first half of 2020 we plan to meet with FDA to discuss a supplemental New Drug Application, or sNDA submission for DRP. An estimated 8 million people in the United States are living with dementia and studies suggest that approximately 30% of dementia patients, or 2.4 million people, have psychosis, commonly consisting of delusions and hallucinations. Approximately 1.2 million patients in the United States are treated for DRP.

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

We also believe schizophrenia represents a disease with unmet or ill-served needs and we are currently exploring the utility of pimavanserin in this area. In the fourth quarter of 2016, we initiated two studies evaluating the adjunctive use of pimavanserin in patients with schizophrenia. In July 2019, we announced top-line results from ENHANCE, a Phase 3 study evaluating pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to their current antipsychotic therapy. In the study, adding pimavanserin to existing antipsychotic treatment showed a consistent trend in improvement of psychotic symptoms, however, the results did not achieve statistical significance on the primary endpoint (p=0.0940) or the key secondary endpoint (p=0.0543). Positive improvements were observed on two pre-specified measure of negative symptoms: the secondary endpoint PANSS negative symptoms scale sub-score (unadjusted p=0.0474) and the exploratory endpoint PANSS Marder negative factor score (unadjusted p=0.0362). ADVANCE is a Phase 2 study evaluating pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia. Enrollment in this study has been completed and we expect to report top-line results for the ADVANCE study in the fourth quarter of 2019.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren Pharmaceuticals. Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Trofinetide is a novel synthetic analog of the amino-terminal tripeptide of insulin-like growth factor, or 1 IGF-1, designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA Fast Track Status and an Orphan Drug Designation in the U.S. and an Orphan Designation in Europe. Currently, there are no approved medicines for the treatment of Rett syndrome. In October 2019, we initiated the Phase 3 LAVENDER randomized, double-blind placebo-controlled study evaluating trofinetide in girls 5-20 years of age with Rett syndrome.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of September 30, 2019, we had an accumulated deficit of $1.7 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PD Psychosis, including schizophrenia and depression, and investments in completing the development activities necessary to support the supplemental NDA submission for DRP. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID and randomized, placebo-controlled eight-week studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies. We expect to incur increased research and development expenses as a result of our development of trofinetide under the exclusive North American license granted to us by Neuren Pharmaceuticals, including the costs of the Phase 3 randomized, double-blind placebo-controlled study evaluating trofinetide in girls with Rett syndrome as well as a long term extension study. We currently are responsible for all costs incurred in the development of trofinetide, as well as milestone payments subject to achievement of development milestones.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin and trofinetide. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Costs of external service providers:
NUPLAZID (pimavanserin)	$29,810	$22,037	$93,532	$68,233
Trofinetide	9,142	10,656	23,307	10,656
Other programs	3,240	1,998	5,248	4,443
Subtotal	42,192	34,691	122,087	83,332
Internal costs	11,750	10,355	36,317	32,031
Stock-based compensation	8,680	8,066	24,461	23,617
Total research and development	$62,622	$53,112	$182,865	$138,980

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

Comparison of the Three Months Ended September 30, 2019 and 2018

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $94.6 million and $58.3 million for the three months ended September 30, 2019 and 2018, respectively. The increase in net product sales of $36.3 million was primarily due to growth in NUPLAZID unit sales of approximately 38% in the three months ended September 30, 2019 as compared to the same period in 2018. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2019 compared to 2018 as well as a $2.2 million benefit resulting from a change in estimate of our Medicare accrual.

Cost of Product Sales

Cost of product sales was $2.4 million and $3.8 million for the three months ended September 30, 2019 and 2018, respectively, or approximately 3% and 7% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the three months ended September 30, 2019 as compared to the same period in 2018 due primarily to higher manufacturing volume, resulting in higher inventory cost absorption, as well as a higher average gross selling price of NUPLAZID.

License Fees and Royalties

License fees and royalties were $2.3 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and include royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the three months ended September 30, 2019 as compared to the same period in 2018 is due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $62.6 million for the three months ended September 30, 2019, including $8.7 million in stock-based compensation expense, from $53.1 million for the three months ended September 30, 2018, including $8.1 million in stock-based compensation expense. The increase in research and development expenses was primarily due to an increase of $7.5 million in external costs and an increase of $2.0 million in personnel and related costs. The increase in external costs was primarily due to development costs associated with trofinetide that were not incurred in the comparable period of 2018, as well as increased clinical costs associated with the development of pimavanserin in indications other than PD Psychosis. These increases were partially offset by the upfront payment of $10.0 million to Neuren Pharmaceuticals during the comparable period of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $72.7 million for the three months ended September 30, 2019, including $13.0 million in stock-based compensation expense, from $61.1 million for the three months ended September 30, 2018, including $11.3 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to an increase of $5.9 million in external costs as well as an increase of $5.7 million in personnel and related costs including an increase of $1.7 million in stock-based compensation expense. The increase in external costs was primarily due to an increase in marketing expense related to our direct-to-consumer advertising campaign as well as increased charitable contributions during the three months ended September 30, 2019 as compared to the same period in 2018. The increase in personnel and related costs includes the insourcing of a commercial support function that had previously been outsourced.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $240.8 million and $164.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net product sales of $76.6 million was primarily due to growth in NUPLAZID unit sales of approximately 31% in the nine months ended September 30, 2019 as compared to the same period in 2018. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2019 compared to 2018.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2019 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2018	$1,840	$30	$5,849	$7,719
Provision related to current period sales	23,670	1,277	22,615	47,562
Credits/payments for current period sales	(21,267)	(1,030)	(15,435)	(37,732)
Credits/payments for prior period sales	(1,840)	(30)	(4,847)	(6,717)
Balance as of September 30, 2019	$2,403	$247	$8,182	$10,832

Cost of Product Sales

Cost of product sales was $8.3 million and $9.6 million for the nine months ended September 30, 2019 and 2018, respectively, or approximately 3% and  6% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the nine months ended September 30, 2019 as compared to the same period in 2018 due primarily to a higher average selling price for NUPLAZID in the current period and charges taken in 2018 to reduce certain finished goods inventory to its net realizable value in connection with the launch of the 34 mg capsule in the third quarter of 2018.

License Fees and Royalties

License fees and royalties were $5.9 million and $4.4 million for the nine months ended September 30, 2019 and 2018, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $182.9 million for the nine months ended September 30, 2019, including $24.5 million in stock-based compensation expense, from $139.0 million for the nine months ended September 30, 2018, including $23.6 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $38.8 million in external costs and an increase of $5.1 million in personnel and related costs, including an increase of $0.8 million in stock-based compensation expense. The increase in external costs was primarily due to development costs associated with trofinetide that were not incurred in the comparable period of 2018 and increased clinical study costs associated with the development of pimavanserin in indications other than PD Psychosis. These increases were partially offset by the upfront payment of $10.0 million to Neuren Pharmaceuticals during the comparable period of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $233.8 million for the nine months ended September 30, 2019, including $35.7 million in stock-based compensation expense, from $191.5 million for the nine months ended September 30, 2018, including $34.5 million in stock-based compensation expense. The increase in selling, general and administrative expenses was due to an increase of $28.1 million in external costs and an increase of $14.2 million in personnel and related costs, including an increase of $1.2 million in stock-based compensation expense. The increase in external costs was primarily due to an increase in marketing expense related to our direct-to-consumer advertising campaign as well as increased charitable contributions. The increase in personnel and related costs includes the insourcing of a commercial support function that had previously been outsourced.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income and, since 2016, with revenues from sales of NUPLAZID. In September 2019, we raised net proceeds of approximately $271.5 million in a follow-on public offering of our common stock. In November 2018, we raised net proceeds of approximately $298.5 million in a follow-on public offering of our common stock. In January and August 2016, we raised total net proceeds of approximately $497.5 million in follow-on public offerings of our common stock, and in 2014 we raised net proceeds of $196.8 million in a public offering of our common stock. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned commercial activities for NUPLAZID, our ongoing and planned development activities for pimavanserin in additional indications other than PD Psychosis, studies to be conducted pursuant to our post-marketing commitments and our ongoing and planned development activities for trofinetide for the treatment of Rett syndrome. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next twelve months.

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
•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the United States, and in additional indications other than PD Psychosis and for other product candidates, as well as the costs required to support review of such applications;

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

At September 30, 2019, we had $683.8 million in cash, cash equivalents, and investment securities, compared to $473.5 million at December 31, 2018. This $210.3 million increase was primarily due to cash provided by financing activities. Net cash used in operating activities decreased to $121.4 million for the nine months ended September 30, 2019 compared to $128.4 million for the nine months ended September 30, 2018. This decrease in cash used in operations was primarily due to an increase in our net revenues, offset by additional marketing costs related to our direct-to-consumer advertising campaign, additional clinical study activities, and increased charitable contributions.

Net cash provided by investing activities totaled $43.3 million for the nine months ended September 30, 2019 compared to net cash provided by investing activities of $117.5 million for the nine months ended September 30, 2018. The decrease in net cash provided by investing activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to increased purchases of investment securities attributable to the November 2018 follow-on public offering that contributed approximately $298.5 million in net proceeds available for investment.

Net cash provided by financing activities increased to $328.8 million for the nine months ended September 30, 2019 compared to $6.0 million for the nine months ended September 30, 2018. This increase in net cash provided by financing activities for the nine months ended September 30, 2019 was attributable primarily to proceeds received from the September 2019 follow-on public offering of approximately $271.5 million as well as an increase of $51.4 million in proceeds resulting from the exercise of employee stock options.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported Company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against us and certain of our current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the court consolidated the cases under the caption In re ACADIA Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019 and the lead plaintiff filed an opposition on July 23, 2019. Defendants’ reply was due August 22, 2019. A hearing on the motion to dismiss previously scheduled for September 5, 2019 was rescheduled for November 14, 2019. Given the unpredictability inherent in litigation, we cannot predict the outcome of this matter. We are unable to estimate possible losses or ranges of losses that may result from this matter, and therefore we have not accrued any amounts in connection with this matter other than ongoing attorneys’ fees.

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

Risks Related to Our Business

Our prospects are highly dependent on the successful commercialization of NUPLAZID. To the extent NUPLAZID is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline*.

NUPLAZID is our only drug that has been approved for sale and it has only been approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis, in the United States since April 2016. We are currently focusing most of our activities and resources on NUPLAZID, because we believe that our prospects are highly dependent on, and the vast majority of the value of our company relates to, our ability to successfully commercialize NUPLAZID in the United States.

Successful commercialization of NUPLAZID is subject to many risks. Prior to NUPLAZID, we had never, as an organization, launched or commercialized any product, and there is no guarantee that we will be able to successfully commercialize NUPLAZID for its approved indication or any additional approved indications. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to further expand and develop the team in order to successfully commercialize NUPLAZID. Even if we are successful in developing our commercial team, there are many factors that could cause the commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it is especially difficult to estimate NUPLAZID’s market potential for its approved indication and potential additional indications. The commercial success of NUPLAZID currently depends on the extent to which patients and physicians recognize and diagnose PD Psychosis and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PD Psychosis, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PD Psychosis is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID, perceived safety issues, or for other reasons, the commercial potential of NUPLAZID will be limited. We have limited information about how physicians, patients and payors have responded and will respond to the pricing of NUPLAZID. We have changed, and may continue to change, the price of NUPLAZID from time to time. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative publicity related to NUPLAZID, or negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

Although our Phase 3 HARMONY study in dementia-related psychosis was stopped early for efficacy, there can be no assurances that we will ultimately obtain approval of pimavanserin for that indication, or that our commercialization efforts in that indication will be successful, even if we obtain such approval.

In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention study of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis, met its primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis. Upon the recommendation of the study’s independent data monitoring committee, which met to review the data from the planned interim efficacy analysis, the study was stopped early based on pre-specified stopping criteria requiring a one-sided p-value less than 0.0033 on the study’s primary endpoint. While the pre-specified stopping criteria for statistical significance on the primary endpoint of the HARMONY study were met based on the interim analysis, detailed results of the study (including secondary and exploratory endpoints as well as overall safety and tolerability data) are not yet available. Fulll results will become available following study close out and unblinding of study data. We cannot guarantee that the full results of the HARMONY study, once known, and other existing clinical data will be sufficient to support the approval of a supplemental NDA, or sNDA, in the U.S. or marketing applications in additional geographies, or whether regulatory agencies will require additional clinical trials or information, which could impact the approvability, timing of commercialization, and prospects of pimavanserin in the dementia-related psychosis indication. In preparation for a potential U.S. launch, we will need to increase the U.S. sales force significantly, and expand additional commercial, medical affairs and general and administrative support functions prior to obtaining regulatory approval for pimavanserin in dementia-related psychosis.

If we do not obtain regulatory approval of pimavanserin for other additional indications in the United States, or for any indication in foreign jurisdictions, or regulatory approval of trofinetide for Rett syndrome, we will not be able to market pimavanserin for other indications or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues*.

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In September 2019, our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of dementia-related psychosis, was stopped early for positive efficacy in a planned interim efficacy analysis. In the first half of 2020 we plan to meet with the FDA to discuss a sNDA submission for dementia related psychosis. In the fourth quarter of 2016, we initiated clinical studies of pimavanserin in schizophrenia and we initiated a Phase 3 program for pimavanserin as an adjunctive treatment for major depressive disorder in April 2019 and we initiated the Phase 3 LAVENDER study of trofinetide for Rett syndrome in October 2019. There is no guarantee that any of these ongoing studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve pimavanserin or trofinetide for any of those indications. In particular, even if we submit a sNDA for pimavanserin in dementia-related psychosis, the sNDA will be subject to FDA review to determine whether the sNDA is adequate to support approval of pimavanserin for that indication.  Even if a sNDA submission is accepted for filing by the FDA, the FDA retains complete discretion in deciding whether or not to approve a sNDA and there is no guarantee that pimavanserin will be approved for the treatment of dementia-related psychosis.

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

In connection with the FDA approval, we committed to conduct the following post-marketing studies: (i) a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID, (ii) studies to collect additional data to add to the NUPLAZID safety database from an aggregate of at least 500 predominantly frail and elderly subjects on NUPLAZID in one or more randomized, placebo-controlled studies of eight or more weeks duration, (iii) a drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer, and (iv) re-analysis of tissue samples from certain previously conducted pre-clinical studies. We have completed the re-analysis of tissue samples and we have submitted a sNDA for the completed CYP3A4 study, but the remaining studies are ongoing. If we fail to comply with our remaining post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing or planned clinical studies of NUPLAZID, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

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

NUPLAZID has only been studied in a limited number of patients and in limited populations. As we continue to commercialize NUPLAZID, it is becoming available to a much larger number of patients and in broader populations, and we do not know whether the results of NUPLAZID use in such larger number of patients and broader populations will be consistent with the results from our clinical studies*.

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

We currently market and sell NUPLAZID, our only commercial product, and rely on a limited network of third-party distributors and pharmacies. If we are unable to continue to effectively commercialize NUPLAZID, we may not be able to generate adequate product revenues*.

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

We employ our own internal specialty sales force to commercialize NUPLAZID for the treatment of PD Psychosis as part of our commercialization strategy in the United States. We will need to refine and further develop our sales force as we continue our commercialization efforts, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully refine and further develop our sales force. In preparation for a potential U.S. launch, we will need to increase the U.S. sales force significantly, and expand additional commercial, medical affairs and general and administrative support functions prior to obtaining regulatory approval for pimavanserin in dementia-related psychosis.

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

In the event we are unable to maintain, or expand, if needed, our commercial team, including our U.S. sales force, or maintain and, if needed, expand, our network of specialty distributors and specialty pharmacies, our ability to effectively commercialize NUPLAZID and generate product revenues would be limited.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize NUPLAZID will be harmed*.

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

NUPLAZID may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues*.

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

The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia-related psychosis unrelated to the hallucinations and delusions associated with PD Psychosis. There has also been recent attention to publicly reported deaths of patients that were prescribed NUPLAZID, and the FDA conducted an evaluation of available information about NUPLAZID. On September 20, 2018 the U.S. FDA issued a statement concluding: “The U.S. FDA has completed a review of all post marketing reports of deaths and serious adverse events (SAEs) reported with the use of NUPLAZID. Based on an analysis of all available data, FDA did not identify any new or unexpected safety findings with NUPLAZID, or findings that are inconsistent with the established safety profile currently described in the drug label. After a thorough review, FDA’s conclusion remains unchanged that the drug’s benefits outweigh its risks for patients with hallucinations and delusions of Parkinson’s disease psychosis.” Although the FDA did not identify any new or unexpected safety risks, the FDA indicated that some potentially concerning prescribing patterns were observed, such as the concomitant use of other antipsychotic drugs or drugs that can cause QT prolongation, a potential cause of heart rhythm disorder. The FDA reminded health care providers to be aware of the risks described in the NUPLAZID prescribing information and that none of the other antipsychotic medications are approved for the treatment of PD psychosis. Regardless, perceptions that NUPLAZID is unsafe, even if unfounded, may discourage physicians from prescribing or patients from taking NUPLAZID.

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

We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever*.

We have experienced significant net losses since our inception. As of September 30, 2019, we had an accumulated deficit of approximately $1.7 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our product candidates*.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $683.8 million at September 30, 2019. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID, and other research and development programs;

•	the costs of our development activities for trofinetide;
•	the costs of maintaining and developing our sales and marketing capabilities for NUPLAZID;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the amount of U.S. product sales from NUPLAZID;
•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the United States, and in additional indications other than in PD Psychosis, and for other product candidates, as well as the costs required to support review of such applications;

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

•	our ability to enter into new collaboration and license agreements;
•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;
•	the costs involved in filing, prosecuting, enforcing, and defending patent claims and other intellectual property rights;
•	the costs of maintaining or securing manufacturing arrangements and supply for clinical or commercial production of pimavanserin, trofinetide or other product candidates; and
•	the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to NUPLAZID.

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

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced results from the -020 Study. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with AD Psychosis. Even though we successfully completed this Phase 2 exploratory study, or the -019 Study, and the -020 Study, those results may not be predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PD Psychosis, such as in dementia-related psychosis, schizophrenia, and depression. However, prior to the Phase 3 HARMONY study that we initiated in the fourth quarter of 2017, which was stopped early for efficacy in September 2019, we had never tested pimavanserin in clinical studies where the primary outcome was for the broad indication of dementia-related psychosis, and prior to the Phase 2 CLARITY study in major depressive disorder for which we announced positive top-line results in October 2018, we had never tested pimavanserin in clinical studies in depression. Additionally, prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other studies that we had with the -020 Study,  the HARMONY study and the CLARITY study. For example, in July 2019 we announced top-line results from the Phase 3 ENHANCE study evaluating pimavanserin as an adjunctive treatment in inadequate response schizophrenia. In this study pimavanserin did not achieve statistical significance on either the primary endpoint or the key secondary endpoint. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PD Psychosis or for other indications will be consistent with those from the -019 Study or -020 Study.

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

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including clinical trials of pimavanserin for indications other than in PD Psychosis and a planned supplemental NDA submission for pimavanserin in dementia-related psychosis, in the event of approval for dementia-related psychosis, we would need to add significant resources, and possibly raise additional capital, in order to further commercialize pimavanserin, and to conduct the necessary sales and marketing activities, and to conduct further development activities, if we do not secure a partner. Our current strategy is to commercialize NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis in the United States using our specialty sales force focused primarily on neurologists, a small group of psychiatrists, and pharmacists and physicians in long-term care facilities who treat PD Psychosis patients. In preparation for a potential U.S. launch, we will need to increase the U.S. sales force significantly, and expand additional commercial, medical affairs and general and administrative support functions prior to obtaining regulatory approval for pimavanserin in dementia-related psychosis. In addition, if we are approved to commercialize NUPLAZID in markets outside of the United States, we will more than likely need to establish one or more strategic alliances in the future for that purpose. Without future collaboration partners in the United States and abroad, we might not be able to realize the full value of NUPLAZID.

We conducted, and continue to revisit, our life-cycle planning project for pimavanserin that was initiated in 2015 and through which we have formulated a multi-year plan to develop pimavanserin in additional indications other than in PD Psychosis, including in dementia-related psychosis, schizophrenia and depression, as described above. Given the unique profile of pimavanserin, together with the list of potential indications we could pursue, this has been a substantial and important undertaking. Our life-cycle planning process will be ongoing as we evaluate appropriate indications for pimavanserin to pursue as we seek to maximize the opportunities for this compound. If our life-cycle planning and execution is not conducted successfully, then we may not realize the full value from pimavanserin or may devote substantial resources to develop pimavanserin for indications that are ultimately not successful or do not yield adequate returns. Furthermore, even though NUPLAZID is approved for the treatment of hallucinations and delusions associated with PD Psychosis, a failure in a subsequent pimavanserin study for another indication, including our ongoing studies in schizophrenia and depression, or any additional studies that may be required in dementia-related psychosis, or a failure in our post-marketing studies could harm our ability to successfully market NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis or could lead to it being withdrawn from the market. If we are unable to develop pimavanserin for other indications, we may not be able to maximize the potential of the compound and that could have a material adverse effect on our future revenues and our success as a company.

Pimavanserin is currently in development for several additional indications other than in PD Psychosis, and we have initiated Phase 3 development of trofinetide for Rett syndrome. Drug development is a long, expensive and unpredictable process with a high risk of failure*.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase 3 trial with NUPLAZID in 2009. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID could be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In the fourth quarter of 2017, we initiated a Phase 3 study of pimavanserin in patients with dementia-related psychosis, and in the fourth quarter of 2016 we initiated both a Phase 2 and a Phase 3 study of pimavanserin as an adjunctive treatment in patients with schizophrenia. In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin as an adjunctive treatment for major depressive disorder and in April 2019, we initiated our Phase 3 CLARITY program evaluating pimavanserin as an adjunctive treatment for major depressive disorder. In July 2019, we announced top-line results from the Phase 3 ENHANCE study evaluating pimavanserin as an adjunctive treatment in inadequate response schizophrenia. In this study pimavanserin did not achieve statistical significance on either the primary endpoint or the key secondary endpoint. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention study of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis, met its primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis. Upon the recommendation of the study’s independent data monitoring committee, which met to review the data from the planned interim efficacy analysis, the study will now be stopped early based on pre-specified stopping criteria requiring a one-sided p-value less than 0.0033 on the study’s primary endpoint. While the pre-specified stopping criteria for statistical significance on the primary endpoint of the HARMONY study were met based on the interim analysis, detailed results of the study (including secondary and exploratory endpoints as well as overall safety and tolerability data) are not yet available. Full results will become available following study close out and unblinding of study data. We cannot guarantee that the full results of the HARMONY study, once known, and other existing clinical data will be sufficient to support the approval of a supplemental NDA, or whether regulatory agencies will require additional clinical trials or information, which could impact the approvability or commercialization timing and prospects of pimavanserin in the dementia-related psychosis indication. We may plan and conduct additional studies in other indications in the future, and have initiated the Phase 3 LAVENDER study of trofinetide in Rett syndrome in October 2019.

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

We currently depend, and in the future will continue to depend, on third parties to manufacture NUPLAZID, trofinetide and any other product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID, trofinetide or any other product candidates.

We have no manufacturing facilities and only limited experience as an organization in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, NUPLAZID and our product candidates.

We have contracted with Patheon Pharmaceuticals Inc. and Catalent Pharma Solutions, LLC to manufacture NUPLAZID drug product for commercial use in the United States. Additionally, we have contracted with Siegfried AG to manufacture active pharmaceutical ingredient, or API, to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for NUPLAZID drug product or NUPLAZID API. Even if we are able to enter into other long-term agreements with manufacturers for commercial supply on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. Additionally, if trofinetide or any other product candidate is approved by the FDA or other regulatory agencies for commercial sale, or if NUPLAZID is approved for commercial sale in jurisdictions outside the United States, we will need to contract with a third party to manufacture such products for commercial sale in the United States and/or in such other jurisdictions.

Even though we have agreements with Patheon and Catalent for the manufacture of NUPLAZID drug product and with Siegfried for the manufacture of NUPLAZID API for commercial use, and even if we successfully enter into long-term agreements with other manufacturers, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. Presently, we only have one supplier of API and one supplier for each form of drug product (tablet and capsule) for our NUPLAZID (pimavanserin) program. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market NUPLAZID or trofinetide or any other product candidates. While we believe that there will be alternative sources available to manufacture NUPLAZID and trofinetide and any other product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

The manufacturers of NUPLAZID and trofinetide and any other product candidates, including Catalent, Patheon and Siegfried, are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs, and we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture NUPLAZID and trofinetide and any other product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of NUPLAZID and trofinetide and any other product candidate that receives regulatory approval, negatively impact our commercialization of NUPLAZID, or lead to significant delays in the launch and commercialization of trofinetide or any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly-enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of NUPLAZID or trofinetide or any other product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize NUPLAZID in the United States, or provide trofinetide or any other product candidates to patients in clinical trials, would be jeopardized. Any delay or interruption in our ability to meet commercial demand for NUPLAZID and any other approved products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of NUPLAZID or trofinetide or any other product candidates and could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We have recently increased the size of our organization, and if we receive approval of NUPLAZID in additional indications, including dementia-related psychosis, we would need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations*.

As of September 30, 2019, we employed approximately 490 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize NUPLAZID and any other product candidates that receive regulatory approval and to compete effectively will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize NUPLAZID, we will need to support the training and ongoing activities of our sales force and expect to need to expand the size of our employee base for managerial, operational, financial, and other resources. In addition, if we receive regulatory approval for pimavanserin for the treatment of dementia-related psychosis, we would need to significantly increase our U.S. sales force and additional functions. To that end, we must be able to:

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
•

the status and cost of development and commercialization of pimavanserin for indications other than in PD Psychosis, including with respect to our planned sNDA submission for pimavanserin in dementia-related psychosis, and in jurisdictions other than the United States;

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The parties agreed to a settlement in that case, which was approved by the court in January 2018. Additionally, Between July 19 and August 3, 2018, following the recent negative publicity about NUPLAZID, three putative securities class action complaints were filed against us and certain of our current executive officers. The complaints generally allege that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. A hearing on the motion to dismiss previously scheduled for September 5, 2019 was rescheduled for November 14, 2019. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On May 3, 2019, we filed a registration statement covering the sale of up to 40,203,111 shares of our common stock, which includes 489,269 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of April 29, 2019, and which represented approximately 28 percent of our outstanding shares at the time. Our registration obligations under this registration rights agreement cover all shares now held or later acquired by the Baker Entities will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement, from time to time. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

10.1*	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 28, 2019)

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on October 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: October 30, 2019	By:	/s/ Elena Ridloff
Elena Ridloff
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)