Form 10-K
period 2019-12-31
ACADIA PHARMACEUTICALS INC
filed 2020-02-27
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50768

ACADIA PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1376651
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3611 Valley Centre Drive, Suite 300 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(858) 558-2871

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ACAD	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934:

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.2 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 28, 2019 of $26.73 per share.

As of January 31, 2020, 155,339,667 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 29, 2020 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2019

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

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in central nervous system (CNS) disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration (FDA) in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis, and is the first and only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist/antagonist, preferentially targeting 5-HT2A receptors with no appreciable affinity for dopaminergic, histaminergic, or muscarinic receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis without negatively impacting motor function in our Phase 3 pivotal trial. NUPLAZID has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA for the treatment of PD Psychosis. We hold worldwide commercialization rights to pimavanserin.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we plan to continue to study the use of pimavanserin in multiple disease states. Beyond PD Psychosis, we believe dementia-related psychosis, or DRP, represents one of our most important opportunities for further development. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of DRP, would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis. In December 2019, we announced top-line results from the HARMONY study in connection with a presentation at the 12th Clinical Trials on Alzheimer’s Disease (CTAD) Meeting. Pimavanserin met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). In addition, pimavanserin met the key secondary endpoint in the study by significantly reducing the risk of discontinuation of any reason by 2.2 fold (HR = 0.452; one-sided p=0.0024). In the 12-week open-label treatment period, 61.8% of eligible patients met pre-specified criteria for pimavanserin treatment response at both week 8 and week 12 and were subsequently randomized into the double-blind period of the study. For patients in the open-label treatment period, change from baseline to week 8 and week 12 on the Scale for the Assessment of Positive Symptoms-Hallucinations and Delusions (SAPS-H+D) score improved by 63.0% and 75.2% respectively. Pimavanserin was well-tolerated over the entire nine-month study duration. Patients receiving pimavanserin treatment had no worsening in cognition, as measured by the mean change in Mini-Mental State Examination (MMSE) score from baseline and no worsening of motor symptoms, as measured by the Extrapyramidal Symptom Rating Scale A-score (ESRS-A) from baseline. We plan to submit a supplemental New Drug Application (sNDA), to the FDA for DRP in the summer of 2020. An estimated 8.0 million people in the United States are living with dementia, and studies suggest that approximately 30% of dementia patients, or 2.4 million people, have psychosis, commonly consisting of delusions and hallucinations. Approximately 1.2 million patients in the United States are currently treated for DRP. In the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation for pimavanserin for the treatment of DRP.

According to the National Institute of Mental Health, major depressive disorder, or MDD, affects approximately 17 million adults in the United States, with approximately 2.5 million adults treated with adjunctive therapy. The majority of people who suffer from MDD do not respond adequately to initial antidepressant therapy. In October 2018, we announced positive top-line results from CLARITY, a randomized, double-blind, placebo-controlled, multi-center, sequential parallel design (SPCD) Phase 2 study evaluating pimavanserin 34 mg once daily for adjunctive treatment in 207 patients with MDD who had a confirmed inadequate response to existing first-line, selective serotonin reuptake inhibitor (SSRI) or serotonin norepinephrine reuptake inhibitor (SNRI), antidepressant therapy. In this two-stage SPCD study, pimavanserin met the pre-specified primary endpoint and key secondary endpoint, weighted average results of Stage 1 and Stage 2, demonstrating statistically significant overall improvement in the Hamilton Depression-17 Rating Scale (HAMD-17) (p=0.039) and the Sheehan Disability Scale (SDS) (p=0.004), respectively, relative to placebo. In the all-comers (n=207), parallel design Stage 1 portion of this study, adding pimavanserin to first-line SSRI or SNRI therapy also significantly reduced HAMD-17 scores compared to placebo (p=0.0003). In the overall study, positive results were also observed in seven additional secondary endpoints including response rate, improvement in the symptoms of sexual dysfunction, and a reduction in daytime sleepiness. Pimavanserin was generally well-tolerated in the study with no meaningful weight gain observed or impact on motor function. In February 2019, we conducted an End-of-Phase 2 Meeting with the FDA, and in April 2019 we initiated our Phase 3 CLARITY program, consisting of two Phase 3 studies, CLARITY-2 and CLARITY-3, evaluating pimavanserin as an adjunctive treatment for major depressive disorder. Based on current enrollment projections, we expect to report top-line results from CLARITY-2, our U.S.-based study, in the fourth quarter of 2020. We expect to report top-line results from CLARITY-3, our international study in the first quarter of 2021.

Schizophrenia remains a disease area with high unmet need and we are currently exploring the utility of pimavanserin in this area. In the fourth quarter of 2016, we initiated our ADVANCE study, a 26-week, randomized, double-blind, placebo-controlled Phase 2 study that evaluated pimavanserin for the adjunctive treatment of the negative symptoms of schizophrenia, for which there are currently no FDA-approved therapies. Negative symptoms of schizophrenia have been associated with poor long-term outcomes and disability even when the positive symptoms are well controlled, representing a high unmet need. In November 2019, we announced positive top-line results from our ADVANCE study that evaluated the efficacy of adjunctive pimavaserin compared to placebo in 403 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. Pimavanserin demonstrated a statistically significant improvement on the study’s primary endpoint, the change from baseline to week 26 on the Negative Symptom Assessment-16, or NSA-16, total score, compared to placebo (p=0.043). A greater improvement in the NSA-16 total score compared to placebo was observed in patients who received the highest pimavanserin dose of 34 mg (n=107; unadjusted p=0.0065). 53.8% of patients who were randomized to receive pimavanserin completed the trial on 34 mg, 44.7% on 20 mg, and 1.5% on 10 mg. In the study, pimavanserin did not separate from placebo on the key secondary endpoint, the Personal and Social Performance (PSP), scale. We plan to commence a second pivotal study, ADVANCE-2, with the 34 mg dose of pimavanserin during the summer of 2020.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren Pharmaceuticals Limited (Neuren). Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Trofinetide is a novel synthetic analog of the amino-terminal tripeptide of insulin-like growth factor 1 (IGF-1), designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA Fast Track Status and Orphan Drug Designation in the U.S. and Orphan Designation in Europe. Currently, there are no approved medicines for the treatment of Rett syndrome. In October 2019, we initiated the Phase 3 LAVENDER study, a randomized, double-blind placebo-controlled study evaluating trofinetide in approximately 180 girls and young women 5 to 20 years of age with Rett syndrome. Half of study participants will receive trofinetide and half will receive placebo. Co-primary efficacy endpoints of the study will measure symptom improvement using the Rett Syndrome Behavior Questionnaire (RSBQ), a caregiver assessment, and the Clinical Global Impression Scale-Improvement (CGI-I), a clinician assessment. We expect results from our LAVENDER study in 2021.

We were originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. We reincorporated in Delaware in 1997 and our headquarters are in San Diego, California. We maintain a website at www.acadia-pharm.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (SEC), are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

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

Our Strategy

Our strategy is to identify, develop and commercialize innovative therapies that address unmet medical needs in CNS disorders. Key elements of our strategy are to:

•

Drive the successful commercialization of NUPLAZID for PD Psychosis in the United States. NUPLAZID was approved by the FDA in April 2016 for the treatment of hallucinations and delusions associated with PD Psychosis. We launched NUPLAZID in the United States in May 2016 and an important objective is to establish NUPLAZID as the standard of care for PD Psychosis. We employ approximately 150 U.S. sales specialists who are focused on promoting NUPLAZID to physicians who treat PD Psychosis patients, including neurologists, psychiatrists and long-term care physicians.

•

Deliver pimavanserin to the market for the treatment of patients with dementia-related psychosis. Based on our positive Phase 3 HARMONY relapse prevention study, we plan in the summer of 2020 to submit a sNDA to the FDA seeking  approval of pimavanserin for the treatment of delusions and hallucinations associated with DRP. In 2020, in preparation for a potential U.S. launch, we plan to increase the U.S. sales force significantly, and expand additional commercial, medical affairs and general and administrative support functions prior to obtaining regulatory approval for pimavanserin in DRP. If approved, pimavanserin will be the first and only FDA-approved treatment for DRP.

•

Develop, acquire or in-license innovative new treatments for areas of high unmet need. We intend to continue pursuing the development and commercialization of pimavanserin in additional neurological and psychiatric indications that are underserved by currently available antipsychotics and antidepressants and represent large unmet medical needs. For example, in April 2019 we initiated our Phase 3 CLARITY program, consisting of two Phase 3 studies, evaluating pimavanserin as an adjunctive treatment for major depressive disorder. Based on current enrollment projections, we expect to announce results from CLARITY-2, our U.S.-based study, in the fourth quarter of 2020 and results from CLARITY-3, our international study, in the first quarter of 2021. We are also evaluating pimavanserin as treatment for the negative symptoms of schizophrenia based on positive results from the Phase 2 ADVANCE study, announced in November 2019, and we plan to commence a second pivotal study, ADVANCE-2, in the summer of 2020. In order to successfully grow our business, we also plan to in-license or acquire assets, which could include clinical-stage product candidates or commercial-stage products, to leverage our U.S. specialty sales force. For example, in August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide from Neuren. In October 2019, we initiated a Phase 3 program evaluating trofinetide as a treatment for Rett syndrome.

Our Pipeline

NUPLAZID (Pimavanserin)

Pimavanserin is a new chemical entity that we discovered and that was approved by the FDA in April 2016 for the treatment of hallucinations and delusions associated with PD Psychosis and is the only drug approved in the United States for this condition and is marketed under the tradename NUPLAZID in the United State. NUPLAZID is a selective serotonin inverse agonist/antagonist preferentially targeting the 5-HT2A receptor, a key serotonin receptor that plays an important role in psychosis. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PD Psychosis without negatively impacting motor function in our Phase 3 pivotal trial. NUPLAZID has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PD Psychosis. We hold worldwide commercialization rights to NUPLAZID for all indications and have established a broad patent portfolio, which includes numerous issued patents in the United States, Europe, and several additional countries. We launched NUPLAZID in the United States in May 2016 with the recommended dosing of 34 mg once a day taken as two 17 mg tablets. In June 2018, the FDA approved a 34 mg NUPLAZID capsule formulation that provides patients with the recommended 34 mg once daily dose in a single, small capsule, reducing patient pill burden versus the previous administration of two 17 mg tablets. In addition, the FDA approved a 10 mg NUPLAZID tablet that provides an optimized lower dosage strength in those patients who are concomitantly receiving strong cytochrome 3A4 inhibitors which can inhibit the metabolism of NUPLAZID. The recommended dosing of NUPLAZID is 34 mg once a day taken as one 34 mg capsule. During the first quarter of 2019, we discontinued commercial sales of the 17 mg tablets.

NUPLAZID as a Treatment for PD Psychosis

Parkinson’s disease is the second most common neurodegenerative disorder after Alzheimer’s disease. According to the Parkinson’s Disease Foundation, about one million people in the United States and more than 10 million people globally suffer from this disease. Approximately 50% of Parkinson’s patients will experience psychosis over the course of their disease. Parkinson’s disease is more common in people over 60 years of age and the prevalence of this disease is expected to increase significantly as the population ages.

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

As the first and only drug approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, NUPLAZID provides an innovative approach to the treatment of PD Psychosis without compromising motor control and potentially avoiding many of the debilitating side effects of existing antipsychotics.

In connection with the FDA approval of NUPLAZID, we have agreed to four post-marketing commitments. Two of four commitments are already completed within the agreed upon timelines. The remaining two commitments, including a randomized, placebo-controlled withdrawal study in PD Psychosis patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID, are on-track to be completed according to timelines agreed to with the FDA.

Pimavanserin as a Treatment for Dementia-Related Psychosis

An estimated 8.0 million people in the United States are living with dementia and studies suggest that approximately 30% of dementia patients, or 2.4 million people, have psychosis, commonly consisting of delusions and hallucinations. Approximately 1.2 million patients in the United States are currently treated for DRP.

Symptoms of DRP are often persistent and occur with increasing frequency with progression of disease as patient becomes more impaired. Serious consequences have been associated with persistent or severe psychosis in persons with dementia such as repeated hospital admissions, earlier progression to nursing home care, severe dementia, and death. There is currently no FDA-approved treatments for dementia-related psychosis. Off-label use of typical and atypical antipsychotics is associated with modest and often equivocal efficacy in these patients. In addition, use of currently available antipsychotics is associated with a significant acceleration in cognitive decline in patients with dementia as well as numerous off-target toxicities, thus negatively impacting the primary illness. The cognitive effects of treatment with an atypical antipsychotic were evaluated in the National Institute of Mental Health Clinical Antipsychotic Trials of Intervention Effectiveness–Alzheimer’s Disease (CATIE-AD) study. In this study, patients on any atypical antipsychotic had significantly greater rates of decline in cognitive function compared to patients on placebo. This pronounced negative impact of currently used antipsychotics on cognitive function is believed to be associated with the common pharmacologic property of these drugs, namely blocking of dopamine receptors. Atypical antipsychotics are associated with a number of off-target and dose-limiting side effects, such as extrapyramidal symptoms, orthostatic hypotension, hematologic abnormalities, and metabolic, gastrointestinal and sedative effects. These off-target toxicities are associated with increased risk for falls, infection, aspiration pneumonia, and other serious complications in this vulnerable patient population. With no approved therapies for the treatment of patients with dementia-related psychosis and current off-label use of atypical antipsychotics carrying significant morbidity risks including worsening in cognitive decline and other off target toxicities, we believe that dementia-related psychosis represents an area of high unmet need.

In September 2017, we initiated HARMONY, a Phase 3, randomized, double-blind, placebo-controlled relapse prevention study, evaluating the efficacy and safety of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis. The objective of the study was to evaluate the ability of pimavanserin to prevent relapse of psychosis in a broad population of patients with the most common subtypes of dementia. Furthermore, in the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation to pimavanserin for the treatment of DRP.

The HARMONY study included a 12-week open-label stabilization period during which 392 patients with dementia-related psychosis were treated with pimavanserin 34 mg once daily. Dose reduction to 20 mg once daily was allowed based on tolerability within the first four weeks. Following the 12-week open-label period, patients who met pre-specified criteria for treatment response at both weeks 8 and weeks 12 were then randomized into the double-blind period of the study to continue their pimavanserin dose (34 mg or 20 mg per day) or switched to placebo and followed for up to 26 weeks or until a relapse of psychosis occurred. The primary endpoint in the study was time to relapse in the double-blind period as represented by the Kaplan-Meier curve and the hazard ratio.

In September 2019, we announced that our Phase 3 HARMONY relapse prevention trial evaluating pimavanserin for the treatment of DRP would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis. In December 2019, we announced top-line results from the HARMONY study in a presentation at the 12th CTAD Meeting. Pimavanserin met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). In addition, pimavanserin met the key secondary endpoint by significantly reducing risk of discontinuation for any reason by 2.2 fold (HR = 0.452; one-sided p=0.0024). In the 12-week open-label treatment period, 61.8% of eligible patients met pre-specified criteria for pimavanserin treatment response at both week 8 and week 12 and were subsequently randomized into the double-blind period of the study. For patients in the open-label treatment period, change from baseline to week 8 and week 12 on the SAPS-H+D score improved by 63.0% and 75.2% respectively.

Pimavanserin was well-tolerated over the entire nine-month study duration. Patients receiving pimavanserin treatment had no worsening in cognition, as measured by the MMSE score, from baseline and no worsening of motor symptoms, as measured by the ESRS-A, from baseline. In the double-blind period, adverse events were observed in 41.0% of patients on pimavanserin and 36.6% of patients on placebo. Discontinuations due to adverse events were 2.9% for pimavanserin and 3.6% for placebo. Serious adverse events were 4.8% in the pimavanserin group and 3.6% in the placebo group. One death was reported in the open-label period and one death was reported in the pimavanserin group during the double-blind period. Investigators determined neither death was related to the study drug. Additionally, pimavanserin did not result in clinically significant differences in vital signs, weight, or daytime sedation compared to placebo. We plan to submit a sNDA to the FDA for DRP in the summer of 2020.

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

Preclinical and clinical evidence suggests that the blockade of 5-HT2A receptors improves the clinical effects of SSRIs. As a selective serotonin inverse agonist/antagonist preferentially targeting 5-HT2A receptors, we believe use of pimavanserin as an adjunctive treatment for MDD may improve outcomes for patients with MDD.

In October 2018, we announced positive top-line results from our Phase 2 CLARITY study. CLARITY was a 10-week, randomized, double-blind, placebo-controlled, multi-center, two-stage SPCD study evaluating pimavanserin 34 mg once daily for adjunctive treatment in 207 patients with MDD who had a confirmed inadequate response to existing first-line SSRI or SNRI antidepressant therapy. In this two-stage SPCD study, pimavanserin met the pre-specified primary endpoint and key secondary endpoint, weighted average results of Stage 1 and Stage 2, demonstrating statistically significant improvement in the HAMD-17 (p=0.039) and the SDS (p=0.004), respectively, relative to placebo. In the all-comers (n=207), parallel design Stage 1 portion of this study, adding pimavanserin to first-line SSRI or SNRI therapy also significantly reduced HAMD-17 scores compared to placebo (p=0.0003). In the overall study, positive results were also observed in seven additional secondary endpoints including response rate, improvement in the symptoms of sexual dysfunction, and a reduction in daytime sleepiness. Pimavanserin was generally well-tolerated in the study with no meaningful weight gain or impact on motor function observed. In February 2019, we conducted an End-of-Phase 2 Meeting with the FDA, and in April 2019 we initiated our Phase 3 CLARITY program, consisting of two studies CLARITY-2 and CLARITY-3, evaluating pimavanserin as an adjunctive treatment for MDD. Based on current enrollment projections, we expect to report top-line results from CLARITY-2, our U.S.-based study, in the fourth quarter of 2020 and we expect to report top-line results from CLARITY-3, our international study, in the first quarter of 2021.

Pimavanserin as an Adjunctive Treatment for Schizophrenia

Schizophrenia is a severe chronic mental illness that involves disturbances in cognition, perception, emotion, and other aspects of behavior. These disturbances may include positive symptoms, such as hallucinations and delusions, and a range of negative symptoms, including loss of interest and emotional withdrawal. Schizophrenia is associated with persistent impairment of a patient’s social functioning and productivity. Cognitive disturbances often prevent patients with schizophrenia from readjusting to society. As a result, patients with schizophrenia are normally required to be under medical care for their entire lives. According to the National Institute of Mental Health (NIMH), approximately one percent of the U.S. population suffers from schizophrenia.

Most patients with schizophrenia in the United States today are treated with second-generation, or atypical, antipsychotics, which induce fewer motor disturbances than typical, or first-generation, antipsychotics, but still fail to address most of the negative symptoms of schizophrenia. In addition, currently prescribed treatments have either negligible effects on cognitive deficits in schizophrenia or may further impair cognitive performance. It is believed that the efficacy of atypical antipsychotics is due to their interactions with dopamine and 5-HT2A receptors. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects. The side effects associated with these atypical agents may include weight gain, non-insulin dependent (type 2) diabetes, metabolic, sexual and cardiovascular side effects, motor disturbances or sedation.

As a selective serotonin inverse agonist/antagonist, pimavanserin is a new class of antipsychotic medication with a distinct mechanism of action targeting serotonergic 5-HT2A receptors while avoiding activity at dopaminergic and other receptors commonly targeted by other antipsychotics. We initiated the following studies during the fourth quarter of 2016 to evaluate pimavanserin for adjunctive treatment of schizophrenia in patients with an inadequate response to current antipsychotic therapy and for adjunctive treatment in patients with negative symptoms of schizophrenia:

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

ADVANCE was a Phase 2, 26-week, randomized, double-blind, placebo-controlled, multi-center, international study designed to examine the efficacy and safety of pimavanserin in patients with schizophrenia who have predominant negative symptoms while on a stable background antipsychotic therapy. 403 patients were randomized to receive once-daily pimavanserin (n=201) or placebo (n=202) as an adjunct treatment to their ongoing antipsychotic in a flexible dosing regimen. The starting daily dose of 20 mg of pimavanserin at baseline could have been adjusted to 34 mg or 10 mg during the first eight weeks of treatment. 53.8% of patients who were randomized to receive pimavanserin completed the trial on 34 mg, 44.7% on 20 mg, and 1.5% on 10 mg. The primary endpoint of the study was the change from baseline to week 26 on the NSA-16 total score. In November 2019, we announced positive top-line results from the ADVANCE study. In this study, pimavanserin demonstrated a statistically significant improvement on the study’s primary endpoint, the change from baseline to week 26 on the NSA-16 total score, compared to placebo (p=0.043). A greater improvement in the NSA-16 total score compared to placebo was observed in patients who received the highest pimavanserin dose of 34 mg (n=107; unadjusted p=0.0065). Pimavanserin did not separate from placebo on the key secondary endpoint, the PSP scale. We plan to commence a second pivotal study, ADVANCE-2, with the 34 mg dose of pimavanserin during the summer of 2020.

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

ENHANCE was a Phase 3, six-week, randomized, double-blind, placebo-controlled, multi-center, outpatient study designed to examine the efficacy and safety of adjunctive use of pimavanserin in patients with schizophrenia who have not achieved an adequate response to their current antipsychotic treatment. A total of 396 patients with moderate-to-severe psychotic symptoms were randomized to receive either pimavanserin or placebo, orally, once daily, in addition to their ongoing antipsychotic in a flexible dosing regimen. The primary endpoint of the study was the change from baseline to week six on the Positive and Negative Syndrome Scale (PANSS), total score. In July 2019, we announced top-line results from ENHANCE. In the study, adding pimavanserin to existing antipsychotic treatment showed a consistent trend in improvement of psychotic symptoms; however, the results did not achieve statistical significance on the primary endpoint (p=0.0940) or the key secondary endpoint (p=0.0543). Positive improvements were observed on two pre-specified measure of negative symptoms: the secondary endpoint PANSS negative symptoms scale sub-score (unadjusted p=0.0474) and the exploratory endpoint PANSS Marder negative factor score (unadjusted p=0.0362). At this time, we do not plan to conduct additional studies evaluating pimavanserin for inadequate response schizophrenia.

Trofinetide

Trofinetide is a novel synthetic analog of the amino‐terminal tripeptide of IGF-1 designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA Fast Track Status and Orphan Drug Designation in the U.S. and Orphan Designation in Europe.

Trofinetide as a Treatment for Rett Syndrome

Rett syndrome is a debilitating neurological disorder that occurs primarily in females following apparently normal development for the first six months of life. Rett syndrome has been most often misdiagnosed as autism, cerebral palsy, or non-specific developmental delay. Rett syndrome is caused by mutations on the X chromosome on a gene called MECP2. There are more than 200 different mutations found on the MECP2 gene that interfere with its ability to generate a normal gene product. Rett syndrome occurs worldwide in approximately one of every 10,000 to 15,000 female births causing problems in brain function that are responsible for cognitive, sensory, emotional, motor and autonomic function. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, an abnormal side-to-side curvature of the spine (scoliosis) and sleep disturbances. Currently, there are no approved medicines approved for the treatment of Rett syndrome. In October 2019, we initiated the Phase 3 LAVENDER study, a randomized, double-blind placebo-controlled study evaluating trofinetide in approximately 180 girls and young women 5 to 20 years of age with Rett syndrome. Half of study participants will receive trofinetide and half will receive placebo. Co-primary efficacy endpoints of the study will measure symptom improvement using the RSBQ, a caregiver assessment, and the CGI-I, a clinician assessment. We expect results from our LAVENDER study in 2021.

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

For example, the use of NUPLAZID for the treatment of PD Psychosis competes with off-label use of antipsychotic drugs, including generic drugs quetiapine, clozapine, olanzapine, risperidone and aripiprazole.

If approved, pimavanserin for the treatment of dementia-related psychosis would compete with generic off-label use of antipsychotic drugs, including risperidone and quetiapine, and potentially with drugs indicated for the treatment of dementia in patients with Alzheimer’s disease such as donepezil and memantine. Beyond generic off-label treatments, other companies have products in development for the treatment of agitation associated with Alzheimer’s, a behavior which can be the result of dementia-related psychosis. These treatments, if approved, could be potential competitors to pimavanserin.

Pimavanserin for the adjunctive treatment of negative symptoms of schizophrenia, if approved for that indication, would compete with generic drugs, including fluoxetine, citalopram, sertraline, and amisulpride.

Pimavanserin for the adjunctive treatment of MDD, if approved for that indication, would compete with Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd. and H. Lundbeck A/S, and off-label branded and generic adjunctive atypical antipsychotics, including aripiprazole, quetiapine and risperidone.

There are currently no approved medications for the treatment of Rett syndrome. Trofinetide, if approved would compete with off label usage of generic prescription medications targeted at individual symptoms of Rett syndrome, including antipsychotics, antidepressants and benzodiazepines. Several academic institutions and pharmaceutical companies are currently conducting clinical trials for the treatment of various symptoms of Rett syndrome.

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

Intellectual Property

We currently hold 34 issued U.S. patents and a significant number of related issued foreign patents. All of these patents originated from inventions made by us. Patents and other proprietary intellectual property rights are an essential element of our business. Our strategy is to file patent applications in the United States and any other country that represents an important potential commercial market to us. In addition, we seek to protect our technology and inventions (and improvements to inventions) that are important to the development of our business. Our patent applications claim proprietary technology, including chemical synthetic or manufacturing methods, drug assays, novel compounds, compositions, formulations and methods of treatment. We also rely upon trade secrets, including technologies that may be used to discover and validate targets, to identify and develop novel drugs, as well as manufacturing or clinical development technologies, among others. We protect our trade secrets by, among other things, requiring employees and third parties who have access to our proprietary information to sign confidentiality and nondisclosure agreements. We are a party to various license agreements that give us rights to use certain technologies in our research and development.

Pimavanserin

To date, thirty-one U.S. patents have been issued to us that relate to pimavanserin, NUPLAZID and methods of use. Fourteen of these are Orange Book-listed patents that relate to pimavanserin, NUPLAZID and our approved indication, and cover the general formula of the compound, the composition of matter, with claims specifically directed to pimavanserin and salts thereof, the specific polymorph form of pimavanserin, and the use thereof for treating our approved indication. The composition of matter patent covering pimavanserin and salts thereof currently has an expiration date in 2027, which could be extended to 2030 with the addition of a patent term extension (PTE) for which we have applied, as described below. The patents covering the polymorph form and the use of pimavanserin or NUPLAZID for our approved indication are currently set to expire between 2022 and 2028. These patent terms include adjustments made by the U.S. Patent and Trademark Office (the “PTO”), but not extensions.

In the United States, under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as “Hatch-Waxman,” we are permitted to extend the term of one U.S. patent for pimavanserin or the use thereof. We have filed PTE applications on three U.S. patents, and those applications are currently being reviewed by the PTO. We must select one of the three patents to which any PTE granted will attach, and expect that the expiration date for the selected patent will reach the maximum of 14 years from FDA approval or April 2030. Patent terms may be subject to change not only due to potential patent term extensions but also to any terminal disclaimer that reduces patent term, as well as other factors. Because the U.S. patent laws and judicial interpretations thereof change, modifications or new interpretations of the laws may impact our patent terms.

The remaining 17 U.S. patents relating to pimavanserin that have been issued to us cover methods of use of pimavanserin for, among other things, treating AD Psychosis, Alzheimer’s disease indications, schizophrenia, bipolar disorder, Lewy body dementia, sleep disorders, hallucinations and delusions, and methods of producing pimavanserin. We also have a significant number of related issued foreign patents that specifically cover pimavanserin and polymorphs thereof in Europe and Asia as well as in Australia, Canada, Mexico and other countries.

We continue to file and prosecute patent applications directed to pimavanserin, formulations of pimavanserin and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide. For example, in late 2019 and early 2020, we obtained and listed in the Orange Book two additional U.S. issued patents, one directed to a method of use for our 10 mg tablet and another directed to our 34 mg capsule formulation, which expire in 2037 and 2038, respectively.

We entered into a license agreement in 2006 for certain intellectual property rights from the Ipsen Group that complement the intellectual property portfolio for our serotonin platform, including pimavanserin. We are required to pay to the Ipsen Group royalties of up to two percent of net product sales of NUPLAZID pursuant to the agreement. This obligation terminates in 2021.

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

In the United States, drug product candidates intended for human use undergo laboratory and animal testing until adequate proof of safety is established. Clinical trials for new product candidates are then typically conducted in humans in three sequential phases that may overlap. Phase 1 trials involve the initial introduction of the product candidate into healthy human volunteers. The emphasis of Phase 1 trials is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population to determine the initial efficacy of the compound for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. Once a compound shows initial evidence of effectiveness and is found to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to more fully evaluate clinical outcomes. Before commencing clinical investigations in humans, we or our collaborators must submit an Investigational New Drug Application (IND), to the FDA.

Regulatory authorities, Institutional Review Boards and Data Monitoring Committees may require additional data before allowing the clinical studies to commence, continue or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. Clinical testing must also meet requirements for clinical trial registration, institutional review board oversight, informed consent, health information privacy, and good clinical practices (GCPs). Additionally, the manufacture of our drug product must be done in accordance with current good manufacturing practices (GMPs).

To establish a new product candidate’s safety and efficacy, the FDA requires companies seeking approval to market a drug product to submit extensive preclinical and clinical data, along with other information, for each indication for which the product will be labeled. The data and information are submitted to the FDA in the form of a New Drug Application (NDA), which must be accompanied by payment of a significant user fee unless a waiver or exemption applies. Generating the required data and information for an NDA takes many years and requires the expenditure of substantial resources. Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the process. The failure to demonstrate adequately the quality, safety and efficacy of a product candidate under development would delay or prevent regulatory approval of the product candidate. Under applicable laws and FDA regulations, each NDA submitted for FDA approval is given an internal administrative review within 60 days following submission of the NDA. If deemed sufficiently complete to permit a substantive review, the FDA will “file” the NDA. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal goals of eight months from submission for priority review of NDAs that cover new product candidates that offer major advances in treatment or provide a treatment where no adequate therapy exists, and 12 months from submission for the standard review of NDAs. However, the FDA is not legally required to complete its review within these periods, these performance goals may change over time and the review is often extended by FDA requests for additional information or clarification. Moreover, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the NDA can be approved. Before approving an NDA, the FDA can choose to inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with GMPs. The FDA may also audit sites at which clinical trials have been conducted to determine compliance with GCPs and data integrity. The FDA’s review of an NDA may also involve review and recommendations by an independent FDA advisory committee, particularly for novel indications. The FDA is not bound by the recommendation of an advisory committee.

In addition, delays or rejections may be encountered based upon changes in regulatory policy, regulations or statutes governing product approval during the period of product development and regulatory agency review.

Before receiving FDA approval to market a potential product, we or our collaborators must demonstrate through adequate and well-controlled clinical studies that the potential product is safe and effective in the patient population that will be treated. In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data or a plan to collect such data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless a waiver applies. If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, FDA approval may entail ongoing requirements for risk management, including post-marketing, or Phase 4, studies. Even if approval is obtained, each marketed product, is subject to payment of a significant annual program user fee and continuing review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including labeling changes, warning letters, costly recalls or withdrawal of the product from the market.

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

•

Federal false claims and false statement laws, including the federal civil False Claims Act, and civil monetary penalties laws, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, imposes obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, the European Union, or EU, has established its own data security and privacy legal framework, including but not limited to the recently adopted European General Data Protection Regulation (EU) 2016/79, or GDPR, which contains new provisions specifically directed at the processing of health information, higher sanctions than previous EU data protection laws and extra-territoriality measures intended to bring non-EU companies under the regulation. We currently conduct clinical trials in the EU and will need to be compliant with these requirements. We anticipate that over time we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

•

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (as defined by such law) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to significant administrative, civil and/or criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from federal health care programs, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations.

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

There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017, or 2017 Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. In December 2018, CMS published a new rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a federal judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2 percent per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers.

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. The Trump administration’s budget proposal for fiscal year 2020 contains additional drug price control measures that could be enacted during the budget process or in other future legislation, such as measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, both Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

During 2015, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to ACADIA Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary (“ACADIA GmbH”). Our active pharmaceutical ingredient, or API, has been manufactured in Switzerland for over 10 years and we anticipate continuing to manufacture in Switzerland. ACADIA GmbH manages the worldwide supply chain of pimavanserin API.

ACADIA GmbH has contracted with Siegfried AG, to manufacture the API to be used in NUPLAZID for commercial sale. Under the manufacturing agreement, ACADIA GmbH has agreed to purchase from Siegfried specified percentages of our commercial requirements of API for the United States and Europe. The parties may also agree in the future on additional services under the manufacturing agreement with respect to non-commercial supply or development activities. The term of the manufacturing agreement ends in December 2021 and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated earlier pursuant to its terms. Either party may terminate the manufacturing agreement prior to expiration upon an uncured material breach by the other party, upon the dissolution or liquidation of the other party, the commencement of insolvency procedures that are not dismissed within a certain period of time, the appointment of any receiver, trustee or assignee to take possession of the properties of the other party or the cessation of all or substantially all of the other party's business operations, upon certain continuing patent infringement, regulatory litigation or other legal proceedings involving the manufacture of API, upon a continuing force majeure affecting the other party, or if no services are currently being provided under the manufacturing agreement. Additionally, if the parties agree on development services under the manufacturing agreement, the parties may terminate such services by mutual agreement if reasonable efforts to achieve the goals of such services fail. ACADIA GmbH also may terminate any services under the manufacturing agreement for any reason on 90 days’ prior notice to Siegfried, subject to the requirements of the manufacturing agreement.

We have contracted with Patheon Pharmaceuticals Inc., or Patheon, to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product for commercial use in the United States. Under the manufacturing agreement, we have agreed to purchase from Patheon a specified percentage of our commercial requirements of NUPLAZID for the United States. Under the agreement, Patheon will also perform specified validation services. The term of the manufacturing agreement ends in December 2020 and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated early pursuant to its terms. Each party may terminate the manufacturing agreement prior to expiration upon the uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or in the event of a continuing force majeure event affecting the other party. The manufacturing agreement will also terminate if we provide notice to Patheon that we no longer require manufacturing services because NUPLAZID has been discontinued. Additionally, we may terminate the manufacturing agreement, subject to certain limitations, if any regulatory authority takes any action or raises any objection that prevents us from continuing to commercialize NUPLAZID or takes an enforcement action against Patheon’s manufacturing site that relates to NUPLAZID or could reasonably be expected to adversely affect Patheon’s ability to supply NUPLAZID, if we determine to discontinue commercialization of NUPLAZID for safety or efficacy reasons, or if Patheon uses any debarred person in performing its service obligations under the manufacturing agreement. We also may terminate the manufacturing agreement for any other reason on three years’ prior notice to Patheon. Patheon may terminate the manufacturing agreement if we assign the manufacturing agreement or any of our rights under the manufacturing agreement to a Patheon competitor.

We have also contracted with Catalent Pharma Solutions, LLC, or Catalent, to manufacture NUPLAZID drug product capsules for commercial use in the United States. Under the supply agreement, Catalent has agreed to manufacture and supply NUPLAZID 34 mg capsule drug product, referred to as NUPLAZID capsules, for our commercial use in the United States, Canada and Europe, and we have agreed to purchase from Catalent a specified percentage of our commercial requirements of NUPLAZID capsules for such territory, subject to a minimum annual purchase commitment of NUPLAZID capsules. Under the supply agreement, Catalent will also perform specified validation services. The term of the supply agreement extends for five years from the date that Catalent is first approved by a regulatory authority in the United States, Canada or Europe to produce NUPLAZID capsules, and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the supply agreement is terminated early pursuant to its terms. Either we or Catalent may terminate the supply agreement prior to expiration upon the bankruptcy or insolvency of the other party or upon an uncured material breach by the other party. We may terminate the supply agreement, subject to certain limitations, if any regulatory authority takes any enforcement or other action against Catalent’s facility which affects Catalent’s ability to manufacture NUPLAZID capsules, or takes any action or raises any objection that prevents us from manufacturing, importing, exporting, purchasing or selling NUPLAZID capsules, if we determine to discontinue commercialization of NUPLAZID capsules in the United States for safety or efficacy reasons, or if Catalent uses any debarred person in performing its service obligations under the supply agreement. The FDA approved our NDA for the 34 mg NUPLAZID capsule formulation in June 2018, and such formulation was made commercially available in August 2018.

We sell NUPLAZID to a limited number of specialty pharmacies, or SPs, and specialty distributors, or SDs, which we collectively refer to as our customers. SPs subsequently dispense NUPLAZID to patients based on the fulfillment of a prescription and SDs subsequently sell NUPLAZID to government facilities, long-term care pharmacies, and in-patient hospital pharmacies. Four customers, each based in the United States, accounted for approximately 77% of our total revenue for the year ended December 31, 2019. We have retained third-party service providers to perform a variety of functions related to the distribution of NUPLAZID, including warehousing, customer service, order-taking, invoicing, collections, and shipment and returns processing.

Sales and Marketing

We have a U.S. sales force of approximately 150 sales specialists who are focused on promoting NUPLAZID to physicians who treat PD Psychosis patients, including neurologists, psychiatrists and healthcare professionals caring for patients in long-term care setting. This sales force is supported by an experienced sales leadership team of regional sales managers and account managers, and our experienced commercial team comprised of experienced professionals in marketing, key account management, patient access services, marketing research, commercial operations, and sales force planning and management. In addition, our commercial infrastructure includes capabilities in manufacturing, health outcomes, medical affairs, quality control, and compliance.

We launched NUPLAZID in May 2016, and our focus is to continue to establish NUPLAZID as the standard of care for patients with PD Psychosis. In order to help us achieve this goal, we are continuing to increase awareness of NUPLAZID’s benefits in PD Psychosis with a prescriber and patient education campaign consisting of key opinion leader speaker programs, attendance at medical meetings, digital outreach, multimedia campaigns, and direct-to-patient programs.

In selected markets outside of the United States in which NUPLAZID may be approved, if any, we may choose to commercialize NUPLAZID independently or by establishing one or more strategic alliances.

In addition, in preparation for a potential U.S. launch of pimavanserin in dementia-related psychosis, we will need to increase the U.S. sales force significantly, and expand additional commercial, medical affairs and general and administrative support functions.

Long-Lived Assets

Our tangible long-lived assets, comprised of property and equipment totaled $3.2 million, $3.3 million, and $2.7 million as of December 31, 2019, 2018 and 2017, respectively. All of our tangible long-lived assets are located in the United States.

Employees

At December 31, 2019, we had 503 total employees, 501 of whom were full-time. Of our total workforce, approximately 160 employees were engaged in research and development activities, 100 were engaged in administrative activities such as finance, legal, and information technology, and 240 were engaged in sales, commercial operations and marketing. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of dementia-related psychosis, would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis. In December 2019, we announced top-line results from the HARMONY study in a presentation at the 12th CTAD Meeting. Pimavanserin was well-tolerated in the study and met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). We plan to submit a sNDA to the FDA for DRP in the summer of 2020. In the fourth quarter of 2016, we initiated clinical studies of pimavanserin in schizophrenia and we initiated a Phase 3 program for pimavanserin as an adjunctive treatment for major depressive disorder in April 2019 and we initiated the Phase 3 LAVENDER study of trofinetide for Rett syndrome in October 2019. There is no guarantee that any of these ongoing studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve pimavanserin or trofinetide for any of those indications. In particular, even if we submit a sNDA for pimavanserin in dementia-related psychosis, the sNDA will be subject to FDA review to determine whether the sNDA is adequate to support approval of pimavanserin for that indication.  Even if a sNDA submission is accepted for filing by the FDA, the FDA retains complete discretion in deciding whether or not to approve a sNDA and there is no guarantee that pimavanserin will be approved for the treatment of dementia-related psychosis.

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

In connection with the FDA approval, we committed to conduct the following post-marketing studies: (i) a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID, (ii) studies to collect additional data to add to the NUPLAZID safety database from an aggregate of at least 500 predominantly frail and elderly subjects on NUPLAZID in one or more randomized, placebo-controlled studies of eight or more weeks duration, (iii) a drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer, and (iv) re-analysis of tissue samples from certain previously conducted pre-clinical studies. We have completed the (iii) drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer and (iv) the re-analysis of tissue samples. We have received FDA approval of a sNDA for labeling revisions related to the completed CYP3A4 study. If we fail to comply with our remaining post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing or planned clinical studies of NUPLAZID, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

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

We employ our own internal specialty sales force to commercialize NUPLAZID for the treatment of PD Psychosis as part of our commercialization strategy in the United States. We will need to refine and further develop our sales force as we continue our commercialization efforts, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully refine and further develop our sales force. In preparation for a potential U.S. launch of pimavanserin in dementia-related psychosis, we will need to increase the U.S. sales force significantly, and expand additional commercial, medical affairs and general and administrative support functions prior to obtaining regulatory approval.

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

NUPLAZID may not gain maximal acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.

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

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. There remain legal and political challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017, or 2017 Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and also increases for 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. Given that the current patient population for NUPLAZID is primarily Medicare beneficiaries, accelerating the closure of the coverage gap and the increase in the discount that must be paid, could have a significant impact on the Company’s business in 2020 and beyond. In December 2018, CMS published a new rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a federal judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2 percent per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2020 contains additional drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. Although a number of such measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval.

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
•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value made to physicians (as defined under such law), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

We have experienced significant net losses since our inception. As of December 31, 2019, we had an accumulated deficit of approximately 1.7 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidate opportunities.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $697.4 million at December 31, 2019. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced successful results from the Phase 3 -020 Study of pimavanserin for PD Psychosis. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with AD Psychosis. Even though we successfully completed this Phase 2 exploratory study, or the -019 Study, and the -020 Study, those results may not be predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PD Psychosis, such as in dementia-related psychosis, schizophrenia, and depression. However, prior to the  Phase 3 HARMONY study that we initiated in the fourth quarter of 2017, which was stopped early for efficacy in September 2019, we had never tested pimavanserin in clinical studies where the primary outcome was for the broad indication of dementia-related psychosis, and prior to the Phase 2 CLARITY study in major depressive disorder for which we announced positive top-line results in October 2018, we had never tested pimavanserin in clinical studies in depression. Additionally, prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other studies that we had with the -020 Study,  the HARMONY study and the CLARITY study. For example, in July 2019 we announced top-line results from the Phase 3 ENHANCE study evaluating pimavanserin as an adjunctive treatment in inadequate response schizophrenia. In this study pimavanserin did not achieve statistical significance on either the primary endpoint or the key secondary endpoint. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PD Psychosis or for other indications will be consistent with those from the -019 Study or -020 Study.

If we do not successfully complete additional development of NUPLAZID, we will be unable to market and sell NUPLAZID or products derived from it for indications other than the treatment of hallucinations and delusions associated with PD Psychosis, or to generate related product revenues.

We are solely responsible for the development and advancement of this program and commercialization of the product.

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including clinical trials of pimavanserin for indications other than in PD Psychosis and a planned supplemental NDA submission for pimavanserin in dementia-related psychosis, in the event of approval for dementia-related psychosis, we would need to add significant resources, and possibly raise additional capital, in order to further commercialize pimavanserin, and to conduct the necessary sales and marketing activities, and to conduct further development activities. Our current strategy is to continue to commercialize NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis in the United States using our specialty sales force focused primarily on neurologists, a small group of psychiatrists, and pharmacists and physicians in long-term care facilities who treat PD Psychosis patients. In preparation for a potential U.S. launch in dementia-related psychosis, we will need to increase the U.S. sales force significantly, and expand additional commercial, medical affairs and general and administrative support functions prior to obtaining regulatory approval for pimavanserin in dementia-related psychosis. In addition, if we are approved to commercialize NUPLAZID in markets outside of the United States, we may need to establish one or more strategic alliances in the future for that purpose. Without future additional resources or collaboration partners in the United States and abroad, we might not be able to realize the full value of NUPLAZID.

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

Pimavanserin is currently in late-stage development for several additional indications other than in PD Psychosis, and we have initiated Phase 3 development of trofinetide for Rett syndrome. Drug development is a long, expensive and unpredictable process with a high risk of failure.

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

In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin as an adjunctive treatment for major depressive disorder and in April 2019, we initiated our Phase 3 CLARITY program evaluating pimavanserin as an adjunctive treatment for major depressive disorder. In July 2019, we announced top-line results from the Phase 3 ENHANCE study evaluating pimavanserin as an adjunctive treatment in inadequate response schizophrenia. In this study pimavanserin did not achieve statistical significance on either the primary endpoint or the key secondary endpoint. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of dementia-related psychosis, would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis.

In December 2019, we announced top-line results from the HARMONY study in a presentation at the 12th CTAD Meeting. Pimavanserin was well-tolerated in the study and met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). We plan to submit a sNDA to the FDA for dementia-related psychosis in summer 2020. We cannot guarantee that the full results of the HARMONY study and other existing clinical data will be sufficient to support the approval of a supplemental NDA, or whether regulatory agencies will require additional clinical trials or information, which could impact the approvability or commercialization timing and prospects of pimavanserin in the dementia-related psychosis indication. In November 2019, we announced positive top-line results from the Phase 2 ADVANCE study evaluating pimavanserin for the negative symptoms of schizophrenia for patients whose positive symptoms were controlled on a stable background antipsychotic treatment. We may plan and conduct additional studies in the future, and have initiated the Phase 3 LAVENDER study of trofinetide in Rett syndrome in October 2019.

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

Even though we have agreements with Patheon and Catalent for the manufacture of NUPLAZID drug product and with Siegfried for the manufacture of NUPLAZID API for commercial use, and even if we successfully enter into long-term agreements with other manufacturers, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. Presently, we have only one supplier of API, two suppliers for the capsule form and one supplier for the tablet form of NUPLAZID. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market NUPLAZID or trofinetide or any other product candidates. While we believe that there will be alternative sources available to manufacture NUPLAZID and trofinetide and any other product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

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

As of December 31, 2019, we employed approximately 500 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize NUPLAZID and any other product candidates that receive regulatory approval and to compete effectively will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize NUPLAZID, we will need to support the training and ongoing activities of our sales force and expect to need to expand the size of our employee base for managerial, operational, financial, and other resources. In addition, in anticipation of receiving regulatory approval for pimavanserin for the treatment of dementia-related psychosis, we plan to increase our U.S. sales force and additional functions significantly to support the expected commercial launch in dementia-related psychosis. To that end, we must be able to:

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

In August 2018, we entered into a license agreement with Neuren Pharmaceuticals, and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications, and we may enter into additional license agreements in the future.

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

From time to time, we provide guidance relating to our expectations for NUPLAZID net sales and certain expense line items based on estimates and the judgment of management. If, for any reason, our actual net sales or expenses differ materially from our guidance, we may have to revise our previously announced financial guidance. If we change, update or fail to meet any element of such guidance, our stock price could decline.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the 2017 Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the 2017 Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed

Changes to U.S. and non-U.S. tax laws or challenges by tax authorities to our intercompany arrangements could materially adversely affect us.

During 2015, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to ACADIA Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary. Our goals for the establishment of ACADIA Pharmaceuticals GmbH, and the licensing of worldwide intellectual property rights for pimavanserin, include building a platform for long-term operational and financial efficiencies, including tax-related efficiencies. Future changes in U.S. and non-U.S. tax laws, including implementation of international tax reform relating to the tax treatment of multinational corporations, if enacted, may reduce or eliminate any potential financial efficiencies that we hoped to achieve by establishing this operational structure. Additionally, taxing authorities, such as the U.S. Internal Revenue Service, may audit and otherwise challenge these types of arrangements, and have done so with other companies in the pharmaceutical industry. If any such changes in tax law are enacted, or our licensing of worldwide intellectual property rights for pimavanserin to our Swiss subsidiary is otherwise challenged, this could materially adversely affect our business.

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

Our business involves the use of hazardous materials, and we and our third-party manufacturers and suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do, or interrupt our, business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the generation, storage, use and disposal of hazardous materials, including the components of our products and product candidates and other hazardous compounds and wastes. We and our manufacturers and suppliers are subject to environmental, health and safety laws and regulations governing, among other matters, the use, manufacture, generation, storage, handling, transportation, discharge and disposal of these hazardous materials and wastes and worker health and safety. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination or injury, which could result in an interruption of our commercialization efforts, research and development efforts and business operations, damages and significant cleanup costs and liabilities under applicable environmental, health and safety laws and regulations. We also cannot guarantee that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials and wastes generally comply with the standards prescribed by these laws and regulations. We may be held liable for any resulting damages costs or liabilities, which could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. Failure to comply with these environmental, health and safety laws and regulations may result in substantial fines, penalties or other sanctions. We do not currently carry hazardous waste insurance coverage.

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

•	our proprietary technologies may not be patentable;
•	changes to patent laws that limit the exclusivity rights of patent holders or make it easier to render a patent invalid;
•	recent decisions by the United States Supreme Court limiting patent-eligible subject matter;
•	litigation regarding our patents may include challenges to the validity, enforceability, scope and term of one or more patents;
•	the passage of The Leahy-Smith America Invents Act, or the America Invents Act, introduced new procedures for challenging pending patent applications and issued patents; and
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

While there are no approved medications for the treatment of Rett syndrome, trofinetide, if approved for Rett syndrome would compete with off label usage of generic prescription medications targeted at individual symptoms of Rett syndrome. These include antipsychotics including risperidone and aripiprazole; antidepressants sertraline and citalopram; and benzodiazepines clonazepam and diazepam. Several academic institutions and pharmaceutical companies are conducting clinical research in Rett syndrome.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The parties agreed to a settlement in that case, which was approved by the court in January 2018. Additionally, between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three putative securities class action complaints were filed against us and certain of our current executive officers. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. A hearing on our motion to dismiss was scheduled for November 14, 2019. On November 12, 2019, the Court determined that the motion was suitable for resolution without oral argument and took the motion hearing off calendar. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

As of December 31, 2019, our primary facility consists of approximately 78,000 square feet of leased office space located in San Diego, California, which is leased through May 2020. During the fourth quarter of 2018, we entered into a new lease agreement for the lease of approximately 67,000 square feet of office space in San Diego, California. We anticipate moving into this new facility in the third quarter of 2020. After the expiration of the current primary facility and before moving into the new facility, we will continue to rent our current primary facility on a month-to-month basis. We also lease a facility in Princeton, New Jersey that covers approximately 25,000 square feet of office space, which is leased through January 2025.

Item 3.	Legal Proceedings.

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against us and certain of our current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re ACADIA Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019 and the lead plaintiff filed an opposition on July 23, 2019. Defendants filed a reply on August 22, 2019.  On November 12, 2019, the Court determined that the motion to dismiss was suitable for resolution without oral argument and took the motion hearing off calendar.

On February 7, 2020, a purported company stockholder filed a complaint (captioned Barney, derivatively on behalf of ACADIA Pharmaceuticals Inc. v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against our directors and certain of our current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On February [14], 2020, the parties stipulated to stay the derivative action pending a ruling on the motion to dismiss in the federal securities class action.

Given the unpredictability inherent in litigation, we cannot predict the outcome of these matters. We are unable to estimate possible losses or ranges of losses that may result from these matters, and therefore we have not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

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

As of January 31, 2020, there were 155,339,667 shares of common stock outstanding held by approximately 26 stockholders of record. Many stockholders hold their shares in street name and we believe that there are approximately 35,000 beneficial owners of our common stock.

Performance Graph

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2014 through December 31, 2019 in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq U.S. Benchmark TR Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

Item 6.	Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2019 and 2018 and the related consolidated statements of operations for each of the three years ended December 31, 2019 and related notes appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$339,076	$223,807	$124,901	$17,327	$—
Collaborative revenue	—	—	—	4	61
Total revenues	339,076	223,807	124,901	17,331	61
Operating expenses:
Cost of product sales	11,344	12,377	9,077	3,075	—
License fees and royalties	8,254	5,953	3,983	1,331	2,500
Research and development	240,385	187,163	149,189	99,284	73,869
Selling, general and administrative	325,638	265,758	255,062	186,456	88,304
Total operating expenses	585,621	471,251	417,311	290,146	164,673
Loss from operations	(246,545)	(247,444)	(292,410)	(272,815)	(164,612)
Interest income, net	11,165	5,348	4,126	2,763	499
Other income (expense)	997	(1,840)	—	—	—
Loss before income taxes	(234,383)	(243,936)	(288,284)	(270,052)	(164,113)
Income tax expense	876	1,256	1,119	1,341	330
Net loss	$(235,259)	$(245,192)	$(289,403)	$(271,393)	$(164,443)
Net loss per common share, basic and diluted	$(1.60)	$(1.94)	$(2.36)	$(2.34)	$(1.63)
Weighted average common shares outstanding, basic and diluted	147,199	126,583	122,600	115,858	100,630

	At December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$697,429	$473,520	$341,342	$529,036	$215,132
Working capital	685,424	466,541	324,447	505,312	197,087
Total assets	783,183	540,202	384,506	561,153	221,896
Total stockholders’ equity	699,135	479,079	335,285	518,411	199,762

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration, or FDA, in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis. We hold worldwide commercialization rights to pimavanserin. NUPLAZID is available in 34 mg capsule and 10 mg tablet.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we plan to continue to study the use of pimavanserin in multiple disease states. For example, we believe dementia-related psychosis, or DRP, represents one of our most important opportunities for further exploration. In December 2019, we announced positive the top-line results from the Phase 3 HARMONY study in connection with an oral presentation at the 12th CTAD Meeting. We plan to submit a supplemental new drug application, or sNDA to the FDA for DRP in summer 2020.

The majority of people who suffer from MDD do not respond adequately to initial antidepressant therapy. In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin for adjunctive treatment in 207 patients with MDD who had a confirmed inadequate response to existing first-line, SSRI or SNRI, antidepressant therapy. In February 2019, we conducted an End-of-Phase 2 Meeting with the FDA and in April 2019 we initiated our Phase 3 CLARITY program evaluating pimavanserin as an adjunctive treatment for MDD.

The negative symptoms of schizophrenia remains a disease area with high unmet need and we are currently exploring the utility of pimavanserin in this area. In November 2019, we announced positive top-line results from our ADVANCE study, a 26-week, randomized, double-blind, placebo-controlled Phase 2 study that evaluated pimavanserin for adjunctive treatment of the negative symptoms of schizophrenia in 403 patients. We plan to commence a second pivotal study, ADVANCE-2, in the first half of 2020.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren Pharmaceuticals Limited, or Neuren Pharmaceuticals. Trofinetide has been granted FDA Fast Track Status and Orphan Drug Designation in the U.S. and Orphan Designation in Europe. Currently, there are no approved medicines for the treatment of Rett syndrome. In October 2019, we initiated the Phase 3 LAVENDER study, a randomized, double-blind placebo-controlled study evaluating trofinetide in girls and young women 5 to 20 years of age with Rett syndrome.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of December 31, 2019, we had an accumulated deficit of $1.7 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PD Psychosis, including depression and schizophrenia. While we intend to submit a sNDA to the FDA for DRP in summer 2020, at this time, due to the risks in the regulatory and approval processes, we are unable to estimate with any certainty the costs we will incur for the continued development activities of DRP, including work necessary to support the submission and review of the sNDA. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies. We expect to incur increased research and development expenses as a result of our development of trofinetide under the exclusive North American license granted to us by Neuren Pharmaceuticals, including the costs of the Phase 3 LAVENDER study and a long term extension study. We currently are responsible for all costs incurred in the development of trofinetide, as well as milestone payments subject to achievement of development milestones.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin and trofinetide. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Costs of external service providers:
NUPLAZID (pimavanserin)	$124,749	$94,697	$83,402
Trofinetide	27,947	12,083	—
Other programs	6,089	5,207	505
Subtotal	158,785	111,987	83,907
Internal costs	49,067	43,138	38,797
Stock-based compensation	32,533	32,038	26,485
Total research and development	$240,385	$187,163	$149,189

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within schizophrenia and depression, and the development of trofinetide. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PD Psychosis, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PD Psychosis, including our studies within schizophrenia and depression indications and the development of trofinetide in Rett syndrome. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and other related costs, including stock-based compensation expense, for our commercial personnel, including our specialty sales force, our medical education professionals, and our personnel serving in executive, finance, business development, and business operations functions. Also included in selling, general and administrative expenses are fees paid to external service providers to support our commercial activities associated with NUPLAZID, professional fees associated with legal and accounting services, costs associated with patents and patent applications for our intellectual property and charitable donations to independent charitable foundations that support Parkinson’s disease patients generally. We expect our selling, general and administrative expenses to increase in future periods. For example, in preparation for a potential U.S. launch of pimavanserin in dementia-related psychosis, we plan to increase the U.S. sales force significantly, and expand additional commercial, medical affairs and general and administrative support functions.

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

Revenue Recognition

Product Sales, Net

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and applied all the related amendments to all of the contracts using the modified-retrospective method. While results for reporting periods beginning after January 1, 2018 are presented under the new guidance, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The accounting policy for revenue recognition for periods prior to January 1, 2018 is described in Note 2 of the Notes to the Consolidated Financial Statements included in this report. Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within such contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Payment terms differ by customer, but typically range from 31 to 35 days from the date of shipment. Revenue for our product sales has not been adjusted for the effects of a financing component as we expect, at contract inception, that the period between when we transfer control of the product and when we receive payment will be one year or less. No cumulative effect adjustment to the opening balance of retained earnings was necessary upon adoption, and there is no reconciliation of our Consolidated Statements of Operations, as no revenue recognition differences were identified when comparing the revenue recognition criteria under Topic 606 to previous requirements.

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

Research and Development Accruals

We estimate certain costs and expenses and accrue for these liabilities as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include, among other things, costs associated with services provided by contract organizations for preclinical development, manufacturing of our product candidates and clinical trials, and personnel related expenses. We accrue for costs incurred as the services are being provided by monitoring the status of the trial or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed materially from the actual costs incurred. However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our development of pimavanserin in additional indications other than PD Psychosis, our development of trofinetide in Rett syndrome, and the progress and timing of expenditures related to studies pursuant to our post-marketing commitments. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Years Ended December 31, 2019 and 2018

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $339.1 million and $223.8 million in 2019 and 2018, respectively. Net product sales for the year ended 2019 increased as compared to the year ended 2018 primarily due to growth in NUPLAZID unit sales of approximately 33% in 2019 as compared to 2018. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2019 as compared to 2018 as well as a $3.3 million benefit resulting from a change in estimate of our Medicare accrual.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2019(in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance at December 31, 2018	$1,840	$30	$5,849	$7,719
Provision related to current period sales	33,827	1,631	27,065	62,523
Credits/payments for current period sales	(31,251)	(1,315)	(15,739)	(48,305)
Credits/payments for prior period sales	(1,840)	(30)	(5,849)	(7,719)
Balance at December 31, 2019	$2,576	$316	$11,326	$14,218

Cost of Product Sales

Cost of product sales was $11.3 million and $12.4 million in 2019 and 2018, respectively, or approximately 3% and 6% of net product sales. The cost of product sales as a percentage of net sales decreased during 2019 as compared to 2018 due to higher manufacturing levels, resulting in higher inventory cost absorption, increased sales volume at a higher average gross selling price in 2019, and decreased charges to reduce certain finished goods and work in process inventory to its net realizable value.

License Fees and Royalties

License fees and royalties were $8.3 million and $6.0 million in 2019 and 2018, respectively, and include royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties was primary due to the increase in sales volume during 2019.

Research and Development Expenses

Research and development expenses increased to $240.4 million in 2019, including $32.5 million in stock-based compensation, from $187.2 million in 2018, including $32.0 million in stock-based compensation. The increase in research and development expense was due to an increase of $46.8 million in external costs and an increase of $6.4 million in personnel and related costs, including an increase of $0.5 million in stock compensation expense. The increase in external costs was primarily due to increased clinical costs associated with the development of trofinetide in Rett syndrome and pimavanserin in indications other than PD Psychosis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $325.6 million in 2019, including $46.8 million in stock-based compensation, from $265.8 million in 2018, including $45.6 million in stock-based compensation. The increase in selling, general and administrative expenses was due to an increase of $40.9 million in external costs and an increase of $18.9 million in personnel and related costs, including an increase of $1.2 million in stock compensation expense. The increase in external costs was primarily due to increased charitable contributions and legal fees during the year ended December 31, 2019 as compared to 2018. The increase in personnel and related costs includes the insourcing of a commercial support function that had previously been outsourced.

Comparison of the Years Ended December 31, 2018 and 2017

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $223.8 million and $124.9 million in 2018 and 2017, respectively. Net product sales for the year ended 2018 increased as compared to the year ended 2017 due to continued growth in NUPLAZID unit sales of approximately 43% in 2018 compared to 2017. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2018 as compared to 2017.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2018 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance at December 31, 2017	$246	$(56)	$3,401	3,591
Provision related to current period sales	24,613	1,266	18,673	44,552
Credits/payments for current period sales	(22,773)	(1,236)	(12,824)	(36,833)
Credits/payments for prior period sales	(246)	56	(3,401)	(3,591)
Balance at December 31, 2018	$1,840	$30	$5,849	$7,719

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

Research and Development Expenses

Research and development expenses increased to $187.2 million in 2018, including $32.0 million in stock-based compensation, from $149.2 million in 2017, including $26.5 million in stock-based compensation. The increase in research and development expense was due to an increase of $28.1 million in external costs and an increase of $9.9 million in personnel and related costs, including an increase of $5.5 million in stock compensation expense. The increase in external costs was primarily due to increased clinical study costs, as we continue to invest in our life cycle management programs for pimavanserin, as well as an upfront payment of $10.0 million to Neuren Pharmaceuticals related to our in-license of trofinetide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $265.8 million in 2018, including $45.7 million in stock-based compensation, from $225.1 million in 2017, including $45.3 million in stock-based compensation. The increase in selling, general and administrative expenses was due to an increase of $3.6 million in external costs and an increase of $7.1 million in personnel and related costs, including an increase of $0.3 million in stock compensation expense. The increase in external costs was primarily due to an increase in marketing expense related to our direct-to-consumer advertising campaign. The increase in personnel and related costs was largely due to an increase in costs associated with our specialty sales force in long-term care that was expanded in the first half of 2017.

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

We have invested a substantial portion of our available cash in money market funds, U.S. treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruptions in the credit markets that have occurred in the past. However, if there are future disruptions in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected.

At December 31, 2019, we had $697.4 million in cash, cash equivalents, and investment securities, compared to $473.5 million at December 31, 2018. This $223.9 million increase in cash, cash equivalents, and investment securities during 2019 was primarily due to cash provided by financing activities and increased revenue from operating activities.

Net cash used in operating activities decreased to $151.1 million in 2019 compared to $167.5 million in 2018 and $217.8 million in 2017. The decrease in net cash used in operating activities in 2019 relative to 2018 was due to an increase in our net revenues, partially offset by additional clinical study activities and increased charitable contributions. The decrease in net cash used in operating activities in 2018 relative to 2017 was primarily due to an increase in our net revenues, partially offset by additional clinical study activities, including a $10.0 million upfront license payment to Neuren Pharmaceuticals, and additional marketing costs related to our direct-to-consumer advertising campaign.

Net cash used in investing activities totaled $165.8 million in 2019 compared to $71.5 million in 2018 and net cash provided by investing activities of $92.5 million in 2017. The increase in net cash used in investing activities in 2019 compared to 2018 was primarily due to an increase in net purchases of investment securities attributable to an increase in proceeds from the exercise of employee stock options that contributed approximately $91.6 million more proceeds available for investment. Net cash used in investing activities in 2018 compared to the net cash provided by investing activities in 2017 was primarily due to a decrease in maturities of investment securities attributable to cash used to fund operations.

Net cash provided by financing activities increased to $371.8 million in 2019 compared to $306.6 million in 2018 and $31.2 million in 2017. The increase in net cash provided by financing activities in 2019 relative to 2018 was primarily due to an increase of $91.6 million in proceeds resulting from the exercise of employee stock options. The increase in net cash provided by financing activities in 2018 relative to 2017 was primarily attributable to the November 2018 follow-on public offering that contributed approximately $298.5 million in total net proceeds in 2018, with no comparable offering in 2017.

Contractual Obligations

The following is a summary of our long-term contractual obligations as of December 31, 2019 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$61,479	$3,370	$12,180	$11,678	$34,251
Other long-term contractual obligations	4,705	1,235	2,470	1,000	—
Total	$66,184	$4,605	$14,650	$12,678	$34,251

In addition to operating leases, we enter into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. To the extent these long-term commitments are noncancelable, they are reflected in the above table. We also enter into short-term agreements with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation, or that are undocumented except for an invoice. Such short-term agreements are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the agreement and therefore these amounts are not reflected in the above table.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

ACADIA Pharmaceuticals Inc.

Opinion on Internal Control Over Financial Reporting

We have audited ACADIA Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  In our opinion, ACADIA Pharmaceuticals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of ACADIA Pharmaceuticals Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

February 26, 2020

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC by April 29, 2020 (our “Proxy Statement”) and is incorporated in this report by reference.

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

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Amended and Restated Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed February 26, 2019).

4.3	Description of the Registrant’s Common Stock.

10.1[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.2[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.3[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 28, 2019).

10.4[a]	Forms of agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2016).

10.5[a]	2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 28, 2019).

10.6[a]	Offerings under the 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2017).

10.7[a]

Employment Agreement, dated September 1, 2015, between the Registrant and Stephen Davis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 3, 2015).

Exhibit Number	Description

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

10.22[b]

Commercial Supply Agreement, dated February 22, 2018, by and between the Registrant and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2018).

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

10.26 [b]

License Agreement, dated August 6, 2018, by and between the Registrant and Neuren Pharmaceuticals Ltd. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2019).

10.27[b]

Lease Agreement, effective October 4, 2018, by and between the Registrant and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2019).

Exhibit Number	Description

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

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

101

The following financial statements from this Annual Report, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

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

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: February 26, 2020	/s/ Stephen Davis
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

Signature	Title	Date

/S/ STEPHEN DAVIS Stephen Davis	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020

/S/ Elena Ridloff Elena Ridloff	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2020

/S/ STEPHEN BIGGAR Stephen Biggar	Chairman of the Board	February 26, 2020

/S/ JULIAN BAKER Julian Baker	Director	February 26, 2020

/S/ LAURA BREGE Laura Brege	Director	February 26, 2020

/S/ JAMES DALY James Daly	Director	February 26, 2020

/S/ EDMUND HARRIGAN Edmund Harrigan	Director	February 26, 2020

/S/ DANIEL SOLAND Daniel Soland	Director	February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

ACADIA Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ACADIA Pharmaceuticals Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Medicare Part D rebates
Description of the Matter

As more fully described in Note 2 to the consolidated financial statements, the Company recognizes revenue from product sales at the net sales price (the “transaction price”) which includes estimates of sales discounts and allowances. Estimated sales discounts and allowances were $62.5 million for the year ended December 31, 2019. The product sales, adjusted for the sales discounts and allowances, reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The most significant category within the Company’s sales discounts and allowances are rebates for Medicare Part D. The Medicare Part D rebates are mandated discounts under the Medicare Part D prescription drug benefit, owed after the final dispensing of the product to a benefit plan participant and are based upon statutory requirements. The estimate for the Medicare Part D rebates is based on expected utilization and estimated payor mix of the Company’s gross sales. The Company’s estimates of payor mix and expected utilization of Medicare Part D rebates are based on historical data received from the Specialty Pharma (SPs) and Specialty Distributors (SDs) since product launch.

Auditing the Company’s estimate for Medicare Part D rebates is complex, requires significant judgment, uses subjective assumptions, and the amounts involved are material to the financial statements. The subjective assumptions include estimates of expected utilization of rebates by benefit plan participants and payor mix of the Company’s gross sales.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s estimate for Medicare Part D rebates including management’s review of the significant assumptions described above and inputs into the rebate calculation. For example, we tested controls over actual sales and the accuracy of forecasting expected utilization and payor mix.

To test the estimate for Medicare Part D rebates, we obtained management’s calculation and performed the following audit procedures, among others. We performed a lookback analysis comparing historical Medicare Part D rebate estimates to the amounts invoiced and paid for the same period, performed sensitivity analyses over certain of the subjective assumptions to the calculation to evaluate the impact on the Medicare Part D rebate estimate, performed procedures over the completeness and accuracy of the data used in management’s estimates, and tested management’s calculation of expected rebate utilization for in-channel inventory.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Diego, California

February 26, 2020

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$189,680	$134,758
Investment securities, available-for-sale	507,749	338,762
Accounts receivable, net	35,781	26,090
Interest and other receivables	2,093	1,699
Inventory	6,341	4,070
Prepaid expenses	18,606	20,727
Total current assets	760,250	526,106
Property and equipment, net	3,180	3,309
Operating lease right-of-use assets	9,524	—
Intangible assets, net	2,585	4,062
Restricted cash	4,787	4,826
Other assets	2,857	1,899
Total assets	$783,183	$540,202
Liabilities and stockholders’ equity
Accounts payable	$7,222	$3,167
Accrued liabilities	67,604	56,398
Total current liabilities	74,826	59,565
Operating lease liabilities	6,361	—
Other long-term liabilities	2,861	1,558
Total liabilities	84,048	61,123
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2019 and 2018; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at December 31, 2019 and 2018; 155,275,300 shares and 143,853,597 shares issued and outstanding at December 31, 2019 and 2018, respectively	15	14
Additional paid-in capital	2,402,945	1,948,300
Accumulated deficit	(1,704,122)	(1,468,863)
Accumulated other comprehensive income (loss)	297	(372)
Total stockholders’ equity	699,135	479,079
Total liabilities and stockholders’ equity	$783,183	$540,202

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues
Product sales, net	$339,076	$223,807	$124,901
Total revenues	339,076	223,807	124,901
Operating expenses
Cost of product sales	11,344	12,377	9,077
License fees and royalties	8,254	5,953	3,983
Research and development	240,385	187,163	149,189
Selling, general and administrative	325,638	265,758	255,062
Total operating expenses	585,621	471,251	417,311
Loss from operations	(246,545)	(247,444)	(292,410)
Interest income, net	11,165	5,348	4,126
Other income (expense)	997	(1,840)	—
Loss before income taxes	(234,383)	(243,936)	(288,284)
Income tax expense	876	1,256	1,119
Net loss	$(235,259)	$(245,192)	$(289,403)
Net loss per common share, basic and diluted	$(1.60)	$(1.94)	$(2.36)
Weighted average common shares outstanding, basic and diluted	147,199	126,583	122,600

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(235,259)	$(245,192)	$(289,403)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	667	24	(499)
Foreign currency translation adjustments	2	3	(6)
Comprehensive loss	$(234,590)	$(245,165)	$(289,908)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(235,259)	$(245,192)	$(289,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	82,265	81,564	75,532
Amortization of premiums and accretion of discounts on investment securities	(3,613)	(578)	(291)
Amortization of intangible assets	1,477	1,476	1477
(Gain) loss on strategic investment	(997)	1,840	—
Depreciation	1,289	1,529	1,236
Loss on disposal of assets	3	88	4
Changes in operating assets and liabilities:
Accounts receivable, net	(9,691)	(8,747)	(11,440)
Interest and other receivables	(394)	(612)	150
Inventory	(1,737)	1,926	(1,012)
Prepaid expenses and other current assets	2,121	(12,270)	(911)
Operating lease right-of-use assets	3,875	—	—
Other assets	39	(236)	431
Accounts payable	4,055	(5,619)	4,874
Accrued liabilities	6,458	15,994	4,206
Deferred revenue	—	—	(2,644)
Operating lease liabilities	(2,518)	—	—
Long-term liabilities	1,497	1,367	34
Net cash used in operating activities	(151,130)	(167,470)	(217,757)
Cash flows from investing activities
Purchases of investment securities	(578,634)	(327,914)	(478,818)
Maturities of investment securities	413,927	261,678	572,103
Purchases of strategic investments	—	(3,149)	—
Proceeds from sale of property and equipment	—	44	—
Purchases of property and equipment	(1,129)	(2,148)	(812)
Net cash (used in) provided by investing activities	(165,836)	(71,489)	92,473
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	371,847	306,647	31,188
Net cash provided by financing activities	371,847	306,647	31,188
Effect of exchange rate changes on cash	2	3	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	54,883	67,691	(94,102)
Cash, cash equivalents and restricted cash
Beginning of period	139,584	71,893	165,995
End of period	$194,467	$139,584	$71,893
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,597	$1,261	$1,367
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$34	$160	$9

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2016	121,367,169	$12	$1,452,272	$(933,979)	$106	$518,411
Issuance of common stock from exercise of stock options	1,442,411	—	26,665	—	—	26,665
Issuance of common stock pursuant to employee stock purchase plan	192,402	—	4,522	—	—	4,522
Issuance of common stock from exercise of warrants on a net issuance basis	1,408,570	—	—	—	—	—
Net loss	—	—	—	(289,403)	—	(289,403)
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	—	(289)	—	(289)
Stock-based compensation	—	—	75,884	—	—	75,884
Other comprehensive loss	—	—	—	—	(505)	(505)
Balances at December 31, 2017	124,410,552	12	1,559,343	(1,223,671)	(399)	335,285
Issuance of common stock in public offering, net of issuance costs	18,602,941	2	298,535	—	—	298,537
Issuance of common stock from exercise of stock options	599,529	—	4,428	—	—	4,428
Issuance of common stock pursuant to employee stock purchase plan	233,720	—	3,682	—	—	3,682
Issuance of common stock from exercise of warrants on a net issuance basis	6,855	—	—	—	—	—
Net loss	—	—	—	(245,192)	—	(245,192)
Stock-based compensation	—	—	82,312	—	—	82,312
Other comprehensive income	—	—	—	—	27	27
Balances at December 31, 2018	143,853,597	14	1,948,300	(1,468,863)	(372)	479,079
Issuance of common stock in public offering, net of issuance costs	7,187,500	1	271,451	—	—	271,452
Issuance of common stock from exercise of stock options and units	3,965,166	—	95,984	—	—	95,984
Issuance of common stock pursuant to employee stock purchase plan	269,037	—	4,411	—	—	4,411
Net loss	—	—	—	(235,259)	—	(235,259)
Stock-based compensation	—	—	82,799	—	—	82,799
Other comprehensive income	—	—	—	—	669	669
Balances at December 31, 2019	155,275,300	$15	$2,402,945	$(1,704,122)	$297	$699,135

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

	Twelve Months Ended December 31, 2019		Twelve Months Ended December 31, 2018
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$134,758	$189,680	$69,418	$134,758
Restricted cash	4,826	4,787	2,475	4,826
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$139,584	$194,467	$71,893	$139,584

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and doubtful accounts. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At December 31, 2019, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the year ended December 31, 2019. During the year ended December 31, 2018, the Company wrote off less than $0.1 million.

Inventory

Inventory is stated at the lower of cost or net realizable value under the first-in, first-out method, or FIFO. The Company uses a combination of standard and actual costing methodologies to determine the cost basis for its inventories which approximates actual costs. Inventory consists of raw material, work in process, and finished goods, including third-party manufacturing costs, freight, and indirect overhead costs. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of NUPLAZID in April 2016, all costs related to the manufacturing of NUPLAZID were charged to research and development expense in the period incurred.

The Company periodically reviews inventory and reduces the carrying value of items to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the years ended December 31, 2019, 2018 and 2017, the Company recorded charges of $1.1 million, $2.7 million and $0.7 million, respectively, to reduce certain finished goods and work in process inventory to its net realizable value.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2019, no such impairment losses have been recorded by the Company.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $1.5 million for each of the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, estimated future amortization expense related to the Company’s intangible asset was $1.5 million for 2020, and $1.0 million for 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, are expensed to license fees and royalties as revenue from product sales is recognized.

Advertising Expense

In connection with the FDA approval and commercial launch of NUPLAZID in 2016, the Company began to incur advertising costs. Advertising costs are expensed when services are performed or goods are delivered. The Company incurred $38.3 million, $39.8 million and $15.6 million in advertising costs during the years ended December 31, 2019, 2018 and 2017, respectively, related to its marketed product, NUPLAZID. No advertising costs were capitalized as prepaid expenses at December 31, 2019 or 2018.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates, estimated payor mix, and expected utilization. The Company’s estimates for expected utilization of rebates are based on historical data received from the SPs and SDs since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates.

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

Research and Development Expenses

Research and development expenses are charged to operations as incurred. Research and development expenses include costs associated with services provided by contract organizations for preclinical development, pre-commercialization manufacturing expenses, and clinical trials, salaries and related personnel expenses including stock-based compensation expense, and facilities and equipment expenses.

The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or services provided and the invoices received from its external service providers. When the Company makes payments in advance of services being provided, we record those amounts as prepaid expenses on our consolidated balance sheet and expense them as the services are rendered. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known, the Company adjusts its accruals accordingly.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has entered into distribution agreements with a limited number of SPs and SDs, and all of the Company’s product sales are to these customers. For the year ended December 31, 2019, the Company’s four largest customers represented approximately 77% of the Company’s product revenue and 75% of the Company’s accounts receivable balance at December 31, 2019. For the year ended December 31, 2018, the Company’s four largest customers represented approximately 85% of the Company’s product revenue and 84% of the Company’s accounts receivable balance at December 31, 2018. For the year ended December 31, 2017, the Company’s four largest customers represented approximately 89% of the Company’s product revenue and 87% of the Company’s accounts receivable balance at December 31, 2017.

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

	Years Ended December 31,
	2019	2018	2017
Stock Options:
Expected volatility	62%	71%	68%
Risk-free interest rate	2%	3%	2%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.7	5.7	5.8

	Years Ended December 31,
	2019	2018	2017
Employee Stock Purchase Plan:
Expected volatility	62%-86%	59%-79%	44%-62%
Risk-free interest rate	1.5%-2.4%	2.1%-2.8%	1.0%-1.7%
Expected dividend yield	0%	0%	0%
Expected life in years	0.5-2.0	0.5-2.0	0.5-2.0

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

The fair value of restricted stock units (“RSUs”) is estimated based on the closing market price of the Company’s common stock on the date of grant. RSUs generally vest annually over a four-year period.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of product sales	$2,936	$3,863	$3,690
Research and development	32,533	32,038	26,485
Sales, general and administrative	46,796	45,663	45,357
	$82,265	$81,564	$75,532

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase rights, RSUs, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2019, 2018 and 2017, options, employee stock purchase rights, RSUs, and warrants totaling approximately 19,516,000 shares, 20,824,000 shares and 18,526,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Segment Reporting

Management has determined that the Company operates in one business segment which is the development and commercialization of innovative medicines. All revenues for the years ended December 31, 2019, 2018 and 2017 were generated in the United States.

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

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflected the income tax effects of the 2017 Tax Act which the accounting under ASC Topic 740 was complete and provisional amounts for those specific income tax effects of the 2017 Tax Act which were not complete. As December 31, 2018, the impact of the 2017 Tax Act has been completed. The effects of the 2017 Tax Act did not have a significant impact, and are included as part of the overall provision calculation.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company adopted this guidance on January 1, 2020. The adoption of ASU 2016-13 did not have material impact on the Company’s consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which, among other things, provides entities with practical expedients and policy elections related to the presentation and disclosure of accrued interest and the related allowance for credit losses and clarifies how to disclose line-of-credit arrangements that are converted to term loans in the vintage table disclosure. ASU 2019-04 has the same effective date as the new credit impairment standard for entities that have not yet adopted the standard. For entities that early adopted the new credit impairment standard, ASU 2019-04 is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Entities that early adopted the new credit impairment standard may early adopt ASU 2019-04. The Company adopted this guidance on January 1, 2020. There was no significant impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$228,609	$7	$(13)	$228,603
Government sponsored enterprise securities	88,920	5	(30)	88,895
Corporate debt securities	87,785	262	(8)	88,039
Commercial paper	102,151	61	—	102,212
	$507,465	$335	$(51)	$507,749

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$187,371	$39	$(344)	$187,066
Commercial paper	151,774	—	(78)	151,696
	$339,145	$39	$(422)	$338,762

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2019 and 2018, the Company held $24.3 million and $31.8 million, respectively, of available-for-sale investment securities with contractual maturity dates more than one year and less than two years. The Company has classified all equity securities as other assets on its Consolidated Balance Sheets.

At December 31, 2019 the Company had 20 securities in an unrealized loss position and at December 31, 2018 the Company had 57 securities in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of December 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019:
U.S. Treasury notes	$148,397	$(13)	$—	$—	$148,397	$(13)
Government sponsored enterprise securities	61,103	(30)	—	—	61,103	(30)
Corporate debt securities	11,334	(8)	—	—	11,334	(8)
Total	$220,834	$(51)	$—	$—	$220,834	$(51)
December 31, 2018:
Corporate debt securities	$91,265	$(130)	$44,637	$(214)	$135,902	$(344)
Commercial paper	151,696	(78)	—	—	151,696	(78)
Total	$242,961	$(208)	$44,637	$(214)	$287,598	$(422)

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and the Company’s intent and ability to hold the investment until recovery of its amortized cost basis. The Company intends, and has the ability, to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Based on its evaluation, the Company determined that its unrealized losses were not other-than-temporary at December 31, 2019 and 2018.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s cash equivalents, available-for-sale investment securities, and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2019 and 2018, respectively.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities, and equity securities at December 31, 2019 and 2018 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$98,084	$98,084	$—	$—
U.S. Treasury notes	228,603	228,603	—	—
Government sponsored enterprise securities	103,878	—	103,878	—
Equity securities	2,307	2,307	—	—
Corporate debt securities	88,039	—	88,039	—
Commercial paper	102,212	—	102,212	—
	$623,123	$328,994	$294,129	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$34,018	$34,018	$—	$—
Equity securities	1,309	1,309	—	—
Corporate debt securities	224,474	—	224,474	—
Commercial paper	191,564	—	191,564	—
	$451,365	$35,327	$416,038	$—

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	December 31,
	2019	2018
Finished goods	$3,175	$1,110
Work in process	1,685	483
Raw material	1,481	2,477
	$6,341	$4,070

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Computers and software	$3,724	$3,745
Leasehold improvements	2,560	1,655
Furniture and fixtures	2,115	2,114
Machinery and equipment	113	—
	8,512	7,514
Accumulated depreciation	(5,332)	(4,205)
	$3,180	$3,309

Depreciation of property and equipment was $1.3 million, $1.5 million, and $1.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. During 2019, 2018 and 2017, the Company retired $0.2 million, $1.6 million, and $0.4 million, respectively, of fully depreciated property and equipment.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation and benefits	$21,080	$17,028
Accrued research and development services	14,273	10,367
Accrued consulting and professional fees	13,691	19,325
Accrued sales allowances	11,326	5,849
Current portion of lease liabilities	3,434	—
Accrued royalties	1,971	1,200
Other	1,829	2,629
	$67,604	$56,398

6. Stockholders’ Equity

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

Private Equity Financings

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and the sale of warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant share in a private equity financing. The warrants have an exercise price of $0.01 per share. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model and recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the warrants to purchase 500,000 shares of common stock, of which 493,145 remained outstanding at December 31, 2019, may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise.

Equity Awards

The Company’s 2010 Equity Incentive Plan, as amended to date (the “2010 Plan”), permits the grant of options to employees, directors and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is 10 years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. The 2010 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the 2004 Plan reserve after June 2010. In June 2015, June 2016, June 2017, June 2018, and June 2019, the Company’s stockholders approved amendments to its 2010 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,000,000 shares, 3,000,000 shares, 5,500,000 shares, 6,700,000 shares, and 8,300,000 shares, respectively. In June 2019,  the Company’s stockholders also approved amendment to its 2004 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 600,000 shares. At December 31, 2019, there were 31,254,090 shares of common stock authorized for issuance, of which 12,381,699 shares were available for new grants under the 2010 Plan.

Stock Options

The 2004 Plan provided for the grant of options to employees, directors and consultants. The exercise price of options granted under the 2004 Plan was at 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option was 10 years. Options granted under the 2004 Plan generally vested over a four-year period.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s stock option activity during the year ended December 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	19,868,781	$28.04
Granted	3,502,129	$28.22
Exercised	(3,880,757)	$24.73
Cancelled/forfeited	(2,062,925)	$29.10
Outstanding at December 31, 2019	17,427,228	$28.69	7.5	$247,336
Vested at December 31, 2019	8,622,679	$30.18	6.5	$109,605
Unvested at December 31, 2019	8,804,549	$27.23	8.5	$137,731
Exercisable at December 31, 2019	8,622,679	$30.18	6.5	$109,605

The aggregate intrinsic value of options exercisable as of December 31, 2019 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $42.78 per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was approximately $56.6 million, $11.2 million, and $24.4 million, respectively, determined as of the date of exercise. The Company received $96.0 million in cash from options exercised during the year ended December 31, 2019.

The weighted average per share fair value of options granted during the years ended December 31, 2019, 2018, and 2017 was approximately $15.97, $12.14, and $21.11, respectively. As of December 31, 2019, total unrecognized compensation cost related to stock options was approximately $119.3 million, and the weighted average period over which this cost is expected to be recognized is approximately 2.8 years.

Restricted Stock Units

In 2018, the Company began granting RSUs pursuant to the 2010 Plan and satisfies such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. RSUs generally vest over a four-year period with equal vesting on anniversaries of the grant date.

The following table summarizes the Company’s RSU activity during the year ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	373,706	$21.07
Granted	1,287,453	$25.22
Vested	(84,409)	$21.05
Cancelled/forfeited	(131,587)	$23.97
Outstanding at December 31, 2019	1,445,163	$24.50	$61,824

The weighted average per share fair value of RSUs granted during the years ended December 31, 2018 was approximately $21.07. As of December 31, 2019, total unrecognized compensation cost related to restricted stock options was approximately $22.7 million, and the weighted average period over which this cost is expected to be recognized is approximately 3.8 years.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the closing of the Company’s initial public offering in June 2004. The Purchase Plan included an “evergreen” provision providing that a limited number of additional shares may be added to the shares authorized for issuance on the date of each annual meeting of stockholders for a period of 10 years, which ended with the meeting in 2014. In June 2016, the Company’s stockholders approved an amendment to the Purchase Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 400,000 shares, and at December 31, 2019, a total of 2,525,000 shares of common stock had been reserved for issuance under the Purchase Plan. At December 31, 2019, 485,254 shares of common stock remained available for issuance pursuant to the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2019, 2018, and 2017, a total of 269,037, 233,720, and 192,402 shares of common stock were issued under the Purchase Plan at average per share prices of $16.41, $15.75, and $23.50, respectively. The weighted average per share fair value of purchase rights granted during the years ended December 31, 2019, 2018, and 2017 was $14.24, $8.25, and $11.44, respectively. During the years ended December 31, 2019, 2018, and 2017, the Company recorded cash received from the exercise of purchase rights of $4.4 million, $3.7 million, and $4.5 million, respectively.

7. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the “401(k) Plan”) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $4.3 million, $3.6 million, and $3.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

8. Income Taxes

Domestic and foreign pre-tax loss is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Domestic	$(123,411)	$(78,112)	$(45,249)
Foreign	(110,972)	(165,824)	(243,035)
	$(234,383)	$(243,936)	$(288,284)

At December 31, 2019, the Company had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $426.1 million, $363.2 million, and $1,004.2 million, respectively. The Company recognized state income tax provisions of $0.9 million, $1.3 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. These tax liabilities were associated with minimum taxes in the current year and the apportionment of income to certain state jurisdictions which the Company did not have corresponding NOLs in 2017 and 2018. Utilization of the domestic NOL and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2013. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company completed a study through December 31, 2019 and concluded no additional ownership changes occurred. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal and state NOL carryforwards of $6.9 million and less than $0.1 million will expire in 2025 unless utilized. The remaining federal and state NOL carryforwards will begin to expire in 2026. At December 31, 2019, the Company had federal and state charitable contribution carryforwards of $75.8 million, which will begin to expire in 2021. At December 31, 2019, the Company had $40.4 million of federal R&D credit carryforwards of which $0.2 million will expire in 2020 unless utilized, and the remaining federal R&D credit carryforwards will begin to expire in 2021. At December 31, 2019, the Company had state R&D credit carryforwards of approximately $1.5 million that will begin to expire in 2024 and $13.5 million that have no expiration date. At December 31, 2019, the Company had foreign NOL carryforwards of approximately $1,000.9 million that will begin to expire in 2022 and $3.4 million that have no expiration date. The Company continues to record the deferred tax assets related to these attributes, subject to valuation allowance, until expiration occurs.

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
NOL carryforwards	182,948	170,476
R&D credit carryforwards	48,069	32,984
Capitalized R&D	7,607	7,421
Stock-based compensation	45,440	45,492
Intangibles	59,783	—
Charitable contributions	18,303	8,530
Lease liabilities	2,366	—
Other	8,568	6,220
Total deferred tax assets	373,084	271,123
Valuation allowance	(370,783)	(271,123)
Deferred tax liabilities
Right-of-use assets	(2,301)	—
Total deferred tax liabilities	(2,301)	—
Total net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $99.7 million in 2019 primarily due to an increase in deferred tax assets generated from net operating losses, R&D credits and stock-based compensation expense, and the impact of the Switzerland tax reform, partially offset by the expiration of R&D credits in 2019 and the remeasurement of the Company’s deferred tax balance for changes in future tax rates.

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

During 2019, Switzerland implemented tax reform that is effective for tax years 2020 and forward. As a result, the Company has remeasured the deferred tax assets, primarily comprised of net operating loss carryforwards, at the amount and rate in which it is anticipated they will reverse. Due to the enactment of the cantonal law, the Company recognized a deferred tax asset of $57.0 million in the fourth quarter of 2019, which was fully offset with a valuation allowance. The amount primarily related to deferred tax benefits associated with an allowed step-up of intangible assets for tax purposes. The Company must elect certain components of the Swiss tax reform when it files the 2019 tax return. The Company will continue to monitor Swiss tax reform for any additional interpretative guidance that could result in changes to the amounts that have been recorded.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the pretax loss is summarized as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Amounts computed at statutory federal rate	$(49,365)	$(51,226)	$(98,016)
Stock-based compensation and other permanent differences	6,070	3,432	1,341
R&D credits	(16,687)	(7,941)	(5,573)
Change in valuation allowance	99,846	34,333	(28,230)
State taxes	(2,138)	(1,017)	(26)
Contingencies	1,861	2,938	360
Foreign rate differential	20,413	20,896	61,480
Tax Cuts and Jobs Act	—	—	68,889
Switzerland Tax Reform	(59,181)	—	—
Other	57	(159)	894
Income tax expense	$876	$1,256	$1,119

The tax years 2000-2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company recorded an uncertain tax position reserve of $1.9 million, $3.1 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, due to the 2017 Tax Act, an adjustment of $1.1 million was made to remeasure the uncertain tax position reserve at December 31, 2017. Due to the valuation allowance recorded against the Company’s deferred tax assets, an immaterial amount of the total unrecognized tax benefits as of December 31, 2019 would reduce the annual effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2019 will significantly change within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no interest and/or penalties accrued on the Company’s consolidated balance sheets at December 31, 2019 or 2018, respectively. Further, the Company did not recognize any interest and/or penalties in the statement of operations for the years ended December 31, 2019, 2018 and 2017, respectively, related to uncertain tax positions.

The following table provides a reconciliation of changes in unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$5,037	$1,933	$2,664
Additions related to current period tax positions	1,908	3,104	361
Impact of Tax Cuts and Jobs Act	—	—	(1,092)
Balance at end of period	$6,945	$5,037	$1,933

9. Commitments and Contingencies

Royalty Payments

Pursuant to the terms of its 2006 license agreement with the Ipsen Group, the Company is required to make royalty payments of two percent of net sales of NUPLAZID.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

License Agreements

In May 2018, the Company signed an Exclusivity Deed (the “Deed”) with Neuren Pharmaceuticals Limited (“Neuren”) that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company invested $3.1 million to subscribe for 1,330,000 shares of Neuren and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations in the second quarter of 2018. At December 31, 2019, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through other expense on the statements of operations. Net gain on the strategic investments recognized in other expense in the Consolidated Statements of Operations for the year ended December 31, 2019 was $1.0 million and net loss on strategic investments recognized for the year ended December 31, 2018 was $1.8 million. As of December 31, 2019 and 2018, the aggregate carrying amount of the Company’s strategic equity investment was $2.3 million and $1.3 million, respectively, included in other assets on the Consolidated Balance Sheets.

In August 2018, the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, Neuren received an upfront payment of $10.0 million and is eligible to receive milestone payments of up to $455.0 million, based on the achievement of certain development and annual net sales milestones. In addition, Neuren is eligible to receive tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was recorded in research and development expenses in the Consolidated Statements of Operations in the third quarter of 2018, as there is no alternative use for the asset.

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

Legal Proceedings

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re ACADIA Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019 and the lead plaintiff filed an opposition on July 23, 2019. Defendants filed a reply on August 22, 2019. On November 12, 2019, the Court determined that the motion to dismiss was suitable for resolution without oral argument and took the motion hearing off calendar.

On February 7, 2020, a purported company stockholder filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against the Company’s directors and certain of its current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On February 19, 2020, the Court granted the parties’ stipulation to stay the derivative action pending a ruling on the motion to dismiss in the federal securities class action.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

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

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.3 year to 6.1 years, one of which includes an option to extend the lease for one five-year term. This optional period was not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such option.

The operating lease costs were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Operating lease cost	$5,155	$4,503	$3,828

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,841
Right-of-use assets obtained in exchange for operating lease obligations:	13,399

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

December 31, 2019
Operating lease liabilities
Current portion included in accrued liabilities	$3,434
Operating lease liabilities	6,361
Total operating lease liabilities	$9,795

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2020	$3,563
2021	2,660
2022	2,089
2023	1,192
2024	1,080
Thereafter	1,011
Total lease payments	11,595
Less:
Imputed interest	(1,800)
Total operating lease liabilities	$9,795

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2019, the weighted average remaining lease term is 4.7 years and the weighted average discount rate used to determine the operating lease liability was 8.0%.

In the fourth quarter of 2018, the Company entered into an agreement to lease a new corporate office space in San Diego, California with total minimum lease payments of $53.7 million over an initial term of 10 years and 9 months. As of December 31, 2019, the lease had not yet commenced. This operating lease is expected to commence in the third quarter of 2020, but may commence earlier if the lessor makes the space available for use earlier than anticipated. In connection with this lease agreement, the Company established a letter of credit for $2.2 million, which has automatic annual extensions and is fully secured by restricted cash.

Disclosures related to periods prior to adoption of the New Lease Standard

Estimated annual future minimum payments related to the Company’s operating leases and other long-term contractual obligations were as follows at December 31, 2018 (in thousands):

2019	$4,770
2020	4,170
2021	6,906
2022	7,181
2023	6,568
Thereafter	38,683
$68,278

11. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2019 and 2018 are as follows (in thousands, except per share data):

	Fiscal Year 2019 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$62,959	$83,205	$94,586	$98,326	$339,076
Gross profit(1)	$60,009	$80,247	$92,170	$95,306	$327,732
Net loss	$(85,304)	$(54,941)	$(41,978)	$(53,036)	$(235,259)
Basic and diluted net loss per share(2)	$(0.59)	$(0.38)	$(0.29)	$(0.34)	$(1.60)

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year 2018 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$48,868	$57,063	$58,305	$59,571	$223,807
Gross profit(1)	$46,715	$53,501	$54,466	$56,748	$211,430
Net loss	$(54,296)	$(63,266)	$(62,138)	$(65,492)	$(245,192)
Basic and diluted net loss per share(2)	$(0.44)	$(0.51)	$(0.50)	$(0.50)	$(1.94)

(1)	Determined by subtracting cost of product sales from product sales, net.
(2)

Net loss per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per common share amounts may not equal the annual amounts reported.

12. Subsequent Event

In February 2020, the Company entered into an amendment to the lease agreement dated October 4, 2018 to lease approximately 31,608 square feet of additional corporate office space in San Diego, California with total minimum lease payments of $25.3 million over an initial term of 10 years and 7 months. This operating lease is expected to commence in the third quarter of 2020, but may commence earlier if the lessor makes the space available for use earlier than anticipated.

SCHEDULE II – Valuation and Qualifying Accounts

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Provision Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Prior Period Sales	Balance at End of Period
Allowance for distribution fees, discounts and chargebacks:
For the year ended December 31, 2017	$201	$12,837	$(12,591)	$(201)	$246
For the year ended December 31, 2018	$246	$24,613	$(22,773)	$(246)	$1,840
For the year ended December 31, 2019	$1,840	$33,827	$(31,251)	$(1,840)	$2,576