Form 10-Q
period 2020-03-31
ACADIA PHARMACEUTICALS INC
filed 2020-05-08
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 22, 2020:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	155,724,104

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$173,059	$189,680
Investment securities, available-for-sale	478,347	507,749
Accounts receivable, net	41,636	35,781
Interest and other receivables	2,935	2,093
Inventory	6,318	6,341
Prepaid expenses	22,126	18,606
Total current assets	724,421	760,250
Property and equipment, net	5,089	3,180
Operating lease right-of-use assets	8,613	9,524
Intangible assets, net	2,215	2,585
Restricted cash	5,770	4,787
Other assets	1,342	2,857
Total assets	$747,450	$783,183
Liabilities and stockholders’ equity
Accounts payable	$6,623	$7,222
Accrued liabilities	93,118	67,604
Total current liabilities	99,741	74,826
Operating lease liabilities	6,090	6,361
Other long-term liabilities	3,237	2,861
Total liabilities	109,068	84,048
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at March 31, 2020 and December 31, 2019; 155,441,052 shares and 155,275,300 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	15	15
Additional paid-in capital	2,428,987	2,402,945
Accumulated deficit	(1,792,145)	(1,704,122)
Accumulated other comprehensive income	1,525	297
Total stockholders’ equity	638,382	699,135
Total liabilities and stockholders’ equity	$747,450	$783,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Product sales, net	$90,068	$62,959
Total revenues	90,068	62,959
Operating expenses
Cost of product sales	2,799	2,950
License fees and royalties	2,175	1,630
Research and development	72,636	52,923
Selling, general and administrative	101,973	93,090
Total operating expenses	179,583	150,593
Loss from operations	(89,515)	(87,634)
Interest income, net	2,989	2,934
Other expense	(1,497)	(229)
Loss before income taxes	(88,023)	(84,929)
Income tax expense	—	375
Net loss	$(88,023)	$(85,304)
Net loss per common share, basic and diluted	$(0.57)	$(0.59)
Weighted average common shares outstanding, basic and diluted	155,368	143,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(88,023)	$(85,304)
Other comprehensive income:
Unrealized gain on investment securities	1,226	577
Foreign currency translation adjustments	2	2
Comprehensive loss	$(86,795)	$(84,725)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(88,023)	$(85,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,348	19,883
Amortization of premiums and accretion of discounts on investment securities	87	(1,006)
Amortization of intangible assets	370	370
Loss on strategic investment	1,497	229
Depreciation	294	415
Changes in operating assets and liabilities:
Accounts receivable, net	(5,855)	(3,868)
Interest and other receivables	(842)	(2,113)
Inventory	(37)	(557)
Prepaid expenses	(3,520)	(3,015)
Operating lease right-of-use assets	1,187	833
Other assets	18	105
Accounts payable	(599)	108
Accrued liabilities	24,057	11,035
Operating lease liabilities	(360)	(938)
Long-term liabilities	376	(352)
Net cash used in operating activities	(49,002)	(64,175)
Cash flows from investing activities
Purchases of investment securities	(100,773)	(73,945)
Maturities of investment securities	131,315	97,525
Purchases of property and equipment	(934)	(822)
Net cash provided by investing activities	29,608	22,758
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,754	4,176
Net cash provided by financing activities	3,754	4,176
Effect of exchange rate changes on cash	2	1
Net decrease in cash, cash equivalents and restricted cash	(15,638)	(37,240)
Cash, cash equivalents and restricted cash
Beginning of period	194,467	139,584
End of period	$178,829	$102,344
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$1,269	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Total stockholders’ equity, beginning balances	$699,135	$479,079

Common stock:
Beginning balance	15	14
Ending balance	15	14

Additional paid-in capital:
Beginning balance	2,402,945	1,948,300
Issuance of common stock from exercise of stock options	3,754	4,176
Stock-based compensation	22,288	19,826
Ending balance	2,428,987	1,972,302

Accumulated deficit:
Beginning balance	(1,704,122)	(1,468,863)
Net loss	(88,023)	(85,304)
Ending balance	(1,792,145)	(1,554,167)

Other comprehensive income (loss):
Beginning balance	297	(372)
Other comprehensive income	1,228	579
Ending balance	1,525	207

Total stockholders’ equity, ending balances	$638,382	$418,356

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Risk and Uncertainties

The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and may adversely impact our business. Although the Company did not see a material impact on its net revenue in the first quarter of 2020 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition, operations, suppliers, and workforce.

During the three months ended March 31, 2020, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as described below and in Note 6, investments.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	March 31, 2020		March 31, 2019
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$189,680	$173,059	$134,758	$97,557
Restricted cash	4,787	5,770	4,826	4,787
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$194,467	$178,829	$139,584	$102,344

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. As described further in Note 10, Recent Accounting Pronouncements, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 326-20, Financial Instruments – Credit Losses (“ASC 326-20”) as of January 1, 2020. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about the collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of March 31, 2020 the Company determined that an allowance for credit loss was not required.

Although the Company has not historically experienced significant credit losses, the Company’s exposure may increase due to uncertainties associated with the global economic recession and other disruptions resulting from the COVID-19 pandemic.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million for each of the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, estimated future amortization expense related to the Company’s intangible asset was $1.1 million for the remainder of 2020 and $1.1 million for 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, Commitments and Contingencies, are expensed to license fees and royalties as revenue from product sales is recognized.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at March 31, 2020 and 2019, stock options, employee stock purchase plan rights, restricted stock units, and warrants totaling approximately 21,064,000 shares and 20,623,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of product sales	$849	$995
Research and development	8,457	7,880
Selling, general and administrative	13,042	11,008
	$22,348	$19,883

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw material	$2,907	$3,175
Work in process	988	1,685
Finished goods	2,423	1,481
	$6,318	$6,341

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued sales allowances	$27,581	11,326
Accrued consulting and professional fees	21,711	13,691
Accrued research and development services	16,433	14,273
Accrued compensation and benefits	16,030	21,080
Accrued royalties	3,776	1,971
Current portion of lease liabilities	2,909	3,434
Other	4,678	1,829
	$93,118	$67,604

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$238,541	$1,588	$—	$240,129
Government sponsored enterprise securities	71,030	292	—	71,322
Corporate debt securities	112,075	74	(491)	111,658
Commercial paper	55,204	40	(6)	55,238
	$476,850	$1,994	$(497)	$478,347

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$228,609	$7	$(13)	$228,603
Government sponsored enterprise securities	88,920	5	(30)	88,895
Corporate debt securities	87,785	262	(8)	88,039
Commercial paper	102,151	61	—	102,212
	$507,465	$335	$(51)	$507,749

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of March 31, 2020 and December 31, 2019, the Company held $3.0 million and $24.3 million, respectively, of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company has classified all equity securities as other assets on its Consolidated Balance Sheets.

At March 31, 2020 and December 31, 2019, the Company had 21 and 20 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2020:
Corporate debt securities	$89,774	$(491)	$—	$—	$89,774	$(491)
Commercial paper	24,806	(6)	—	—	24,806	(6)
Total	$114,580	$(497)	$—	$—	$114,580	$(497)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019:
U.S. Treasury notes	$148,397	$(13)	$—	$—	$148,397	$(13)
Government sponsored enterprise securities	61,103	(30)	—	—	61,103	(30)
Corporate debt securities	11,334	(8)	—	—	11,334	(8)
Total	$220,834	$(51)	$—	$—	$220,834	$(51)

As described further in Note 10, Recent Accounting Pronouncements the Company adopted FASB Accounting Standards Codification 326-30, Financial Instruments – Credit Losses (“ASC 326-30”) as of January 1, 2020. ASC 326-30 requires the Company to determine whether a decline in the fair value below the amortized cost basis of available-for-sale securities is due to credit-related factors. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions.

The Company does not intend to sell the investments in unrealized loss position and it is unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at March 31, 2020.

Although the Company has not historically experienced significant losses on its investments, the Company’s exposure may increase due to uncertainties associated with the global economic recession and other disruptions resulting from the COVID-19 pandemic.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2020 and December 31, 2019.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities and equity securities at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$139,886	$139,886	$—	$—
U.S. Treasury notes	251,128	251,128	—	—
Equity securities	810	810	—	—
Government sponsored enterprise securities	71,322	—	71,322	—
Corporate debt securities	111,658	—	111,658	—
Commercial paper	55,238	—	55,238	—
	$630,042	$391,824	$238,218	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$98,084	$98,084	$—	$—
U.S. Treasury notes	228,603	228,603	—	—
Equity securities	2,307	2,307	—	—
Government sponsored enterprise securities	103,878	—	103,878	—
Corporate debt securities	88,039	—	88,039	—
Commercial paper	102,212	—	102,212	—
	$623,123	$328,994	$294,129	$—

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

Private Equity Financings

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and the sale of warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant share in a private equity financing. The warrants have an exercise price of $0.01 per share. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model and recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the warrants to purchase 500,000 shares of common stock, of which 493,145 remained outstanding at March 31, 2020, may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise.

9. Commitments and Contingencies

Royalty Payments

Pursuant to the terms of its 2006 license agreement with the Ipsen Group, the Company is required to make royalty payments of two percent of net sales of NUPLAZID. This obligation terminates in 2021.

License Agreements

In May 2018, the Company signed an Exclusivity Deed (the “Deed”) with Neuren Pharmaceuticals Limited (“Neuren”) that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company paid $3.1 million to purchase 1,330,000 shares of Neuren and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the second quarter of 2018. At March 31, 2020, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through other expense on the statements of operations. Net loss on strategic investments recognized in other expense in the Condensed Consolidated Statements of Operations was $1.5 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The aggregate carrying amount of the Company’s strategic equity investment was $0.8 million and $2.3 million included in other assets on its Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, respectively.

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

In March 2020, the Company entered into a license agreement and research collaboration with Vanderbilt University and obtained exclusive worldwide rights to develop and commercialize novel drug candidates targeting positive allosteric modulators of the muscarinic M1 receptor (the M1 PAM program) with the potential to treat a range of central nervous system disorders. Under the terms of the agreement, the Company paid Vanderbilt University an upfront license fee of $10.0 million and may be required to pay up to $515.0 million in milestone payments based on the achievement of certain clinical and commercial development and annual net sales milestones. In addition, the Company may be required to pay Vanderbilt University tiered royalties based on net sales. Furthermore, the Company is required to spend a minimum annual amount in development and the pursuit of regulatory approval for the M1 PAM compounds over the first three years of the license agreement. Such amounts are not material to the Company. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was expensed to research and development in the first quarter of 2020 as there is no future alternative use for the assets.

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

The Company adopted the above standards on January 1, 2020. The adoption of the new standards did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The Board issued this Update as part of its Simplification Initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, discontinued operations and other comprehensive income). ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt ASU 2019-12 as of the beginning of 2020, however, there is no cumulative effect to be recognized with the early adoption and no material impact on the Company’s consolidated financial statements.

11. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.1 year to 5.8 years, one of which includes an option to extend the lease for one five-year term. This optional period was not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such option.

The operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$1,487	$1,275

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,291	$1,102
Right-of-use assets obtained in exchange for operating lease obligations:	276	11,751

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating lease liabilities
Current portion included in accrued liabilities	$2,909	$3,434
Operating lease liabilities	6,090	6,361
Total operating lease liabilities	$8,999	$9,795

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2020	$2,338
Years ending December 31,
2021	2,720
2022	2,179
2023	1,317
2024	1,090
Thereafter	1,011
Total lease payments	10,655
Less:
Imputed interest	(1,656)
Total operating lease liabilities	$8,999

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2020, the weighted average remaining lease term is 4.9 years and the weighted average discount rate used to determine the operating lease liability was 8.0%.

In the fourth quarter of 2018, the Company entered into an agreement to lease approximately 67,020 square feet of corporate office space in San Diego, California with total minimum lease payments of $50.4 million over an initial term of 10 years and 9 months. In February 2020, the Company entered into the first amendment to this lease agreement to lease approximately 30,608 square feet of additional corporate office space in San Diego, California with total minimum lease payments of $25.3 million over an initial term of approximately 10 years and 7 months. In March 2020, the Company entered into the second amendment to the lease agreement which increased the total minimum lease payments of the original 67,020 square feet of corporate office space to $51.4 million. As of March 31, 2020, the lease had not yet commenced. This operating lease is expected to commence in the third quarter of 2020, but may commence earlier if the lessor makes the space available for use earlier than anticipated. In connection with this lease and its amendment agreements, the Company established a letter of credit for $3.1 million, which has automatic annual extensions and is fully secured by restricted cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 included with our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID® (pimavanserin) and other drug candidates, the potential market opportunities for pimavanserin and other drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than in Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID and other drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, the potential or expected impact of the global COVID-19 pandemic on our business, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

Overview

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. Additionally, as a result of the pandemic, there have been changes in the practice of medical care and medical education. For example, some health care providers are converting patient visits to telemedicine, enrollment in clinical trials across the industry has been impacted, our sales force’s ability to call upon hospitals, long-term care and skilled nursing facilities has been restricted or converted to remote access, and many medical congresses, an important means for medical education, have been cancelled or conducted virtually.

In an effort to protect the health and safety of our employees, we adopted recommended policies applicable to office-based employees as well as our field-based commercial and medical affairs personnel, such as working from home, limiting employees to essential on site work only, and suspending all business travel. We are providing an uninterrupted supply of NUPLAZID to patients. We are monitoring our supply chain closely and do not anticipate disruptions in our ability to deliver NUPLAZID to patients. As a result of the COVID-19 pandemic, we have temporarily paused enrollment of new patients in our clinical trials, while continuing to advance our clinical programs around the world in accordance with applicable regulatory guidance and local policies.

Although we did not see a material impact on NUPLAZID net sales in the quarter ended March 31, 2020, the duration and ultimate effect of the COVID-19 pandemic on our business, results of operations, financial condition and prospects are difficult to assess or predict at this time. We are continuing to actively monitor the situation and may take further actions affecting our business operations as we deem necessary and in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration (FDA), in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis, or PD Psychosis. We hold worldwide commercialization rights to pimavanserin. NUPLAZID is available in 34 mg capsule and 10 mg tablet.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we plan to continue to study the use of pimavanserin in multiple disease states. For example, we believe dementia-related psychosis (DRP), represents one of our most important opportunities for further exploration. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of DRP, would be stopped early as part of a planned interim efficacy analysis for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo. In December 2019, we announced top-line results from the HARMONY study in connection with a presentation at the 12th Clinical Trials on Alzheimer’s Disease (CTAD) Meeting. Pimavanserin met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). In addition, pimavanserin met the key secondary endpoint in the study by significantly reducing the risk of discontinuation of any reason by 2.2 fold (HR = 0.452; one-sided p=0.0024). Pimavanserin was well-tolerated over the entire nine-month study duration. Patients receiving pimavanserin treatment had no worsening in cognition or motor symptoms from baseline. Following our meeting with the FDA in March 2020, we plan to submit a supplemental New Drug Application (sNDA) for DRP in the summer of 2020. An estimated 8.0 million people in the United States are living with dementia, and studies suggest that approximately 30% of dementia patients, or 2.4 million people, have psychosis, commonly consisting of delusions and hallucinations. Approximately 1.2 million patients in the United States are currently treated for DRP. In the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation for pimavanserin for the treatment of DRP.

According to the National Institute of Mental Health, major depressive disorder (MDD), affects approximately 17 million adults in the United States, with approximately 2.5 million adults treated with adjunctive therapy. The majority of people who suffer from MDD do not respond adequately to initial antidepressant therapy. In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin for adjunctive treatment in 207 patients with MDD who had a confirmed inadequate response to existing first-line, SSRI or SNRI, antidepressant therapy. In the study, pimavanserin met the pre-specified primary endpoint and key secondary endpoint demonstrating statistically significant improvement in the Hamilton Depression-17 Rating Scale and the Sheehan Disability Scale, respectively, relative to placebo. Positive results were also observed in seven additional secondary endpoints including response rate, improvement in the symptoms of sexual dysfunction, and a reduction in daytime sleepiness. Pimavanserin was generally well-tolerated in the study with no meaningful weight gain observed or impact on motor function. In February 2019, we conducted an End-of-Phase 2 Meeting with the FDA and in April 2019 we initiated our Phase 3 CLARITY program, consisting of two Phase 3 studies, CLARITY-2 (U.S. study) and CLARITY-3 (international study), evaluating pimavanserin as an adjunctive treatment for major depressive disorder. Although we temporarily paused enrollment of new patients due to the COVID-19 pandemic, we are now ready to resume enrollment of new patients in these studies. However, given that CLARITY-2 and CLARITY-3 are just over 50% enrolled, we are also considering not enrolling any additional patients and instead combining these two studies into one study with a pre-specified statistical analysis plan. We plan to discuss this proposal with the FDA in a meeting scheduled for the second quarter.

Schizophrenia remains a disease area with high unmet need and we are currently exploring the utility of pimavanserin in this area. In the fourth quarter of 2016, we initiated our ADVANCE study, a Phase 2 study that evaluated pimavanserin for the adjunctive treatment of the negative symptoms of schizophrenia, for which there are currently no FDA-approved therapies. Negative symptoms of schizophrenia have been associated with poor long-term outcomes and disability even when the positive symptoms are well controlled, representing a high unmet need. In November 2019, we announced positive top-line results from our ADVANCE study that evaluated the efficacy of adjunctive pimavaserin compared to placebo in 403 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. Pimavanserin demonstrated a statistically significant improvement on the study’s primary endpoint, the change from baseline to week 26 on the Negative Symptom Assessment-16 (NSA-16) total score compared to placebo (p=0.043). A greater improvement in the NSA-16 total score compared to placebo was observed in patients who received the highest pimavanserin dose of 34 mg (n=107; unadjusted p=0.0065). 53.8% of patients who were randomized to receive pimavanserin completed the trial on 34 mg, 44.7% on 20 mg, and 1.5% on 10 mg. In the study, pimavanserin did not separate from placebo on the key secondary endpoint, the Personal and Social Performance (PSP), scale. We plan to commence a second pivotal study, ADVANCE-2, with the 34 mg dose of pimavanserin during the second half of 2020. While we are continuing preparatory activities, including virtual site initiation visits where necessary so we are fully prepared to start ADVANCE-2, due to the COVID-19 pandemic, there can be no assurance at this time that we will be able to initiate the study in the second half of 2020.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren. Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Trofinetide is a novel synthetic analog of the amino-terminal tripeptide of insulin-like growth factor 1 (IGF-1), designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA Fast Track Status and an Orphan Drug Designation in the U.S. and an Orphan Designation in Europe, as well as Rare Pediatric Disease designation in the U.S. Currently, there are no approved medicines for the treatment of Rett syndrome. In October 2019, we initiated the Phase 3 LAVENDER randomized, double-blind placebo-controlled study evaluating trofinetide in girls and young women 5-20 years of age with Rett syndrome. As a result of the COVID-19 pandemic, we temporarily paused enrollment of new patients in the LAVENDER study. At this time, we continue to expect results from our LAVENDER study in 2021 but we are unable to predict with certainty how the pandemic might affect the timing for completion of that study.

In March 2020, we acquired an exclusive worldwide license to develop and commercialize novel drug candidates targeting positive allosteric modulators (PAMs) of the muscarinic M1 receptor with the potential to treat a range of central nervous system (CNS) disorders, from Vanderbilt University. Under the agreement, we obtained exclusive worldwide rights to certain highly selective M1 PAMs, which represent a promising approach for improving cognitive function and other neuropsychiatric symptoms in patients suffering from CNS disorders. The agreement includes a portfolio of candidates, with molecules at various stages of testing, including a lead compound in early Phase 1 testing, several additional compounds in pre-clinical development as well as any additional compounds generated in an ongoing discovery program. Under the terms of the license and collaboration agreement, Vanderbilt University received $10 million upfront and is eligible for potential milestones payments of up to $515 million and tiered royalties.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of March 31, 2020, we had an accumulated deficit of $1.8 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PD Psychosis, including depression and schizophrenia. While we intend to submit a sNDA to the FDA for DRP in summer 2020, at this time, due to the risks in the regulatory and approval processes, we are unable to estimate with any certainty the costs we will incur for the continued development activities of DRP, including work necessary to support the submission and review of the sNDA. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies. We expect to incur increased research and development expenses as a result of our development of trofinetide under the exclusive North American license granted to us by Neuren, including the costs of the Phase 3 LAVENDER study and a long term extension study. We currently are responsible for all costs incurred in the development of trofinetide, as well as milestone payments subject to achievement of development milestones. We expect to incur increased research and development expenses as a result of our recently executed exclusive worldwide license agreement for the M1 PAM program and the research collaboration with Vanderbilt University. We currently are responsible for all costs incurred in the development of the M1 PAM program as well as milestone payments subject to achievement of development milestones.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin and trofinetide. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Costs of external service providers:
NUPLAZID (pimavanserin)	$28,994	$29,354
Trofinetide	9,633	2,809
Other programs	11,620	524
Subtotal	50,247	32,687
Internal costs	13,932	12,356
Stock-based compensation	8,457	7,880
Total research and development	$72,636	$52,923

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within schizophrenia and depression, and the development of trofinetide and the M1 PAM program. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PD Psychosis, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PD Psychosis, including our studies within schizophrenia and depression indications and the development of trofinetide in Rett syndrome and the development of the M1 PAM program. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. Other than the adoption of ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments and ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments as described in Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 2 — Presentation and Significant Accounting Policies and Note 6 — Investments” of this quarterly report, there have been no significant changes to our critical accounting policies and estimates since December 31, 2019. For a description of our critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our development of pimavanserin in additional indications other than PD Psychosis, our development of trofinetide and the M1 PAM program, and the progress and timing of expenditures related to studies pursuant to our post-marketing commitments. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact of COVID-19 pandemic may have on our business, results of operations, financial condition and prospects, including with respect to our financial results for the remainder of fiscal 2020. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended March 31, 2020 and 2019

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $90.1 million and $63.0 million for the three months ended March 31, 2020 and 2019, respectively. The increase in net product sales of $27.1 million was primarily due to growth in NUPLAZID unit sales of approximately 32% in the three months ended March 31, 2020 as compared to the same period in 2019. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2020 compared to 2019.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2020 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2019	$2,576	$316	$11,326	$14,218
Provision related to current period sales	10,748	410	24,472	35,630
Credits/payments for current period sales	(7,746)	(24)	(39)	(7,809)
Credits/payments for prior period sales	(2,576)	(316)	(8,178)	(11,070)
Balance as of March 31, 2020	$3,002	$386	$27,581	$30,969

Cost of Product Sales

Cost of product sales was $2.8 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively, or approximately 3% and 5% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the three months ended March 31, 2020 as compared to the same period in 2019 due primarily to a higher average selling price for NUPLAZID in the current period and a reduction in manufacturing levels resulting in a decrease of direct manufacturing and related charges, coupled with lower adjustments to finished goods inventory to its net realizable value.

License Fees and Royalties

License fees and royalties were $2.2 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $72.6 million for the three months ended March 31, 2020, including $8.5 million in stock-based compensation expense, from $52.9 million for the three months ended March 31, 2019, including $7.9 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $17.6 million in external costs and an increase of $2.1 million in personnel and related costs, including an increase of $0.6 million in stock-based compensation expense. The increase in external costs was primarily due to an upfront payment of $10.0 million to Vanderbilt University for the license agreement and research collaboration to develop and commercialize M1 PAM program and increased development costs of $6.8 million associated with trofinetide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $102.0 million for the three months ended March 31, 2020, including $13.0 million in stock-based compensation expense, from $93.1 million for the three months ended March 31, 2019, including $11.0 million in stock-based compensation expense. The increase in selling, general and administrative expenses was mainly due to an increase of $6.5 million in personnel and related costs, including an increase of $2.0 million in stock-based compensation expense, as well as increased external investments in medical affairs. The increase in personnel and related costs was due to increased headcounts in commercial and administrative support team during the three months ended March 31, 2020 as compared to the same period of 2019. This was partially offset by a decrease in marketing expense.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income, and, since 2016, with revenues from sales of NUPLAZID. In September 2019, we raised net proceeds of approximately $271.5 million in a follow-on public offering of our common stock. In November 2018, we raised net proceeds of approximately $298.5 million in a follow-on public offering of our common stock. In January and August 2016, we raised total net proceeds of approximately $497.5 million in follow-on public offerings of our common stock, and in 2014 we raised net proceeds of $196.8 million in a public offering of our common stock. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned commercial activities for NUPLAZID, our ongoing and planned development activities for pimavanserin in additional indications other than PD Psychosis, studies to be conducted pursuant to our post-marketing commitments and our ongoing and planned development activities for trofinetide for the treatment of Rett syndrome and for various M1 PAM compounds under the agreement with Vanderbilt University. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next twelve months.

We may require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID;

•	the costs of our development activities for trofinetide;
•	the costs of our development activities for the M1 PAM program;
•	the costs of maintaining and developing our sales and marketing capabilities for NUPLAZID;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the amount of U.S. product sales from NUPLAZID;
•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the United States, and in additional indications other than PD Psychosis and for other product candidates, as well as the costs required to support review of such applications;

•	the costs of manufacturing and distributing NUPLAZID for commercial use in the United States;
•

our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the United States or in additional indications other than PD Psychosis, or from trofinetide, the M1 PAM program and other product candidates;

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

•	our ability to enter into new collaboration and license agreements;
•	the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;
•	the costs involved in filing, prosecuting, enforcing, and defending patent claims and other intellectual property rights;
•	the costs of maintaining or securing manufacturing arrangements for clinical or commercial production of pimavanserin, trofinetide or other product candidates; and
•	the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to NUPLAZID.

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, public or private sales of our securities, debt financings, strategic collaborations, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, due to the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

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

At March 31, 2020, we had $651.4 million in cash, cash equivalents, and investment securities, compared to $697.4 million at December 31, 2019. This $46.0 million decrease was primarily due to cash used in operating activities. Net cash used in operating activities decreased to $49.0 million for the three months ended March 31, 2020 compared to $64.2 million for the three months ended March 31, 2019. This decrease in cash used in operations was primarily due to an increase in our net revenues, offset by additional clinical study activities.

Net cash provided by investing activities totaled $29.6 million for the three months ended March 31, 2020 compared to net cash provided by investing activities of $22.8 million for the three months ended March 31, 2019. The increase in net cash provided by investing activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to increased net maturities of investment securities.

Net cash provided by financing activities decreased to $3.8 million for the three months ended March 31, 2020 compared to $4.2 million for the three months ended March 31, 2019. This decrease in net cash provided by financing activities for the three months ended March 31, 2020 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

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

Successful commercialization of NUPLAZID is subject to many risks, and there is no guarantee that we will be able to successfully commercialize NUPLAZID for additional approved indications beyond PD Psychosis. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to further expand and develop the team in order to successfully commercialize NUPLAZID for additional indication. Even if we are successful in developing our commercial team, there are many factors that could cause the commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it is especially difficult to estimate NUPLAZID’s market potential for its approved indication and potential additional indications. The commercial success of NUPLAZID currently depends on the extent to which patients and physicians recognize and diagnose PD Psychosis and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PD Psychosis, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PD Psychosis is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID, perceived safety issues, or for other reasons, the commercial potential of NUPLAZID will be limited. We have limited information about how physicians, patients and payors have responded and will respond to the pricing of NUPLAZID. We have changed, and may continue to change, the price of NUPLAZID from time to time. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative publicity related to NUPLAZID, or negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

In addition, our business could be adversely affected by the effects of public health threats, including the ongoing COVID-19 pandemic. Although we did not see a material impact on our net sales of NUPLAZID for the quarter ended March 31, 2020, we are expecting sales of NUPLAZID to be negatively impacted by changes in commercial practices resulting from COVID-19, such as the need to adapt to the widespread transition to telemedicine and possible decreases in initial diagnoses, and therefore we recently revised our financial guidance for 2020 to reflect this expectation. The ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time and no assurances can be given that the pandemic will not have a significant impact on our business, results of operations, financial condition and prospects.

If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of pimavanserin for other additional indications in the United States, or for any indication in foreign jurisdictions, or regulatory approval of trofinetide for Rett syndrome, we will not be able to market pimavanserin for other indications or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.*

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of dementia-related psychosis, would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis. In December 2019, we announced top-line results from the HARMONY study in a presentation at the 12th CTAD Meeting. Pimavanserin was well-tolerated in the study and met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). We plan to submit a sNDA to the FDA for the treatment of dementia-related psychosis in the summer of 2020. We initiated a Phase 3 program for pimavanserin as an adjunctive treatment for major depressive disorder in April 2019 and we initiated the Phase 3 LAVENDER study of trofinetide for Rett syndrome in October 2019. We are currently making preparations to initiate the Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in the second half of 2020. There is no guarantee that any of these ongoing studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve pimavanserin or trofinetide for any of those indications. In particular, even if we submit a sNDA for pimavanserin in dementia-related psychosis, the sNDA will be subject to FDA review to determine whether the sNDA is adequate to support approval of pimavanserin for that indication. Even if a sNDA submission is accepted for filing by the FDA, the FDA retains complete discretion in deciding whether or not to approve a sNDA and there is no guarantee that pimavanserin will be approved for the treatment of dementia-related psychosis.

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

If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to NUPLAZID do not meet our or others’ expectations, the market price of our common stock could decline significantly

Even though the FDA has granted approval of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis, the terms of the approval may limit its commercial potential. Additionally, NUPLAZID is still subject to substantial, ongoing regulatory requirements.

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

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. There remain legal and political challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. Legislation enacted in 2017, informally title the Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and also increases for 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. Given that the current patient population for NUPLAZID is primarily Medicare beneficiaries, accelerating the closure of the coverage gap and the increase in the discount that must be paid, could have a significant impact on the Company’s business in 2020 and beyond. In December 2018, CMS published a new rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of litigation regarding the method CMS uses to determine this risk adjustment. However, on April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in “risk corridor” funding. On December 14, 2018, a federal judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2 percent per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Additionally, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. Although a number of such measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval. It is also possible that additional governmental action may be taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan (QHP) issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic. CMS noted its concern that such activities may divert provider attention from caring for patients, as well as jeopardize the health and safety of QHP issuer staff and survey vendor staff.

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

We have experienced significant net losses since our inception. As of March 31, 2020, we had an accumulated deficit of approximately $1.8 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidate opportunities.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $651.4 million at March 31, 2020. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID, and other research and development programs;

•	the costs of our development activities for trofinetide;
•	the costs of our development activities for the M1 PAM program;
•	the costs of maintaining and developing our sales and marketing capabilities for NUPLAZID;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the amount of U.S. product sales from NUPLAZID;
•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the United States, and in additional indications other than in PD Psychosis, and for other product candidates, as well as the costs required to support review of such applications;

•	the costs of manufacturing and distributing NUPLAZID for commercial use in the United States;
•

our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the United States or in additional indications other than in PD Psychosis, or from trofinetide, the M1 PAM program and other product candidates;

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

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, public or private sales of our securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical government employees and stop critical activities. If repeated or prolonged government shutdowns occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, and negatively impact other government operations on which we rely, which could have a material adverse effect on our business. In addition, the COVID-19 pandemic may affect processing times as the FDA reallocates resources to immediate needs such as the review and approval of viral and antibody tests, therapeutic treatments for use by COVID-19 patients and SARS-CoV-2 vaccines.

There is no guarantee that future studies with pimavanserin will be successful.

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced successful results from the Phase 3 -020 Study of pimavanserin for PD Psychosis. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with AD Psychosis. Even though we successfully completed this Phase 2 exploratory study, or the -019 Study, and the -020 Study, those results may not be predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PD Psychosis, such as in dementia-related psychosis, schizophrenia, and depression. However, prior to the  Phase 3 HARMONY study that we initiated in the fourth quarter of 2017, which was stopped early for efficacy in September 2019, we had never tested pimavanserin in clinical studies where the primary outcome was for the broad indication of dementia-related psychosis, and prior to the Phase 2 CLARITY study in major depressive disorder for which we announced positive top-line results in October 2018, we had never tested pimavanserin in clinical studies in depression. Additionally, prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other studies that we had with the -020 Study, the HARMONY study, the ADVANCE study, and the CLARITY study. For example, in July 2019 we announced top-line results from the Phase 3 ENHANCE study evaluating pimavanserin as an adjunctive treatment in inadequate response schizophrenia. In this study pimavanserin did not achieve statistical significance on either the primary endpoint or the key secondary endpoint. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PD Psychosis or for other indications will be consistent with those from the -019 Study or -020 Study.

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

In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin as an adjunctive treatment for major depressive disorder and in April 2019, we initiated our Phase 3 CLARITY program, consisting of two Phase 3 studies, CLARITY-2 and CLARITY-3, evaluating pimavanserin as an adjunctive treatment for major depressive disorder. In July 2019, we announced top-line results from the Phase 3 ENHANCE study evaluating pimavanserin as an adjunctive treatment in inadequate response schizophrenia. In this study pimavanserin did not achieve statistical significance on either the primary endpoint or the key secondary endpoint. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of dementia-related psychosis, would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis.

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

In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters or public health emergencies. For example, as a result of the COVID-19 pandemic, we have temporarily paused enrollment of new patients in our ongoing clinical trials, as well as commencement of new trials. If patients withdraw from our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trial results are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

Public health threats, including the current global COVID-19 pandemic, could have an adverse effect on our operations and financial results, or may cause us to modify or suspend our financial guidance.*

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. The rapid global spread of COVID-19 has had a major impact on the financial markets, the global economy and the economies of particular countries or regions, and has led to travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders imposed by authorities and the extended shutdown of certain non-essential businesses in the United States throughout the world, including in countries where we have planned or active clinical trials. In an effort to protect the health and safety of our employees, we adopted recommended policies applicable to office-based employees as well as our field-based commercial and medical affairs personnel, such as working from home, limiting employees to essential on site work only, and suspending all business travel. The effects and duration of such measures could have a material adverse impact on our business, results of operations, financial condition and prospects. In addition, travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

Our sales force has had physical access to hospitals, clinics, long-term care and skilled nursing facilities, healthcare providers and pharmacies curtailed, which may have a material adverse effect on our future sales. While digital tools are available to our field employees to facilitate remote meetings with healthcare providers, we cannot ensure that these methods will be effective. Additionally, patients who are currently using NUPLAZID or who are eligible to use NUPLAZID, may be unable to meet with their healthcare providers in person, which may reduce the number of prescription refills or new patient starts, affecting our revenues both in our currently approved indication and potentially impacting our anticipated launches in other indications, if approved.

Our clinical trials have been impacted by the COVID-19 pandemic. We have temporarily paused enrollment of new patients in our ongoing clinical trials as well as commencement of new trials, and our data collection and site monitoring activities relating to currently active clinical trials could be delayed or otherwise impeded by travel and access restrictions and diversion of healthcare resources toward treating COVID-19 patients, among other things.

Although we did not see a material impact on NUPLAZID net sales in the quarter ended March 31, 2020, the ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time and no assurances can be given that the pandemic will not have a significant impact on our business, results of operations, financial condition and prospects. Furthermore, this uncertainty may cause us to retract, suspend or modify our existing financial guidance, and/or negatively affect our ability to provide financial guidance for 2020 and future periods.

We rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing product candidates.*

Although we design and manage our current preclinical studies and clinical trials, we currently do not have the ability to conduct clinical trials for our product candidates on our own. We rely on contract research organizations, medical institutions, clinical investigators, and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. In addition, we also rely on third parties to assist with our preclinical studies, including studies regarding biological activity, safety, absorption, metabolism, and excretion of product candidates. Some of these third parties may experience shutdowns or other disruptions as a result of the COVID-19 pandemic and therefore may be unable to provide the level of service that we have received in the past.

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

We currently depend, and in the future will continue to depend, on third parties to manufacture NUPLAZID, trofinetide and any other product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID, trofinetide or any other product candidates.*

We have no manufacturing facilities and only limited experience as an organization in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, NUPLAZID and our product candidates.

We have contracted with Patheon Pharmaceuticals Inc. and Catalent Pharma Solutions, LLC to manufacture NUPLAZID drug product for commercial use in the United States. Additionally, we have contracted with Siegfried AG to manufacture active pharmaceutical ingredient, or API, to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for NUPLAZID drug product or NUPLAZID API, and we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. While we currently have over two years of pimavanserin API and over nine months of NUPLAZID finished product on hand to continue our commercial and clinical operations as planned, depending on the length of the COVID-19 pandemic and whether further disruptions occur, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from the COVID-19 outbreak, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute NUPLAZID for commercial sales and our product candidates for our clinical trials and research and development operations. Additionally, if NUPLAZID is approved for commercial sale in jurisdictions outside the United States, we will need to contract with a third party to manufacture such products for commercial sale in the United States and/or in such other jurisdictions.

We have contracted with manufacturers to produce clinical supplies of trofinetide to support the development program. If trofinetide or any other product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to contract with a third party to manufacture such products for commercial sale in the United States and/or in such other jurisdictions.

Even though we have agreements with Patheon and Catalent for the manufacture of NUPLAZID drug product and with Siegfried for the manufacture of NUPLAZID API for commercial use, and even if we successfully enter into long-term agreements with other manufacturers, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. Presently, we have only one supplier of API, two suppliers for the 34mg capsule and one supplier for the 10mg tablet of NUPLAZID. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market NUPLAZID or trofinetide or any other product candidates. While we believe that there will be alternative sources available to manufacture NUPLAZID and trofinetide and any other product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

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

The manufacture of pharmaceutical products requires significant and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly-enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of NUPLAZID or trofinetide or any other product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize NUPLAZID in the United States, or provide trofinetide or any other product candidates to patients in clinical trials, would be jeopardized. Any delay or interruption in our ability to meet commercial demand for NUPLAZID and any other approved products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

As of March 31, 2020, we employed approximately 550 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

If we fail to comply with the obligations in agreements under which we license intellectual property rights from third parties, we could lose license rights to certain of our product candidates. *

In August 2018, we entered into a license agreement with Neuren, and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. In March 2020, we entered into a license agreement with Vanderbilt University, and obtained exclusive worldwide license to develop and commercialize M1 PAM program, and we may enter into additional license agreements in the future.

Our agreements with Neuren and Vanderbilt University impose, and we expect that future agreements where we in-license intellectual property will impose, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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
•

the impact of the COVID-19 pandemic on our business, including the ability of our field sales force to meet with healthcare providers, visit physician’s offices, hospitals and other healthcare facilities (including long-term care and skilled nursing facilities);

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the 2017 Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating losses and certain other tax attributes to offset future taxable income or taxes may be limited.*

Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 Tax Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

For example, the use of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis competes with off-label use of antipsychotic drugs, including the generic drugs quetiapine and clozapine. If approved, pimavanserin for the treatment of dementia-related psychosis would compete with off-label use of antipsychotic drugs, including the generic drugs risperidone and quetiapine, and drugs indicated for the treatment of Alzheimer’s disease and dementia in patients with Alzheimer’s disease, including Aricept, marketed by Eisai Inc. and Pfizer Inc., and Namenda, marketed by Forest Laboratories, LLC, a wholly-owned subsidiary of Actavis. Pimavanserin for the adjunctive treatment of schizophrenia, if approved for that indication, would compete with Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., Caplyta, marketed by IntraCellular Therapeutics and generic drugs, including olanzapine, risperidone, aripiprazole and clozapine. Pimavanserin for the adjunctive treatment of major depressive disorder, if approved for that indication, would compete with Rexulti, off-label use of antipsychotic drugs and the generic drugs olanzapine, risperidone, aripiprazole and clozapine.

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

•	regulatory developments in the United States and in foreign countries;
•	changes in the structure of healthcare payment systems;
•	the announcement of, or developments in, any litigation matters;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•	economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest.

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

Adverse securities and credit market conditions may significantly affect our ability to raise capital.*

Historically, turmoil and volatility in the financial markets (including recent volatility as a result of the COVID-19 pandemic) have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to financing in the future. This could have a material adverse effect on our ability to access funding on acceptable terms, or at all, and our stock price may suffer further as a result.

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

10.1	First Amendment to Office Lease, dated December 23, 2019, between the Registrant and Kilroy Realty, L.P.*

10.2	Second Amendment to Office Lease, dated March 12, 2020, between the Registrant and Kilroy Realty, L.P.*

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 7, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Certain portions of this exhibit (indicated by “[…***…]” have been omitted pursuant to confidential treatment).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: May 7, 2020	By:	/s/ Elena Ridloff
Elena Ridloff
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)