Form 10-Q
period 2020-06-30
ACADIA PHARMACEUTICALS INC
filed 2020-08-06
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 22, 2020:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	157,680,830

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$310,441	$189,680
Investment securities, available-for-sale	348,110	507,749
Accounts receivable, net	43,785	35,781
Interest and other receivables	2,343	2,093
Inventory	6,210	6,341
Prepaid expenses	24,846	18,606
Total current assets	735,735	760,250
Property and equipment, net	6,687	3,180
Operating lease right-of-use assets	7,880	9,524
Intangible assets, net	1,846	2,585
Restricted cash	5,770	4,787
Other assets	1,731	2,857
Total assets	$759,649	$783,183
Liabilities and stockholders’ equity
Accounts payable	$6,466	$7,222
Accrued liabilities	79,956	67,604
Total current liabilities	86,422	74,826
Operating lease liabilities	5,669	6,361
Other long-term liabilities	4,545	2,861
Total liabilities	96,636	84,048
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at June 30, 2020 and December 31, 2019; 157,383,379 shares and 155,275,300 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	15	15
Additional paid-in capital	2,495,804	2,402,945
Accumulated deficit	(1,834,286)	(1,704,122)
Accumulated other comprehensive income	1,480	297
Total stockholders’ equity	663,013	699,135
Total liabilities and stockholders’ equity	$759,649	$783,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Product sales, net	$110,103	$83,205	$200,171	$146,164
Total revenues	110,103	83,205	200,171	146,164
Operating expenses
Cost of product sales	2,899	2,958	5,698	5,908
License fees and royalties	2,575	2,037	4,750	3,667
Research and development	64,295	67,320	136,931	120,243
Selling, general and administrative	84,344	67,981	186,317	161,071
Total operating expenses	154,113	140,296	333,696	290,889
Loss from operations	(44,010)	(57,091)	(133,525)	(144,725)
Interest income, net	1,825	2,527	4,814	5,461
Other income (expense)	437	(12)	(1,060)	(241)
Loss before income taxes	(41,748)	(54,576)	(129,771)	(139,505)
Income tax expense	393	365	393	740
Net loss	$(42,141)	$(54,941)	$(130,164)	$(140,245)
Net loss per common share, basic and diluted	$(0.27)	$(0.38)	$(0.83)	$(0.97)
Weighted average common shares outstanding, basic and diluted	156,535	144,314	155,951	144,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(42,141)	$(54,941)	$(130,164)	$(140,245)
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities	(43)	348	1,183	925
Foreign currency translation adjustments	(2)	(1)	—	1
Comprehensive loss	$(42,186)	$(54,594)	$(128,981)	$(139,319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(130,164)	$(140,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	41,855	40,305
Amortization of premiums and accretion of discounts on investment securities	481	(1,995)
Amortization of intangible assets	739	739
Loss on strategic investment	1,060	241
Depreciation	648	741
Changes in operating assets and liabilities:
Accounts receivable, net	(8,004)	(5,691)
Interest and other receivables	(250)	758
Inventory	(20)	273
Prepaid expenses	(6,240)	2,220
Operating lease right-of-use assets	2,025	1,133
Other assets	66	70
Accounts payable	(756)	1,483
Accrued liabilities	11,853	(1,576)
Operating lease liabilities	(862)	(1,077)
Long-term liabilities	1,684	49
Net cash used in operating activities	(85,885)	(102,572)
Cash flows from investing activities
Purchases of investment securities	(100,813)	(176,677)
Maturities of investment securities	261,153	210,904
Purchases of property and equipment	(3,867)	(842)
Net cash provided by investing activities	156,473	33,385
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	51,155	8,822
Net cash provided by financing activities	51,155	8,822
Effect of exchange rate changes on cash	1	—
Net increase (decrease) in cash, cash equivalents and restricted cash	121,744	(60,365)
Cash, cash equivalents and restricted cash
Beginning of period	194,467	139,584
End of period	$316,211	$79,219
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$288	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total stockholders’ equity, beginning balances	$638,382	$418,356	$699,135	$479,079

Common stock:
Beginning balance	15	14	15	14
Ending balance	15	14	15	14

Additional paid-in capital:
Beginning balance	2,428,987	1,972,302	2,402,945	1,948,300
Issuance of common stock from exercise of stock options and units	43,431	2,447	47,185	6,623
Issuance of common stock pursuant to employee stock purchase plan	3,970	2,199	3,970	2,199
Stock-based compensation	19,416	20,506	41,704	40,332
Ending balance	2,495,804	1,997,454	2,495,804	1,997,454

Accumulated deficit:
Beginning balance	(1,792,145)	(1,554,167)	(1,704,122)	(1,468,863)
Net loss	(42,141)	(54,941)	(130,164)	(140,245)
Ending balance	(1,834,286)	(1,609,108)	(1,834,286)	(1,609,108)

Other comprehensive income (loss):
Beginning balance	1,525	207	297	(372)
Other comprehensive (loss) income	(45)	347	1,183	926
Ending balance	1,480	554	1,480	554

Total stockholders’ equity, ending balances	$663,013	$388,914	$663,013	$388,914

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

Risk and Uncertainties

The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and has impacted the Company’s business, including by causing the vast majority of the Company’s workforce to work remotely since March 2020. Although the Company did not see a material impact on its net revenue in the first half of 2020 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition, operations, suppliers, and workforce.

During the six months ended June 30, 2020, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as described below and in Note 6, investments.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$189,680	$310,441	$134,758	$74,432
Restricted cash	4,787	5,770	4,826	4,787
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$194,467	$316,211	$139,584	$79,219

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. As described further in Note 10, Recent Accounting Pronouncements, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 326-20, Financial Instruments – Credit Losses (“ASC 326-20”) as of January 1, 2020. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about the collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of June 30, 2020 the Company determined that an allowance for credit loss was not required.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million and $0.7 million for each of the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, estimated future amortization expense related to the Company’s intangible asset was $0.7 million for the remainder of 2020 and $1.1 million for 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, Commitments and Contingencies, are expensed to license fees and royalties as revenue from product sales is recognized.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at June 30, 2020 and 2019, stock options, employee stock purchase plan rights, restricted stock units, and warrants totaling approximately 19,930,000 shares and 23,389,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product sales	$743	$803	$1,592	$1,798
Research and development	7,235	7,901	15,692	15,781
Selling, general and administrative	11,529	11,718	24,571	22,726
	$19,507	$20,422	$41,855	$40,305

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw material	$2,677	$3,175
Work in process	1,173	1,685
Finished goods	2,360	1,481
	$6,210	$6,341

Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation and benefits	$20,005	$21,080
Accrued consulting and professional fees	19,611	13,691
Accrued research and development services	19,355	14,273
Accrued sales allowances	12,884	11,326
Current portion of lease liabilities	2,653	3,434
Accrued royalties	2,214	1,971
Other	3,234	1,829
	$79,956	$67,604

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$185,739	$656	$—	$186,395
Government sponsored enterprise securities	38,445	111	—	38,556
Corporate debt securities	90,142	567	(1)	90,708
Commercial paper	32,317	134	—	32,451
	$346,643	$1,468	$(1)	$348,110

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$228,609	$7	$(13)	$228,603
Government sponsored enterprise securities	88,920	5	(30)	88,895
Corporate debt securities	87,785	262	(8)	88,039
Commercial paper	102,151	61	—	102,212
	$507,465	$335	$(51)	$507,749

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of June 30, 2020, all of the Company’s available-for-sale investment securities have contractual maturity dates of less than one year. As of December 31, 2019, the Company held $24.3 million of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company has classified all equity securities as other assets on its condensed consolidated balance sheets.

At June 30, 2020 and December 31, 2019, the Company had one and 20 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2020
Corporate debt securities	$—	$—	$4,003	$(1)	$4,003	$(1)
Total	$—	$—	$4,003	$(1)	$4,003	$(1)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019:
U.S. Treasury notes	$148,397	$(13)	$—	$—	$148,397	$(13)
Government sponsored enterprise securities	61,103	(30)	—	—	61,103	(30)
Corporate debt securities	11,334	(8)	—	—	11,334	(8)
Total	$220,834	$(51)	$—	$—	$220,834	$(51)

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

The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at June 30, 2020.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2020 and December 31, 2019.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities and equity securities at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$282,247	$282,247	$—	$—
U.S. Treasury notes	186,395	186,395	—	—
Equity securities	1,247	1,247	—	—
Government sponsored enterprise securities	38,556	—	38,556	—
Corporate debt securities	90,708	—	90,708	—
Commercial paper	32,451	—	32,451	—
	$631,604	$469,889	$161,715	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$98,084	$98,084	$—	$—
U.S. Treasury notes	228,603	228,603	—	—
Equity securities	2,307	2,307	—	—
Government sponsored enterprise securities	103,878	—	103,878	—
Corporate debt securities	88,039	—	88,039	—
Commercial paper	102,212	—	102,212	—
	$623,123	$328,994	$294,129	$—

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

Private Equity Financings

In December 2012, the Company raised net proceeds of $80.5 million through the sale of 19,000,000 shares of its common stock at a price of $4.43 per share and the sale of warrants to purchase 500,000 shares of its common stock at a price of $4.42 per warrant share in a private equity financing. The warrants have an exercise price of $0.01 per share. In accordance with authoritative accounting guidance, the warrants’ value of $2.2 million was determined on the date of grant using the Black-Scholes model and recorded as a component of stockholders’ equity within additional paid-in capital. Per their terms, the warrants to purchase 500,000 shares of common stock, of which 493,145 remained outstanding at June 30, 2020, may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99 percent following such exercise.

9. Commitments and Contingencies

Royalty Payments

Pursuant to the terms of its 2006 license agreement with the Ipsen Group, the Company is required to make royalty payments of two percent of net sales of NUPLAZID. This obligation terminates in 2021.

License Agreements

The Company has entered into various collaboration and licensing agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of June 30, 2020, the Company may be required to make milestone payments up to $1.1 billion.

In May 2018, the Company signed an Exclusivity Deed (the “Deed”) with Neuren Pharmaceuticals Limited (“Neuren”) that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company paid $3.1 million to purchase 1,330,000 shares of Neuren and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the second quarter of 2018. At June 30, 2020, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through other expense on the condensed consolidated statements of operations. Net gain on strategic investments recognized in other expense in the condensed consolidated statements of operations was $0.4 million for the three months ended June 30, 2020. Net loss on strategic investments recognized in other expense in the condensed consolidated statements of operations was $12,000 for the three months ended June 30, 2019, and $1.1 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. The aggregate carrying amount of the Company’s strategic equity investment was $1.2 million and $2.3 million included in other assets on its condensed consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively.

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

Legal Proceedings

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re ACADIA Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019. On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint. On July 16, 2020, lead plaintiff filed the amended complaint.

On February 7, 2020, a purported company stockholder filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against the Company’s directors and certain of its current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On February 19, 2020, the Court granted the parties’ stipulation to stay the derivative action pending a ruling on the motion to dismiss in the federal securities class action. On July 16, 2020, the parties filed a joint motion to continue to stay the derivative action until the defendants answer, or the case is dismissed with prejudice and all appeals are exhausted, or any party gives 15 days’ written notice that it no longer consents to the voluntary stay. The Court stayed the action on July 22, 2020.

On June 23, 2020, a purported company stockholder filed a derivative complaint (captioned Lazarus v. Davis et al., Case No. 20-cv-0843) in the U.S. District Court for the District of Delaware against the Company’s directors and certain of its current and former executive officers. The complaint asserts claims for contribution, breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above.

On July 24, 2020, the Company filed complaints against (i) Aurobindo Pharma Limited and its affiliate Aurobindo Pharma USA, Inc. and (ii) Teva Pharmaceuticals USA, Inc. and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, the Company filed complaints against (i) Hetero Labs Limited and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., (ii) MSN Laboratories Private Ltd. and its affiliate MSN Pharmaceuticals, Inc., and (iii) Zydus Pharmaceuticals (USA) Inc. and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the United States District Court for the District of Delaware, allege infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID.

Management currently believes that none of the foregoing claims or actions pending against the Company as of June 30, 2020 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

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

11. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 1.5 year to 5.6 years, one of which includes an option to extend the lease for one five-year term. This optional period was not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such option.

The operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,428	$1,271	$2,915	$2,546

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,291	$1,228	$2,582	$2,357
Right-of-use assets obtained in exchange for operating lease obligations:	105	200	381	11,951

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating lease liabilities
Current portion included in accrued liabilities	$2,653	$3,434
Operating lease liabilities	5,669	6,361
Total operating lease liabilities	$8,322	$9,795

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2020	$1,390
Years ending December 31,
2021	2,735
2022	2,210
2023	1,369
2024	1,114
Thereafter	1,011
Total lease payments	9,829
Less:
Imputed interest	(1,507)
Total operating lease liabilities	$8,322

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2020, the weighted average remaining lease term is 4.8 years and the weighted average discount rate used to determine the operating lease liability was 8.0%.

In the fourth quarter of 2018, the Company entered into an agreement to lease approximately 67,020 square feet of corporate office space in San Diego, California with total minimum lease payments of $50.4 million over an initial term of 10 years and 9 months. In February 2020, the Company entered into the first amendment to the lease agreement to lease approximately 30,608 square feet of additional corporate office space in San Diego, California with total minimum lease payments of $25.3 million over an initial term of approximately 10 years and 7 months. In March 2020, the Company entered into the second amendment to the lease agreement which increased the total minimum lease payments of the original 67,020 square feet of corporate office space to $51.4 million. As of June 30, 2020, the lease had not yet commenced. This operating lease is expected to commence in the third quarter of 2020. In connection with this lease and its amendment agreements, the Company established a letter of credit for $3.1 million, which has automatic annual extensions and is fully secured by restricted cash.

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

Overview

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In certain countries, and in certain states within the U.S., such orders have been lifted, although recent trends in COVID-19 infections have led to the reinstatement of such orders in various jurisdictions. Certain states in the United States, such as New York, have imposed quarantine requirements on residents of other states travelling to such states, and on July 1, 2020, the European Union banned entry by nonessential travelers from the United States. Additionally, as a result of the pandemic, there have been changes in the practice of medical care and medical education. For example, a significant number of health care providers are conducting patient visits through telemedicine and enrollment in clinical trials is being assessed based on local COVID-19 conditions and regional regulatory guidance. In addition, in many regions within the U.S. the ability of our sales force to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities has been restricted or converted to remote access, and many medical congresses, an important means for medical education, have been cancelled or are being conducted virtually.

In an effort to protect the health and safety of our employees and our stakeholders, we adopted recommended policies applicable to office-based employees such as working from home, limiting employees to essential on site work only, and suspending all business travel. For our field-based commercial and medical affairs personnel, we have instituted a protocol to assess the safety of employees to conduct in-person interactions on a localized basis in accordance with applicable regulatory guidance and local policies.

Since the beginning of the pandemic, we have been able to provide an uninterrupted supply of NUPLAZID to patients. We are monitoring our supply chain closely and do not anticipate disruptions in our ability to continue delivering NUPLAZID to patients.

Although we did not see a significant impact on NUPLAZID net sales in the first half of 2020, the duration and ultimate effect of the COVID-19 pandemic on our business, results of operations, financial condition and prospects are difficult to assess or predict at this time. For example, we have re-initiated enrollment in clinical studies that were temporarily paused due to COVID-19 on a study-by-study and site-by-site basis.  It is possible that future enrollment in these studies, or enrollment in future studies, could be impacted due to COVID-19. We are continuing to actively monitor the situation and may take further actions affecting our business operations as we deem necessary and in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.

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

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we plan to continue to study the use of pimavanserin in multiple disease states. For example, we believe dementia-related psychosis (DRP), represents one of our most important opportunities for further exploration. In June 2020, we submitted a supplemental New Drug Application (sNDA) for NUPLAZID for the treatment of hallucinations and delusions associated with DRP. In July 2020 the FDA notified us of acceptance of our sNDA with a PDUFA date of April 3, 2021. The FDA advised us that it has not identified any potential review issues at this point in their evaluation and at this time they are not planning to hold an Advisory Committee meeting. The sNDA is supported by results from the pivotal Phase 3 HARMONY study, which met its primary endpoint, demonstrating that pimavanserin significantly reduced the risk of relapse of psychosis by 2.8 fold compared to placebo (hazard ratio = 0.353; one-sided p=0.0023). The sNDA also includes positive efficacy results from two additional placebo-controlled studies, both of which met their respective primary endpoints: the Phase 2 (-019) study in patients with Alzheimer’s disease psychosis and the Phase 3 (-020) study in patients with Parkinson’s disease psychosis. The sNDA includes a large safety database from completed and ongoing studies representing over 1,500 patients with neurodegenerative disease. An estimated 8.0 million people in the United States are living with dementia, and studies suggest that approximately 30% of dementia patients, or 2.4 million people, have psychosis, commonly consisting of delusions and hallucinations. Approximately 1.2 million patients in the United States are currently treated for DRP and, of those treated, approximately two-thirds are treated with off-label anti-psychotics. In the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation for pimavanserin for the treatment of DRP.

In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin for adjunctive treatment in 207 patients with major depressive disorder (MDD). In July 2020, we announced that our Phase 3 CLARITY study, which combined the two identical, double-blind, placebo-controlled studies (CLARITY-2 and CLARITY-3) in 298 patients, did not achieve statistical significance on the primary endpoint. At this time we do not plan on initiating any additional Phase 3 studies to evaluate pimavanserin for the adjunctive MDD indication.

Schizophrenia remains a disease with high unmet need, and we are currently exploring the utility of pimavanserin in this area. In the fourth quarter of 2016, we initiated our ADVANCE study, a Phase 2 study that evaluated pimavanserin for  the negative symptoms of schizophrenia, for which there are currently no FDA-approved therapies. Negative symptoms of schizophrenia have been associated with poor long-term outcomes and disability even when the positive symptoms are well controlled, representing a high unmet need. In November 2019, we announced positive top-line results from our ADVANCE study that evaluated the efficacy of pimavaserin compared to placebo in 403 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. Pimavanserin demonstrated a statistically significant improvement on the study’s primary endpoint, the change from baseline to week 26 on the Negative Symptom Assessment-16 (NSA-16) total score compared to placebo (p=0.043). A greater improvement in the NSA-16 total score compared to placebo was observed in patients who received the highest pimavanserin dose of 34 mg (n=107; unadjusted p=0.0065). 53.8% of patients who were randomized to receive pimavanserin completed the trial on 34 mg, 44.7% on 20 mg, and 1.5% on 10 mg. In the study, pimavanserin did not separate from placebo on the key secondary endpoint, the Personal and Social Performance (PSP), scale. In the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 study will evaluate the efficacy of pimavaserin 34 mg once daily compared to placebo in approximately 386 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren. Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Trofinetide is a novel synthetic analog of the amino-terminal tripeptide of insulin-like growth factor 1 (IGF-1), designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA Fast Track Status and an Orphan Drug Designation in the U.S. and an Orphan Designation in Europe, as well as Rare Pediatric Disease designation in the U.S. Currently, there are no approved medicines for the treatment of Rett syndrome. In October 2019, we initiated the Phase 3 LAVENDER randomized, double-blind placebo-controlled study evaluating trofinetide in girls and young women 5-20 years of age with Rett syndrome. We expect results from our LAVENDER study in the second half of 2021, but we are unable to predict with certainty how the pandemic might affect the timing for completion of the study.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of June 30, 2020, we had an accumulated deficit of $1.8 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PD Psychosis, including schizophrenia. While the FDA notified us of acceptance of our sNDA with a filing date of August 2, 2020 and a PDUFA action date of April 3, 2021, at this time, due to the risks in the regulatory and approval processes, we are unable to estimate with any certainty the costs we will incur for the continued development activities of DRP, including work necessary to support the review of the sNDA. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies. We expect to incur increased research and development expenses as a result of our development of trofinetide under the exclusive North American license granted to us by Neuren, including the costs of the Phase 3 LAVENDER study and a long term extension study. We currently are responsible for all costs incurred in the development of trofinetide, as well as milestone payments subject to achievement of development milestones. We expect to incur increased research and development expenses as a result of our recently executed exclusive worldwide license agreement for the M1 PAM program and the research collaboration with Vanderbilt University. We currently are responsible for all costs incurred in the development of the M1 PAM program as well as milestone payments subject to achievement of development milestones.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin and trofinetide. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Costs of external service providers:
NUPLAZID (pimavanserin)	$27,509	$34,368	$56,503	$63,722
Trofinetide	11,487	11,356	21,120	14,165
Other programs	3,619	1,484	15,239	2,008
Subtotal	42,615	47,208	92,862	79,895
Internal costs	14,445	12,211	28,377	24,567
Stock-based compensation	7,235	7,901	15,692	15,781
Total research and development	$64,295	$67,320	$136,931	$120,243

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within schizophrenia, and the development of trofinetide and the M1 PAM program. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PD Psychosis, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PD Psychosis, including our studies within schizophrenia and the development of trofinetide in Rett syndrome and the development of the M1 PAM program. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Comparison of the Three Months Ended June 30, 2020 and 2019

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $110.1 million and $83.2 million for the three months ended June 30, 2020 and 2019, respectively. The increase in net product sales of $26.9 million was primarily due to growth in NUPLAZID unit sales of approximately 17% in the three months ended June 30, 2020 as compared to the same period in 2019. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2020 compared to 2019.

Cost of Product Sales

Cost of product sales was $2.9 million and $3.0 million for the three months ended June 30, 2020 and 2019, respectively, or approximately 3% and 4% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the three months ended June 30, 2020 as compared to the same period in 2019 due primarily to a higher average selling price for NUPLAZID in the current period and a lower per unit cost.

License Fees and Royalties

License fees and royalties were $2.6 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses decreased to $64.3 million for the three months ended June 30, 2020, including $7.2 million in stock-based compensation expense, from $67.3 million for the three months ended June 30, 2019, including $7.9 million in stock-based compensation expense. The decrease in research and development expenses was due to a decrease of $4.6 million in external costs, offset by an increase of $1.6 million in personnel and related costs. The decrease in external costs was primarily due to lower costs associated with development of pimavanserin for the treatment of schizophrenia and DRP.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $84.3 million for the three months ended June 30, 2020, including $11.5 million in stock-based compensation expense, from $68.0 million for the three months ended June 30, 2019, including $11.7 million in stock-based compensation expense. The increase in selling, general and administrative expenses was mainly due to an increase of $11.0 million in external service costs as well as an increase of $5.3 million in personnel and related costs. The increase in external service costs was primarily attributable to increased advertising and promotion expenses, including our direct-to-consumer advertising campaign. The increase in personnel and related costs was due to increased headcount in our commercial and administrative support team during the three months ended June 30, 2020 as compared to the same period of 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $200.2 million and $146.2 million for the six months ended June 30, 2020 and 2019, respectively. The increase in net product sales of $54.0 million was primarily due to growth in NUPLAZID unit sales of approximately 24% in the six months ended June 30, 2020 as compared to the same period in 2019. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2020 compared to 2019.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2020 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2019	$2,576	$316	$11,326	$14,218
Provision related to current period sales	22,203	943	26,721	49,867
Credits/payments for current period sales	(19,213)	(762)	(16,297)	(36,272)
Credits/payments for prior period sales	(2,576)	(316)	(8,866)	(11,758)
Balance as of June 30, 2020	$2,990	$181	$12,884	$16,055

Cost of Product Sales

Cost of product sales was $5.7 million and $5.9 million for the six months ended June 30, 2020 and 2019, respectively, or approximately 3% and 4% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the six months ended June 30, 2020 as compared to the same period in 2019 due primarily to a higher average selling price for NUPLAZID in the current period.

License Fees and Royalties

License fees and royalties were $4.8 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $136.9 million for the six months ended June 30, 2020, including $15.7 million in stock-based compensation expense, from $120.2 million for the six months ended June 30, 2019, including $15.8 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $13.0 million in external costs and an increase of $3.7 million in personnel and related costs. The increase in external costs was primarily due to an upfront payment of $10.0 million to Vanderbilt University for the license agreement and research collaboration to develop and commercialize M1 PAM program and increased development costs of $7.0 million associated with trofinetide, offset by lower costs associated with development of pimavanserin for the treatments of schizophrenia and DRP.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $186.3 million for the six months ended June 30, 2020, including $24.6 million in stock-based compensation expense, from $161.1 million for the six months ended June 30, 2019, including $22.7 million in stock-based compensation expense. The increase in selling, general and administrative expenses was mainly due to an increase of $14.3 million in personnel and related costs, including an increase of $1.9 million in stock-based compensation expense and an increase of $10.9 million in external costs. The increase in personnel and related costs was due to increased headcount in our commercial and administrative support team during the six months ended June 30, 2020 as compared to the same period of 2019. The increase in external costs was primarily a result of increased medical affairs costs, including Phase IV studies.

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

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, public or private sales of our securities, debt financings, strategic collaborations, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, due to the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

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

At June 30, 2020, we had $658.6 million in cash, cash equivalents, and investment securities, compared to $697.4 million at December 31, 2019. This $38.8 million decrease was primarily due to cash used in operating activities. Net cash used in operating activities decreased to $85.9 million for the six months ended June 30, 2020 compared to $102.6 million for the six months ended June 30, 2019. This decrease in cash used in operations was primarily due to an increase in our net revenues, offset by additional clinical study activities and sales and marketing costs.

Net cash provided by investing activities totaled $156.5 million for the six months ended June 30, 2020 compared to net cash provided by investing activities of $33.4 million for the six months ended June 30, 2019. The increase in net cash provided by investing activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to increased net maturities of investment securities.

Net cash provided by financing activities increased to $51.2 million for the six months ended June 30, 2020 compared to $8.8 million for the six months ended June 30, 2019. This increase in net cash provided by financing activities for the six months ended June 30, 2020 was attributable primarily to an increase in proceeds resulting from the exercise of employee stock options.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. ACADIA Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. ACADIA Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against us and certain of our current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re ACADIA Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019. On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint. On July 16, 2020, lead plaintiff filed the amended complaint.

On February 7, 2020, a purported company stockholder filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against our directors and certain of our current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On February 19, 2020, the Court granted the parties’ stipulation to stay the derivative action pending a ruling on the motion to dismiss in the federal securities class action. On July 16, 2020, the parties filed a joint motion to continue to stay the derivative action until the defendants answer, or the case is dismissed with prejudice and all appeals are exhausted, or any party gives 15 days’ written notice that it no longer consents to the voluntary stay. The Court stayed the action on July 22, 2020.

On June 23, 2020, a purported company stockholder filed a derivative complaint (captioned Lazarus v. Davis et al., Case No. 20-cv-0843) in the U.S. District Court for the District of Delaware against our directors and certain of our current and former executive officers. The complaint asserts claims for contribution, breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above.

On July 24, 2020, we filed complaints against (i) Aurobindo Pharma Limited and its affiliate Aurobindo Pharma USA, Inc. and (ii) Teva Pharmaceuticals USA, Inc. and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, we filed complaints against (i) Hetero Labs Limited and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., (ii) MSN Laboratories Private Ltd. and its affiliate MSN Pharmaceuticals, Inc., and (iii) Zydus Pharmaceuticals (USA) Inc. and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the United States District Court for the District of Delaware, allege infringement of certain of our Orange Book-listed patents covering NUPLAZID.

We currently believe that none of the foregoing claims or actions pending against us as of June 30, 2020 is likely to have, individually or in the aggregate, a material adverse effect on our business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters. We are unable to estimate possible losses or ranges of losses that may result from these matters, and therefore we have not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

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

In addition, our business could be adversely affected by the effects of public health threats, including the ongoing COVID-19 pandemic. Although we did not see a material impact on our net sales of NUPLAZID for the six months ended June 30, 2020, in light of the lengthy duration of the pandemic, we continue to expect that sales of NUPLAZID may be negatively impacted by changes in commercial practices resulting from COVID-19, such as the transition to telemedicine, possible decreases in initial diagnoses, and decreased access to certain market segments. Accordingly, in May 2020 we reduced our revenue guidance for 2020 to reflect this expectation. The ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time and no assurances can be given that the pandemic will not have a significant impact on our business, results of operations, financial condition and prospects.

If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of pimavanserin for other additional indications in the United States, or for any indication in foreign jurisdictions, or regulatory approval of trofinetide for Rett syndrome, we will not be able to market pimavanserin for other indications or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.*

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of dementia-related psychosis, would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis. In December 2019, we announced top-line results from the HARMONY study in a presentation at the 12th CTAD Meeting. Pimavanserin was well-tolerated in the study and met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). We submitted a sNDA to the FDA for the treatment of dementia-related psychosis on June 3, 2020. In July 2020 the FDA notified us of acceptance of our sNDA with a filing date of August 2, 2020 and a PDUFA action date of April 3, 2021. The FDA advised us that it has not identified any potential review issues at this point in their evaluation and at this time they are not planning to hold an Advisory Committee meeting. We initiated a Phase 3 program for pimavanserin as an adjunctive treatment for major depressive disorder in April 2019. In July 2020, we announced that our Phase 3 CLARITY study, which combined two identical, double-blind, placebo-controlled studies, did not achieve statistical significance on the primary endpoint. As a result, at this time we do not plan on initiating any additional Phase 3 studies to evaluate pimavanserin for the broader adjunctive MDD indication.

We initiated the Phase 3 LAVENDER study of trofinetide for Rett syndrome in October 2019. We initiated the Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in August 2020. There is no guarantee that our ongoing studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve pimavanserin or trofinetide for any of those indications. In particular, our sNDA for pimavanserin in dementia-related psychosis is subject to FDA review to determine whether the sNDA is adequate to support approval of pimavanserin for that indication. The FDA retains complete discretion in deciding whether or not to approve a sNDA and there is no guarantee that pimavanserin will be approved for the treatment of dementia-related psychosis.

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

Additionally, California recently enacted legislation, which became effective on January 1, 2020, that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data.

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

We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2020, we had an accumulated deficit of approximately $1.8 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

Even though we began commercializing NUPLAZID in the United States in May 2016, we still expect to incur significant expenses and net losses for at least the next few years as we continue our commercialization efforts for NUPLAZID and pursue the further development of NUPLAZID and our product candidates. Substantially all of our revenues since May 2016 were from net product sales of NUPLAZID.

We expect that our revenues over the next few years will be entirely dependent on our ability to generate net product sales of NUPLAZID. To the extent that we cannot generate significant revenues from the sale of NUPLAZID to cover our expenses, including the significant expenses associated with commercializing NUPLAZID and continuing to develop pimavanserin in additional indications, we may never achieve profitability and/or may have to reduce our commercialization and/or research and development activities to become profitable, which would harm our future growth prospects. Additionally, to obtain revenues from product candidates other than NUPLAZID, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, manufacturing and marketing compounds with significant market potential. We may never succeed in these activities and may never generate revenues from our commercialization of NUPLAZID, or from other product candidates that may be approved, that are significant enough to achieve profitability.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidate opportunities.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $658.6 million at June 30, 2020. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, public or private sales of our securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

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

There is no guarantee that future studies with pimavanserin will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced successful results from the Phase 3 -020 Study of pimavanserin for PD Psychosis. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with AD Psychosis. Even though we successfully completed this Phase 2 exploratory study, or the -019 Study, and the -020 Study, those results may not be predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PD Psychosis, such as in dementia-related psychosis and schizophrenia. However, prior to the  Phase 3 HARMONY study that we initiated in the fourth quarter of 2017, which was stopped early for efficacy in September 2019, we had never tested pimavanserin in clinical studies where the primary outcome was for the broad indication of dementia-related psychosis, and prior to the Phase 2 CLARITY study in major depressive disorder for which we announced positive top-line results in October 2018, we had never tested pimavanserin in clinical studies in depression. Additionally, prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other studies that we had with the -020 Study, the HARMONY study, the ADVANCE study, and the Phase 2 CLARITY-1 study. For example, in July 2020 we announced top-line results from the Phase 3 CLARITY study evaluating pimavanserin as an adjunctive treatment in major depressive disorder. In this study pimavanserin did not achieve statistical significance on the primary endpoint. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PD Psychosis or for other indications will be positive.

If we do not successfully complete additional development of NUPLAZID, we will be unable to market and sell NUPLAZID or products derived from it for indications other than the treatment of hallucinations and delusions associated with PD Psychosis, or to generate related product revenues.

We are solely responsible for the development and advancement of this program and commercialization of the product.*

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

Furthermore, even though NUPLAZID is approved for the treatment of hallucinations and delusions associated with PD Psychosis, a failure in a subsequent pimavanserin study for another indication, including our ongoing studies in schizophrenia and our previous studies in depression, or any additional studies that may be required in dementia-related psychosis, or a failure in our post-marketing studies could harm our ability to successfully market NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis or could lead to it being withdrawn from the market. If we are unable to develop pimavanserin for other indications, we may not be able to maximize the potential of the compound and that could have a material adverse effect on our future revenues and our success as a company.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase 3 trial with NUPLAZID in 2009. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID could be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In the fourth quarter of 2017, we initiated a Phase 3 study of pimavanserin in patients with dementia-related psychosis, and in the fourth quarter of 2016 we initiated both a Phase 2 and a Phase 3 study of pimavanserin as a treatment in patients with schizophrenia.

In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin as an adjunctive treatment for major depressive disorder and in April 2019, we initiated our Phase 3 CLARITY program, consisting of two Phase 3 studies, CLARITY-2 and CLARITY-3, evaluating pimavanserin as an adjunctive treatment for major depressive disorder. In July 2020, we announced that our Phase 3 CLARITY study, did not achieve statistical significance on the primary endpoint. In July 2019, we announced top-line results from the Phase 3 ENHANCE study evaluating pimavanserin as a treatment in inadequate response schizophrenia. In this study pimavanserin did not achieve statistical significance on either the primary endpoint or the key secondary endpoint. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of dementia-related psychosis, would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis.

In December 2019, we announced top-line results from the HARMONY study in a presentation at the 12th CTAD Meeting. Pimavanserin was well-tolerated in the study and met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). In July 2020 the FDA notified us of acceptance of our sNDA with a PDUFA date of April 3, 2021. We cannot guarantee that the full results of the HARMONY study and other existing clinical data will be sufficient to support the approval of a supplemental NDA, or whether regulatory agencies will require additional clinical trials or information, which could impact the approvability or commercialization timing and prospects of pimavanserin in the dementia-related psychosis indication. In November 2019, we announced positive top-line results from the Phase 2 ADVANCE study evaluating pimavanserin for the negative symptoms of schizophrenia for patients whose positive symptoms were controlled on a stable background antipsychotic treatment. We may plan and conduct additional studies in the future, and have initiated the Phase 3 LAVENDER study of trofinetide in Rett syndrome in October 2019.

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

In addition, enrollment and retention of patients in clinical trials could be disrupted by man-made or natural disasters or public health emergencies. For example, as a result of the COVID-19 pandemic, we temporarily paused enrollment of new patients in our ongoing clinical trials, as well as commencement of new trials. However, we have re-initiated enrollment in clinical trials on a study-by-study and site-by-site basis. It is possible that future enrollment in these studies, or enrollment in future studies, could be impacted due to COVID-19. If patients withdraw from our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trial results are otherwise disputed due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

Our clinical trials have been impacted by the COVID-19 pandemic. We temporarily paused enrollment of new patients in our ongoing clinical trials as well as commencement of new trials, and our data collection and site monitoring activities relating to currently active clinical trials could be delayed or otherwise impeded by travel and access restrictions and diversion of healthcare resources toward treating COVID-19 patients, among other things. However, we have re-initiated enrollment in clinical trials on a study-by-study and site-by-site basis. It is possible that future enrollment in these studies, or enrollment in future studies, could be impacted due to COVID-19.

Although we did not see a material impact on NUPLAZID net sales during the six months ended June 30, 2020, the ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time and no assurances can be given that the pandemic will not have a significant impact on our business, results of operations, financial condition and prospects. Furthermore, this uncertainty may cause us to retract, suspend or modify our existing financial guidance, and/or negatively affect our ability to provide financial guidance for 2020 and future periods.

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

We have recently increased the size of our organization, and if we receive approval of NUPLAZID in additional indications, including dementia-related psychosis, we would need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of June 30, 2020, we employed approximately 570 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

Changes to U.S. and non-U.S. tax laws or challenges by tax authorities to our intercompany arrangements could materially adversely affect us.*

In 2015, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to ACADIA Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary (“ACADIA GmbH”), and in July 2020 we licensed additional related rights to ACADIA GmbH. Our goals for the establishment of ACADIA GmbH, and the licensing of worldwide intellectual property rights for pimavanserin, include building a platform for long-term operational and financial efficiencies, including tax-related efficiencies. Future changes in U.S. and non-U.S. tax laws, including implementation of international tax reform relating to the tax treatment of multinational corporations, if enacted, may reduce or eliminate any potential financial efficiencies that we hoped to achieve by establishing this operational structure. Additionally, taxing authorities, such as the U.S. Internal Revenue Service, may audit and otherwise challenge these types of arrangements, and have done so with other companies in the pharmaceutical industry. If any such changes in tax law are enacted, or our licensing of worldwide intellectual property rights for pimavanserin to our Swiss subsidiary is otherwise challenged, this could materially adversely affect our business.

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

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.*

Our commercial success depends on obtaining and maintaining intellectual property rights to our products and product candidates, including NUPLAZID, and technologies, as well as successfully defending these rights against third-party challenges. Successful challenges to, or misappropriation of, our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and contracts requiring confidentiality and nondisclosure. If our patents are successfully challenged, we may face generic competition prior to the expiration dates of our U.S. Orange Book listed patents. In June 2020, Aurobindo Pharma Limited (“Aurobindo”), Hetero Labs Limited (“Hetero”), MSN Laboratories Private Ltd. (“MSN Labs”), Teva Pharmaceuticals USA, Inc. (“Teva”) and Zydus Pharmaceuticals (USA) Inc. (“Zydus”) notified us that they had filed an Abbreviated New Drug Application (“ANDA”) with the FDA for generic versions of NUPLAZID, seeking approval prior to the expiration of our patents. On July 24, 2020, we filed complaints against Aurobindo and its affiliate Aurobindo Pharma USA, Inc. and Teva and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, we filed complaints against Hetero and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., MSN Labs and its affiliate MSN Pharmaceuticals, Inc., and Zydus and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the United States District Court for the District of Delaware, allege infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID. While we intend to defend the validity of such patents vigorously, and will seek to use all appropriate methods to prevent their infringement, such efforts are expensive and time consuming. Any substantial decrease in the revenue and income derived from NUPLAZID would have an adverse effect on our results of operations.

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

In addition to the patent infringement lawsuits that we have recently initiated against the filers of ANDAs pertaining to NUPLAZID, we may need to resort to litigation to enforce other patents issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The parties agreed to a settlement in that case, which was approved by the court in January 2018. Additionally, between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three putative securities class action complaints were filed against us and certain of our current executive officers. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019.  On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint.  On July 16, 2020, lead plaintiff filed the amended complaint.

In addition, on February 7, 2020, a purported company stockholder filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against the Company’s directors and certain of its current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On February 19, 2020, the Court granted the parties’ stipulation to stay the derivative action pending a ruling on the motion to dismiss in the federal securities class action.  On July 16, 2020, the parties filed a joint motion to continue to stay the derivative action until the defendants answer, or the case is dismissed with prejudice and all appeals are exhausted, or any party gives 15 days’ written notice that it no longer consents to the voluntary stay. The court stayed the action on July 22, 2020. On June 23, 2020, a purported company stockholder filed a derivative complaint (captioned Lazarus v. Davis et al., Case No. 20-cv-0843) in the U.S. District Court for the District of Delaware against the Company’s directors and certain of its current and former executive officers. The complaint asserts claims for contribution, breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 5, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA Pharmaceuticals Inc.

Date: August 5, 2020	By:	/s/ Elena Ridloff
Elena Ridloff
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)