Form 10-Q
period 2020-09-30
ACADIA PHARMACEUTICALS INC
filed 2020-11-04
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50768

ACADIA PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1376651
(State of Incorporation)	(I.R.S. Employer Identification No.)

12830 El Camino Real, Suite 400 San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

(858) 558-2871

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ACAD	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 22, 2020:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	158,978,087

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$452,352	$189,680
Investment securities, available-for-sale	192,089	507,749
Accounts receivable, net	46,344	35,781
Interest and other receivables	1,440	2,093
Inventory	7,979	6,341
Prepaid expenses	30,009	18,606
Total current assets	730,213	760,250
Property and equipment, net	8,427	3,180
Operating lease right-of-use assets	48,232	9,524
Intangible assets, net	1,477	2,585
Restricted cash	5,770	4,787
Other assets	1,545	2,857
Total assets	$795,664	$783,183
Liabilities and stockholders’ equity
Accounts payable	$3,471	$7,222
Accrued liabilities	88,385	67,604
Total current liabilities	91,856	74,826
Operating lease liabilities	45,343	6,361
Other long-term liabilities	3,598	2,861
Total liabilities	140,797	84,048
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at September 30, 2020 and December 31, 2019; 158,863,541 shares and 155,275,300 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	16	15
Additional paid-in capital	2,573,288	2,402,945
Accumulated deficit	(1,918,946)	(1,704,122)
Accumulated other comprehensive income	509	297
Total stockholders’ equity	654,867	699,135
Total liabilities and stockholders’ equity	$795,664	$783,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Product sales, net	$120,577	$94,586	$320,748	$240,750
Total revenues	120,577	94,586	320,748	240,750
Operating expenses
Cost of product sales	2,005	2,416	7,703	8,324
License fees and royalties	2,796	2,273	7,546	5,940
Research and development	120,083	62,622	257,014	182,865
Selling, general and administrative	81,592	72,696	267,909	233,767
Total operating expenses	206,476	140,007	540,172	430,896
Loss from operations	(85,899)	(45,421)	(219,424)	(190,146)
Interest income, net	1,242	2,432	6,056	7,893
Other (expense) income	(202)	747	(1,262)	506
Loss before income taxes	(84,859)	(42,242)	(214,630)	(181,747)
Income tax expense	(199)	(264)	194	476
Net loss	$(84,660)	$(41,978)	$(214,824)	$(182,223)
Net loss per common share, basic and diluted	$(0.54)	$(0.29)	$(1.37)	$(1.26)
Weighted average common shares outstanding, basic and diluted	158,129	145,906	156,683	144,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(84,660)	$(41,978)	$(214,824)	$(182,223)
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities	(967)	(136)	216	789
Foreign currency translation adjustments	(4)	2	(4)	3
Comprehensive loss	$(85,631)	$(42,112)	$(214,612)	$(181,431)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(214,824)	$(182,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	63,227	62,502
Amortization of premiums and accretion of discounts on investment securities	821	(3,052)
Amortization of intangible assets	1,108	1,108
Loss (gain) on strategic investment	1,262	(506)
Loss on disposal of assets	281	—
Depreciation	986	1,023
Non-cash in-process research and development	44,280	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,563)	(4,714)
Interest and other receivables	653	234
Inventory	(1,671)	(426)
Prepaid expenses	(11,403)	(641)
Operating lease right-of-use assets	2,863	2,856
Other assets	50	98
Accounts payable	(3,751)	277
Accrued liabilities	17,853	3,301
Operating lease liabilities	(587)	(2,070)
Long-term liabilities	737	810
Net cash used in operating activities	(108,678)	(121,423)
Cash flows from investing activities
Purchases of investment securities	(100,808)	(260,859)
Maturities of investment securities	415,863	305,089
Purchases of property and equipment	(5,588)	(922)
Net cash provided by investing activities	309,467	43,308
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	62,870	328,789
Net cash provided by financing activities	62,870	328,789
Effect of exchange rate changes on cash	(4)	3
Net increase in cash, cash equivalents and restricted cash	263,655	250,677
Cash, cash equivalents and restricted cash
Beginning of period	194,467	139,584
End of period	$458,122	$390,261
Supplemental disclosure of noncash information:
Common stock issued in connection with merger agreement	$44,280	$—
Property and equipment purchases in accounts payable and accrued liabilities	$926	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total stockholders’ equity, beginning balances	$663,013	$388,914	$699,135	$479,079

Common stock:
Beginning balance	15	14	15	14
Issuance of common stock from exercise of stock options and units	1	—	1	—
Issuance of common stock in public offering, net of issuance costs	—	1	—	1
Ending balance	16	15	16	15

Additional paid-in capital:
Beginning balance	2,495,804	1,997,454	2,402,945	1,948,300
Issuance of common stock in connection with merger agreement	44,280	—	44,280	—
Issuance of common stock in public offering, net of issuance costs	—	271,462	—	271,462
Issuance of common stock from exercise of stock options and units	11,714	48,504	58,899	55,127
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,970	2,199
Stock-based compensation	21,490	22,520	63,194	62,852
Ending balance	2,573,288	2,339,940	2,573,288	2,339,940

Accumulated deficit:
Beginning balance	(1,834,286)	(1,609,108)	(1,704,122)	(1,468,863)
Net loss	(84,660)	(41,978)	(214,824)	(182,223)
Ending balance	(1,918,946)	(1,651,086)	(1,918,946)	(1,651,086)

Other comprehensive income (loss):
Beginning balance	1,480	554	297	(372)
Other comprehensive (loss) income	(971)	(134)	212	792
Ending balance	509	420	509	420

Total stockholders’ equity, ending balances	$654,867	$689,289	$654,867	$689,289

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

Risk and Uncertainties

The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and has impacted the Company’s business, including by causing the vast majority of the Company’s workforce to work remotely since March 2020. Although the Company did not see a material impact on its net revenue for the nine months ended September 30, 2020 due to the COVID-19 pandemic, the Company cannot predict the duration or magnitude of the pandemic or the full impact that it may have on the Company’s financial condition, operations, suppliers, and workforce.

During the nine months ended September 30, 2020, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as described below and in Note 6, investments.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$189,680	$452,352	$134,758	$385,474
Restricted cash	4,787	5,770	4,826	4,787
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$194,467	$458,122	$139,584	$390,261

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. As described further in Note 10, Recent Accounting Pronouncements, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 326-20, Financial Instruments – Credit Losses (“ASC 326-20”) as of January 1, 2020. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about the collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of September 30, 2020 the Company determined that an allowance for credit loss was not required.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million and $1.1 million for each of the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, estimated future amortization expense related to the Company’s intangible asset was $0.4 million for the remainder of 2020 and $1.1 million for 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, Commitments and Contingencies, are expensed to license fees and royalties as revenue from product sales is recognized.

Acquisitions

The Company accounts for acquisitions of an asset or group of similar identifiable assets that do not meet the definition of a business as asset acquisition using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of their relative fair values. No goodwill is recognized in an asset acquisition. Intangible assets acquired in an asset acquisition for use in research and development activities which have no alternative future use are expensed as in-process research and development on the acquisition date. Intangible assets acquired for use in research and development activities which have an alternative future use are capitalized as in-process research and development. Future costs to develop these assets are recorded to research and development expense as they are incurred. Contingent milestone payments associated with asset acquisitions are recognized when probable and estimable. These amounts are expensed to research and development if there is no alternative future use associated with the asset, or capitalized as an intangible asset if alternative future use of the asset exists.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at September 30, 2020 and 2019, stock options, employee stock purchase plan rights, restricted stock units, and warrants totaling approximately 19,704,000 shares and 20,912,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product sales	$495	$372	$2,087	$2,344
Research and development	7,953	8,680	23,645	24,461
Selling, general and administrative	12,924	12,971	37,495	35,697
	$21,372	$22,023	$63,227	$62,502

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw material	$2,083	$3,175
Work in process	4,045	1,685
Finished goods	1,851	1,481
	$7,979	$6,341

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued research and development services	$28,106	$14,273
Accrued compensation and benefits	24,197	21,080
Accrued consulting and professional fees	18,537	13,691
Accrued sales allowances	7,910	11,326
Current portion of lease liabilities	3,857	3,434
Accrued royalties	2,438	1,971
Other	3,340	1,829
	$88,385	$67,604

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses		Estimated Fair Value
U.S. Treasury notes	$74,004	$134	$—		$74,138
Government sponsored enterprise securities	14,660	6	—		14,666
Corporate debt securities	80,513	286	—	*	80,799
Commercial paper	22,412	74	—		22,486
	$191,589	$500	$—		$192,089

_______________________

*	Unrealized loss was less than $500.

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$228,609	$7	$(13)	$228,603
Government sponsored enterprise securities	88,920	5	(30)	88,895
Corporate debt securities	87,785	262	(8)	88,039
Commercial paper	102,151	61	—	102,212
	$507,465	$335	$(51)	$507,749

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of September 30, 2020, all of the Company’s available-for-sale investment securities have contractual maturity dates of less than one year. As of December 31, 2019, the Company held $24.3 million of available-for-sale investment securities with contractual maturity dates of more than one year and less than two years. The Company has classified all equity securities as other assets on its condensed consolidated balance sheets.

At September 30, 2020 and December 31, 2019, the Company had one and 20 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months			12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2020
Corporate debt securities	$4,001	$—	*	$—	$—	$4,001	$—	*
Total	$4,001	$—		$—	$—	$4,001	$—

	Less Than 12 Months			12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2019:
U.S. Treasury notes	$148,397	$(13)		$—	$—	$148,397	$(13)
Government sponsored enterprise securities	61,103	(30)		—	—	61,103	(30)
Corporate debt securities	11,334	(8)		—	—	11,334	(8)
Total	$220,834	$(51)		$—	$—	$220,834	$(51)

_______________________

*	Unrealized loss was less than $500.

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

The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at September 30, 2020.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2020 and December 31, 2019.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities and equity securities at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$439,026	$439,026	$—	$—
U.S. Treasury notes	74,138	74,138	—	—
Equity securities	1,045	1,045	—	—
Government sponsored enterprise securities	14,666	—	14,666	—
Corporate debt securities	80,799	—	80,799	—
Commercial paper	22,486	—	22,486	—
	$632,160	$514,209	$117,951	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$98,084	$98,084	$—	$—
U.S. Treasury notes	228,603	228,603	—	—
Equity securities	2,307	2,307	—	—
Government sponsored enterprise securities	103,878	—	103,878	—
Corporate debt securities	88,039	—	88,039	—
Commercial paper	102,212	—	102,212	—
	$623,123	$328,994	$294,129	$—

8. Stockholders’ Equity

In August 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Queen Merger Sub, Inc. (“Merger Sub”), CerSci Therapeutics Incorporated (“CerSci”), and Shareholder Representative Services LLC, and on the same day, the transactions contemplated by the Merger Agreement closed and Merger Sub merged with and into CerSci, with CerSci as the surviving corporation and the Company’s wholly owned subsidiary. Approximately 1.2 million shares of the Company’s common stock with a value of $44.3 million were issued to CerSci’s former equityholders. The Company filed a registration statement on Form S-3 with the SEC to register the resale of the shares of the Company’s common stock issued in connection with its acquisition of CerSci.

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

License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of September 30, 2020, the Company may be required to make milestone payments up to $2.0 billion.

In May 2018, the Company signed an Exclusivity Deed (the “Deed”) with Neuren Pharmaceuticals Limited (“Neuren”) that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company paid $3.1 million to purchase 1,330,000 shares of Neuren and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the second quarter of 2018. At September 30, 2020, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through other expense on the condensed consolidated statements of operations. Net loss on strategic investments recognized in other expense in the condensed consolidated statements of operations was $0.2 million and $1.3 million for the three and nine months ended September 30, 2020, respectively. Net gain on strategic investments recognized in other expense in the condensed consolidated statements of operations was $0.7 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. The aggregate carrying amount of the Company’s strategic equity investment was $1.0 million and $2.3 million included in other assets on its condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively.

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

In August 2020, the Company entered into the Merger Agreement with CerSci, with CerSci remaining as the surviving corporation and the Company’s wholly owned subsidiary. CerSci’s lead development program is a unique Reactive Species Decomposition Accelerant, a non-opioid, mechanism focused on interrupting pathways that sensitize neurons to pain. The portfolio contains additional preclinical stage programs, including brain penetrant compounds, with potential for symptomatic and disease modifying treatment utility in neurodegenerative diseases. The Company incurred an aggregate of $52.8 million in upfront consideration and transaction costs, of which, $44.3 million was paid through the issuance of approximately 1.2 million shares of the Company’s common stock. In addition, under the terms of the Merger Agreement, the Company may be required to pay CerSci’s former equityholders up to $887.0 million in cash upon the achievement of certain development, commercialization and sales milestones, in addition to tiered cash royalties in the mid-single digits based on annual net sales. As substantially all of the fair value of the gross assets acquired was concentrated in the in-process research and development intangible assets acquired, the Company concluded that this transaction did not meet the definition of a business combination pursuant to FASB Accounting Standard Codification Topic 805, Business Combinations. As such, the transaction was accounted for as an asset acquisition and the upfront consideration of $45.7 million was expensed to research and development in the third quarter of 2020 as there is no future alternative use for the assets.

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

Legal Proceedings

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. Acadia Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re Acadia Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019. On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint. On July 16, 2020, lead plaintiff filed the amended complaint. Defendants filed a motion to dismiss the amended complaint on August 28, 2020. Lead plaintiff opposed the motion on September 15, 2020.  Defendants’ reply in support of the motion to dismiss is due on November 11, 2020. A hearing on the motion is scheduled for December 3, 2020.

On February 7, 2020, a purported company stockholder filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against the Company’s directors and certain of its current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On February 19, 2020, the Court granted the parties’ stipulation to stay the derivative action pending a ruling on the motion to dismiss in the federal securities class action. On July 16, 2020, the parties filed a joint motion to continue to stay the derivative action until the defendants in the federal securities class action answer, or the federal securities class action is dismissed with prejudice and all appeals are exhausted, or any party to the stipulation to stay gives 15 days’ written notice that it no longer consents to the voluntary stay. The Court stayed the action on July 22, 2020. On September 9, 2020, the Court substituted plaintiffs and re-captioned the case Shumacher v. Davis et al., Case No. 20-cv-0238.

On June 23, 2020, another derivative complaint (captioned Lazarus v. Davis et al., Case No. 20-cv-0843) was filed in the U.S. District Court for the District of Delaware.  Like the previous derivative complaint, the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On September 9, 2020, the Court transferred the case to the U.S. District Court for the Southern District of California and re-captioned the case Lazarus v. Davis et al., Case No. 20-cv-1774.

On July 24, 2020, the Company filed complaints against (i) Aurobindo Pharma Limited and its affiliate Aurobindo Pharma USA, Inc. and (ii) Teva Pharmaceuticals USA, Inc. and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, the Company filed complaints against (i) Hetero Labs Limited and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., (ii) MSN Laboratories Private Ltd. and its affiliate MSN Pharmaceuticals, Inc., and (iii) Zydus Pharmaceuticals (USA) Inc. and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the United States District Court for the District of Delaware, allege infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID. The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, the Company filed its answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 21, 2020, the Company filed its answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID.

Management currently believes that none of the foregoing claims or actions pending against the Company as of September 30, 2020 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

Government Investigation

In September 2018, the Company received a civil investigative demand (“CID”) from the Department of Justice (“DOJ”) requesting certain documents and information related to the Company’s sales and marketing of NUPLAZID. The Company has cooperated with the DOJ’s request since that time. In October 2020, the DOJ advised the Company that it had concluded its investigation of the Company and would not be taking any further action related to the CID at this time. As such, DOJ advised the Company that it does not need to respond further to the CID.

10. Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018.

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

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The FASB issued this ASU as part of its Simplification Initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provision that impacts the Company is the removal of the exception to the incremental approach of intra-period tax allocation when there is a loss from continuing operations and income or gain from other items (for example, discontinued operations and other comprehensive income). ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company has elected to early adopt ASU 2019-12 as of the beginning of 2020, however, there is no cumulative effect to be recognized with the early adoption and no material impact on the Company’s consolidated financial statements.

11. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 1.3 years to 10.7 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use assets or the lease liabilities as the Company did not consider them reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,835	$1,298	$4,750	$3,844

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,128	$1,240	$3,710	$3,600
Right-of-use assets obtained in exchange for operating lease obligations:	41,190	864	41,571	12,815

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating lease liabilities
Current portion included in accrued liabilities	$3,857	$3,434
Operating lease liabilities	45,343	6,361
Total operating lease liabilities	$49,200	$9,795

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2020	$732
Years ending December 31,
2021	5,134
2022	7,043
2023	6,485
2024	6,260
Thereafter	35,684
Total lease payments	61,338
Less:
Imputed interest	(12,138)
Total operating lease liabilities	$49,200

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2020, the weighted average remaining lease term is 9.7 years and the weighted average discount rate used to determine the operating lease liabilities was 4.7%.

In the fourth quarter of 2018, the Company entered into an agreement to lease the 4th and 5th floors of corporate office space in San Diego, California with total minimum lease payments of $50.4 million over an initial term of 10 years and 9 months. In February 2020, the Company entered into the first amendment to the lease agreement to lease the 2nd floor of corporate office space in San Diego, California with total minimum lease payments of $25.3 million over an initial term of approximately 10 years and 7 months. In March 2020, the Company entered into the second amendment to the lease agreement which increased the total minimum lease payments of the original corporate office space to $51.4 million. During the three months ended September 30, 2020, the lease for the 4th and 5th floors of corporate office space commenced and the Company capitalized a right of use asset and related lease liability of $40.3 million. The operating lease for the additional corporate office space from the first amendment to the lease agreement is expected to commence in the first quarter of 2021. In connection with this lease and its amendment agreements, the Company established a letter of credit for $3.1 million, which has automatic annual extensions and is fully secured by restricted cash.

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

Overview

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In certain countries, and in certain states within the U.S., such orders have been lifted, although recent trends in COVID-19 infections have led to the reinstatement of such orders in various jurisdictions. Certain states in the United States, such as New York, have imposed quarantine requirements on residents of other states travelling to such states, and on July 1, 2020, the European Union banned entry by nonessential travelers from the United States. Additionally, as a result of the pandemic, there have been changes in the practice of medical care and medical education. For example, initially an increased number of health care providers expanded their utilization of telemedicine to conduct patient visits and in many regions within the U.S. the ability of our commercial and medical field teams to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities was restricted or converted to remote access. Currently, health care providers are conducting patient visits in-person and through telemedicine and our sales force has been able to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities either in person in accordance with applicable regulatory guidance and local policies or virtually. Most medical congresses, an important means for medical education are continuing to be conducted virtually and enrollment in clinical trials is being assessed based on local COVID-19 conditions and regional regulatory ad public health guidance.

In an effort to protect the health and safety of our employees and our stakeholders, we adopted recommended policies applicable to office-based employees such as working from home, limiting the number of employees on site, and limiting business travel. For our field-based commercial and medical affairs personnel, we have instituted a protocol to assess the safety of employees to conduct in-person interactions on a localized basis in accordance with applicable regulatory guidance and local policies.

Since the beginning of the pandemic, we have been able to provide an uninterrupted supply of NUPLAZID to patients. We are monitoring our supply chain closely and do not anticipate disruptions in our ability to continue delivering NUPLAZID to patients.

Although we did not see a significant impact on NUPLAZID net sales through September 30, 2020, the duration and ultimate effect of the COVID-19 pandemic on our business, results of operations, financial condition and prospects are difficult to assess or predict at this time. For example, we have re-initiated enrollment in clinical studies that were temporarily paused due to COVID-19 on a study-by-study and site-by-site basis. It is possible that future enrollment in these studies, or enrollment in future studies, could be impacted due to COVID-19. We are continuing to actively monitor the situation and may take further actions affecting our business operations as we deem necessary and in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration (FDA), in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis (PD Psychosis). We hold worldwide commercialization rights to pimavanserin. NUPLAZID is available in 34 mg capsule and 10 mg tablet.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PD Psychosis and we plan to continue to study the use of pimavanserin in multiple disease states. For example, we believe dementia-related psychosis (DRP), represents one of our most important opportunities for further exploration. In June 2020, we submitted a supplemental New Drug Application (sNDA) for NUPLAZID for the treatment of hallucinations and delusions associated with DRP. In July 2020 the FDA notified us of their filing of our sNDA with a Prescription Drug User Fee Act (PDUFA) target action date of April 3, 2021. The sNDA is supported by results from the pivotal Phase 3 HARMONY study, which met its primary endpoint, demonstrating that pimavanserin significantly reduced the risk of relapse of psychosis by 2.8-fold compared to placebo (hazard ratio = 0.353; one-sided p=0.0023). The sNDA also includes positive efficacy results from two additional placebo-controlled studies, both of which met their respective primary endpoints: the Phase 2 (-019) study in patients with Alzheimer’s disease psychosis and the Phase 3 (-020) study in patients with Parkinson’s disease psychosis. The sNDA includes a large safety database from completed and ongoing studies representing over 1,500 patients with neurodegenerative disease. An estimated 8.0 million people in the United States are living with dementia, and studies suggest that approximately 30% of dementia patients, or 2.4 million people, have psychosis, commonly consisting of delusions and hallucinations. Approximately 1.2 million patients in the United States are currently treated for DRP and, of those treated, approximately two-thirds are treated with off-label anti-psychotics. In the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation for pimavanserin for the treatment of DRP.

Schizophrenia remains a disease with high unmet need, and we are currently exploring the utility of pimavanserin in this area. In the fourth quarter of 2016, we initiated our ADVANCE study, a Phase 2 study that evaluated pimavanserin for the negative symptoms of schizophrenia, for which there are currently no FDA-approved therapies. Negative symptoms of schizophrenia have been associated with poor long-term outcomes and disability even when the positive symptoms are well controlled, representing a high unmet need. In November 2019, we announced positive top-line results from our ADVANCE study that evaluated the efficacy of pimavanserin compared to placebo in 403 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. Pimavanserin demonstrated a statistically significant improvement on the study’s primary endpoint, the change from baseline to week 26 on the Negative Symptom Assessment-16 (NSA-16) total score compared to placebo (p=0.043). A greater improvement in the NSA-16 total score compared to placebo was observed in patients who received the highest pimavanserin dose of 34 mg (n=107; unadjusted p=0.0065). 53.8% of patients who were randomized to receive pimavanserin completed the trial on 34 mg, 44.7% on 20 mg, and 1.5% on 10 mg. In the study, pimavanserin did not separate from placebo on the key secondary endpoint, the Personal and Social Performance (PSP), scale. In the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 study will evaluate the efficacy of pimavanserin 34 mg once daily compared to placebo in approximately 386 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren. Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Trofinetide is a novel synthetic analog of the amino-terminal tripeptide of insulin-like growth factor 1 (IGF-1), designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA Fast Track Status and an Orphan Drug Designation in the U.S. and an Orphan Designation in Europe, as well as Rare Pediatric Disease designation in the U.S. Currently, there are no approved medicines for the treatment of Rett syndrome. In October 2019, we initiated the Phase 3 LAVENDER randomized, double-blind placebo-controlled study evaluating trofinetide in girls and young women 5-20 years of age with Rett syndrome. Based on current enrollment projections, we expect results from our LAVENDER study in the second half of 2021, but we are unable to predict with certainty how the pandemic might affect the timing for completion of the study.

In March 2020, we acquired an exclusive worldwide license to develop and commercialize novel drug candidates targeting positive allosteric modulators (PAMs) of the muscarinic M1 receptor with the potential to treat a range of central nervous system (CNS) disorders, from Vanderbilt University. Under the agreement, we obtained exclusive worldwide rights to certain highly selective M1 PAMs, which represent a promising approach for improving cognitive function and other neuropsychiatric symptoms in patients suffering from CNS disorders. The agreement includes a portfolio of candidates, with molecules at various stages of testing, including the lead compound, ACP-319, in early Phase 1 testing, and several additional compounds in pre-clinical development as well as any additional compounds generated in an ongoing discovery program.

In August 2020, we entered into an Agreement and Plan of Merger (Merger Agreement) with Queen Merger Sub, Inc. (Merger Sub), CerSci Therapeutics Incorporated (CerSci), and Shareholder Representative Services LLC, and on the same day, the transactions contemplated by the Merger Agreement closed and Merger Sub merged with and into CerSci, with CerSci as the surviving corporation and our wholly owned subsidiary. CerSci’s lead product candidate, ACP-044, is a unique Reactive Species Decomposition Accelerant, a potentially first-in-class, non-opioid product candidate focused on interrupting pathways that sensitize neurons to pain. The CerSci portfolio contains additional preclinical stage programs, including brain penetrant compounds, with potential for symptomatic and disease modifying treatment utility in neurodegenerative diseases. ACP-044 has shown promising results in animal models evaluating incisional, inflammatory, and neuropathic pain, as well as favorable tolerability and pharmacokinetic properties in Phase 1 trials. We plan to initiate a Phase 2 clinical development program of ACP-044 for pain management in the first half of 2021.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of September 30, 2020, we had an accumulated deficit of $1.9 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PD Psychosis, including schizophrenia. While the FDA notified us of acceptance of our sNDA with a filing date of August 2, 2020 and a PDUFA action date of April 3, 2021, at this time, due to the risks in the regulatory and approval processes, we are unable to estimate with any certainty the costs we will incur for the continued development activities of DRP, including work necessary to support the review of the sNDA. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies. We expect to incur increased research and development expenses as a result of our development of trofinetide under the exclusive North American license granted to us by Neuren, including the costs of the Phase 3 LAVENDER study and a long-term extension study. We currently are responsible for all costs incurred in the development of trofinetide, as well as milestone payments subject to achievement of development milestones. We expect to incur increased research and development expenses as a result of our recently executed exclusive worldwide license agreement for the M1 PAM program, including ACP-319, and the research collaboration with Vanderbilt University as well as our recent acquisition of CerSci and its ACP-044 product candidate and preclinical programs. We currently are responsible for all costs incurred in the development of ACP-319 and the M1 PAM program and ACP-044 as well as milestone payments subject to achievement of development milestones.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, ACP-044 and ACP-319. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other programs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Costs of external service providers:
NUPLAZID (pimavanserin)	$23,182	$29,810	$79,685	$93,532
Trofinetide	17,179	9,142	38,299	23,307
Early stage programs	5,204	3,240	10,443	5,248
Upfront and milestone payments*	52,749	—	62,749	—
Subtotal	98,314	42,192	191,176	122,087
Internal costs	13,816	11,750	42,193	36,317
Stock-based compensation	7,953	8,680	23,645	24,461
Total research and development	$120,083	$62,622	$257,014	$182,865

_____________________

*	This includes upfront and milestone payments as well as transaction costs.

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within schizophrenia, and the development of trofinetide, ACP-044 and ACP-319. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PD Psychosis, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PD Psychosis, including our studies within schizophrenia and the development of trofinetide in Rett syndrome, the development of ACP-044 for pain management, and the development of ACP-319. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our development of pimavanserin in additional indications other than PD Psychosis, our development of trofinetide, ACP-044, and ACP-319, and the progress and timing of expenditures related to studies pursuant to our post-marketing commitments. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact of COVID-19 pandemic may have on our business, results of operations, financial condition and prospects, including with respect to our financial results for the remainder of fiscal 2020. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended September 30, 2020 and 2019

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $120.6 million and $94.6 million for the three months ended September 30, 2020 and 2019, respectively. The increase in net product sales of $26.0 million was primarily due to growth in NUPLAZID unit sales of approximately 14% in the three months ended September 30, 2020 as compared to the same period in 2019. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2020 compared to 2019.

Cost of Product Sales

Cost of product sales was $2.0 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively, or approximately 2% and 3% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the three months ended September 30, 2020 as compared to the same period in 2019 due primarily to a higher average selling price for NUPLAZID in the current period.

License Fees and Royalties

License fees and royalties were $2.8 million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $120.1 million for the three months ended September 30, 2020, including $8.0 million in stock-based compensation expense, from $62.6 million for the three months ended September 30, 2019, including $8.7 million in stock-based compensation expense. The increase in research and development expenses was primarily due to the aggregated $52.8 million upfront consideration and transaction costs paid for the acquisition of CerSci.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $81.6 million for the three months ended September 30, 2020, including $12.9 million in stock-based compensation expense, from $72.7 million for the three months ended September 30, 2019, including $13.0 million in stock-based compensation expense. The increase in selling, general and administrative expenses was mainly due to an increase of $5.0 million in external service costs as well as an increase of $3.9 million in personnel and related costs. The increase in external service costs was primarily attributable to increased costs associated with corporate support functions and medical affairs. The increase in personnel and related costs was due to increased headcount in our commercial and administrative support functions during the three months ended September 30, 2020 as compared to the same period of 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $320.7 million and $240.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in net product sales of $79.9 million was primarily due to growth in NUPLAZID unit sales of approximately 21% in the nine months ended September 30, 2020 as compared to the same period in 2019. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2020 compared to 2019.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2020 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2019	$2,576	$316	$11,326	$14,218
Provision related to current period sales	36,380	1,379	30,698	68,457
Credits/payments for current period sales	(32,945)	(1,303)	(24,986)	(59,234)
Credits/payments for prior period sales	(2,576)	(316)	(9,128)	(12,020)
Balance as of September 30, 2020	$3,435	$76	$7,910	$11,421

Cost of Product Sales

Cost of product sales was $7.7 million and $8.3 million for the nine months ended September 30, 2020 and 2019, respectively, or approximately 2% and 3% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the nine months ended September 30, 2020 as compared to the same period in 2019 due primarily to a higher average selling price for NUPLAZID in the current period.

License Fees and Royalties

License fees and royalties were $7.5 million and $5.9 million for the nine months ended September 30, 2020 and 2019, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses increased to $257.0 million for the nine months ended September 30, 2020, including $23.6 million in stock-based compensation expense, from $182.9 million for the nine months ended September 30, 2019, including $24.5 million in stock-based compensation expense. The increase in research and development expenses was due to an increase of $69.1 million in external costs and an increase of $5.0 million in personnel and related costs. The increase in external costs was primarily due to the aggregated $52.8 million upfront consideration and transaction costs paid for the acquisition of CerSci, and an upfront payment of $10.0 million to Vanderbilt University for the license agreement and research collaboration to develop and commercialize M1 PAM program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $267.9 million for the nine months ended September 30, 2020, including $37.5 million in stock-based compensation expense, from $233.8 million for the nine months ended September 30, 2019, including $35.7 million in stock-based compensation expense. The increase in selling, general and administrative expenses was mainly due to an increase of $18.2 million in personnel and related costs, including an increase of $1.8 million in stock-based compensation expense and an increase of $15.9 million in external costs. The increase in personnel and related costs was mainly due to increased headcount in our commercial and administrative support functions during the nine months ended September 30, 2020 as compared to the same period of 2019. The increase in external costs was primarily a result of increased costs associated with advertising and promotion, corporate support functions and medical affairs.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income, and, since 2016, with revenues from sales of NUPLAZID. In August 2020, we issued common stock with a value of approximately $44.3 million to CerSci’s former equityholders. In September 2019, we raised net proceeds of approximately $271.5 million in a follow-on public offering of our common stock. In November 2018, we raised net proceeds of approximately $298.5 million in a follow-on public offering of our common stock. In January and August 2016, we raised total net proceeds of approximately $497.5 million in follow-on public offerings of our common stock, and in 2014 we raised net proceeds of $196.8 million in a public offering of our common stock. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned commercial activities for NUPLAZID, our ongoing and planned development activities for pimavanserin in additional indications other than PD Psychosis, studies to be conducted pursuant to our post-marketing commitments and our ongoing and planned development activities for trofinetide for the treatment of Rett syndrome, ACP-044 for pain management, and for various M1 PAM compounds, including ACP-319, under the agreement with Vanderbilt University. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next twelve months.

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

•	the costs of our development activities for trofinetide;
•	the costs of our development activities for ACP-044;
•	the costs of our development activities for ACP-319 and the M1 PAM program;
•	the costs of maintaining and developing our sales and marketing capabilities for NUPLAZID;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the amount of U.S. product sales from NUPLAZID;

•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the United States, and in additional indications other than PD Psychosis and for other product candidates, as well as the costs required to support review of such applications;

•	the costs of manufacturing and distributing NUPLAZID for commercial use in the United States;
•

our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the United States or in additional indications other than PD Psychosis, or from trofinetide, ACP-044, ACP-319 and other product candidates;

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

At September 30, 2020, we had $644.4 million in cash, cash equivalents, and investment securities, compared to $697.4 million at December 31, 2019. This $53.0 million decrease was primarily due to net cash used in operating activities offset by cash proceeds from the exercise of employee stock options. Net cash used in operating activities decreased to $108.7 million for the nine months ended September 30, 2020 compared to $121.4 million for the nine months ended September 30, 2019. This decrease in cash used in operations was primarily due to an increase in our net revenues, offset by additional research and development costs, including the upfront license fee to Vanderbilt University and upfront and closing costs paid for the acquisition of CerSci, and sales and marketing costs.

Net cash provided by investing activities totaled $309.5 million for the nine months ended September 30, 2020 compared to net cash provided by investing activities of $43.3 million for the nine months ended September 30, 2019. The increase in net cash provided by investing activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to increased net maturities of investment securities.

Net cash provided by financing activities decreased to $62.9 million for the nine months ended September 30, 2020 compared to $328.8 million for the nine months ended September 30, 2019. This decrease in net cash provided by financing activities for the nine months ended September 30, 2020 was attributable primarily to the follow-on public offering in September 2019 of $271.5 million.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

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

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. Acadia Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against us and certain of our current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re Acadia Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019. On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint. On July 16, 2020, lead plaintiff filed the amended complaint. Defendants filed a motion to dismiss the amended complaint on August 28, 2020. Lead plaintiff opposed the motion on September 15, 2020.  Defendants’ reply in support of the motion to dismiss is due on November 11, 2020. A hearing on the motion is scheduled for December 3, 2020.

On February 7, 2020, a purported company stockholder filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against our directors and certain of our current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On February 19, 2020, the Court granted the parties’ stipulation to stay the derivative action pending a ruling on the motion to dismiss in the federal securities class action. On July 16, 2020, the parties filed a joint motion to continue to stay the derivative action until the defendants in the federal securities class action answer, or the federal securities class action is dismissed with prejudice and all appeals are exhausted, or any party to the stipulation to stay gives 15 days’ written notice that it no longer consents to the voluntary stay. The Court stayed the action on July 22, 2020. On September 9, 2020, the Court substituted plaintiffs and re-captioned the case Shumacher v. Davis et al., Case No. 20-cv-0238.

On June 23, 2020, another derivative complaint (captioned Lazarus v. Davis et al., Case No. 20-cv-0843) was filed in the U.S. District Court for the District of Delaware.  Like the previous derivative complaint, the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On September 9, 2020, the Court transferred the case to the U.S. District Court for the Southern District of California and re-captioned the case Lazarus v. Davis et al., Case No. 20-cv-1774.

On July 24, 2020, we filed complaints against (i) Aurobindo Pharma Limited and its affiliate Aurobindo Pharma USA, Inc. and (ii) Teva Pharmaceuticals USA, Inc. and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, we filed complaints against (i) Hetero Labs Limited and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., (ii) MSN Laboratories Private Ltd. and its affiliate MSN Pharmaceuticals, Inc., and (iii) Zydus Pharmaceuticals (USA) Inc. and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the United States District Court for the District of Delaware, allege infringement of certain of our Orange Book-listed patents covering NUPLAZID. The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, we filed our answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 21, 2020, we filed our answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID.

We currently believe that none of the foregoing claims or actions pending against us as of September 30, 2020 is likely to have, individually or in the aggregate, a material adverse effect on our business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters. We are unable to estimate possible losses or ranges of losses that may result from these matters, and therefore we have not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

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

Risks Related to Our Business

Our prospects are highly dependent on the successful commercialization of NUPLAZID. To the extent NUPLAZID is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

NUPLAZID is our only drug that has been approved for sale and it has only been approved for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis (PD Psychosis), in the United States since April 2016. We are currently focusing most of our activities and resources on NUPLAZID, because we believe that our prospects are highly dependent on, and the vast majority of the value of our company relates to, our ability to successfully commercialize NUPLAZID in the United States.

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

In addition, our business could be adversely affected by the effects of public health threats, including the ongoing COVID-19 pandemic. Although we did not see a material impact on our net sales of NUPLAZID through September 30, 2020, in light of the lengthy duration of the pandemic, we continue to expect that sales of NUPLAZID may be negatively impacted by changes in commercial practices resulting from COVID-19, such as the transition to telemedicine, possible decreases in initial diagnoses, and decreased access to certain market segments. Accordingly, in May 2020 we reduced the high range of our revenue guidance for 2020 to reflect this expectation. The ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time and no assurances can be given that the pandemic will not have a significant impact on our business, results of operations, financial condition and prospects.

If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of pimavanserin for other additional indications in the United States, or for any indication in foreign jurisdictions, or regulatory approval of trofinetide for Rett syndrome, we will not be able to market pimavanserin for other indications or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.*

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PD Psychosis does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of dementia-related psychosis, would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis. In December 2019, we announced top-line results from the HARMONY study in a presentation at the 12th CTAD Meeting. Pimavanserin was well-tolerated in the study and met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8-fold compared to placebo (HR = 0.353; one-sided p=0.0023). We submitted a sNDA to the FDA for the treatment of dementia-related psychosis on June 3, 2020. In July 2020 the FDA notified us of their filing of our sNDA with a filing date of August 2, 2020 and a PDUFA action date of April 3, 2021. As part of their filing communication, the FDA advised us that it has not identified any potential review issues at that point in their evaluation and at that time were not planning to hold an Advisory Committee meeting. We initiated a Phase 3 program for pimavanserin as an adjunctive treatment for major depressive disorder in April 2019. In July 2020, we announced that our Phase 3 CLARITY study, which combined two identical, double-blind, placebo-controlled studies, did not achieve statistical significance on the primary endpoint. As a result, at this time we do not plan on initiating any additional Phase 3 studies to evaluate pimavanserin for the broader adjunctive major depressive disorder indication.

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

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions or to submit trofinetide for approval for Rett syndrome. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PD Psychosis. In addition, strategic considerations need to be taken into account when determining whether and when to submit NUPLAZID for approval in other jurisdictions. For example, in the fourth quarter of 2016, the European Medicines Agency (EMA), approved our proposed pediatric investigation plan related to our planned submission of a marketing authorization application (MAA), for NUPLAZID for the treatment of PD Psychosis in Europe. However, in light of our continuing clinical development of pimavanserin in indications other than in PD Psychosis, and the time-limited data exclusivity currently granted by the EMA that commences on first approval of a product in Europe, we deferred submission of the MAA and we do not yet have a revised estimate of when we will make that filing. If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency outside of the United States or any marketing approval for trofinetide, we will never be able to commercialize NUPLAZID for any other indication in the United States or for any indication in any other jurisdiction or be able to commercialize trofinetide at all. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. There remain legal and political challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. Legislation enacted in 2017, informally title the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act), includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and also increased the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent to 70 percent. Given that the current patient population for NUPLAZID is primarily Medicare beneficiaries, accelerating the closure of the coverage gap and the increase in the discount that must be paid, could have a significant impact on the Company’s business in 2020 and beyond. In December 2018, CMS published a new rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of litigation regarding the method CMS uses to determine this risk adjustment. However, on April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress' denial of $12 billion in “risk corridor” funding. On December 14, 2018, a federal judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, which are expected to occur in the fall of 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2 percent per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act (CARES Act), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Additionally, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (HHS), has solicited feedback on some of these measures and has implemented others under its existing authority. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of President Trump’s importation executive order announced in July 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Although a number of such measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval. It is also possible that additional governmental action may be taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that Qualified Health Plan (QHP) issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic. CMS noted its concern that such activities may divert provider attention from caring for patients, as well as jeopardize the health and safety of QHP issuer staff and survey vendor staff. Further, on August 6, 2020, President Trump issued an executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China.

We are subject, directly and indirectly, to federal, state and foreign healthcare laws and regulations, including healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Our operations are directly, and indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our clinical research, sales, marketing, grants, charitable donations, and education programs and constrain the business or financial arrangements with healthcare providers, physicians, charitable foundations that support Parkinson’s disease patients generally, and other parties that have the ability to directly or indirectly influence the prescribing, ordering, marketing, or distribution of our products for which we obtain marketing approval. In addition, we are subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their implementing regulations, and as amended again by the Final HIPAA Omnibus Rule, Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates, individuals or entities that perform certain services involving the use or disclosure of individually identifiable health information on behalf of a covered entity and their subcontractors that use, disclose or otherwise process individually identifiable health information;

•	the U.S. Federal Food, Drug and Cosmetic Act (FDCA), which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value made to physicians (as defined under such law), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•

analogous state and local laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities and/or the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers, and the European General Data Protection Regulation (EU) 2016/679 (GDPR), which became effective in May 2018 and contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation, including companies like us that conduct clinical trials in the EU; we anticipate that over time we may expand our business operations to include additional operations in the EU and with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

Additionally, California recently enacted legislation, which became effective on January 1, 2020, that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act (CCPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data.

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

In addition, the HHS Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price (AMP), and best price (BP), for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the civil False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

The FDA granted marketing approval of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis, and we could face liability if a regulatory authority determines that we are promoting NUPLAZID for any “off-label” uses.

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication or patient population that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of NUPLAZID, and any other products we may market, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice (DOJ), and various U.S. Attorneys’ Offices, the HHS Office of Inspector General, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the civil False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA, DOJ, or any other governmental agency initiates an enforcement action against us, or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2020, we had an accumulated deficit of approximately $1.9 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidate opportunities.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $644.4 million at September 30, 2020. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID, and other research and development programs;

•	the costs of our development activities for trofinetide;
•	the costs of our development activities for ACP-319 and the M1 PAM program;
•	the costs of maintaining and developing our sales and marketing capabilities for NUPLAZID;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the amount of U.S. product sales from NUPLAZID;
•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the United States, and in additional indications other than in PD Psychosis, and for other product candidates, as well as the costs required to support review of such applications;

•	the costs of manufacturing and distributing NUPLAZID for commercial use in the United States;
•

our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the United States or in additional indications other than in PD Psychosis, or from trofinetide, ACP-044, ACP-319 and other product candidates;

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

We are solely responsible for the development and commercialization of pimavanserin.*

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including clinical trials of pimavanserin for indications other than in PD Psychosis and the sNDA submission for pimavanserin in dementia-related psychosis, in the event of approval for dementia-related psychosis, we would need to add significant resources, and possibly raise additional capital, in order to further commercialize pimavanserin, and to conduct the necessary sales and marketing activities, and to conduct further development activities. Our current strategy is to continue to commercialize NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis in the United States using our specialty sales force focused primarily on neurologists, a small group of psychiatrists, and pharmacists and physicians in long-term care facilities who treat PD Psychosis patients. In preparation for a potential U.S. launch in dementia-related psychosis, we will need to increase the U.S. sales force significantly, and expand additional commercial, medical affairs and general and administrative support functions prior to obtaining regulatory approval for pimavanserin in dementia-related psychosis. In addition, if we are approved to commercialize NUPLAZID in markets outside of the United States, we may need to establish one or more strategic alliances in the future for that purpose. Without future additional resources or collaboration partners in the United States and abroad, we might not be able to realize the full value of NUPLAZID.

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

In December 2019, we announced top-line results from the HARMONY study in a presentation at the 12th CTAD Meeting. Pimavanserin was well-tolerated in the study and met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8-fold compared to placebo (HR = 0.353; one-sided p=0.0023). In July 2020 the FDA notified us of acceptance of our sNDA with a PDUFA date of April 3, 2021. We cannot guarantee that the full results of the HARMONY study and other existing clinical data will be sufficient to support the approval of a supplemental NDA, or whether regulatory agencies will require additional clinical trials or information, which could impact the approvability or commercialization timing and prospects of pimavanserin in the dementia-related psychosis indication. In November 2019, we announced positive top-line results from the Phase 2 ADVANCE study evaluating pimavanserin for the negative symptoms of schizophrenia for patients whose positive symptoms were controlled on a stable background antipsychotic treatment. We may plan and conduct additional studies in the future, and have initiated the Phase 3 LAVENDER study of trofinetide in Rett syndrome in October 2019.

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

Public health threats, including the current global COVID-19 pandemic, could have an adverse effect on our operations and financial results, or may cause us to modify or suspend our financial guidance.*

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. The rapid global spread of COVID-19 has had a major impact on the financial markets, the global economy and the economies of particular countries or regions, and has led to travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders imposed by authorities and the extended shutdown of certain non-essential businesses in the United States throughout the world, including in countries where we have planned or active clinical trials. In an effort to protect the health and safety of our employees, we adopted recommended policies applicable to office-based employees as well as our field-based commercial and medical affairs personnel, such as working from home, limiting employees to essential on-site work only, and suspending all business travel. The effects and duration of such measures could have a material adverse impact on our business, results of operations, financial condition and prospects. In addition, travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

Our sales force has had physical access to hospitals, clinics, long-term care and skilled nursing facilities, healthcare providers and pharmacies curtailed, which may have a material adverse effect on our future sales. Currently, health care providers are conducting patient visits in-person and through telemedicine and our sales force has been able to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities either in person in accordance with applicable regulatory guidance and local policies or virtually. While digital tools are available to our field employees to facilitate remote meetings with healthcare providers that are unable to meet in-person, we cannot ensure that these methods will be effective. Additionally, patients who are currently using NUPLAZID or who are eligible to use NUPLAZID, may be unable to meet with their healthcare providers in person, which may reduce the number of prescription refills or new patient starts, affecting our revenues both in our currently approved indication and potentially impacting our anticipated launches in other indications, if approved.

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

Although we did not see a material impact on NUPLAZID net sales through September 30, 2020, the ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time and no assurances can be given that the pandemic will not have a significant impact on our business, results of operations, financial condition and prospects. Furthermore, this uncertainty may cause us to retract, suspend or modify our existing financial guidance, and/or negatively affect our ability to provide financial guidance for 2020 and future periods.

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

We have contracted with Patheon Pharmaceuticals Inc. and Catalent Pharma Solutions, LLC to manufacture NUPLAZID drug product for commercial use in the United States. Additionally, we have contracted with Siegfried AG to manufacture active pharmaceutical ingredient (API), to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for NUPLAZID drug product or NUPLAZID API, and we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. While we currently have over two years of pimavanserin API and over nine months of NUPLAZID finished product on hand to continue our commercial and clinical operations as planned, depending on the length of the COVID-19 pandemic and whether further disruptions occur, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from the COVID-19 outbreak, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute NUPLAZID for commercial sales and our product candidates for our clinical trials and research and development operations. Additionally, if NUPLAZID is approved for commercial sale in jurisdictions outside the United States, we will need to contract with a third party to manufacture such products for commercial sale in the United States and/or in such other jurisdictions.

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

The manufacturers of NUPLAZID and trofinetide and any other product candidates, including Catalent, Patheon and Siegfried, are obliged to operate in accordance with FDA-mandated current good manufacturing practices (cGMPs), and we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture NUPLAZID and trofinetide and any other product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of NUPLAZID and trofinetide and any other product candidate that receives regulatory approval, negatively impact our commercialization of NUPLAZID, or lead to significant delays in the launch and commercialization of trofinetide or any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

The manufacture of pharmaceutical products requires significant and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of NUPLAZID or trofinetide or any other product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize NUPLAZID in the United States, or provide trofinetide or any other product candidates to patients in clinical trials, would be jeopardized. Any delay or interruption in our ability to meet commercial demand for NUPLAZID and any other approved products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

We have recently increased the size of our organization, and if we receive approval of NUPLAZID in additional indications, including dementia-related psychosis, we would need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of September 30, 2020, we employed approximately 580 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

If we fail to comply with the obligations in agreements under which we license intellectual property rights from third parties, we could lose license rights to certain of our product candidates. *

In August 2018, we entered into a license agreement with Neuren, and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. In March 2020, we entered into a license agreement with Vanderbilt University, and obtained exclusive worldwide license to develop and commercialize our M1 PAM program, and we may enter into additional license agreements in the future.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the 2017 Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating losses and certain other tax attributes to offset future taxable income or taxes may be limited.*

Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 Tax Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes to U.S. and non-U.S. tax laws or challenges by tax authorities to our intercompany arrangements could materially adversely affect us.*

In 2015, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to Acadia Pharmaceuticals GmbH, our wholly owned Swiss subsidiary (Acadia GmbH), and in July 2020 we licensed additional related rights to Acadia GmbH. Our goals for the establishment of Acadia GmbH, and the licensing of worldwide intellectual property rights for pimavanserin, include building a platform for long-term operational and financial efficiencies, including tax-related efficiencies. Future changes in U.S. and non-U.S. tax laws, including implementation of international tax reform relating to the tax treatment of multinational corporations, if enacted, may reduce or eliminate any potential financial efficiencies that we hoped to achieve by establishing this operational structure. Additionally, taxing authorities, such as the U.S. Internal Revenue Service, may audit and otherwise challenge these types of arrangements, and have done so with other companies in the pharmaceutical industry. If any such changes in tax law are enacted, or our licensing of worldwide intellectual property rights for pimavanserin to our Swiss subsidiary is otherwise challenged, this could materially adversely affect our business.

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

Laws and regulations affecting public companies, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, the provisions of the Sarbanes-Oxley Act of 2002 (SOX), and rules adopted or proposed by the SEC and by The Nasdaq Stock Market, have resulted in, and will continue to result in, significant costs to us as we evaluate the implications of these rules and respond to their requirements. In the future, if we are not able to issue an evaluation of our internal control over financial reporting, as required, or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees, and as our executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time, the Financial Accounting Standards Board (FASB), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. We adopted this new standard for the year beginning January 1, 2019. Consequently, all of our operating lease commitments were recognized as lease liabilities, with corresponding right-of-use assets, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Upon adoption of the standard, we recorded a right-of-use asset and lease liability of approximately $12.0 million in our condensed consolidated balance sheets. We have elected the standard’s package of practical expedients on adoption requiring no reassessment of whether any expired or existing agreements contain a lease, the classification of any expired or existing lease agreements, or initial direct costs for any existing leases. The majority of our leases are facility and equipment leases and are classified as operating leases under current lease guidance. Any difficulties in implementing this standard, or in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of product revenue, our operating results could be significantly affected.

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

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.*

Our commercial success depends on obtaining and maintaining intellectual property rights to our products and product candidates, including NUPLAZID, and technologies, as well as successfully defending these rights against third-party challenges. Successful challenges to, or misappropriation of, our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and contracts requiring confidentiality and nondisclosure. If our patents are successfully challenged, we may face generic competition prior to the expiration dates of our U.S. Orange Book listed patents. In June 2020, Aurobindo Pharma Limited (Aurobindo), Hetero Labs Limited (Hetero), MSN Laboratories Private Ltd. (MSN Labs), Teva Pharmaceuticals USA, Inc. (Teva) and Zydus Pharmaceuticals (USA) Inc. (Zydus) notified us that they had filed an Abbreviated New Drug Application (ANDA) with the FDA for generic versions of NUPLAZID, seeking approval prior to the expiration of our patents. On July 24, 2020, we filed complaints against Aurobindo and its affiliate Aurobindo Pharma USA, Inc. and Teva and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, we filed complaints against Hetero and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., MSN Labs and its affiliate MSN Pharmaceuticals, Inc., and Zydus and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the United States District Court for the District of Delaware, allege infringement of certain of our Orange Book-listed patents covering NUPLAZID. The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, we filed our answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 21, 2020, we filed our answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. While we intend to defend the validity of such patents vigorously, and will seek to use all appropriate methods to prevent their infringement, such efforts are expensive and time consuming. Any substantial decrease in the revenue and income derived from NUPLAZID would have an adverse effect on our results of operations.

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

•	our proprietary technologies may not be patentable;
•	changes to patent laws that limit the exclusivity rights of patent holders or make it easier to render a patent invalid;
•	recent decisions by the United States Supreme Court limiting patent-eligible subject matter;
•	litigation regarding our patents may include challenges to the validity, enforceability, scope and term of one or more patents;
•	the passage of The Leahy-Smith America Invents Act (the America Invents Act), introduced new procedures for challenging pending patent applications and issued patents; and
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

We regularly conduct searches to identify patents or patent applications that may prevent us from obtaining patent protection for our proprietary compounds or that could limit the rights we have claimed in our patents and patent applications. Disputes may arise regarding the ownership or inventorship of our inventions. For applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office (United States PTO), to determine who was the first to invent the invention at issue. It is difficult to determine how such disputes would be resolved. Applications containing a claim not entitled to priority before March 16, 2013, are not subject to interference proceedings due the change brought by the America Invents Act to a “first-to-file” system. However, a derivation proceeding can be brought by a third-party alleging that the inventor derived the invention from another.

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

Central provisions of the America Invents Act went into effect on September 16, 2012 and on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR), and post-grant review, that allow third parties to challenge the validity of an issued patent in front of the United States PTO Patent Trial and Appeal Board. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. IPRs permit any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. Patents covering pharmaceutical products have been subject to attack in IPRs from generic drug companies and from hedge funds. If it is within nine months of the issuance of the challenged patent, a third party can petition the United States PTO for post-grant review, which can be based on any invalidity grounds and is not limited to prior art patents or printed publications.

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

For example, the use of NUPLAZID for the treatment of hallucinations and delusions associated with PD Psychosis competes with off-label use of antipsychotic drugs, including the generic drugs quetiapine and clozapine. If approved, pimavanserin for the treatment of dementia-related psychosis would compete with off-label use of antipsychotic drugs, including the generic drugs risperidone and quetiapine, and drugs indicated for the treatment of Alzheimer’s disease and dementia in patients with Alzheimer’s disease, including Aricept, marketed by Eisai Inc. and Pfizer Inc., and Namenda, marketed by Forest Laboratories, LLC, a wholly owned subsidiary of Actavis. Pimavanserin for the treatment of schizophrenia, if approved for that indication, would compete with Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., Caplyta, marketed by IntraCellular Therapeutics and generic drugs, including olanzapine, risperidone, aripiprazole and clozapine.

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PD Psychosis and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The parties agreed to a settlement in that case, which was approved by the court in January 2018. Additionally, between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three putative securities class action complaints were filed against us and certain of our current executive officers. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019.  On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint.  On July 16, 2020, lead plaintiff filed the amended complaint. Defendants filed a motion to dismiss the amended complaint on August 28, 2020. Lead plaintiff opposed the motion on September 15, 2020.  Defendants’ reply in support of the motion to dismiss is due on November 11, 2020. A hearing on the motion is scheduled for December 3, 2020.

In addition, on February 7, 2020, a purported company stockholder filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against the Company’s directors and certain of its current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On February 19, 2020, the Court granted the parties’ stipulation to stay the derivative action pending a ruling on the motion to dismiss in the federal securities class action.  On July 16, 2020, the parties filed a joint motion to continue to stay the derivative action until the defendants in the federal securities class action answer, or the federal securities class action is dismissed with prejudice and all appeals are exhausted, or any party to the stipulation to stay gives 15 days’ written notice that it no longer consents to the voluntary stay. The court stayed the action on July 22, 2020. On September 9, 2020, the Court substituted plaintiffs and re-captioned the case Shumacher v. Davis et al., Case No. 20-cv-0238. On June 23, 2020, another derivative complaint (captioned Lazarus v. Davis et al., Case No. 20-cv-0843) was filed in the U.S. District Court for the District of Delaware.  Like the previous derivative complaint, the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On September 9, 2020, the Court transferred the case to the U.S. District Court for the Southern District of California and re-captioned the case Lazarus v. Davis et al., Case No. 20-cv-1774. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

10.1[a]	Attachment #7, dated September 30, 2020, to the Master Services Agreement, dated December 15, 2016, by and between Acadia Pharmaceuticals GmbH and Siegfried AG and its affiliates.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 4, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_______________________

a	Certain portions of this exhibit (indicated by “[…***…]” have been omitted pursuant to confidential treatment).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: November 4, 2020	By:	/s/ Elena Ridloff
Elena Ridloff
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)