Form 10-K
period 2020-12-31
ACADIA PHARMACEUTICALS INC
filed 2021-02-25
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.6 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2020 of $48.47 per share.

As of February 10, 2021, 160,047,470 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2021 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2020

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the benefits to be derived from NUPLAZID® (pimavanserin), trofinetide and from our drug candidates, the potential market opportunities for pimavanserin and our drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving pimavanserin and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and cause our results to differ materially from those expressed or implied by our forward-looking statements. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Item 1.	Business.

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in central nervous system (CNS) disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration (FDA) in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis (PDP), and is the first and only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist/antagonist, preferentially targeting 5-HT2A receptors with no appreciable affinity for dopaminergic, histaminergic, or muscarinic receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PDP without negatively impacting motor function in our Phase 3 pivotal trial. NUPLAZID has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA for the treatment of PDP. We hold worldwide commercialization rights to pimavanserin.

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PDP and we plan to continue to study the use of pimavanserin in multiple disease states. Beyond PDP, we believe dementia-related psychosis (DRP), represents one of our most important opportunities for further development.  In June 2020, we submitted to the FDA a supplemental New Drug Application (sNDA) for NUPLAZID for the treatment of hallucinations and delusions associated with DRP. In July 2020 the FDA notified us of their filing of our sNDA with a Prescription Drug User Fee Act (PDUFA) target action date of April 3, 2021.

Negative symptoms of schizophrenia have been associated with poor long-term outcomes and disability even when the positive symptoms are well controlled, representing a high unmet need. There are currently no FDA-approved therapies for the treatment of the negative symptoms of schizophrenia. We are currently exploring the utility of pimavanserin in this area. In the fourth quarter of 2019 we announced positive results from our pivotal ADVANCE study and in the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 program is evaluating the efficacy of pimavanserin in patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren Pharmaceuticals Limited (Neuren). Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Currently, there are no approved medicines for the treatment of Rett syndrome. In October 2019, we initiated the Phase 3 LAVENDER study evaluating trofinetide in Rett syndrome. Based on current enrollment projections, we expect results from our LAVENDER study in the fourth quarter of 2021.

In August 2020, we entered into an Agreement and Plan of Merger (Merger Agreement) with CerSci Therapeutics Incorporated (CerSci), pursuant to which one of our wholly owned subsidiaries merged with and into CerSci, with CerSci as the surviving corporation. CerSci’s lead product candidate, ACP-044, is a novel, first-in-class, orally administered, peripherally-restricted, non-opioid analgesic being evaluated for the treatment of pain. The mechanism of action is designed to interrupt multiple pain pathways and sensitization of neurons to pain, by accelerating the decomposition of peroxynitrite, a nitroxidative agent elevated following tissue injury. The CerSci portfolio contains a portfolio of preclinical stage molecules, including brain penetrant compounds, with potential for symptomatic and disease modifying utility in neurodegenerative diseases. ACP-044 has shown promising results in animal models evaluating incisional, inflammatory, and neuropathic pain, as well as favorable tolerability and pharmacokinetic properties in Phase 1 trials. In the first quarter of 2021, we will be initiating an acute pain Phase 2 study of ACP-044 compared to placebo for patients undergoing bunionectomy surgery. In addition, we plan to initiate a Phase 2 study for patients suffering from chronic osteoarthritis pain in the second quarter of 2021.

In March 2020, we acquired an exclusive worldwide license to develop and commercialize novel drug candidates targeting positive allosteric modulators (PAMs) of the muscarinic M1 receptor with the potential to treat cognition in dementia and psychotic symptoms in schizophrenia, from Vanderbilt University. Under the agreement, we obtained exclusive worldwide rights to certain highly selective M1 PAMs, which represent a promising approach for improving cognitive function and other neuropsychiatric symptoms in patients suffering from CNS disorders. The agreement includes a portfolio of candidates, with molecules at various stages of testing, including the lead compound, ACP-319, which is in Phase 1 testing, and several additional compounds in pre-clinical development as well as any additional compounds generated in an ongoing discovery program.

Corporate Information

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

Our Strategy

Our strategy is to identify, develop and commercialize innovative therapies that address unmet medical needs in CNS disorders. Key elements of our strategy are to:

•

Drive the successful commercialization of NUPLAZID for Parkinson’s disease psychosis in the United States. NUPLAZID was approved by the FDA in April 2016 for the treatment of hallucinations and delusions associated with PDP. We launched NUPLAZID in the United States in May 2016 and an important objective is to establish NUPLAZID as the standard of care for PDP. We employ U.S. sales specialists that are focused on promoting NUPLAZID to physicians who treat PDP patients, including neurologists, psychiatrists and long-term care physicians.

•

Deliver pimavanserin to the market for the treatment of patients with dementia-related psychosis. In June 2020, we submitted an sNDA for NUPLAZID for the treatment of hallucinations and delusions associated with DRP. Our PDUFA target action date is April 3, 2021. In preparation for a potential U.S. launch, we plan to increase the U.S. sales force, including expansion of additional commercial, medical affairs and general and administrative support functions prior to obtaining regulatory approval for NUPLAZID in DRP. If approved, NUPLAZID will be the first and only FDA-approved treatment for DRP.

•

Develop our next wave of breakthroughs. We are advancing clinical candidates in five indications focused on the treatment of neurological and psychiatric indications that are underserved due to limited or no treatment options and represent large unmet medical needs. We have ongoing research programs and are focused on licensing and acquiring new programs through strategic business development.

Our Pipeline

COMPOUND/ PROGRAM	INDICATION	PHASE 1	PHASE 2	PHASE 3	REGISTRATION	MARKETED
NUPLAZID® (pimavanserin)*	Parkinson's Disease Psychosis					
Pimavanserin	Dementia Related Psychosis					
Pimavanserin	Negative Symptoms of Schizophrenia					
Trofinetide**	Rett Syndrome					
ACP-044	Acute and Chronic Pain					
ACP-319***	Cognition and Schizophrenia					

** Acadia has an exclusive license to develop and commercialize trofinetide in North America from Neuren Pharmaceuticals.

*** Acadia has an exclusive worldwide license to develop and commercialize ACP-319 and other M1 PAM program compounds from Vanderbilt University.

NUPLAZID (pimavanserin)

Pimavanserin is a new chemical entity that we discovered and that was approved by the FDA in April 2016 for the treatment of hallucinations and delusions associated with PDP and is the only drug approved in the United States for this condition and is marketed under the tradename NUPLAZID in the United States. NUPLAZID is a selective serotonin inverse agonist/antagonist preferentially targeting the 5-HT2A receptor, a key serotonin receptor that plays an important role in psychosis. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PDP without negatively impacting motor function in our Phase 3 pivotal trial. NUPLAZID has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PDP. We hold worldwide commercialization rights to NUPLAZID for all indications and have established a broad patent portfolio, which includes numerous issued patents in the United States, Europe, and several additional countries. NUPLAZID is available in 34 mg capsule and 10 mg tablet dosage forms.

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

PDP is a debilitating disorder commonly characterized by visual hallucinations and delusions that afflicts about 40% of the one million Parkinson’s disease patients in the United States. The development of psychosis in patients with Parkinson’s disease substantially contributes to the burden of Parkinson’s disease and deeply affects their quality of life. PDP is associated with a diminished quality of life, nursing home placement, and increased caregiver stress and burden.

As the first and only drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP, NUPLAZID provides an innovative approach to the treatment of PDP without compromising motor control and potentially avoiding many of the debilitating side effects of existing antipsychotics.

In connection with the FDA approval of NUPLAZID, we have agreed to four post-marketing commitments. Two of four commitments are already completed within the agreed upon timelines. The remaining two commitments, including a randomized, placebo-controlled withdrawal study in PDP patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID, are on-track to be completed according to timelines agreed to with the FDA.

Pimavanserin as a Treatment for Dementia-Related Psychosis

An estimated 8.0 million people in the United States are living with dementia and studies suggest that approximately 30% of dementia patients, or 2.4 million people, have psychosis, commonly consisting of delusions and hallucinations. Approximately 1.2 million patients in the United States are currently treated for DRP and of those treated, approximately two-thirds are treated with off-label anti-psychotics.

Symptoms of DRP are often persistent and may occur with increasing frequency with progression of disease as patients become more impaired. Serious consequences have been associated with persistent or severe psychosis in persons with dementia such as repeated hospital admissions, earlier progression to nursing home care, severe dementia, and death. There are currently no FDA-approved treatments for DRP. Off-label use of typical and atypical antipsychotics is associated with modest and often equivocal efficacy in these patients. In addition, use of currently available antipsychotics is associated with a significant acceleration in cognitive decline in patients with dementia as well as numerous off-target toxicities, thus negatively impacting the primary illness. The cognitive effects of treatment with an atypical antipsychotic were evaluated in the National Institute of Mental Health Clinical Antipsychotic Trials of Intervention Effectiveness–Alzheimer’s Disease (CATIE-AD) study. In this study, patients on any atypical antipsychotic had significantly greater rates of decline in cognitive function compared to patients on placebo. This pronounced negative impact of currently used antipsychotics on cognitive function is believed to be associated with the common pharmacologic property of these drugs, namely blocking of dopamine receptors. Atypical antipsychotics are associated with a number of off-target and dose-limiting side effects, such as extrapyramidal symptoms, orthostatic hypotension, hematologic abnormalities, and metabolic, gastrointestinal and sedative effects. These off-target toxicities are associated with increased risk for falls, infection, aspiration pneumonia, and other serious complications in this vulnerable patient population. With no approved therapies for the treatment of patients with DRP and current off-label use of atypical antipsychotics carrying significant morbidity risks including worsening in cognitive decline and other off target toxicities, we believe that DRP represents an area of high unmet need.

In September 2017, we initiated HARMONY, a Phase 3, randomized, double-blind, placebo-controlled relapse prevention study, evaluating the efficacy and safety of pimavanserin for the treatment of hallucinations and delusions associated with DRP. The objective of the study was to evaluate the ability of pimavanserin to prevent relapse of psychosis in a broad population of patients with the most common subtypes of dementia. Furthermore, in the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation to pimavanserin for the treatment of DRP.

The HARMONY study included a 12-week open-label stabilization period during which 392 patients with DRP were treated with pimavanserin 34 mg once daily. Dose reduction to 20 mg once daily was allowed based on tolerability within the first four weeks. Following the 12-week open-label period, patients who met pre-specified criteria for treatment response at both weeks 8 and weeks 12 were then randomized into the double-blind period of the study to continue their pimavanserin dose (34 mg or 20 mg per day) or switched to placebo and followed for up to 26 weeks or until a relapse of psychosis occurred. The primary endpoint in the study was time to relapse in the double-blind period as represented by the Kaplan-Meier curve and the hazard ratio.

In September 2019, we announced that our Phase 3 HARMONY relapse prevention trial evaluating pimavanserin for the treatment of DRP would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis. In December 2019, we announced top-line results from the HARMONY study in a presentation at the 12th CTAD Meeting. Pimavanserin met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). In addition, pimavanserin met the key secondary endpoint by significantly reducing risk of discontinuation for any reason by 2.2 fold (HR = 0.452; one-sided p=0.0024). In the 12-week open-label treatment period, 61.8% of eligible patients met pre-specified criteria for pimavanserin treatment response at both week 8 and week 12 and were subsequently randomized into the double-blind period of the study. In an exploratory analysis in the open label-phase, the mean percent reduction from baseline on the SAPS+HD was 46.9%, 63.0% and 75.2%, at Weeks 4, 8 and enriched Week 12 population, respectively.

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

In July 2020 the FDA notified us of their filing of our sNDA with a PDUFA target action date of April 3, 2021. The sNDA is supported by results from the pivotal Phase 3 HARMONY study. The sNDA also includes positive efficacy results from two additional placebo-controlled studies, both of which met their respective primary endpoints: the Phase 2 (-019) study in patients with Alzheimer’s disease psychosis and the Phase 3 (-020) study in patients with PDP. The sNDA includes a large safety database from completed and ongoing studies representing over 1,500 patients with neurodegenerative disease.

Pimavanserin as a Treatment for the Negative Symptoms of Schizophrenia

Schizophrenia is a severe chronic mental illness that involves disturbances in cognition, perception, emotion, and other aspects of behavior. These disturbances may include positive symptoms, such as hallucinations and delusions, and a range of negative symptoms, including loss of interest and emotional withdrawal. Schizophrenia is associated with persistent impairment of a patient’s social functioning and productivity. Cognitive disturbances often prevent patients with schizophrenia from readjusting to society. As a result, patients with schizophrenia are normally required to be under medical care for their entire lives. According to the National Institute of Mental Health (NIMH), approximately 1% of the U.S. population suffers from schizophrenia.

Most patients with schizophrenia in the United States today are treated with second-generation, or atypical, antipsychotics, which induce fewer motor disturbances than typical, or first-generation, antipsychotics, but still fail to fully address some of the negative symptoms of schizophrenia for a significant portion of patients. In addition, currently prescribed treatments have either negligible effects on cognitive symptoms of schizophrenia or may even further impair cognitive performance. It is believed that the efficacy of atypical antipsychotics is due to their interactions with dopamine and 5-HT2A receptors. Despite their commercial success, current antipsychotic drugs have substantial limitations, including inadequate efficacy and severe side effects. The side effects associated with these atypical agents may include weight gain, type 2 diabetes, metabolic, sexual and cardiovascular side effects, movement disturbances or sedation.

In November 2016, we announced that we initiated ADVANCE, a Phase 2 study to evaluate pimavanserin for adjunctive treatment in patients with negative symptoms of schizophrenia. Studies show that about 40% to 50% of schizophrenia patients suffer from prominent negative symptoms. While currently available antipsychotic treatments for schizophrenia mainly target positive symptoms, many patients remain functionally impaired because of residual negative and cognitive symptoms that are harder to treat with atypical antipsychotics. The residual negative and cognitive symptoms limit social functioning. There is currently no drug approved by the FDA for the treatment of the negative symptoms of schizophrenia.

ADVANCE was a Phase 2, 26-week, randomized, double-blind, placebo-controlled, multi-center, international study designed to examine the efficacy and safety of pimavanserin in patients with schizophrenia who have predominant negative symptoms while on a stable background antipsychotic therapy. 403 patients were randomized to receive once-daily pimavanserin (n=201) or placebo (n=202) as an adjunct treatment to their ongoing antipsychotic in a flexible dosing regimen. The starting daily dose of 20 mg of pimavanserin at baseline could have been adjusted to 34 mg or 10 mg during the first eight weeks of treatment. 53.8% of patients who were randomized to receive pimavanserin completed the trial on 34 mg, 44.7% on 20 mg, and 1.5% on 10 mg. The primary endpoint of the study was the change from baseline to week 26 on the NSA-16 total score. In November 2019, we announced positive top-line results from the ADVANCE study. In this study, pimavanserin demonstrated a statistically significant improvement on the study’s primary endpoint, the change from baseline to week 26 on the Negative Symptom Assessment-16 (NSA-16) total score, compared to placebo (p=0.043). A greater improvement in the NSA-16 total score compared to placebo was observed in patients who received the highest pimavanserin dose of 34 mg (n=107; unadjusted p=0.0065). Pimavanserin did not separate from placebo on the key secondary endpoint, the Personal and Social Performance (PSP) scale. In the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 study will evaluate the efficacy of pimavanserin 34 mg once daily compared to placebo in approximately 386 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment.

Pimavanserin as an Adjunctive Treatment for Major Depressive Disorder

In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin for adjunctive treatment with selective serotonin reuptake inhibitor / serotonin norepinephrine reuptake inhibitor (SSRI/SNRI) drugs in 207 patients with major depressive disorder (MDD). In July 2020, we announced that our Phase 3 CLARITY study, which combined the two identical, double-blind, placebo-controlled studies (CLARITY-2 and CLARITY-3) in 298 patients, did not achieve statistical significance on the primary endpoint. At this time we do not plan on initiating any additional Phase 3 studies to evaluate pimavanserin for adjunctive use with SSRI/SNRI drugs for the treatment of MDD.

Trofinetide

Trofinetide is a novel synthetic analog of the amino‐terminal tripeptide of insulin-like growth factor 1 (IGF-1) designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA Fast Track Status and Orphan Drug Designation in the U.S. and Orphan Designation in Europe.

Trofinetide as a Treatment for Rett Syndrome

Rett syndrome is a debilitating neurological disorder that occurs primarily in females following apparently normal development for the first six months of life. Rett syndrome has been most often misdiagnosed as autism, cerebral palsy, or non-specific developmental delay. Rett syndrome is caused by mutations on the X chromosome on a gene called MECP2. There are more than 200 different mutations found on the MECP2 gene that interfere with its ability to generate a normal gene product. Rett syndrome occurs worldwide in approximately one of every 10,000 to 15,000 female births causing problems in brain function that are responsible for cognitive, sensory, emotional, motor and autonomic function. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, an abnormal side-to-side curvature of the spine (scoliosis) and sleep disturbances. Currently, there are no approved medicines approved for the treatment of Rett syndrome. In October 2019, we initiated the Phase 3

LAVENDER study, a randomized, double-blind placebo-controlled study evaluating trofinetide in approximately 180 girls and young women 5 to 20 years of age with Rett syndrome. Half of study participants will receive trofinetide and half will receive placebo. Co-primary efficacy endpoints of the study will measure symptom improvement using the Rett Syndrome Behavior Questionnaire (RSBQ), a caregiver assessment, and the Clinical Global Impression Scale-Improvement (CGI-I), a clinician assessment. Based on current enrollment projections, we expect results from our LAVENDER study in the fourth quarter of 2021.

ACP-044

ACP-044, is a novel, first-in-class, orally administered, non-opioid analgesic being evaluated for the treatment of pain. The mechanism of action is designed to interrupt multiple pain pathways and sensitization of neurons to pain, by accelerating the decomposition of peroxynitrite, a nitroxidative agent elevated following tissue injury. There is a significant high unmet need for more effective, safe, non-opioid and non-addictive treatments for pain management. ACP-044 has shown promising results in animal models evaluating incisional, inflammatory, and neuropathic pain, as well as favorable tolerability and pharmacokinetic properties in Phase 1 trials. In the first quarter of 2021, we will be initiating an acute pain Phase 2 study ACP-044 compared to placebo for patients undergoing bunionectomy surgery. In addition, we plan to initiate a Phase 2 study for patients suffering from chronic osteoarthritis pain in the second quarter of 2021.

ACP-319

ACP-319 is a positive allosteric modulator of the muscarinic receptor targeting M1 (M1 PAM). The challenge with targeting the muscarinic system has been issues related to tolerability. Targeting of these receptors has been associated with cholinergic side effects. However, the allosteric modulation of the M1 receptor may achieve the potential therapeutic benefits without the unwanted side effects. Animal studies have demonstrated improvement in models of both cognition and schizophrenia without the cholinergic side effects. Given the high unmet need, ACP-319 is being developed for potential utility in cognition in dementia and psychotic symptoms in schizophrenia.

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

For example, the use of NUPLAZID for the treatment of PDP competes with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine.

If approved, pimavanserin for the treatment of DRP would also compete with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine, as well as generic mood stabilizers such as valproate. Other generic agents for the treatment of underlying dementia such as donepezil and memantine may also be secondarily used for the treatment of DRP, although NUPLAZID would not be promoted to replace these agents.

Pimavanserin for the treatment of negative symptoms of schizophrenia, if approved for that indication, would compete with off-label use of Vraylar, marketed by Allergan, Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., Caplyta, marketed by IntraCellular Therapeutics and various generic drugs, including quetiapine, clozapine, risperidone, aripiprazole, and olanzapine.

Trofinetide, if approved would compete indirectly with off-label usage of branded and generic prescription medications targeted at individual symptoms of Rett syndrome, including antiepileptics, antipsychotics, antidepressants and benzodiazepines. Several academic institutions and pharmaceutical companies are currently conducting clinical trials for the treatment of various symptoms of Rett syndrome.

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

Intellectual Property

We currently hold 36 issued U.S. patents and a significant number of related issued foreign patents. We have also exclusively licensed rights to an additional 24 issued U.S. patents, and a number of related foreign patents. Patents and other proprietary intellectual property rights are an essential element of our business. Our strategy is to file patent applications in the United States and any other country that represents an important potential commercial market to us. In addition, we seek to protect our technology and inventions (and improvements to inventions) that are important to the development of our business. Our patent applications claim proprietary technology, including chemical synthetic or manufacturing methods, drug assays, novel compounds, compositions, formulations and methods of treatment. We also rely upon trade secrets, including technologies that may be used to discover and validate targets, to identify and develop novel drugs, as well as manufacturing or clinical development technologies, among others. We protect our trade secrets by, among other things, requiring employees and third parties who have access to our proprietary information to sign confidentiality and nondisclosure agreements. We are a party to various license agreements that give us rights to use certain technologies in our research and development.

Pimavanserin

To date, 33 U.S. patents have been issued to us that relate to pimavanserin, NUPLAZID and methods of use. Sixteen of these are Orange Book-listed patents that relate to pimavanserin, NUPLAZID and our approved indication, and cover the general formula of the compound, the composition of matter, with claims specifically directed to pimavanserin and salts thereof, the specific polymorph form of pimavanserin, the approved formulations, and the use thereof for treating our approved indication. The composition of matter patent covering pimavanserin and salts thereof currently has an expiration date in 2027, which could be extended to April 2030 with the addition of the patent term extension (PTE) application we have filed and elected to apply to this patent. This PTE application is currently being reviewed by the U.S. Patent and Trademark Office (PTO). The patents covering the polymorph form and the use of pimavanserin or NUPLAZID for our approved indication are currently set to expire between 2022 and 2028. These patent terms include adjustments made by the PTO, but not extensions.

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

We continue to file and prosecute patent applications directed to pimavanserin, formulations of pimavanserin, methods of manufacturing, and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide. For example, in late 2019 and in 2020, we obtained and listed in the Orange Book four additional U.S. issued patents, one patent directed to a method of use for our 10 mg tablet, expiring in 2037, and three patents directed to our 34 mg capsule formulation, each expiring in 2038.

We entered into a license agreement in 2006 for certain intellectual property rights from the Ipsen Group that complement the intellectual property portfolio for our serotonin platform, including pimavanserin. We are required to pay to the Ipsen Group royalties of up to 2% of net product sales of NUPLAZID pursuant to the agreement. This obligation terminates in 2021.

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

Before receiving FDA approval to market a potential product, we or our collaborators must demonstrate through adequate and well-controlled clinical studies that the potential product is safe and effective in the patient population that will be treated. In addition, under the Pediatric Research Equity Act (PREA), an NDA or supplement to an NDA must contain data or a plan to collect such data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless a waiver applies. If regulatory approval of a potential product is granted, this approval will be limited to those disease states and conditions for which the product is approved. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, FDA approval may entail ongoing requirements for risk management, including post-marketing, or Phase 4, studies. Even if approval is obtained, each marketed product, is subject to payment of a significant annual program user fee and continuing review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including labeling changes, warning letters, costly recalls or withdrawal of the product from the market.

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

In addition, as a condition of approval, the FDA may require an applicant to develop a risk evaluation and mitigation strategy (REMS). A REMS uses risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Coverage and Reimbursement

Sales of NUPLAZID and of our product candidates, if approved, depend and will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party payor reimbursement or a decision by a third-party payor to not cover NUPLAZID or any future approved products could reduce physician usage of our products, and have a material adverse effect on our sales, results of operations and financial condition.

In the United States, the Medicare Part D program provides a voluntary outpatient drug benefit to Medicare beneficiaries for certain products. NUPLAZID is available for coverage under Medicare Part D, but the individual Part D plans offer coverage subject to various factors such as those described above. In addition, while Medicare Part D plans have historically included “all or substantially all” drugs in the following designated classes of “clinical concern” on their formularies: anticonvulsants, antidepressants, antineoplastics, antipsychotics, antiretrovirals, and immunosuppressants, the Centers for Medicare & Medicaid Services (CMS), has in the past proposed, but not adopted, changes to this policy. If this policy is changed in the future and if CMS no longer considers the antipsychotic class to be of “clinical concern”, Medicare Part D plans would have significantly more discretion to reduce the number of products covered in that class, including coverage of NUPLAZID. Furthermore, private third-party payors often follow Medicare coverage policies and payment limitations in setting their own coverage policies.

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

•

The U.S. federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their implementing regulations, imposes obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, the European Union (EU), has established its own data security and privacy legal framework, including but not limited to the recently adopted European General Data Protection Regulation (EU) 2016/79 (GDPR), which contains new provisions specifically directed at the processing of health information, higher sanctions than previous EU data protection laws and extra-territoriality measures intended to bring non-EU companies under the regulation. We currently conduct clinical trials in the EU and will need to be compliant with these requirements. We anticipate that over time we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

•

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors by such law) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

•

a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 (the BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. On December 14, 2018, a federal judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, coronavirus disease 2019 (COVID-19) relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers.

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (HHS), has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, both Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. On July 24, 2020 and September 13, 2020, the then-current presidential administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. In addition, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that we receive for NUPLAZID and any future approved products. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. We cannot predict what healthcare reform initiatives may be adopted in the future.

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

In each of 2015 and 2020, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to Acadia Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary (Acadia GmbH). Our active pharmaceutical ingredient (API), has been manufactured in Switzerland for over 10 years and we anticipate continuing to manufacture in Switzerland. Acadia GmbH manages the worldwide supply chain of pimavanserin API.

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

We have contracted with Patheon Pharmaceuticals Inc. (Patheon), to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product for commercial use in the United States. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the United States. Under the manufacturing agreement with Patheon, we have agreed to purchase from Patheon a specified percentage of our commercial requirements of NUPLAZID for the United States. Under the agreement, Patheon will also perform specified validation services. The term of the manufacturing agreement ends in the first quarter of 2023 and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated early pursuant to its terms. Each party may terminate the manufacturing agreement prior to expiration upon the uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or in the event of a continuing force majeure event affecting the other party. The manufacturing agreement will also terminate if we provide notice to Patheon that we no longer require manufacturing services because NUPLAZID has been discontinued. Additionally, we may terminate the manufacturing agreement, subject to certain limitations, if any regulatory authority takes any action or raises any objection that prevents us from continuing to commercialize NUPLAZID or takes an enforcement action against Patheon’s manufacturing site that relates to NUPLAZID or could reasonably be expected to adversely affect Patheon’s ability to supply NUPLAZID, if we determine to discontinue commercialization of NUPLAZID for safety or efficacy reasons, or if Patheon uses any debarred person in performing its service obligations under the manufacturing agreement. We also may terminate the manufacturing agreement for any other reason on three years’ prior notice to Patheon. Patheon may terminate the manufacturing agreement if we assign the manufacturing agreement or any of our rights under the manufacturing agreement to a Patheon competitor.

We sell NUPLAZID to a limited number of specialty pharmacies (SPs), and specialty distributors (SDs), which we collectively refer to as our customers. SPs subsequently dispense NUPLAZID to patients based on the fulfillment of a prescription and SDs subsequently sell NUPLAZID to government facilities, long-term care pharmacies, and in-patient hospital pharmacies. Four customers, each based in the United States, accounted for approximately 74% of our total revenue for the year ended December 31, 2020. We have retained third-party service providers to perform a variety of functions related to the distribution of NUPLAZID, including warehousing, customer service, order-taking, invoicing, collections, and shipment and returns processing.

Sales and Marketing

We have U.S. sales specialists that are focused on promoting NUPLAZID to physicians who treat PDP patients, including neurologists, psychiatrists and healthcare professionals caring for patients in long-term care setting. This sales force is supported by an experienced sales leadership team. Our experienced commercial team comprised of experienced professionals in marketing, key account management, patient access services, commercial operations, and sales force planning and management. In addition, our commercial infrastructure includes capabilities in manufacturing, health outcomes, medical affairs, quality control, and compliance.

We launched NUPLAZID in May 2016, and our focus is to continue to establish NUPLAZID as the standard of care for patients with PDP. In order to help us achieve this goal, we are continuing to increase awareness of NUPLAZID’s benefits in PDP with a prescriber and patient education campaign consisting of key opinion leader speaker programs, attendance at medical meetings, digital outreach, multimedia campaigns, and direct-to-patient programs.

In selected markets outside of the United States in which NUPLAZID may be approved, if any, we may choose to commercialize NUPLAZID independently or by establishing one or more strategic alliances.

In addition, in preparation for a potential U.S. launch of pimavanserin in DRP, we will need to increase the U.S. sales force significantly, and expand our market access, patient services and commercial, medical affairs and general and administrative support functions.

Long-Lived Assets

Our tangible long-lived assets are comprised of intangible assets and property and equipment. Our property and equipment totaled $9.2 million, $3.2 million, and $3.3 million as of December 31, 2020, 2019 and 2018, respectively. All of our tangible long-lived assets are located in the United States. Our intangible assets, comprised of right-of-use assets and other intangibles acquired, totaled $48.4 million, $12.1 million and $4.1 million as of December 31, 2020, 2019 and 2018, respectively.

Employees and Human Capital

Employees. At December 31, 2020, we had 601 total employees. We added 98 new employees in 2020. Our employee base includes physicians, scientists and professionals across research and development, clinical, regulatory, manufacturing, marketing, sales, finance, legal and other functions that are important to our business. In 2021 we anticipate continuing to grow our number of employees. We also will continue to use temporary workers in certain instances in order to maximize our employment flexibility in light of our business needs. Additionally, when we think it is in the best interest of our business we will rely upon external expertise rather than our internal employee base.

Employee Engagement, Benefits & Development. We believe that our future success is dependent upon our ability to recruit, hire and retain exceptional employees. We provide our employees with competitive cash compensation, opportunities to own equity, and an employee benefit program that promotes well-being, including healthcare, retirement planning and paid vacation time. We also provide employees with opportunities to continue their education and growth, including leadership development and tuition reimbursement. In order to receive feedback from our employees and evaluate our level of employee engagement, we regularly conduct an employee survey.

Diversity & Inclusion. We value diversity across our workforce and we will continue to focus on diversity and inclusion initiatives. We seek to have an inclusive and positive culture that is centered on our shared corporate mission and values.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

•

Our prospects are highly dependent on the successful commercialization of NUPLAZID. To the extent NUPLAZID is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

•

If we do not obtain regulatory approval of pimavanserin for other indications in addition to treatment of PDP in the U.S., or for any indication in foreign jurisdictions, or regulatory approval of trofinetide for Rett syndrome, we will not be able to market pimavanserin for other indications in the U.S. or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.

•

Even though the FDA has granted approval of NUPLAZID for the treatment of hallucinations and delusions associated with PDP, the terms of the approval may limit its commercial potential. Additionally, NUPLAZID is still subject to substantial, ongoing regulatory requirements.

•

NUPLAZID has only been studied in a limited number of patients and in limited populations. As we continue to commercialize NUPLAZID, it is becoming available to a much larger number of patients and in broader populations, and we do not know whether the results of NUPLAZID use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.

•

We currently market and sell NUPLAZID, our only commercial product, and rely on a limited network of third-party distributors and pharmacies. If we are unable to continue to effectively commercialize NUPLAZID, we may not be able to generate adequate product revenues.

•	If we are unable to effectively train and equip our sales force, our ability to successfully commercialize NUPLAZID will be harmed.
•	NUPLAZID may not gain maximal acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.
•	Our ability to generate product revenues will be diminished if NUPLAZID does not receive coverage from payors or sells for inadequate prices, or if patients have unacceptably high co-pay amounts.
•	Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay our ability to generate product revenues.
•	Healthcare reform measures may negatively impact our ability to sell NUPLAZID or our product candidates, if approved, profitably.
•

If we are unable to attract, retain, and motivate key management, research and development, and sales and marketing personnel, our drug development programs, our research and discovery efforts, and our commercialization plans may be delayed and we may be unable to successfully commercialize our products, including NUPLAZID, or develop our product candidates, including pimavanserin for indications beyond PDP.

•	We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.
•

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidate opportunities.

•	We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.

•

Public health threats, including the current global COVID-19 pandemic have impacted our clinical trials and could have an adverse effect on our operations and financial results, or may cause us to modify or suspend our financial guidance.

•

We previously have depended, and in the future may depend, on collaborations with third parties to develop and commercialize selected product candidates other than pimavanserin, and we have limited control over how those third parties conduct development and commercialization activities for such product candidates.

•

We currently depend, and in the future will continue to depend, on third parties to manufacture NUPLAZID, trofinetide and our other product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID, trofinetide or any other product candidates.

•	If we fail to comply with the obligations in agreements under which we license intellectual property rights from third parties, we could lose the right to develop certain of our product candidates.
•	Our ability to compete may decline if we do not adequately protect our proprietary rights.
•	If our competitors develop and market products that are more effective than NUPLAZID or our product candidates, they may reduce or eliminate our commercial opportunity.
•	Our stock price historically has been, and is likely to remain, highly volatile.

Risks Related to Our Business

Our prospects are highly dependent on the successful commercialization of NUPLAZID. To the extent NUPLAZID is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

NUPLAZID is our only drug that has been approved for sale and it has only been approved for the treatment of hallucinations and delusions associated with PDP, in the U.S. since April 2016. We are currently focusing most of our activities and resources on NUPLAZID, because we believe that our prospects are highly dependent on, and the vast majority of the value of our company relates to, our ability to successfully commercialize NUPLAZID in the U.S.

Successful commercialization of NUPLAZID is subject to many risks, and there is no guarantee that we will be able to successfully commercialize NUPLAZID for additional approved indications beyond PDP. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to further expand and develop the team in order to successfully commercialize NUPLAZID for additional indications. Even if we are successful in developing our commercial team, there are many factors that could cause the commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PDP, it is especially difficult to estimate NUPLAZID’s market potential for its approved indication and potential additional indications. The commercial success of NUPLAZID currently depends on the extent to which patients and physicians recognize and diagnose PDP and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PDP, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PDP is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID, perceived safety issues, or for other reasons, the commercial potential of NUPLAZID will be limited. We have limited information about how physicians, patients and payors have responded and will respond to the pricing of NUPLAZID. We have changed, and may continue to change, the price of NUPLAZID from time to time. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative publicity related to NUPLAZID, or negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

In addition, our business could be adversely affected by the effects of public health threats, including the ongoing COVID-19 pandemic. Although we did not see a material impact on our net sales of NUPLAZID for the year ended December 31, 2020, in light of the duration of the pandemic, we continue to expect that sales of NUPLAZID may be negatively impacted by changes in commercial practices resulting from COVID-19, such as the transition to telemedicine, possible decreases or delays in initial diagnoses, and decreased access to certain market segments. Accordingly, in May 2020 we reduced the range of our revenue guidance for 2020 by approximately five percent to reflect this expectation. The ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time and no assurances can be given that the pandemic will not have a significant impact on our business, results of operations, financial condition and prospects.

If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of pimavanserin for other indications in addition to treatment of PDP in the U.S., or for any indication in foreign jurisdictions, or regulatory approval of trofinetide for Rett syndrome, we will not be able to market pimavanserin for other indications in the U.S. or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PDP does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of DRP, would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis. In December 2019, we announced top-line results from the HARMONY study in a presentation at the 12th CTAD Meeting. Pimavanserin was well-tolerated in the study and met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8-fold compared to placebo (HR = 0.353; one-sided p=0.0023). We submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. In July 2020 the FDA notified us of their filing of our sNDA with a filing date of August 2, 2020 and a PDUFA target action date of April 3, 2021. As part of their filing communication, the FDA advised us that it had not identified any potential review issues at that point in their evaluation and at that time were not planning to hold an Advisory Committee meeting. We initiated a Phase 3 program for pimavanserin as an adjunctive treatment for MDD in April 2019. In July 2020, we announced that our Phase 3 CLARITY study, which combined two identical, double-blind, placebo-controlled studies, did not achieve statistical significance on the primary endpoint. As a result, at this time we do not plan on initiating any additional Phase 3 studies to evaluate pimavanserin for adjunctive use with SSRI/SNRI drugs for the treatment of MDD.

We initiated the Phase 3 LAVENDER study of trofinetide for Rett syndrome in October 2019. We initiated the Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in August 2020. There is no guarantee that our ongoing studies will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve pimavanserin or trofinetide for any of those indications. In particular, our sNDA for pimavanserin in DRP is subject to FDA review to determine whether the sNDA is adequate to support approval of pimavanserin for that indication. The FDA retains complete discretion in deciding whether or not to approve an sNDA and there is no guarantee that pimavanserin will be approved for the treatment of DRP.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions or to submit trofinetide for approval for Rett syndrome. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PDP. In addition, strategic considerations need to be taken into account when determining whether and when to submit NUPLAZID for approval in other jurisdictions. For example, in the fourth quarter of 2016, the European Medicines Agency (EMA), approved our proposed pediatric investigation plan related to our planned submission of a marketing authorization application (MAA), for NUPLAZID for the treatment of PDP in Europe. However, in light of our continuing clinical development of pimavanserin in indications other than in PDP, and the time-limited data exclusivity currently granted by the EMA that commences on first approval of a product in Europe, we deferred submission of the MAA and we do not yet have a revised estimate of when we will make that filing. If we do not receive marketing approval for NUPLAZID for any other indication or from any regulatory agency outside of the U.S. or any marketing approval for trofinetide, we will never be able to commercialize NUPLAZID for any other indication in the U.S. or for any indication in any other jurisdiction or be able to commercialize trofinetide at all. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

Even though the FDA has granted approval of NUPLAZID, the scope and terms of the approval may limit our ability to commercialize NUPLAZID and, therefore, our ability to generate substantial sales revenues. The FDA has approved NUPLAZID only for the treatment of hallucinations and delusions associated with PDP. The label for NUPLAZID also contains a “boxed” warning that elderly patients with DRP treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with DRP unrelated to the hallucinations and delusions associated with PDP. This “boxed” warning may discourage physicians from prescribing NUPLAZID to patients diagnosed with PDP, including those with dementia.

In connection with the FDA approval, we committed to conduct the following post-marketing studies: (i) a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID, (ii) studies to collect additional data to add to the NUPLAZID safety database from an aggregate of at least 500 predominantly frail and elderly subjects on NUPLAZID in one or more randomized, placebo-controlled studies of eight or more weeks duration, (iii) a drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer, and (iv) re-analysis of tissue samples from certain previously conducted pre-clinical studies. We have completed the (iii) drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer and (iv) the re-analysis of tissue samples. We have received FDA approval of an sNDA for labeling revisions related to the completed CYP3A4 study. If we fail to comply with our remaining post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing or planned clinical studies of NUPLAZID, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

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

Prior to commencing our commercial launch of NUPLAZID in May 2016, NUPLAZID was administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal -020 Phase 3 trial with NUPLAZID for the treatment of PDP. We do not know whether the results, when broader populations are exposed to NUPLAZID, including results related to safety and efficacy, will be consistent with the results from the clinical studies of NUPLAZID that served as the basis for its approval. New data relating to NUPLAZID, including from adverse event reports and post-marketing studies in the U.S., and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of NUPLAZID from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing NUPLAZID marketing applications for indications other than in PDP and/or in other jurisdictions, or impose additional post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We currently market and sell NUPLAZID, our only commercial product, and rely on a limited network of third-party distributors and pharmacies. If we are unable to continue to effectively commercialize NUPLAZID, we may not be able to generate adequate product revenues.

NUPLAZID is our only drug that has been approved for sale by any regulatory body, and it became available for prescription in the U.S. in May 2016. In order to successfully market NUPLAZID, we must continue to develop our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to maintain and develop adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to appropriately commercialize NUPLAZID and may not become profitable.

We employ our own internal specialty sales force to commercialize NUPLAZID for the treatment of PDP as part of our commercialization strategy in the U.S.. We will need to refine and further develop our sales force as we continue our commercialization efforts, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully refine and further develop our sales force. In preparation for a potential U.S. launch of pimavanserin in DRP, we will need to increase the U.S. sales force significantly, and expand additional commercial, medical affairs and general and administrative support functions prior to obtaining regulatory approval.

Additionally, our strategy in the U.S. includes distributing NUPLAZID solely through a limited network of third-party specialty distributors and specialty pharmacies. While we have entered into agreements with each of these distributors and pharmacies to distribute NUPLAZID in the U.S., they may not perform as agreed or they may terminate their agreements with us. Also, we may need to enter into agreements with additional distributors or pharmacies, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. If we are unable to maintain and, if needed, expand, our network of specialty distributors and specialty pharmacies, we would be exposed to substantial distribution risk.

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

NUPLAZID is the first drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing NUPLAZID for the treatment of hallucinations and delusions associated with PDP to neurologists, psychiatrists, and pharmacists and physicians in long-term care facilities. In addition, we must ensure that consistent and appropriate messages about NUPLAZID are being delivered to our potential customers by our sales force. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NUPLAZID and its proper administration, our efforts to successfully commercialize NUPLAZID could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PDP, an indication for which no other FDA-approved pharmaceutical treatment currently exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Additionally, although we did not see a material impact on NUPLAZID net sales for the year ended December 31, 2020 due to the COVID-19 pandemic, the ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PDP, the rate of diagnosis of PDP, the prevalence and rate of hallucinations and delusions in patients diagnosed with PDP, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PDP, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PDP, instead of NUPLAZID. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PDP, issues may arise with respect to patient adherence and compliance rates. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it.

The label for NUPLAZID also contains a “boxed” warning that elderly patients with DRP treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with DRP unrelated to the hallucinations and delusions associated with PDP. There has also been recent attention to publicly reported deaths of patients that were prescribed NUPLAZID, and the FDA conducted an evaluation of available information about NUPLAZID. On September 20, 2018 the U.S. FDA issued a statement concluding: “The U.S. FDA has completed a review of all post marketing reports of deaths and serious adverse events (SAEs) reported with the use of NUPLAZID. Based on an analysis of all available data, FDA did not identify any new or unexpected safety findings with NUPLAZID, or findings that are inconsistent with the established safety profile currently described in the drug label. After a thorough review, FDA’s conclusion remains unchanged that the drug’s benefits outweigh its risks for patients with hallucinations and delusions of Parkinson’s disease psychosis.” Although the FDA did not identify any new or unexpected safety risks, the FDA indicated that some potentially concerning prescribing patterns were observed, such as the concomitant use of other antipsychotic drugs or drugs that can cause QT prolongation, a potential cause of heart rhythm disorder. The FDA reminded health care providers to be aware of the risks described in the NUPLAZID prescribing information and that none of the other antipsychotic medications are approved for the treatment of PD psychosis. Regardless, perceptions that NUPLAZID is unsafe, even if unfounded, may discourage physicians from prescribing or patients from taking NUPLAZID.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling NUPLAZID at less than an optimized price could impact our revenues and overall success as a company. We have changed, and may continue to change, the price of NUPLAZID from time to time, however, we do not know if the price we have selected, or may select in the future, for NUPLAZID is or will be the optimized price. Additionally, we do not know whether and to what extent third-party payors will react to any possible future changes in the price of NUPLAZID. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Further, one payor’s determination to provide coverage and reimbursement for a product does not assure that other payors also will provide coverage and reimbursement for the product. Therefore, coverage and reimbursement for NUPLAZID may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of NUPLAZID to each payor separately, with no assurance that coverage will be obtained. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

There is no guarantee that future studies with pimavanserin will be successful.

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced successful results from the Phase 3 -020 Study of pimavanserin for PDP. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with AD Psychosis, those results may not be predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PDP, such as in DRP and schizophrenia. However, prior to the Phase 3 HARMONY study that we initiated in the fourth quarter of 2017, which was stopped early for efficacy in September 2019, we had never tested pimavanserin in clinical studies where the primary outcome was for the broad indication of DRP, and prior to the Phase 2 CLARITY study in MDD for which we announced positive top-line results in October 2018, we had never tested pimavanserin in clinical studies in depression. Additionally, prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other studies that we had with the -020 Study, the HARMONY study, the ADVANCE study, and the Phase 2 CLARITY-1 study. For example, in July 2020 we announced top-line results from the Phase 3 CLARITY study evaluating pimavanserin as an adjunctive treatment with SSRI/SNRI drugs in MDD. In this study pimavanserin did not achieve statistical significance on the primary endpoint. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PDP or for other indications will be positive.

If we do not successfully complete additional development of NUPLAZID, we will be unable to market and sell NUPLAZID or products derived from it for indications other than the treatment of hallucinations and delusions associated with PDP, or to generate related product revenues.

We are solely responsible for the development and commercialization of pimavanserin.

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. While we currently are undertaking the ongoing development work for pimavanserin, including clinical trials of pimavanserin for indications other than in PDP and the sNDA submission for pimavanserin in DRP, in the event of approval for DRP, we would need to add significant resources, and possibly raise additional capital, in order to further commercialize pimavanserin, and to conduct the necessary sales and marketing activities, and to conduct further development activities. Our current strategy is to continue to commercialize NUPLAZID for the treatment of hallucinations and delusions associated with PDP in the U.S. using our specialty sales force focused primarily on neurologists, a small group of psychiatrists, and pharmacists and physicians in long-term care facilities who treat PDP patients. In preparation for a potential U.S. launch in DRP, we will need to increase the U.S. sales force significantly, and expand additional commercial, medical affairs and general and administrative support functions prior to obtaining regulatory approval for pimavanserin in DRP. In addition, if we are approved to commercialize NUPLAZID in markets outside of the U.S., we may need to establish one or more strategic alliances in the future for that purpose. Without future additional resources or collaboration partners in the U.S. and abroad, we might not be able to realize the full value of NUPLAZID.

Furthermore, even though NUPLAZID is approved for the treatment of hallucinations and delusions associated with PDP, a failure in a subsequent pimavanserin study for another indication, including our ongoing studies in schizophrenia and our previous studies in depression, or any additional studies that may be required in DRP, or a failure in our post-marketing studies could harm our ability to successfully market NUPLAZID for the treatment of hallucinations and delusions associated with PDP or could lead to it being withdrawn from the market. If we are unable to develop pimavanserin for other indications, we may not be able to maximize the potential of the compound and that could have a material adverse effect on our future revenues and our success as a company.

Pimavanserin is currently in late-stage development for additional indications other than in PDP, and we have initiated Phase 3 development of trofinetide for Rett syndrome. Drug development is a long, expensive and unpredictable process with a high risk of failure.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. In fact, we had an unsuccessful Phase 3 trial with NUPLAZID in 2009. An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for NUPLAZID could be a major set-back for the program and for us, generally. In particular, an unfavorable outcome in our NUPLAZID program or in the post-marketing studies may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate this program and could have a material adverse effect on us and the value of our common stock. In the fourth quarter of 2017, we initiated a Phase 3 study of pimavanserin in patients with DRP, and in the fourth quarter of 2016 we initiated both a Phase 2 and a Phase 3 study of pimavanserin as a treatment in patients with schizophrenia.

In October 2018, we announced positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin as an adjunctive treatment for MDD and in April 2019, we initiated our Phase 3 CLARITY program, consisting of two Phase 3 studies, CLARITY-2 and CLARITY-3, evaluating pimavanserin as an adjunctive treatment with SSRI/SNRI drugs for MDD. In July 2020, we announced that our Phase 3 CLARITY study, did not achieve statistical significance on the primary endpoint. In July 2019, we announced top-line results from the Phase 3 ENHANCE study evaluating pimavanserin as a treatment in inadequate response schizophrenia. In this study pimavanserin did not achieve statistical significance on either the primary endpoint or the key secondary endpoint. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of DRP, would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis.

In December 2019, we announced top-line results from the HARMONY study in a presentation at the 12th CTAD Meeting. Pimavanserin was well-tolerated in the study and met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8-fold compared to placebo (HR = 0.353; one-sided p=0.0023). In July 2020 the FDA notified us of acceptance of our sNDA with a PDUFA target action date of April 3, 2021. We cannot guarantee that the full results of the HARMONY study and other existing clinical data will be sufficient to support the approval of a supplemental NDA, or whether regulatory agencies will require additional clinical trials or information, which could impact the approvability or commercialization timing and prospects of pimavanserin in the DRP indication. In November 2019, we announced positive top-line results from the Phase 2 ADVANCE study evaluating pimavanserin for the negative symptoms of schizophrenia for patients whose positive symptoms were controlled on a stable background antipsychotic treatment. We may plan and conduct additional studies in the future, and have initiated the Phase 3 LAVENDER study of trofinetide in Rett syndrome in October 2019.

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

If we are unable to attract, retain, and motivate key management, research and development, and sales and marketing personnel, our drug development programs, our research and discovery efforts, and our commercialization plans may be delayed and we may be unable to successfully commercialize our products, including NUPLAZID, or develop our product candidates, including pimavanserin for indications beyond PDP.

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

We have recently increased the size of our organization, and if we receive approval of NUPLAZID in additional indications, including DRP, we would need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.

As of December 31, 2020, we employed approximately 600 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize NUPLAZID and any other product candidates that receive regulatory approval and to compete effectively will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize NUPLAZID, we will need to support the training and ongoing activities of our sales force and expect to need to expand the size of our employee base for managerial, operational, financial, and other resources. In addition, in anticipation of receiving regulatory approval for pimavanserin for the treatment of DRP, we plan to increase our U.S. sales force and additional functions significantly to support the expected commercial launch in DRP. To that end, we must be able to:

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

We have experienced significant net losses since our inception. As of December 31, 2020, we had an accumulated deficit of approximately $2.0 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

Even though we began commercializing NUPLAZID in the U.S. in May 2016, we still expect to incur significant expenses and net losses for at least the next few years as we continue our commercialization efforts for NUPLAZID and pursue the further development of NUPLAZID and our product candidates. Substantially all of our revenues since May 2016 were from net product sales of NUPLAZID.

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

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $632.0 million at December 31, 2020. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID, and other research and development programs;

•	the costs of our development activities for trofinetide, ACP-044, ACP-319 and the M1 PAM program and any other product candidates;
•	the costs of maintaining and developing our sales and marketing capabilities for NUPLAZID;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the amount of U.S. product sales from NUPLAZID;
•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the U.S., and in additional indications other than in PDP, and for other product candidates, as well as the costs required to support review of such applications;

•	the costs of manufacturing and distributing NUPLAZID for commercial use in the U.S.;
•

our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the U.S. or in additional indications other than in PDP, or from trofinetide, ACP-044, ACP-319 and the M1 PAM program and any other product candidates;

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

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include:

•	the success of our commercialization of NUPLAZID in the U.S. for the treatment of hallucinations and delusions associated with PDP;
•

the impact of the COVID-19 pandemic on our business, including the ability of our field sales force to meet with healthcare providers, visit physician’s offices, hospitals and other healthcare facilities (including long-term care and skilled nursing facilities);

•	the status and cost of our post-marketing commitments for NUPLAZID;
•	the variation in our gross-to-net adjustments from quarter to quarter, primarily because of the fluctuation in our share of the donut hole for Medicare Part D patients;
•	the status and cost of development and commercialization of pimavanserin for indications other than in PDP and in jurisdictions other than the U.S.;
•	the status and cost of development and commercialization of our product candidates, including compounds being developed under our collaborations;
•	whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates or products;
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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the 2017 Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act could be repealed or modified in future legislation. For example, the CARES Act, modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating losses and certain other tax attributes to offset future taxable income or taxes may be limited.

Portion of our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 Tax Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

Public health threats, including the current global COVID-19 pandemic have impacted our clinical trials and could have an adverse effect on our operations and financial results, or may cause us to modify or suspend our financial guidance.

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. The rapid global spread of COVID-19 has had a major impact on the financial markets, the global economy and the economies of particular countries or regions, and has led to travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders imposed by authorities and the extended shutdown of certain non-essential businesses in the U.S. throughout the world, including in countries where we have planned or active clinical trials. In an effort to protect the health and safety of our employees, we adopted recommended policies applicable to office-based employees as well as our field-based commercial and medical affairs personnel, such as working from home, limiting employees to essential on-site work only, and suspending business travel. The effects and duration of such measures could have a material adverse impact on our business, results of operations, financial condition and prospects.  In addition, travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain.

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

Although we did not see a material impact on NUPLAZID net sales for the year ended December 31, 2020, the ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time and no assurances can be given that the pandemic will not have a significant impact on our business, results of operations, financial condition and prospects. Furthermore, this uncertainty may cause us to retract, suspend or modify our existing financial guidance, and/or negatively affect our ability to provide financial guidance for 2020 and future periods.

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

Risks Related to Our Relationships with Third Parties

We previously have depended, and in the future may depend, on collaborations with third parties to develop and commercialize selected product candidates other than pimavanserin, and we have limited control over how those third parties conduct development and commercialization activities for such product candidates.

In the past, we have selectively entered into collaboration agreements with third parties. We relied on our collaborators for financial resources and for development, regulatory, and commercialization expertise for selected product candidates and we had limited control over the amount and timing of resources that our collaborators devoted to our product candidates. We may choose to rely on collaborations in the future for certain portions of our pimavanserin program or other product candidates, or for the commercialization of NUPLAZID in certain territories outside of the U.S.

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

We have contracted with Patheon Pharmaceuticals Inc. to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product for commercial use in the U.S. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S. Additionally, we have contracted with Siegfried AG to manufacture active pharmaceutical ingredient (API), to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API, and we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. While we currently have over two years of pimavanserin API and over nine months of NUPLAZID finished product on hand to continue our commercial and clinical operations as planned, depending on the length of the COVID-19 pandemic and whether further disruptions occur, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from the COVID-19 outbreak, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute NUPLAZID for commercial sales and our product candidates for our clinical trials and research and development operations. Additionally, if NUPLAZID is approved for commercial sale in jurisdictions outside the U.S., we will need to contract with a third party to manufacture such products for commercial sale in the U.S. and/or in such other jurisdictions.

We have contracted with manufacturers to produce clinical supplies of trofinetide to support the development program.  If trofinetide or any other product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to contract with a third party to manufacture such products for commercial sale in the U.S. and/or in such other jurisdictions.

Even though we have agreements with Patheon for the manufacture of NUPLAZID 10 mg tablet and agreements with Patheon and another manufacturer for the manufacture of 34 mg capsule drug product, and with Siegfried for the manufacture of NUPLAZID API for commercial use, and even if we successfully enter into long-term agreements with other manufacturers, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. Presently, we have only one supplier of API, two suppliers for the 34mg capsule and one supplier for the 10mg tablet of NUPLAZID. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market NUPLAZID or trofinetide or any other product candidates. While we believe that there will be alternative sources available to manufacture NUPLAZID and trofinetide and any other product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

The manufacturers of NUPLAZID and trofinetide and any other product candidates, including Patheon and Siegfried, are obliged to operate in accordance with FDA-mandated current good manufacturing practices (cGMPs), and we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture NUPLAZID and trofinetide and any other product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of NUPLAZID and trofinetide and any other product candidate that receives regulatory approval, negatively impact our commercialization of NUPLAZID, or lead to significant delays in the launch and commercialization of trofinetide or any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

The manufacture of pharmaceutical products requires significant and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of NUPLAZID or trofinetide or any other product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize NUPLAZID in the U.S., or provide trofinetide or any other product candidates to patients in clinical trials, would be jeopardized. Any delay or interruption in our ability to meet commercial demand for NUPLAZID and any other approved products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

Our commercial success depends on obtaining and maintaining intellectual property rights to our products and product candidates, including NUPLAZID, and technologies, as well as successfully defending these rights against third-party challenges. Successful challenges to, or misappropriation of, our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and contracts requiring confidentiality and nondisclosure. If our patents are successfully challenged, we may face generic competition prior to the expiration dates of our U.S. Orange Book listed patents. In June 2020, Aurobindo Pharma Limited (Aurobindo), Hetero Labs Limited (Hetero), MSN Laboratories Private Ltd. (MSN Labs), Teva Pharmaceuticals USA, Inc. (Teva) and Zydus Pharmaceuticals (USA) Inc. (Zydus) notified us that they had filed an Abbreviated New Drug Application (ANDA) with the FDA for generic versions of NUPLAZID, seeking approval prior to the expiration of our patents. On July 24, 2020, we filed complaints against Aurobindo and its affiliate Aurobindo Pharma USA, Inc. and Teva and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, we filed complaints against Hetero and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., MSN Labs and its affiliate MSN Pharmaceuticals, Inc., and Zydus and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the U.S. District Court for the District of Delaware, allege infringement of certain of our Orange Book-listed patents covering NUPLAZID. The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, we filed our answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On October 26, 2020, we filed our answer to Hetero’s counterclaims. On September 21, 2020, we filed our answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On November 5, 2020, we filed our first amended complaint against MSN in the U.S. District Court for the District of Delaware, alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID. On November 19, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On December 10, 2020, we filed our answer to MSN’s counterclaims. On November 2, 2020, Zydus filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On November 23, 2020, we filed our answer to Zydus’s counterclaims. On December 8, 2020, the parties’ joint proposed scheduling order was entered by Judge Andrews.  A joint trial in the matters is scheduled for May 15, 2023. While we intend to defend the validity of such patents vigorously, and will seek to use all appropriate methods to prevent their infringement, such efforts are expensive and time consuming. Any substantial decrease in the revenue and income derived from NUPLAZID would have an adverse effect on our results of operations.

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

•	our proprietary technologies may not be patentable;
•	changes to patent laws that limit the exclusivity rights of patent holders or make it easier to render a patent invalid;
•	recent decisions by the U.S. Supreme Court limiting patent-eligible subject matter;
•	litigation regarding our patents may include challenges to the validity, enforceability, scope and term of one or more patents;
•	the passage of The Leahy-Smith America Invents Act (the America Invents Act), introduced new procedures for challenging pending patent applications and issued patents; and
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

We regularly conduct searches to identify patents or patent applications that may prevent us from obtaining patent protection for our proprietary compounds or that could limit the rights we have claimed in our patents and patent applications. Disputes may arise regarding the ownership or inventorship of our inventions. For applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the U.S. Patent and Trademark Office (U.S. PTO), to determine who was the first to invent the invention at issue. It is difficult to determine how such disputes would be resolved. Applications containing a claim not entitled to priority before March 16, 2013, are not subject to interference proceedings due the change brought by the America Invents Act to a “first-to-file” system. However, a derivation proceeding can be brought by a third-party alleging that the inventor derived the invention from another.

Periodic maintenance fees on any issued patent are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of the patent. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Because we operate in the highly technical field of drug discovery and development of small molecule drugs, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality, nondisclosure, and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. We also have not entered into any noncompete agreements with any of our employees. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of future employment with any of our competitors. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time-consuming and costly, and an unfavorable outcome could harm our business.

There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including post-issuance review proceedings before the U.S. PTO or oppositions and other comparable proceedings in foreign jurisdictions.

Central provisions of the America Invents Act went into effect on September 16, 2012 and on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR), and post-grant review, that allow third parties to challenge the validity of an issued patent in front of the U.S. PTO Patent Trial and Appeal Board. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. IPRs permit any person (except a party who has been litigating the patent for more than a year) to challenge the validity of the patent on the grounds that it was anticipated or made obvious by prior art. Patents covering pharmaceutical products have been subject to attack in IPRs from generic drug companies and from hedge funds. If it is within nine months of the issuance of the challenged patent, a third party can petition the U.S. PTO for post-grant review, which can be based on any invalidity grounds and is not limited to prior art patents or printed publications.

In post-issuance proceedings, U.S. PTO rules and regulations generally tend to favor patent challengers over patent owners. For example, unlike in district court litigation, claims challenged in post-issuance proceedings are given their broadest reasonable meaning, which increases the chance a claim might be invalidated by prior art or lack support in the patent specification. As another example, unlike in district court litigation, there is no presumption of validity for an issued patent, and thus, a challenger’s burden to prove invalidity is by a preponderance of the evidence, as opposed to the heightened clear and convincing evidence standard. As a result of these rules and others, statistics released by the U.S. PTO show a high percentage of claims being invalidated in post-issuance proceedings. Moreover, with few exceptions, there is no standing requirement to petition the U.S. PTO for inter partes review or post-grant review. In other words, companies that have not been charged with infringement or that lack commercial interest in the patented subject matter can still petition the U.S. PTO for review of an issued patent. Thus, even where we have issued patents, our rights under those patents may be challenged and ultimately not provide us with sufficient protection against competitive products or processes.

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

The strength of patents in the pharmaceutical and biotechnology field can be highly uncertain and involve complex legal and factual questions. For example, some of our patent applications may cover the uses of gene sequences. The patentability of gene sequences and the use of gene sequences has been seriously undermined by recent decisions of the U.S. Supreme Court. The U.S. PTO’s interpretation of the Supreme Court’s decisions and the standards for patentability it sets forth are uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings as mentioned above, and U.S. patents may be subject to reexamination and post-issuance proceedings in the U.S. PTO (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which proceedings could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Similarly, opposition or invalidity proceedings could result in loss of rights or reduction in the scope of one or more claims of a patent in foreign jurisdictions. In addition, such interference, reexamination, post-issuance and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

In addition, changes in or different interpretations of patent laws in the U.S. and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates that we are developing are protected by intellectual property rights, including patents and patent applications. If any of our product candidates becomes a marketable product, we will rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition will be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our product candidates. In addition, U.S. patent laws may change which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. For example, the America Invents Act (2012) included a number of significant changes to U.S. patent law. These included changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. It is still not clear what, if any, impact the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

If we fail to obtain and maintain patent protection and trade secret protection of our product candidates, proprietary technologies and their uses, we could lose our competitive advantage and competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

Risks Related to Government Regulation and Our Industry

Healthcare reform measures may negatively impact our ability to sell NUPLAZID or our product candidates, if approved, profitably.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell NUPLAZID, and any other potential products, as described in greater detail in the Government Regulation section of our Annual Report.

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. There remain legal and political challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The 2017 Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and also increased the percentage that a drug manufacturer must discount the cost of prescription drugs from 50% to 70%. Given that the current patient population for NUPLAZID is primarily Medicare beneficiaries, accelerating the closure of the coverage gap and the increase in the discount that must be paid, could have a significant impact on the Company’s business in 2021 and beyond. On December 14, 2018, a federal judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the U.S. since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31,2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of President Trump’s importation executive order announced in July 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Although a number of such measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Further, on November 20, 2020, the Department of HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. In addition, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval. It is also possible that additional governmental action may be taken in response to the COVID-19 pandemic.

We are subject, directly and indirectly, to federal, state and foreign healthcare and data protection laws and regulations, including healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Our operations are directly, and indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our clinical research, sales, marketing, grants, charitable donations, and education programs and constrain the business or financial arrangements with healthcare providers, physicians, charitable foundations that support Parkinson’s disease patients generally, and other parties that have the ability to directly or indirectly influence the prescribing, ordering, marketing, or distribution of our products for which we obtain marketing approval. In addition, we and any potential future collaborators, partners or service providers are subject to data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

•

HIPAA, and its implementing regulations, and as amended again by the Final HIPAA Omnibus Rule, Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates, individuals or entities that perform certain services involving the use or disclosure of individually identifiable health information on behalf of a covered entity and their subcontractors that use, disclose or otherwise process individually identifiable health information;

•	the U.S. Federal Food, Drug and Cosmetic Act (FDCA), which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractorsunder such law), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

The GDPR has increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Failure to comply with the GDPR carries significant risk; potential fines for noncompliant companies of are up to the greater of €20 million or 4% of annual global revenue. Compliance with the GDPR and applicable EU Member States and the United Kingdom privacy laws is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, and reputational harm in connection with our European activities. In addition, our failure to comply with GDPR and privacy laws of EU Member States or the United Kingdom may result in regulators prohibiting our processing of the personal information of EU data subjects, which could impact our operations and ability to develop our products and provide our services, including interrupting or ending EU clinical trials.

In addition, the GDPR includes restrictions on cross-border data transfers. A recent decision by the Court of Justice of the European Union (the “Schrems II” ruling), however, has invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. Companies to import personal information from Europe, and raised questions about whether the European Commission’s Standard Contractual Clauses (SCCs), one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the U.S. or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, may similarly determine that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal information from the UK to the U.S.  The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on companies seeking to rely on the SCCs. Given that, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the SCCs, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit our transfer of EU personal data outside of the EU (including clinical trial data), and may adversely impact our operations, product development and ability to provide our products.

Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. Beginning in 2021, the UK will be a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers lawful under the GDPR. Compliance with the GDPR and applicable EU Member States and the United Kingdom privacy laws will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.  In addition, our failure to comply with GDPR and privacy laws of EU Member States or the United Kingdom may result in regulators prohibiting our processing of the personal information of EU data subjects, which could impact our operations and ability to develop our products and provide our services, including interrupting or ending EU clinical trials.

Moreover, states are constantly adopting new data protection laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted legislation, which became effective on January 1, 2020, that has been dubbed the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act (CCPA), gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and can include any of our current or future employees who may be California residents) and provide such residents new ways to opt-out of certain sales of personal information. As we expand our operations and trials, the CCPA may increase our compliance costs and potential liability.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Data protection laws and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future. While we strive to comply with applicable data protection laws, external and internal privacy and security policies, and contractual data protection obligations to the extent possible, we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, collaborators, partners or vendors do not comply with applicable data protection laws, external and internal privacy and security policies, and contractual data protection obligations. Actual or perceived failure to comply with U.S. and international data protection laws could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individual’s privacy rights, even if we are found not liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

We are also subject to the terms of our external and internal privacy and security policies, representations, certifications, publications and frameworks, and contractual obligations to third parties related to privacy, information security and processing. Failure or a perceived failure to comply with these policies, or if these policies are, in whole or part, found or perceived to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, could result in reputational harm; result in litigation; cause a material adverse impact to business operations or financial results, and; otherwise result in other material harm to our business.

Additionally, California recently enacted legislation, which became effective on January 1, 2020, that has been dubbed the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act (CCPA), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. For example, contributions to third-party charitable foundations are a current area of significant governmental and congressional scrutiny, and we could face action if a federal or state governmental authority were to conclude that our charitable contributions to foundations that support Parkinson’s disease patients generally are not compliant. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payors directly and our customers make the ultimate decision on how to submit claims, from time-to-time, for NUPLAZID, and any other product candidates that may be approved, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of NUPLAZID, or any other product candidates that may be approved, outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

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

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication or patient population that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of NUPLAZID, and any other products we may market, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice (DOJ), and various U.S. Attorneys’ Offices, the HHS Office of Inspector General, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the civil False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA, DOJ, or any other governmental agency initiates an enforcement action against us, or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

Changes at the FDA and other government agencies could delay or prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

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

The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Neither we nor our collaborators can market a pharmaceutical product, including NUPLAZID, in the U.S. until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, the FDA and other regulatory agencies may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. These limitations may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate.

Outside the U.S., the ability to market a product is contingent upon receiving approval from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing, and reimbursement vary widely from country to country. Only after the appropriate regulatory authority is satisfied that adequate evidence of safety, quality, and efficacy has been presented will it grant a marketing authorization. Approval by the FDA does not automatically lead to the approval by regulatory authorities outside the U.S. and, similarly, approval by regulatory authorities outside the U.S. will not automatically lead to FDA approval.

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

Competition in the pharmaceutical and biotechnology industries is intense and expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the U.S. and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our drug development programs.

For example, the use of NUPLAZID for the treatment of PDP competes with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine. If approved, pimavanserin for the treatment of DRP would also compete with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine, as well as generic mood stabilizers such as valproate. Other generic agents for the treatment of underlying dementia such as donepezil and memantine may also be secondarily used for the treatment of DRP, although NUPLAZID would not be promoted to replace these agents. Pimavanserin for the treatment of negative symptoms of schizophrenia, if approved for that indication, would compete with off-label use of Vraylar, marketed by Allergan, Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., Caplyta, marketed by IntraCellular Therapeutics and various generic drugs, including quetiapine, clozapine, risperidone, aripiprazole, and olanzapine. In addition, trofinetide, if approved would compete indirectly with off-label usage of branded and generic prescription medications targeted at individual symptoms of Rett syndrome, including antiepileptics, antipsychotics, antidepressants and benzodiazepines. Several academic institutions and pharmaceutical companies are currently conducting clinical trials for the treatment of various symptoms of Rett syndrome.

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

While there are no approved medications for the treatment of Rett syndrome, trofinetide, if approved for Rett syndrome would compete with off-label usage of generic prescription medications targeted at individual symptoms of Rett syndrome. These include antipsychotics including risperidone and aripiprazole; antidepressants sertraline and citalopram; and benzodiazepines clonazepam and diazepam. Several academic institutions and pharmaceutical companies are conducting clinical research in Rett syndrome.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of NUPLAZID or any other product for which we obtain regulatory approval, or development or commercialization of our product candidates.

We face an inherent risk of product liability as a result of the commercial sales of NUPLAZID in the U.S. and the clinical testing of our product candidates, and will face an even greater risk following commercial launch of NUPLAZID in additional jurisdictions, if approved, or if we engage in the clinical testing of new product candidates or commercialize any additional products. For example, we may be sued if NUPLAZID or any other product we develop allegedly causes injury or is found to be otherwise unsuitable for administration in humans. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks. If our security measures are compromised now, or in the future, or the security, confidentiality, integrity or availability of, our information technology, software, services, communications or data is compromised, limited or fails, this could result in a materially adverse impact, including without limitation, a material operation or service interruption, harm to our reputation, significant fines, penalties and liability, breach or triggering of data protection laws, privacy policies and data protection and data protection obligations, loss of customers or sales, or users curtailing or ceasing their use of our products.

We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), phishing and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners, collaborators, and service providers face similar risks and any security breach of their systems could adversely affect our security posture.

While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify, prevent or mitigate breaches of or disruptions to our systems in our systems. We may be required to expend significant resources, fundamentally change our business activities and practices or modify our operations or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. , that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient sensitive information, including personally identifiable information or protected health information, or a perceived security breach or violation, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, subject us to investigations by federal or state authorities, require us to verify the correctness of database contents, harm our reputation and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Additionally, violations of our external contractual commitments and internal privacy and security policies may require us to notify relevant stakeholders if there has been a security breach, including affected individuals, business partners and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to a materially adverse impact on the business, including negative publicity, a loss of confidence in our services or security measures by our business partners or breach of contract claims. There can be no assurances that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or other data protection obligations related to information security or security breaches. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.

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

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the success of our commercialization of NUPLAZID in the U.S. for the treatment of hallucinations and delusions associated with PDP;
•	the status and cost of our post-marketing commitments for NUPLAZID;
•

the status and cost of development and commercialization of pimavanserin for indications other than in PDP, including with respect to our planned sNDA submission for pimavanserin in DRP, and in jurisdictions other than the U.S.;

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

•	regulatory developments in the U.S. and in foreign countries;
•	changes in the structure of healthcare payment systems;
•	the announcement of, or developments in, any litigation matters;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•	economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest.

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, in March 2015, following our announcement of the update to the timing of our planned NDA submission to the FDA for NUPLAZID for the treatment of PDP and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed against us and certain of our current and former officers, which complaints were subsequently consolidated into one complaint. The complaint generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the timing of our planned NDA submission to the FDA for NUPLAZID, thereby artificially inflating the price of our common stock. The parties agreed to a settlement in that case, which was approved by the court in January 2018. Additionally, between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three putative securities class action complaints were filed against us and certain of our current executive officers. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019.  On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint.  On July 16, 2020, lead plaintiff filed the amended complaint. Defendants filed a motion to dismiss the amended complaint on August 28, 2020. Lead plaintiff opposed the motion on September 15, 2020.  Defendants’ reply in support of the motion to dismiss is due on November 11, 2020. The hearing on the motion was rescheduled for February 2021 and ultimately taken off calendar. Accordingly, the court will make a decision based on the parties’ pleadings.

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

Our directors, executive officers and holders of 5% or more of our outstanding common stock and their affiliates beneficially own a substantial portion of our outstanding common stock. As a result, these stockholders, acting together, have the ability to significantly influence all matters requiring approval by our stockholders, including the election of all of our board members, amendments to our certificate of incorporation, going-private transactions, and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of our other stockholders.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common stock and adversely affect the market price of our common stock and the voting and other rights of the holders of our common stock. These provisions may also make it difficult for stockholders to remove and replace our board of directors and management. These provisions:

•	establish that members of the board of directors may be removed only for cause upon the affirmative vote of stockholders owning at least a majority of our capital stock;
•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and prevent or delay a takeover attempt;
•	limit who may call a special meeting of stockholders;
•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings;
•	prohibit our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2/[3]% stockholder approval; and
•	provide for a board of directors with staggered terms.

We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was approved in advance by our board of directors. Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.

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

General Risk Factors

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

As of December 31, 2020, our primary facility consists of approximately 98,000 square feet of office space in San Diego, California, of which, approximately 31,000 square feet of the new facility is still under construction and is expected to be ready for use by the first quarter of 2021. We also lease a facility in Princeton, New Jersey that covers approximately 25,000 square feet of office space, which is leased through January 2025.

Item 3.	Legal Proceedings.

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. Acadia Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against us and certain of our current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re Acadia Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019. On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint. On July 16, 2020, lead plaintiff filed the amended complaint. Defendants filed a motion to dismiss the amended complaint on August 28, 2020. Lead plaintiff opposed the motion on September 15, 2020. Defendants’ reply in support of the motion to dismiss was filed on November 11, 2020.  The hearing on the motion was rescheduled for February 2021 and ultimately taken off calendar.  Accordingly, the court will make a decision based on the parties’ pleadings.

On February 7, 2020, a purported company stockholder filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against our directors and certain of our current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On February 19, 2020, the Court granted the parties’ stipulation to stay the derivative action pending a ruling on the motion to dismiss in the federal securities class action. On July 16, 2020, the parties filed a joint motion to continue to stay the derivative action until the defendants in the federal securities class action answer, or the federal securities class action is dismissed with prejudice and all appeals are exhausted, or any party to the stipulation to stay gives 15 days’ written notice that it no longer consents to the voluntary stay. The Court stayed the action on July 22, 2020. On September 9, 2020, the Court substituted plaintiffs and re-captioned the case Shumacher v. Davis et al., Case No. 20-cv-0238. On January 15, 2021, the Schumacher action was consolidated with the Lazarus action described below.  The consolidated cases were re-captioned In re Acadia Pharmaceuticals Inc. Stockholder Derivative Litigation, and remain stayed pending resolution of the motion to dismiss in the federal securities class action.

On June 23, 2020, another derivative complaint (captioned Lazarus v. Davis et al., Case No. 20-cv-0843) was filed in the U.S. District Court for the District of Delaware.  Like the previous derivative complaint, the complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On September 9, 2020, the Court transferred the case to the U.S. District Court for the Southern District of California and re-captioned the case Lazarus v. Davis et al., Case No. 20-cv-1774. On January 15, 2021, the Lazarus action was consolidated with the Schumacher action under the name In re Acadia Pharmaceuticals Inc. Stockholder Derivative Litigation, Case No. 20-cv-0238.

On July 24, 2020, we filed complaints against (i) Aurobindo Pharma Limited and its affiliate Aurobindo Pharma USA, Inc. and (ii) Teva Pharmaceuticals USA, Inc. and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, we filed complaints against (i) Hetero Labs Limited and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., (ii) MSN Laboratories Private Ltd. and its affiliate MSN Pharmaceuticals, Inc., and (iii) Zydus Pharmaceuticals (USA) Inc. and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the U.S. District Court for the District of Delaware, allege infringement of certain of our Orange Book-listed patents covering NUPLAZID. The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, we filed our answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On October 26, 2020, we filed our answer to Hetero’s counterclaims. On September 21, 2020, we filed our answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On November 5, 2020, we filed our first amended complaint against MSN in the U.S. District Court for the District of Delaware, alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID. On

November 19, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On December 10, 2020, we filed our answer to MSN’s counterclaims. On November 2, 2020, Zydus filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On November 23, 2020, we filed our answer to Zydus’s counterclaims. On December 8, 2020, the parties’ joint proposed scheduling order was entered by Judge Andrews. A joint trial in the matters is scheduled for May 15, 2023.

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

Government Investigation

In September 2018, we received a civil investigative demand (CID) from the Department of Justice (DOJ) requesting certain documents and information related to our sales and marketing of NUPLAZID. We have cooperated with the DOJ’s request since that time. In October 2020, the DOJ advised us that it had concluded its investigation of us and would not be taking any further action related to the CID at this time. As such, DOJ advised us that it does not need to respond further to the CID.

Item 4.	Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ACAD”.

As of February 10, 2021, there were 160,047,470 shares of common stock outstanding held by approximately 33 stockholders of record. Many stockholders hold their shares in street name and we believe that there are approximately 68,000 beneficial owners of our common stock.

Performance Graph

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2015 through December 31, 2020 in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq U.S. Benchmark TR Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

Item 6.	Selected Financial Data.

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2020 and 2019 and the related consolidated statements of operations for each of the three years ended December 31, 2020 and related notes appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements that are not included in this report. You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$441,755	$339,076	$223,807	$124,901	$17,327
Collaborative revenue	—	—	—	—	4
Total revenues	441,755	339,076	223,807	124,901	17,331
Operating expenses:
Cost of product sales	10,211	11,344	12,377	9,077	3,075
License fees and royalties	10,339	8,254	5,953	3,983	1,331
Research and development	319,130	240,385	187,163	149,189	99,284
Selling, general and administrative	388,661	325,638	265,758	255,062	186,456
Total operating expenses	728,341	585,621	471,251	417,311	290,146
Loss from operations	(286,586)	(246,545)	(247,444)	(292,410)	(272,815)
Interest income, net	6,610	11,165	5,348	4,126	2,763
Other (expense) income	(997)	997	(1,840)	—	—
Loss before income taxes	(280,973)	(234,383)	(243,936)	(288,284)	(270,052)
Income tax expense	611	876	1,256	1,119	1,341
Net loss	$(281,584)	$(235,259)	$(245,192)	$(289,403)	$(271,393)
Net loss per common share, basic and diluted	$(1.79)	$(1.60)	$(1.94)	$(2.36)	$(2.34)
Weighted average common shares outstanding, basic and diluted	157,331	147,199	126,583	122,600	115,858

	At December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investment securities	$631,958	$697,429	$473,520	$341,342	$529,036
Working capital	611,649	685,424	466,541	324,447	505,312
Total assets	782,616	783,183	540,202	384,506	561,153
Total stockholders’ equity	627,009	699,135	479,079	335,285	518,411

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements, which involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID® (pimavanserin), trofinetide and from our drug candidates, the potential market opportunities for pimavanserin and our drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving pimavanserin and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Forward-looking statements are not guarantees of performance. Actual results or events may differ materially from those anticipated in our forward-looking statements as a result of various factors, including those set forth under the section captioned “Risk Factors” elsewhere in this report. Information in the following discussion for a yearly period means for the year ended December 31 of the indicated year.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the FDA, in April 2016 for the treatment of hallucinations and delusions associated with PDP. We hold worldwide commercialization rights to pimavanserin. NUPLAZID is available in 34 mg capsules and 10 mg tablets.

We have advanced our business and clinical studies through the following events in 2020:

•

In June 2020, we submitted an sNDA for NUPLAZID for the treatment of hallucinations and delusions associated with DRP. In July 2020 the FDA notified us of the filing of our sNDA with a PDUFA target action date of April 3, 2021.

•

In the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 study will evaluate the efficacy of pimavanserin 34 mg once daily compared to placebo in approximately 386 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment.

•

In August 2020, we entered into an Merger Agreement with CerSci, with CerSci as the surviving corporation and our wholly owned subsidiary. CerSci’s lead product candidate, ACP-044, is a unique Reactive Species Decomposition Accelerant, a non-opioid product candidate focused on interrupting pathways that sensitize neurons to pain. ACP-044 has shown promising results in animal models evaluating incisional, inflammatory, and neuropathic pain, as well as favorable tolerability and pharmacokinetic properties in Phase 1 trials. In the first quarter of 2021, we will be initiating an acute pain Phase 2 study ACP-044 compared to placebo for patients undergoing bunionectomy surgery. In addition, we plan to initiate a Phase 2 study for patients suffering from chronic osteoarthritis pain in the second quarter of 2021.

•

In March 2020, we acquired an exclusive worldwide license to develop and commercialize novel drug candidates targeting PAMs of the muscarinic M1 receptor with the potential to treat cognition in dementia and psychotic symptoms in schizophrenia, from Vanderbilt University. The agreement includes a portfolio of candidates, with molecules at various stages of testing, including the lead compound, ACP-319, in Phase 1 testing, and several additional compounds in preclinical development as well as any additional compounds generated in an ongoing discovery program.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of December 31, 2020, we had an accumulated deficit of $2.0 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. In certain countries, and in certain states within the United States, such orders have been lifted, although recent trends in COVID-19 infections have led to the reinstatement of such orders in various jurisdictions. Many states in the United States, such as New York, have imposed quarantine requirements on residents of other states travelling to such states, and on July 1, 2020, the European Union banned entry by nonessential travelers from the United States. Additionally, as a result of the pandemic, there have been changes in the practice of medical care and medical education. For example, initially an increased number of health care providers expanded their utilization of telemedicine to conduct patient visits and in many regions within the United States the ability of our commercial and medical field teams to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities was restricted or converted to remote access. Currently, health care providers are conducting patient visits in-person and through telemedicine and our sales force has been able to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities either in person in accordance with applicable regulatory guidance and local policies or virtually. Most medical congresses, an important means for medical education are continuing to be conducted virtually and enrollment in clinical trials is being assessed based on local COVID-19 conditions and regional regulation and public health guidance.

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

Although we did not see a significant impact on NUPLAZID net sales throughout 2020, the duration and ultimate effect of the COVID-19 pandemic on our business, results of operations, financial condition and prospects are difficult to assess or predict at this time. For example, we sell NUPLAZID to long-term care facilities and these facilities have been impacted during the ongoing COVID-19 pandemic with a sustained reduction in their census numbers. In addition, although we have re-initiated enrollment in clinical studies that were temporarily paused due to COVID-19 on a study-by-study and site-by-site basis, it is possible that future enrollment in these studies, or enrollment in future studies, could be impacted due to COVID-19. We are continuing to actively monitor the situation and may take further actions affecting our business operations as we deem necessary and in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.

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

License Fees and Royalties

License fees and royalties consist of milestone payments expensed or capitalized and subsequently amortized under our 2006 license agreement with the Ipsen Group. License fees and royalties also include royalties of 2% due to the Ipsen Group based upon net sales of NUPLAZID.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PDP in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PDP, including schizophrenia. While the FDA notified us of acceptance of our sNDA with a filing date of August 2, 2020 and a PDUFA target action date of April 3, 2021, at this time, due to the risks in the regulatory and approval processes, we are unable to estimate with any certainty the costs we will incur for the continued development of pimavanserin for DRP, including work necessary to support the review of the sNDA. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies. We expect to incur increased research and development expenses as a result of our development of trofinetide under the exclusive North American license granted to us by Neuren, including the costs of the Phase 3 LAVENDER study and a long-term extension study. We currently are responsible for all costs incurred in the development of trofinetide, as well as milestone payments subject to achievement of development milestones. We expect to incur increased research and development expenses as a result of our recently executed exclusive worldwide license agreement for the M1 PAM program, including ACP-319, and the research collaboration with Vanderbilt University, as well as our recent acquisition of CerSci and its ACP-044 product candidate and preclinical programs. We currently are responsible for all costs incurred in the development of ACP-044, ACP-319 and the M1 PAM program, as well as milestone payments subject to achievement of development milestones.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, ACP-044 and ACP-319. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other early stage programs.

The following table summarizes our research and development expenses for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Costs of external service providers:
NUPLAZID (pimavanserin)	$96,705	$124,749	$94,697
Trofinetide	47,614	27,947	$2,083
Early stage programs	14,691	4,714	$5,207
Upfront and milestone payments*	72,666	1,375	$10,000
Subtotal	231,676	158,785	$111,987
Internal costs	56,140	49,067	$43,138
Stock-based compensation	31,314	32,533	$32,038
Total research and development expenses	$319,130	$240,385	$187,163

_____________________

*	Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PDP, at this time, due to the risks inherent in clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing development of pimavanserin in additional indications, including those within schizophrenia, and the development of trofinetide, ACP-044 and ACP-319. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PDP, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PDP, including our studies within schizophrenia, and the development of trofinetide in Rett syndrome, the development of ACP-044 for pain management, and the development of ACP-319. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and other related costs, including stock-based compensation expense, for our commercial personnel, including our specialty sales force, our medical education professionals, and our personnel serving in executive, finance, business development, and business operations functions. Also included in selling, general and administrative expenses are fees paid to external service providers to support our commercial activities associated with NUPLAZID, professional fees associated with legal and accounting services, costs associated with patents and patent applications for our intellectual property and charitable donations to independent charitable foundations that support Parkinson’s disease patients generally. We expect our selling, general and administrative expenses to increase in future periods. For example, in preparation for a potential U.S. launch of pimavanserin in DRP, we plan to increase our U.S. sales force significantly, and expand additional commercial, medical affairs and general and administrative support functions.

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

Revenue Recognition

Product Sales, Net

We accounts for contracts with our customers in accordance with Revenue from Contracts with Customers (Topic 606), and applied all the related amendments to all of the contracts using the modified-retrospective method. Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within such contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Payment terms differ by customer, but typically range from 31 to 35 days from the date of shipment. Revenue for our product sales has not been adjusted for the effects of a financing component as we expect, at contract inception, that the period between when we transfer control of the product and when we receive payment will be one year or less.

Our net product sales consist of U.S. sales of NUPLAZID. NUPLAZID was approved by the FDA in April 2016 and we commenced shipments of NUPLAZID to specialty pharmacies (SPs), and specialty distributors (SDs), in late May 2016. SPs dispense product to a patient based on the fulfillment of a prescription and SDs sell product to government facilities, long-term care pharmacies, or in-patient hospital pharmacies. Product shipping and handling costs are included in cost of product sales.

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

Distribution Fees: Distribution fees include distribution service fees paid to our SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (WAC), fees for data, and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates is based on historical data received from the SPs and SDs since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates still estimated to be incurred.

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The fair value of restricted stock units is estimated based on the market price of our common stock on the date of grant. The estimated fair values of stock options, purchase plan rights, and restricted stock units are then expensed over the vesting period. Performance-based stock awards vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these performance-based stock awards is generally recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our development of pimavanserin in additional indications other than PDP, our development of trofinetide, ACP-044, ACP-319, and the M1 PAM program, and the progress and timing of expenditures related to studies of NUPLAZID in PDP pursuant to our post-marketing commitments. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact of the COVID-19 pandemic may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Years Ended December 31, 2020 and 2019

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $441.8 million and $339.1 million in 2020 and 2019, respectively. Net product sales for the year ended December 31, 2020 increased as compared to the year ended December 31, 2019 primarily due to growth in NUPLAZID unit sales of approximately 18% in 2020 as compared to 2019. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2020 as compared to 2019.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2020 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance at December 31, 2019	$2,576	$316	$11,326	$14,218
Provision related to current period sales	51,684	1,759	36,745	90,188
Credits/payments for current period sales	(47,463)	(1,911)	(22,629)	(72,003)
Credits/payments for prior period sales	(2,576)	(316)	(11,326)	(14,218)
Balance at December 31, 2020	$4,221	$(152)	$14,116	$18,185

Cost of Product Sales

Cost of product sales was $10.2 million and $11.3 million in 2020 and 2019, respectively, or approximately 2% and 3% of net product sales. The cost of product sales as a percentage of net sales decreased during 2020 as compared to 2019 due to higher manufacturing levels, resulting in higher inventory cost absorption and increased sales volume at a higher average gross selling price in 2020.

License Fees and Royalties

License fees and royalties were $10.3 million and $8.3 million in 2020 and 2019, respectively, and include royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties was primary due to the increase in sales volume during 2020.

Research and Development Expenses

Research and development expenses increased to $319.1 million in 2020, including $31.3 million in stock-based compensation, from $240.4 million in 2019, including $32.5 million in stock-based compensation. The increase in research and development expenses was due to an increase of $72.9 million in external costs and an increase of $5.8 million in personnel and related costs. The increase in external costs was primarily due to the $52.8 million in upfront consideration and transaction costs paid for the acquisition of CerSci and $10.0 million upfront payment to Vanderbilt University for the M1 PAM program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $388.7 million in 2020, including $50.5 million in stock-based compensation, from $325.6 million in 2019, including $46.8 million in stock-based compensation. The increase in selling, general and administrative expenses was due to an increase of $38.0 million in external costs and an increase of $25.1 million in personnel and related costs, including an increase of $3.7 million in stock compensation expense. The increase during the year end December 31, 2020 as compared to 2019 was primarily due to increased advertising and promotional costs, dementia-related psychosis launch preparation expenses, as well as an increase in personnel and related costs.

Comparison of the Years Ended December 31, 2019 and 2018

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $339.1 million and $223.8 million in 2019 and 2018, respectively. Net product sales for the year ended December 31, 2019 increased as compared to the year ended December 31, 2018 due to continued growth in NUPLAZID unit sales of approximately 33% in 2019 compared to 2018. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2019 as compared to 2018 as well as a $3.3 million benefit resulting from a change in estimate of our Medicare accrual.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2019 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance at December 31, 2018	$1,840	$30	$5,849	7,719
Provision related to current period sales	33,827	1,631	27,065	62,523
Credits/payments for current period sales	(31,251)	(1,315)	(15,739)	(48,305)
Credits/payments for prior period sales	(1,840)	(30)	(5,849)	(7,719)
Balance at December 31, 2019	$2,576	$316	$11,326	$14,218

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

License Fees and Royalties

License fees and royalties were $8.3 million and $6.0 million in 2019 and 2018, respectively, and include amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016 and royalties due to the Ipsen Group of two percent of net sales of NUPLAZID. The increase in license fees and royalties was due to the increase in sales volume during 2019.

Research and Development Expenses

Research and development expenses increased to $240.4 million in 2019, including $32.5 million in stock-based compensation, from $187.2 million in 2018, including $32.0 million in stock-based compensation. The increase in research and development expense was due to an increase of $46.8 million in external costs and an increase of $6.4 million in personnel and related costs, including an increase of $0.5 million in stock compensation expense. The increase in external costs was primarily due to increased clinical costs associated with the development of trofinetide in Rett syndrome and pimavanserin in indications other than PDP.

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

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income, and, since 2016, with revenues from sales of NUPLAZID. In August 2020, we issued common stock with a value of approximately $44.3 million to CerSci’s former equity holders. In September 2019, we raised net proceeds of approximately $271.5 million in a follow-on public offering of our common stock. In November 2018, we raised net proceeds of approximately $298.5 million in a follow-on public offering of our common stock. In January and August 2016, we raised total net proceeds of approximately $497.5 million in follow-on public offerings of our common stock, and in 2014 we raised net proceeds of $196.8 million in a public offering of our common stock. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned commercial activities for NUPLAZID, our ongoing and planned development activities for pimavanserin in additional indications other than PDP, studies to be conducted pursuant to our post-marketing commitments and our ongoing and planned development activities for trofinetide for the treatment of Rett syndrome, ACP-044 for pain management, and for various M1 PAM compounds, including ACP-319, under the agreement with Vanderbilt University. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next 12 months.

We may require significant additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, and ongoing and planned commercial activities for NUPLAZID;

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
•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the United States, and in additional indications other than PDP and for other product candidates, as well as the costs required to support review of such applications;

•	the costs of manufacturing and distributing NUPLAZID for commercial use in the United States;
•

our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the United States or in additional indications other than PDP, or from trofinetide, ACP-044, ACP-319 and other product candidates;

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

At December 31, 2020, we had $632.0 million in cash, cash equivalents, and investment securities, compared to $697.4 million at December 31, 2019. This $65.4 million decrease in cash, cash equivalents, and investment securities during 2020 was primarily due to net cash used in operating activities, offset in part by cash proceeds from the exercise of employee stock options.

Net cash used in operating activities decreased to $136.2 million in 2020 compared to $151.1 million in 2019 and $167.5 million in 2018. The decrease in net cash used in operating activities in 2020 relative to 2019 was due to an increase in our net revenues, partially offset by additional research and development costs, including the upfront license fees and payments and upfront and closing costs paid for the acquisition of CerSci, and sales and marketing costs. The decrease in net cash used in operating activities in 2019 relative to 2018 was due to an increase in our net revenues, partially offset by additional clinical study activities and increased charitable contributions.

Net cash provided by investing activities totaled $192.5 million in 2020 compared to net cash used in investing activities of $165.8 million in 2019 and $71.5 million in 2018. The increase in net cash provided by investing activities in 2020 compared to 2019 was primarily due to increased net maturities of investment securities. The increase in net cash used in investing activities in 2019 compared to 2018 was primarily due to an increase in net purchases of investment securities attributable to an increase in proceeds from the exercise of employee stock options that contributed approximately $91.6 million more proceeds available for investment.

Net cash provided by financing activities decreased to $81.0 million in 2020 compared to $371.8 million in 2019 and $306.6 million in 2018. The decrease in net cash provided by financing activities in 2020 relative to 2019 was attributable primarily to the follow-on public offering in September 2019, which resulted in net proceeds of $271.5 million. The increase in net cash provided by financing activities in 2019 relative to 2018 was primarily due to an increase of $91.6 million in proceeds resulting from the exercise of employee stock options.

Contractual Obligations

The following is a summary of our long-term contractual obligations as of December 31, 2020 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$61,193	$5,284	$13,828	$12,319	$29,762
Other long-term contractual obligations	3,470	1,235	2,235	—	—
Total	$64,663	$6,519	$16,063	$12,319	$29,762

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

Pursuant to the terms of our 2006 license agreement with the Ipsen Group, we are required to make royalty payments based upon net sales of NUPLAZID of 2%. Royalty payments are contingent upon net product sales and accordingly these amounts are not included in the above table.

In addition, we have entered into various collaboration, licensing and merger agreements which generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of December 31, 2020, we may be required to make milestone payments up to $2.2 billion in the aggregate. These payments are contingent upon achieving future development, regulatory and commercial milestones, and accordingly these amounts are not included in the above table.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Acadia Pharmaceuticals Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Acadia Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  In our opinion, Acadia Pharmaceuticals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Acadia Pharmaceuticals Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 24, 2021

Item 9B.	Other Information

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On February 23, 2021, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the “Charter Amendment”) of its Amended and Restated Certificate of Incorporation to change the Company’s name from “ACADIA Pharmaceuticals Inc.” to “Acadia Pharmaceuticals Inc.”.  The Charter Amendment did not require approval by the Company’s stockholders.  A copy of the of the Charter Amendment is attached to this report as Exhibit 3.2.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2021 (our “Proxy Statement”) and is incorporated in this report by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.acadia-pharm.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Stockholders may request a free copy of the Code of Business Conduct and Ethics from our compliance department c/o Acadia Pharmaceuticals Inc., 12830 El Camino Real, Suite 400, San Diego, CA 92130.

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

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Amended and Restated Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed February 26, 2019).

4.3	Description of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2020).

10.1[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.2[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.3[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 28, 2019).

10.4[a]	Forms of agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2016).

10.5[a]	2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 29, 2010).

Exhibit Number	Description

10.6[a]	Offerings under the 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2017).

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

10.11[a]	Employment Offer Letter, dated April 2, 2018, between the Registrant and Elena Ridloff.

10.12[a]	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed June 29, 2020).

10.13[a]	Management Severance Benefit Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.14[a]	Amended and Restated Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.15[a]	Description of Outside Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2017).

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

10.23[c]

Attachment #7, dated September 30, 2020, to the Master Services Agreement, dated December 15, 2016, by and between Acadia Pharmaceuticals GmbH and Siegfried AG and its affiliates (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q, filed November 4, 2020).

Exhibit Number	Description
10.24

Registration Rights Agreement, dated January 6, 2016, between the Registrant and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2016).

10.25

Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.26[b]

License Agreement, dated November 30, 2006, by and between the Registrant and Société de Conseils, de Recherches et d’Applications Scientifiques SAS, a French corporation member of the Ipsen Group (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 4, 2006).

10.27 [b]

License Agreement, dated August 6, 2018, by and between the Registrant and Neuren Pharmaceuticals Ltd. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2019).

10.28[b]

Lease Agreement, effective October 4, 2018, by and between the Registrant and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2019).

10.29[c]

First Amendment to Office Lease, dated December 23, 2019, between the Registrant and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q, filed May 8, 2020).

10.30[c]

Second Amendment to Office Lease, dated March 12, 2020, between the Registrant and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10-Q, filed May 8, 2020).

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

[c]	Certain portions of this exhibit (indicated by “[…***…]”) have been omitted pursuant to confidential treatment.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: February 24, 2021	/s/ Stephen R. Davis
Stephen R. Davis Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Stephen R. Davis his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEPHEN R. DAVIS Stephen R. Davis	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021

/S/ Elena H. Ridloff Elena H. Ridloff	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2021

/S/ JAMES K. KIHARA James K. Kihara	Vice President and Controller (Principal Accounting Officer)	February 24, 2021

/S/ STEPHEN R. BIGGAR Stephen R. Biggar	Chairman of the Board	February 24, 2021

/S/ JULIAN C. BAKER Julian C. Baker	Director	February 24, 2021

/S/ LAURA A. BREGE Laura A. Brege	Director	February 24, 2021

/S/ JAMES M. DALY James M. Daly	Director	February 24, 2021

/S/ ELIZABETH A. GAROFALO Elizabeth A. Garofalo	Director	February 24, 2021

/S/ EDMUND P. HARRIGAN Edmund P. Harrigan	Director	February 24, 2021

/S/ DANIEL B. SOLAND Daniel B. Soland	Director	February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Acadia Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Pharmaceuticals Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

As more fully described in Note 2 to the consolidated financial statements, the Company recognizes revenue from product sales at the net sales price (the “transaction price”) which includes estimates of sales discounts and allowances. Estimated sales discounts and allowances were $90.2 million for the year ended December 31, 2020. The product sales, adjusted for the sales discounts and allowances, reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The most significant category within the Company’s sales discounts and allowances are rebates for Medicare Part D. The Medicare Part D rebates are mandated discounts under the Medicare Part D prescription drug benefit, owed after the final dispensing of the product to a benefit plan participant and are based upon statutory requirements. The estimate for the Medicare Part D rebates is based on expected utilization and estimated payor mix of the Company’s gross sales. The Company’s estimates of payor mix and expected utilization of Medicare Part D rebates are based on historical data received from the Specialty Pharma (SPs) and Specialty Distributors (SDs) since product launch.

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

San Diego, California

February 24, 2021

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$326,028	$189,680
Investment securities, available-for-sale	305,930	507,749
Accounts receivable, net	48,247	35,781
Interest and other receivables	2,035	2,093
Inventory	9,682	6,341
Prepaid expenses	25,694	18,606
Total current assets	717,616	760,250
Property and equipment, net	9,161	3,180
Operating lease right-of-use assets	47,283	9,524
Intangible assets, net	1,108	2,585
Restricted cash	5,770	4,787
Other assets	1,678	2,857
Total assets	$782,616	$783,183
Liabilities and stockholders’ equity
Accounts payable	$8,493	$7,222
Accrued liabilities	97,474	67,604
Total current liabilities	105,967	74,826
Operating lease liabilities	44,460	6,361
Other long-term liabilities	5,180	2,861
Total liabilities	155,607	84,048
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2020 and 2019; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at December 31, 2020 and 2019; 159,637,771 shares and 155,275,300 shares issued and outstanding at December 31, 2020 and 2019, respectively	16	15
Additional paid-in capital	2,612,663	2,402,945
Accumulated deficit	(1,985,706)	(1,704,122)
Accumulated other comprehensive income	36	297
Total stockholders’ equity	627,009	699,135
Total liabilities and stockholders’ equity	$782,616	$783,183

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues
Product sales, net	$441,755	$339,076	$223,807
Total revenues	441,755	339,076	223,807
Operating expenses
Cost of product sales	10,211	11,344	12,377
License fees and royalties	10,339	8,254	5,953
Research and development	319,130	240,385	187,163
Selling, general and administrative	388,661	325,638	265,758
Total operating expenses	728,341	585,621	471,251
Loss from operations	(286,586)	(246,545)	(247,444)
Interest income, net	6,610	11,165	5,348
Other (expense) income	(997)	997	(1,840)
Loss before income taxes	(280,973)	(234,383)	(243,936)
Income tax expense	611	876	1,256
Net loss	$(281,584)	$(235,259)	$(245,192)
Net loss per common share, basic and diluted	$(1.79)	$(1.60)	$(1.94)
Weighted average common shares outstanding, basic and diluted	157,331	147,199	126,583

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net loss	$(281,584)	$(235,259)	$(245,192)
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities	(253)	667	24
Foreign currency translation adjustments	(8)	2	3
Comprehensive loss	$(281,845)	$(234,590)	$(245,165)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(281,584)	$(235,259)	$(245,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	84,422	82,265	81,564
Amortization of premiums and accretion of discounts on investment securities	1,470	(3,613)	(578)
Amortization of intangible assets	1,477	1,477	1,476
Loss (gain) on strategic investment	997	(997)	1,840
Depreciation	1,455	1,289	1,529
Loss on disposal of assets	281	3	88
Non-cash in-process research and development	44,280	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,466)	(9,691)	(8,747)
Interest and other receivables	58	(394)	(612)
Inventory	(3,320)	(1,737)	1,926
Prepaid expenses and other current assets	(7,088)	2,121	(12,270)
Operating lease right-of-use assets	4,280	3,875	—
Other assets	182	39	(236)
Accounts payable	1,271	4,055	(5,619)
Accrued liabilities	27,569	6,458	15,994
Operating lease liabilities	(1,769)	(2,518)	—
Long-term liabilities	2,319	1,497	1,367
Net cash used in operating activities	(136,166)	(151,130)	(167,470)
Cash flows from investing activities
Purchases of investment securities	(339,908)	(578,634)	(327,914)
Maturities of investment securities	540,004	413,927	261,678
Purchases of strategic investments	—	—	(3,149)
Net purchases of property and equipment	(7,587)	(1,129)	(2,104)
Net cash provided by (used in) investing activities	192,509	(165,836)	(71,489)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	80,996	371,847	306,647
Net cash provided by financing activities	80,996	371,847	306,647
Effect of exchange rate changes on cash	(8)	2	3
Net increase in cash, cash equivalents and restricted cash	137,331	54,883	67,691
Cash, cash equivalents and restricted cash
Beginning of period	194,467	139,584	71,893
End of period	$331,798	$194,467	$139,584
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,113	$1,597	$1,261
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$130	$34	$160
Value of common stock issued in connection with asset acquisition	$44,280	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2017	124,410,552	$12	$1,559,343	$(1,223,671)	$(399)	$335,285
Issuance of common stock in public offering, net of issuance costs	18,602,941	2	298,535	—	—	298,537
Issuance of common stock from exercise of stock options	599,529	—	4,428	—	—	4,428
Issuance of common stock pursuant to employee stock purchase plan	233,720	—	3,682	—	—	3,682
Issuance of common stock from exercise of warrants on a net issuance basis	6,855	—	—	—	—	—
Net loss	—	—	—	(245,192)	—	(245,192)
Stock-based compensation	—	—	82,312	—	—	82,312
Other comprehensive income	—	—	—	—	27	27
Balances at December 31, 2018	143,853,597	14	1,948,300	(1,468,863)	(372)	479,079
Issuance of common stock in public offering, net of issuance costs	7,187,500	1	271,451	—	—	271,452
Issuance of common stock from exercise of stock options and units	3,965,166	—	95,984	—	—	95,984
Issuance of common stock pursuant to employee stock purchase plan	269,037	—	4,411	—	—	4,411
Net loss	—	—	—	(235,259)	—	(235,259)
Stock-based compensation	—	—	82,799	—	—	82,799
Other comprehensive income	—	—	—	—	669	669
Balances at December 31, 2019	155,275,300	15	2,402,945	(1,704,122)	297	699,135
Issuance of common stock in connection with asset acquisition	1,156,626	—	44,280	—	—	44,280
Issuance of common stock from exercise of stock options	2,827,586	1	73,833	—	—	73,834
Issuance of common stock pursuant to employee stock purchase plan	378,259	—	7,162	—	—	7,162
Net loss	—	—	—	(281,584)	—	(281,584)
Stock-based compensation	—	—	84,443	—	—	84,443
Other comprehensive income	—	—	—	—	(261)	(261)
Balances at December 31, 2020	159,637,771	$16	$2,612,663	$(1,985,706)	$36	$627,009

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Acadia Pharmaceuticals Inc. (the Company), based in San Diego, California, is a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. The Company was originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. and reincorporated in Delaware in 1997.

In April 2016, the U.S. Food and Drug Administration (FDA) approved the Company’s first drug, NUPLAZID® (pimavanserin), for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis (PDP). NUPLAZID became available for prescription in the United States on May 31, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

	Twelve Months Ended December 31, 2020		Twelve Months Ended December 31, 2019
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$189,680	$326,028	$134,758	$189,680
Restricted cash	4,787	5,770	4,826	4,787
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$194,467	$331,798	$139,584	$194,467

Investment Securities

Currently, all of the Company’s investment securities are debt securities. The Company has classified all of its investment securities as available-for-sale as the sale of such securities may be required prior to maturity to implement management strategies, and accordingly, carries these investments at fair value. Unrealized gains and losses, if any, are reported as a separate component of stockholders’ equity. The cost of investment securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses, if any, are also included in interest income. The cost of securities sold is based on the specific identification method.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification 326-20, Financial Instruments – Credit Losses (ASC 326-20) as of January 1, 2020. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about the collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of December 31, 2020, the Company determined that an allowance for credit loss was not required.

Although the Company has not historically experienced significant credit losses, the Company’s exposure may increase due to uncertainties associated with the global economic recession and other disruptions resulting from the COVID-19 pandemic.

Inventory

Inventory is stated at the lower of cost or net realizable value under the first-in, first-out method (FIFO). The Company uses a combination of standard and actual costing methodologies to determine the cost basis for its inventories which approximates actual costs. Inventory consists of raw material, work in process, and finished goods, including third-party manufacturing costs, freight, and indirect overhead costs. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of NUPLAZID in April 2016, all costs related to the manufacturing of NUPLAZID were charged to research and development expense in the period incurred.

The Company periodically reviews inventory and reduces the carrying value of items to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the years ended December 31, 2020, 2019 and 2018, the Company recorded charges of $0.4 million, $1.1 million and $2.7 million, respectively, to reduce certain finished goods and work in process inventory to its net realizable value.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2020, no such impairment losses have been recorded by the Company.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $1.5 million for each of the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, estimated future amortization expense related to the Company’s intangible asset was $1.1 million for 2021.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense

In connection with the FDA approval and commercial launch of NUPLAZID in 2016, the Company began to incur advertising costs. Advertising costs are expensed when services are performed or goods are delivered. The Company incurred $51.1 million, $38.3 million and $39.8 million in advertising costs during the years ended December 31, 2020, 2019 and 2018, respectively, related to NUPLAZID. No advertising costs were capitalized as prepaid expenses at December 31, 2020 or 2019.

Revenue Recognition

Product Sales, Net

The Company accounts for contracts with its customers in accordance with Revenue from Contracts with Customers (Topic 606), and applied all the related amendments to all of the contracts using the modified-retrospective method. Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Payment terms differ by customer, but typically range from 31 to 35 days from the date of shipment. Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company transfers control of the product and when the Company receives payment will be one year or less.

The Company’s net product sales consist of U.S. sales of NUPLAZID. NUPLAZID was approved by the FDA in April 2016 and the Company commenced shipments of NUPLAZID to specialty pharmacies (SPs) and specialty distributors (SDs) in late May 2016. SPs dispense product to a patient based on the fulfillment of a prescription and SDs sell product to government facilities, long-term care pharmacies, or in-patient hospital pharmacies. Product shipping and handling costs are included in cost of product sales.

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

Distribution Fees: Distribution fees include distribution service fees paid to the SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (WAC), fees for data, and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates, estimated payor mix, and expected utilization. The Company’s estimates for expected utilization of rebates are based on historical data received from the SPs and SDs since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates still estimated to be incurred.

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

Research and Development Expenses

Research and development expenses are charged to operations as incurred. Research and development expenses include costs associated with services provided by contract organizations for preclinical development, pre-commercialization manufacturing expenses, and clinical trials, salaries and related personnel expenses including stock-based compensation expense, and facilities and equipment expenses. The upfront consideration and transaction costs associated with acquired in-process research and development are also included in the research and development expenses.

The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or services provided and the invoices received from its external service providers. When the Company makes payments in advance of services being provided, it records those amounts as prepaid expenses on its consolidated balance sheet and expense them as the services are rendered. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known, the Company adjusts its accruals accordingly.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not currently have any of its own manufacturing facilities, and therefore it depends on an outsourced manufacturing strategy for the production of NUPLAZID for commercial use and for the production of its product candidates for clinical trials. The Company has contracts in place with two third-party manufacturers of commercial drug product and one third-party manufacturer of drug substance that is approved for the production of NUPLAZID active pharmaceutical ingredient (API). Although there are potential sources of supply other than the Company’s existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

The Company has entered into distribution agreements with a limited number of SPs and SDs, and all of the Company’s product sales are to these customers. For the year ended December 31, 2020, the Company’s four largest customers represented approximately 74% of the Company’s product revenue and 75% of the Company’s accounts receivable balance at December 31, 2020. For the year ended December 31, 2019, the Company’s four largest customers represented approximately 77% of the Company’s product revenue and 75% of the Company’s accounts receivable balance at December 31, 2019. For the year ended December 31, 2018, the Company’s four largest customers represented approximately 85% of the Company’s product revenue and 84% of the Company’s accounts receivable balance at December 31, 2018.

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

	Years Ended December 31,
	2020	2019	2018
Stock Options:
Expected volatility	63%	62%	71%
Risk-free interest rate	1%	2%	3%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.5	5.7	5.7

	Years Ended December 31,
	2020	2019	2018
Employee Stock Purchase Plan:
Expected volatility	50%-76%	62%-86%	59%-79%
Risk-free interest rate	0.1%-0.2%	1.5%-2.4%	2.1%-2.8%
Expected dividend yield	0%	0%	0%
Expected life in years	0.5-2.0	0.5-2.0	0.5-2.0

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of restricted stock units (RSUs) is estimated based on the closing market price of the Company’s common stock on the date of grant. RSUs generally vest over a four-year period. The fair value of RSUs expected to vest are recognized and amortized on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of performance-based stock units (PSUs) is estimated based on the closing market price of the Company’s common stock on the date of grant. PSUs vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these PSUs is generally recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of product sales	$2,632	$2,936	$3,863
Research and development	31,314	32,533	32,038
Sales, general and administrative	50,476	46,796	45,663
	$84,422	$82,265	$81,564

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

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase rights, RSUs, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2020, 2019 and 2018, options, employee stock purchase rights, RSUs, PSUs, and warrants covering a total of approximately 19,331,000 shares, 19,516,000 shares and 20,824,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Segment Reporting

Management has determined that the Company operates in one business segment which is the development and commercialization of innovative medicines. All revenues for the years ended December 31, 2020, 2019 and 2018 were generated from customers in the United States.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

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

3. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses		Estimated Fair Value
U.S. Treasury notes	$205,111	$6	$(27)		$205,090
Government sponsored enterprise securities	10,004	—	(5)		9,999
Corporate debt securities	52,341	47	—	*	52,388
Commercial paper	38,443	21	(11)		38,453
	$305,899	$74	$(43)		$305,930

_______________________

*	Unrealized loss was less than $500.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$228,609	$7	$(13)	$228,603
Government sponsored enterprise securities	88,920	5	(30)	88,895
Corporate debt securities	87,785	262	(8)	88,039
Commercial paper	102,151	61	—	102,212
	$507,465	$335	$(51)	$507,749

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2020, all of the Company’s available-for-sale investment securities have contractual maturity dates of less than one year. As of December 31, 2019, the Company held $24.3 million of available-for-sale investment securities with contractual maturity dates more than one year and less than two years. The Company has classified all equity securities as other assets on its consolidated balance sheets.

At December 31, 2020 and 2019, the Company had 24 and 20 securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of December 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months			12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2020:
U.S. Treasury notes	$129,631	$(27)		$—	$—	$129,631	$(27)
Government sponsored enterprise securities	10,004	(5)		—	—	10,004	(5)
Corporate debt securities	6,252	—	*	—	—	6,252	—	*
Commercial paper	23,466	(11)				23,466	(11)
Total	$169,353	$(43)		$—	$—	$169,353	$(43)
December 31, 2019:
U.S. Treasury notes	$148,397	$(13)		$—	$—	$148,397	$(13)
Government sponsored enterprise securities	61,103	(30)		—	—	61,103	(30)
Corporate debt securities	11,334	(8)		—	—	11,334	(8)
Total	$220,834	$(51)		$—	$—	$220,834	$(51)

_______________________

*	Unrealized loss was less than $500.

As described further in Note 2, Recently Issued Accounting Standards the Company adopted FASB Accounting Standards Codification 326-30, Financial Instruments – Credit Losses (ASC 326-30) as of January 1, 2020. ASC 326-30 requires the Company to determine whether a decline in the fair value below the amortized cost basis of available-for-sale securities is due to credit-related factors. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic conditions.

The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at December 31, 2020.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although the Company has not historically experienced significant losses on its investments, the Company’s exposure may increase due to uncertainties associated with the global economic recession and other disruptions resulting from the COVID-19 pandemic.

4. Fair Value Measurements

The Company’s investments include cash equivalents, available-for-sale investment securities consisting of money market funds, U.S. treasury notes, and marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy, and equity investments. The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least A3/A- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents, available-for-sale investment securities, and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2020 and 2019, respectively.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities, and equity securities at December 31, 2020 and 2019 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$300,339	$300,339	$—	$—
U.S. Treasury notes	230,088	230,088	—	—
Government sponsored enterprise securities	9,999	—	9,999	—
Equity securities	1,309	1,309	—	—
Corporate debt securities	52,388	—	52,388	—
Commercial paper	38,453	—	38,453	—
	$632,576	$531,736	$100,840	$—

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$98,084	$98,084	$—	$—
U.S. Treasury notes	228,603	228,603	—	—
Government sponsored enterprise securities	103,878	—	103,878	—
Equity securities	2,307	2,307	—	—
Corporate debt securities	88,039	—	88,039	—
Commercial paper	102,212	—	102,212	—
	$623,123	$328,994	$294,129	$—

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	December 31,
	2020	2019
Finished goods	$1,453	$3,175
Work in process	6,367	1,685
Raw material	1,862	1,481
	$9,682	$6,341

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Computers and software	$5,315	$3,724
Leasehold improvements	$4,033	$2,560
Furniture and fixtures	$3,648	$2,115
Machinery and equipment	$113	$113
	$13,109	$8,512
Accumulated depreciation	$(3,948)	$(5,332)
	$9,161	$3,180

Depreciation of property and equipment was $1.5 million, $1.3 million, and $1.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. During 2020, 2019 and 2018, the Company retired $3.1 million, $0.2 million, and $1.6 million, respectively, of fully depreciated property and equipment.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued research and development services	$28,380	$14,273
Accrued compensation and benefits	25,811	21,080
Accrued consulting and professional fees	18,969	13,691
Accrued sales allowances	14,115	11,326
Current portion of lease liabilities	5,087	3,434
Accrued royalties	2,451	1,971
Other	2,661	1,829
	$97,474	$67,604

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Stockholders’ Equity

Stock Offerings

In August 2020, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with CerSci Therapeutics Incorporated (CerSci), pursuant to which one of the Company’s wholly owned subsidiaries merged with and into CerSci, with CerSci as the surviving corporation and the Company’s wholly owned subsidiary. Approximately 1.2 million shares of the Company’s common stock with a value of $44.3 million were issued to CerSci’s former equity holders. The Company filed a registration statement on Form S-3 with the SEC to register the resale of the shares of the Company’s common stock issued in connection with its acquisition of CerSci.

In September 2019, the Company raised net proceeds of approximately $271.5 million from the sale of 7,187,500 shares of its common stock in a follow-on public offering, including 937,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares.

Equity Awards

The Company’s 2010 Equity Incentive Plan, as amended to date (the 2010 Plan), permits the grant of options to employees, directors and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is 10 years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the 2004 Plan) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. The 2010 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the 2004 Plan reserve after June 2010. In June 2015, June 2016, June 2017, June 2018, and June 2019, the Company’s stockholders approved amendments to its 2010 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,000,000 shares, 3,000,000 shares, 5,500,000 shares, 6,700,000 shares, and 8,300,000 shares, respectively. At December 31, 2020, there were 28,426,504 shares of common stock authorized for issuance, of which 9,777,263 shares were available for new grants under the 2010 Plan.

Stock Options

The 2010 Plan provided for the grant of options to employees, directors and consultants. The exercise price of options granted under the 2010 Plan was at 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option was 10 years. Options granted under the 2010 Plan generally vested over a four-year period.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	17,427,228	$28.69
Granted	1,937,006	$43.78
Exercised	(2,571,633)	$28.71
Cancelled/forfeited	(350,607)	$31.75
Outstanding at December 31, 2020	16,441,994	$30.40	6.8	$379,233
Vested at December 31, 2020	9,691,855	$29.71	6.0	$230,156
Unvested at December 31, 2020	6,750,139	$31.38	8.0	$149,078
Exercisable at December 31, 2020	9,691,855	$29.71	6.0	$230,156

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options exercisable as of December 31, 2020 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $53.46 per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was approximately $55.5 million, $56.6 million, and $11.2 million, respectively, determined as of the date of exercise. The Company received $73.8 million in cash from options exercised during the year ended December 31, 2020.

The weighted average per share fair value of options granted during the years ended December 31, 2020, 2019, and 2018 was approximately $24.16, $15.97, and $12.14, respectively. As of December 31, 2020, total unrecognized compensation cost related to stock options was approximately $99.1 million, and the weighted average period over which this cost is expected to be recognized is approximately 2.5 years.

Restricted Stock

The Company grants RSUs and PSUs, both of which are considered restricted stock, pursuant to the 2010 Plan and satisfies such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. RSUs generally vest over a four-year period. PSUs for which the number of shares issuable at the end of performance period can reach up to 200% of the shares approved in the award based on the achievement of certain pre-defined Acadia-specific performance criteria and continued employment through the vesting period.

The following table summarizes the Company’s restricted stock activity during the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,445,163	$24.50
Granted	1,079,727	$44.03
Vested	(255,953)	$23.83
Cancelled/forfeited	(61,690)	$35.95
Outstanding at December 31, 2020	2,207,247	$33.81	$117,999

700,156 and 448,632 PSUs were outstanding at December 31, 2020 and 2019, respectively. During the years ended 2020 and 2019, 255,878 and 481,036 PSUs were granted, respectively, none of which was vested. At December 31, 2020, total intrinsic value of PSUs outstanding was $37.4 million. As of December 31, 2020, total unrecognized compensation cost related to RSUs and PSUs was approximately $41.7 million and 2.6 million, respectively, and the weighted average period over which the cost is expected to be recognized is approximately 2.7 years and 1.5 years, respectively.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the Purchase Plan) became effective upon the closing of the Company’s initial public offering in June 2004. In June 2016, June 2019 and June 2020, the Company’s stockholders approved an amendment to the Purchase Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 400,000 shares, 600,000 shares and 3,000,000 shares, respectively. At December 31, 2020, a total of 5,525,000 shares of common stock had been reserved for issuance under the Purchase Plan. At December 31, 2020, 3,106,995 shares of common stock remained available for issuance pursuant to the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. During the years ended December 31, 2020, 2019, and 2018, a total of 377,963, 269,037, and 233,720 shares of common stock were issued under the Purchase Plan at average per share prices of $18.94, $16.41, and $15.75, respectively. The weighted average per share fair value of purchase rights granted during the years ended December 31, 2020, 2019, and 2018 was $22.47, $14.24, and $8.25, respectively. During the years ended December 31, 2020, 2019, and 2018, the Company recorded cash received from the exercise of purchase rights of $7.2 million, $4.4 million, and $3.7 million, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $5.1 million, $4.3 million, and $3.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

8. Income Taxes

Domestic and foreign pre-tax loss is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Domestic	$(238,885)	$(123,411)	$(78,112)
Foreign	(42,088)	(110,972)	(165,824)
	$(280,973)	$(234,383)	$(243,936)

At December 31, 2020, the Company had federal, state, and foreign net operating loss (NOL) carryforwards of approximately $539.2 million, $416.3 million, and $1,186.5 million, respectively. The Company recognized state income tax provisions of $0.4 million, $0.9 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recognized foreign income tax in the amount of $0.2 million for the year ended December 31, 2020.  These tax liabilities were associated with minimum taxes and a patent box entry tax for Switzerland in the current year and the apportionment of income to certain state jurisdictions which the Company did not have corresponding NOLs in 2018. Utilization of the domestic NOL and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

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

Federal and state NOL carryforwards of $6.9 million and less than $0.1 million will expire in 2025 unless utilized. The remaining federal and state NOL carryforwards will begin to expire in 2026. At December 31, 2020, the Company had federal and state charitable contribution carryforwards of $120.8 million, which will begin to expire in 2021. At December 31, 2020, the Company had $55.5 million of federal R&D credit carryforwards of which $0.2 million will expire in 2021 unless utilized, and the remaining federal R&D credit carryforwards will begin to expire in 2022. At December 31, 2020, the Company had state R&D credit carryforwards of approximately $2.6 million that will begin to expire in 2024 and $16.5 million that have no expiration date. At December 31, 2020, the Company had foreign NOL carryforwards of approximately $1,186.5 million that will begin to expire in 2022 and $3.7 million that have no expiration date. The Company continues to record the deferred tax assets related to these attributes, subject to valuation allowance, until expiration occurs.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
NOL carryforwards	218,905	182,948
R&D credit carryforwards	63,886	48,069
Stock-based compensation	47,547	45,440
Charitable contributions	28,470	18,303
Lease liabilities	11,675	2,366
Intangibles	7,109	59,783
Capitalized R&D	6,073	7,607
Other	9,390	8,773
Total deferred tax assets	393,055	373,289
Valuation allowance	(380,533)	(370,783)
Deferred tax liabilities
Right-of-use assets	(11,142)	(2,301)
Propery and equipment	(1,380)	(205)
Total deferred tax liabilities	(12,522)	(2,506)
Total net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $9.8 million in 2020 primarily due to an increase in deferred tax assets generated from net operating losses, R&D credits and stock-based compensation expense, and the increase in tax attributes associated with the acquisition of CerSci, offset in part by the impact of the Switzerland tax reform, the remeasurement of deferred tax balance for changes in state tax rates, and limitations on executive stock compensation.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted and signed into law in response to COVID-19. The CARES Act, among other things, included several significant provisions that impacted corporate taxpayers’ accounting for income taxes. Prior to the enactment of the CARES Act, the 2017 Tax Cuts and Jobs Act generally eliminated the ability to carryback NOLs, and permitted the NOLs arising in tax years beginning after December 31, 2017 to be carried forward indefinitely, limited to 80% of the taxpayer’s income. The CARES Act amended the NOL rules, suspending the 80% limitation on the utilization of NOLs generated after December 31, 2017 and before January 1, 2021. Additionally, the CARES Act allows corporate NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss. Also, the CARES Act allows companies to defer making certain payroll tax payments until future years. The Company did not have any qualitative or quantitative impact to the financials as a result of the CARES Act in the current year.

During 2019, Switzerland implemented tax reform that is effective for tax years 2020 and forward. As a result, the Company has remeasured the deferred tax assets, primarily comprised of net operating loss carryforwards, at the amount and rate in which it is anticipated they will reverse. The tax reform also allowed the Company to take as a deduction for Cantonal purposes only, a portion of the increase in value of the intellectual property transferred to Switzerland. This deduction was available as a result of establishing Lucerne as the Cantonal location for the Company. As a result, during 2019 a deferred tax asset of $57.0 million was established which was the estimated amount that would be allowed as a future deduction. During December 2020, the Company moved to Basel-City from Lucerne. As a result, the intellectual property deduction is no longer available and has been reversed. Additionally, the deferred tax assets and net operating losses were remeasured at the amount and rate in which they are anticipated to reverse as a result of the change in jurisdiction. As a result of the Cantonal change, the deferred taxes for Switzerland decreased by $52.8 million. The adjustments made to the deferred tax assets are offset by a valuation allowance.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the pretax loss is summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Amounts computed at statutory federal rate	$(59,004)	$(49,365)	$(51,226)
Stock-based compensation and other permanent differences	991	5,691	3,379
Write-off of IP R&D	9,565	—	—
R&D credits	(17,909)	(16,687)	(7,941)
Change in valuation allowance	5,925	99,846	34,333
State taxes	(5,038)	(2,138)	(1,017)
Contingencies	2,665	1,861	2,938
Foreign rate differential	4,208	20,413	20,896
Limitation on executive compensation	3,705	1,178	53
Deferred rate adjustment	2,130	—	—
Switzerland tax reform	53,045	(59,181)	—
Other	328	(742)	(159)
Income tax expense	$611	$876	$1,256

The tax years 2001-2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company recorded an uncertain tax position reserve of $2.9 million, $1.9 million and $3.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Due to the valuation allowance recorded against the Company’s deferred tax assets, an immaterial amount of the total unrecognized tax benefits as of December 31, 2020 would reduce the annual effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2020 will significantly change within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no interest and/or penalties accrued on the Company’s consolidated balance sheets at December 31, 2020 or 2019, respectively. Further, the Company did not recognize any interest and/or penalties in the statement of operations for the years ended December 31, 2020, 2019 and 2018, respectively, related to uncertain tax positions.

The following table provides a reconciliation of changes in unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of period	$6,945	$5,037	$1,933
Additions related to current period tax positions	2,722	1,908	3,104
Additions related to prior period tax positions	212	—	—
Reductions related to prior period tax positions	(36)	—	—
Balance at end of period	$9,843	$6,945	$5,037

9. Commitments and Contingencies

Royalty Payments

Pursuant to the terms of its 2006 license agreement with the Ipsen Group, the Company is required to make royalty payments of 2% of net sales of NUPLAZID.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. The Company incurred $72.7 million, $1.4 million and $10.0 million in upfront and license payments in the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company may be required to make milestone payments up to $2.2 billion in the aggregate.

In May 2018, the Company signed an Exclusivity Deed (the Deed) with Neuren Pharmaceuticals Limited (Neuren) that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company invested $3.1 million to subscribe for 1,330,000 shares of Neuren and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the consolidated statements of operations in the second quarter of 2018. At December 31, 2020, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through other expense on the statements of operations. Net loss on the strategic investments recognized in other expense in the consolidated statements of operations for the year ended December 31, 2020 was $1.0 million and net gain on strategic investments recognized for the year ended December 31, 2019 was $1.0 million. As of December 31, 2020 and 2019, the aggregate carrying amount of the Company’s strategic equity investment was $1.3 million and $2.3 million, respectively, included in other assets on the consolidated balance sheets.

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

In August 2020, the Company entered into the Merger Agreement with CerSci, with CerSci remaining as the surviving corporation and the Company’s wholly owned subsidiary. CerSci’s lead development program is a unique Reactive Species Decomposition Accelerant, a non-opioid, mechanism focused on interrupting pathways that sensitize neurons to pain. The portfolio contains additional preclinical stage programs, including brain penetrant compounds, with potential for symptomatic and disease modifying treatment utility in neurodegenerative diseases. The Company incurred an aggregate of $52.8 million in upfront consideration and transaction costs, of which, $44.3 million was paid through the issuance of approximately 1.2 million shares of the Company’s common stock. In addition, under the terms of the Merger Agreement, the Company may be required to pay CerSci’s former equity holders up to $887.0 million in cash upon the achievement of certain development, commercialization and sales milestones, in addition to tiered cash royalties in the mid-single digits based on annual net sales. As substantially all of the fair value of the gross assets acquired was concentrated in the in-process research and development intangible assets acquired, the Company concluded that this transaction did not meet the definition of a business combination pursuant to FASB Accounting Standard Codification Topic 805, Business Combinations. As such, the transaction was accounted for as an asset acquisition and the upfront consideration of $45.7 million was expensed to research and development in the third quarter of 2020 as there is no future alternative use for the assets.

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

Legal Proceedings

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. Acadia Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re Acadia Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019. On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint. On July 16, 2020, lead plaintiff filed the amended complaint. Defendants filed a motion to dismiss the amended complaint on August 28, 2020. Lead plaintiff opposed the motion on September 15, 2020. Defendants’ reply in support of the motion to dismiss was filed on November 11, 2020. The hearing on the motion was rescheduled for February 2021 and ultimately taken off calendar. Accordingly, the court will make a decision based on the parties’ pleadings.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 24, 2020, the Company filed complaints against (i) Aurobindo Pharma Limited and its affiliate Aurobindo Pharma USA, Inc. and (ii) Teva Pharmaceuticals USA, Inc. and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, the Company filed complaints against (i) Hetero Labs Limited and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., (ii) MSN Laboratories Private Ltd. and its affiliate MSN Pharmaceuticals, Inc., and (iii) Zydus Pharmaceuticals (USA) Inc. and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the United States District Court for the District of Delaware, allege infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID. The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, the Company filed its answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 21, 2020, the Company filed its answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On October 26, 2020, the Company filed its answer to Hetero’s counterclaims. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On November 5, 2020, the Company filed its first amended complaint against MSN in the United States District Court for the District of Delaware, alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID. On November 19, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On December 10, 2020, the Company filed its answer to MSN’s counterclaims. On November 2, 2020, Zydus filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On November 23, 2020, the Company filed its answer to Zydus’s counterclaims. On December 8, 2020, the parties’ joint proposed scheduling order was entered by Judge Andrews. A joint trial in the matters is scheduled for May 15, 2023.

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

Government Investigation

In September 2018, the Company received a civil investigative demand (CID) from the Department of Justice (DOJ) requesting certain documents and information related to the Company’s sales and marketing of NUPLAZID. The Company has cooperated with the DOJ’s request since that time. In October 2020, the DOJ advised the Company that it had concluded its investigation of the Company and would not be taking any further action related to the CID. As such, DOJ advised the Company that it does not need to respond further to the CID.

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

 The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 1.0 year to 10.4 years, some of which include options to extend the lease for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating lease costs were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Operating lease cost	$6,917	$5,155	$4,503

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,480	$4,841
Right-of-use assets obtained in exchange for operating lease obligations:	42,039	13,399

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating lease liabilities
Current portion included in accrued liabilities	$5,087	$3,434
Operating lease liabilities	44,460	6,361
Total operating lease liabilities	$49,547	$9,795

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2021	$5,284
2022	7,193
2023	6,635
2024	6,397
2025	5,922
Thereafter	29,762
Total lease payments	61,193
Less:
Imputed interest	(11,646)
Total operating lease liabilities	$49,547

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2020, the weighted average remaining lease term is 9.4 years and the weighted average discount rate used to determine the operating lease liability was 4.7%.

In the fourth quarter of 2018, the Company entered into an agreement to lease the 4th and 5th floors of corporate office space in San Diego, California with total minimum lease payments of $50.4 million over an initial term of 10 years and 9 months. In February 2020, the Company entered into the first amendment to the lease agreement to lease the 2nd floor of corporate office space in San Diego, California with total minimum lease payments of $25.3 million over an initial term of approximately 10 years and 7 months. In March 2020, the Company entered into the second amendment to the lease agreement which increased the total minimum lease payments of the original corporate office space to $51.4 million. During the three months ended September 30, 2020, the lease for the 4th and 5th floors of corporate office space commenced and the Company capitalized a right of use asset and related lease liability of $40.3 million. The operating lease for the additional corporate office space from the first amendment to the lease agreement is expected to commence in first quarter of 2021. In connection with this lease and its amendment agreements, the Company established a letter of credit for $3.1 million, which has automatic annual extensions and is fully secured by restricted cash.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2020 and 2019 are as follows (in thousands, except per share data):

	Fiscal Year 2020 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$90,068	$110,103	$120,577	$121,007	$441,755
Gross profit(1)	$87,269	$107,204	$118,572	$118,499	$431,544
Net loss	$(88,023)	$(42,141)	$(84,660)	$(66,760)	$(281,584)
Basic and diluted net loss per share(2)	$(0.57)	$(0.27)	$(0.05)	$(0.42)	$(1.79)

	Fiscal Year 2019 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$62,959	$83,205	$94,586	$98,326	$339,076
Gross profit(1)	$60,009	$80,247	$92,170	$95,306	$327,732
Net loss	$(85,304)	$(54,941)	$(41,978)	$(53,036)	$(235,259)
Basic and diluted net loss per share(2)	$(0.59)	$(0.38)	$(0.29)	$(0.34)	$(1.60)

(1)	Determined by subtracting cost of product sales from product sales, net.
(2)

Net loss per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per common share amounts may not equal the annual amounts reported.

SCHEDULE II – Valuation and Qualifying Accounts

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Provision Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Prior Period Sales	Balance at End of Period
Allowance for distribution fees, discounts and chargebacks:
For the year ended December 31, 2018	$246	$24,613	$(22,773)	$(246)	$1,840
For the year ended December 31, 2019	$1,840	$33,827	$(31,251)	$(1,840)	$2,576
For the year ended December 31, 2020	$2,576	$51,684	$(47,463)	$(2,576)	$4,221