Form 10-Q
period 2021-03-31
ACADIA PHARMACEUTICALS INC
filed 2021-05-06
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on April 27, 2021:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	160,179,036

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$304,487	$326,028
Investment securities, available-for-sale	273,281	305,930
Accounts receivable, net	56,832	48,247
Interest and other receivables	558	2,035
Inventory	10,311	9,682
Prepaid expenses	28,515	25,694
Total current assets	673,984	717,616
Property and equipment, net	9,757	9,161
Operating lease right-of-use assets	63,111	47,283
Intangible assets, net	738	1,108
Restricted cash	5,770	5,770
Other assets	1,813	1,678
Total assets	$755,173	$782,616
Liabilities and stockholders’ equity
Accounts payable	$8,849	$8,493
Accrued liabilities	100,524	97,474
Total current liabilities	109,373	105,967
Operating lease liabilities	60,581	44,460
Other long-term liabilities	3,613	5,180
Total liabilities	173,567	155,607
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at March 31, 2021 and December 31, 2020; 160,172,235 shares and 159,637,771 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	16	16
Additional paid-in capital	2,633,710	2,612,663
Accumulated deficit	(2,052,154)	(1,985,706)
Accumulated other comprehensive income	34	36
Total stockholders’ equity	581,606	627,009
Total liabilities and stockholders’ equity	$755,173	$782,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Product sales, net	$106,554	$90,068
Total revenues	106,554	90,068
Operating expenses
Cost of product sales	2,185	2,799
License fees and royalties	2,507	2,175
Research and development	56,973	72,636
Selling, general and administrative	111,661	101,973
Total operating expenses	173,326	179,583
Loss from operations	(66,772)	(89,515)
Interest income, net	200	2,989
Other income (expense)	145	(1,497)
Loss before income taxes	(66,427)	(88,023)
Income tax expense	21	—
Net loss	$(66,448)	$(88,023)
Net loss per common share, basic and diluted	$(0.42)	$(0.57)
Weighted average common shares outstanding, basic and diluted	160,011	155,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(66,448)	$(88,023)
Other comprehensive income:
Unrealized (loss) gain on investment securities	(6)	1,226
Foreign currency translation adjustments	4	2
Comprehensive loss	$(66,450)	$(86,795)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(66,448)	$(88,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,184	22,348
Amortization of premiums and accretion of discounts on investment securities	689	87
Amortization of intangible assets	370	370
(Gain) loss on strategic investment	(145)	1,497
Depreciation	525	294
Changes in operating assets and liabilities:
Accounts receivable, net	(8,585)	(5,855)
Interest and other receivables	1,477	(842)
Inventory	(492)	(37)
Prepaid expenses	(2,821)	(3,520)
Operating lease right-of-use assets	1,589	1,187
Other assets	10	18
Accounts payable	356	(599)
Accrued liabilities	2,761	24,057
Operating lease liabilities	(1,052)	(360)
Long-term liabilities	(1,567)	376
Net cash used in operating activities	(60,149)	(49,002)
Cash flows from investing activities
Purchases of investment securities	(127,864)	(100,773)
Maturities of investment securities	159,817	131,315
Purchases of property and equipment	(1,076)	(934)
Net cash provided by investing activities	30,877	29,608
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	7,726	3,754
Net cash provided by financing activities	7,726	3,754
Effect of exchange rate changes on cash	5	2
Net decrease in cash, cash equivalents and restricted cash	(21,541)	(15,638)
Cash, cash equivalents and restricted cash
Beginning of period	331,798	194,467
End of period	$310,257	$178,829
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$45	$1,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Total stockholders’ equity, beginning balances	$627,009	$699,135

Common stock:
Beginning balance	16	15
Ending balance	16	15

Additional paid-in capital:
Beginning balance	2,612,663	2,402,945
Issuance of common stock from exercise of stock options and units	7,726	3,754
Stock-based compensation	13,321	22,288
Ending balance	2,633,710	2,428,987

Accumulated deficit:
Beginning balance	(1,985,706)	(1,704,122)
Net loss	(66,448)	(88,023)
Ending balance	(2,052,154)	(1,792,145)

Other comprehensive income (loss):
Beginning balance	36	297
Other comprehensive (loss) income	(2)	1,228
Ending balance	34	1,525

Total stockholders’ equity, ending balances	$581,606	$638,382

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (the SEC). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

Risk and Uncertainties

The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and has adversely impacted our business. Sales of NUPLAZID in the first quarter of 2021 were negatively impacted by ongoing conditions related to the COVID-19 pandemic. At this time the Company cannot predict the magnitude of the pandemic or the full impact that it may have on the Company’s financial condition, operations, suppliers, and workforce.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	March 31, 2021		March 31, 2020
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$326,028	$304,487	$189,680	$173,059
Restricted cash	5,770	5,770	4,787	5,770
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$331,798	$310,257	$194,467	$178,829

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of March 31, 2021 the Company determined that an allowance for credit loss was not required.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million for each of the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, estimated future amortization expense related to the Company’s intangible asset was $0.7 million for the remainder of 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, Commitments and Contingencies, are expensed to license fees and royalties as revenue from product sales is recognized.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at March 31, 2021 and 2020, stock options, employee stock purchase plan rights, restricted stock units, and warrants totaling approximately 20,297,000 shares and 21,064,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of product sales	$163	$849
Research and development	4,830	8,457
Selling, general and administrative	8,191	13,042
	$13,184	$22,348

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires the Company to make a number of assumptions including the estimated expected life of the award and related volatility. The fair value of restricted stock units is estimated based on the market price of our common stock on the date of grant. The estimated fair values of stock options, purchase plan rights, and restricted stock units are then expensed over the vesting period. Performance-based stock awards vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these performance-based stock awards is generally recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable. During the three months ended March 31, 2021, the Company had a change in estimate related to the achievement of certain performance-based criteria for performance-based stock awards which resulted in a reduction in stock-based compensation expenses by approximately $6.1 million.

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$947	$1,453
Work in process	7,731	6,367
Raw material	1,633	1,862
	$10,311	$9,682

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued sales allowances	$23,886	$14,115
Accrued research and development services	22,177	28,380
Accrued compensation and benefits	21,767	25,811
Accrued consulting and professional fees	18,370	18,969
Current portion of lease liabilities	6,082	5,087
Current portion of accrued branded prescription drug fees	5,203	1,845
Other	3,039	3,267
	$100,524	$97,474

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses		Estimated Fair Value
U.S. Treasury notes	$139,390	$25	$—	*	$139,415
Government sponsored enterprise securities	20,004	—	(3)		20,001
Corporate debt securities	2,999	2	—		3,001
Commercial paper	110,864	7	(7)		110,864
	$273,257	$34	$(10)		$273,281

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses		Estimated Fair Value
U.S. Treasury notes	$205,111	$6	$(27)		$205,090
Government sponsored enterprise securities	10,004	—	(5)		9,999
Corporate debt securities	52,341	47	—	*	52,388
Commercial paper	38,443	21	(11)		38,453
	$305,899	$74	$(43)		$305,930

_______________________

*	Unrealized loss was less than $500.

The Company has classified all of its available-for-sale investment securities as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. The Company has classified all equity securities as other assets on its consolidated balance sheets.

At March 31, 2021 and December 31, 2020, the Company had 15 and 24 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months			12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2021:
U.S. Treasury notes	$5,011	$—	*	$—	$—	$5,011	$—	*
Government sponsored enterprise securities	15,001	(3)		—	—	15,001	(3)
Commercial paper	77,410	(7)		—	—	77,410	(7)
Total	$97,422	$(10)		$—	$—	$97,422	$(10)

	Less Than 12 Months			12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2020:
U.S. Treasury notes	$129,631	$(27)		$—	$—	$129,631	$(27)
Government sponsored enterprise securities	10,004	(5)		—	—	10,004	(5)
Corporate debt securities	6,252	—	*	—	—	6,252	—	*
Commercial paper	23,466	(11)		—	—	23,466	(11)
Total	$169,353	$(43)		$—	$—	$169,353	$(43)

_______________________

*	Unrealized loss was less than $500.

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

The Company does not intend to sell the investments in unrealized loss position and it is unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at March 31, 2021.

Although the Company has not historically experienced significant losses on its investments, the Company’s exposure may increase due to uncertainties associated with the global economic recession and other disruptions resulting from the COVID-19 pandemic.

7. Fair Value Measurements

The Company’s investments include cash equivalents, available-for-sale investment securities consisting of money market funds, U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy, and equity securities. The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2021 and December 31, 2020.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities and equity securities at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$277,224	$277,224	$—	$—
U.S. Treasury notes	139,415	139,415	—	—
Equity securities	1,454	1,454	—	—
Government sponsored enterprise securities	20,001	—	20,001	—
Corporate debt securities	3,001	—	3,001	—
Commercial paper	135,856	—	135,856	—
	$576,951	$418,093	$158,858	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$300,339	$300,339	$—	$—
U.S. Treasury notes	230,088	230,088	—	—
Equity securities	1,309	1,309	—	—
Government sponsored enterprise securities	9,999	—	9,999	—
Corporate debt securities	52,388	—	52,388	—
Commercial paper	38,453	—	38,453	—
	$632,576	$531,736	$100,840	$—

8. Stockholders’ Equity

In August 2020, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with CerSci Therapeutics Incorporated (CerSci). Approximately 1.2 million shares of the Company’s common stock with a value of $44.3 million were issued to CerSci’s former equity holders.

9. Commitments and Contingencies

Royalty Payments

Pursuant to the terms of its 2006 license agreement with the Ipsen Group, the Company is required to make royalty payments of two percent of net sales of NUPLAZID. This obligation terminates in 2021.

License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. The Company did not incur any costs in upfront and license payments for the three months ended March 31, 2021 and incurred $10.0 million in upfront and license payments for the three months ended March 31, 2020. As of March 31, 2021, the Company may be required to make milestone payments up to $2.2 billion in the aggregate.

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

In August 2020, the Company entered into the Merger Agreement with CerSci. The lead development program is a unique Reactive Species Decomposition Accelerant, a non-opioid, mechanism focused on interrupting pathways that sensitize neurons to pain. The portfolio contains additional preclinical stage programs, including brain penetrant compounds, with potential for symptomatic and disease modifying treatment utility in neurodegenerative diseases. The Company incurred an aggregate of $52.8 million in upfront consideration and transaction costs, of which, $44.3 million was paid through the issuance of approximately 1.2 million shares of the Company’s common stock. In addition, under the terms of the Merger Agreement, the Company may be required to pay CerSci’s former equity holders up to $887.0 million in cash upon the achievement of certain development, commercialization and sales milestones, in addition to tiered cash royalties in the mid-single digits based on annual net sales. As substantially all of the fair value of the gross assets acquired was concentrated in the in-process research and development intangible assets acquired, the Company concluded that this transaction did not meet the definition of a business combination pursuant to FASB Accounting Standard Codification Topic 805, Business Combinations. As such, the transaction was accounted for as an asset acquisition and the upfront consideration of $45.7 million was expensed to research and development in the third quarter of 2020 as there is no future alternative use for the assets.

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

Legal Proceedings

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. Acadia Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re Acadia Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019. On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint. On July 16, 2020, lead plaintiff filed the amended complaint. Defendants filed a motion to dismiss the amended complaint on August 28, 2020. Lead plaintiff opposed the motion on September 15, 2020. Defendants’ reply in support of the motion to dismiss was filed on November 11, 2020. On March 29, 2021, the Court granted the defendants’ motion to dismiss with leave to amend. On April 16, 2021, lead plaintiff filed a third amended complaint. On April 20, 2021, the Court entered a schedule for filing and briefing a motion to dismiss the third amended complaint. The defendants’ motion to dismiss the third amended complaint is due on May 31, 2021. The plaintiff’s opposition to the motion is due on July 12, 2021. The defendants’ reply in support of the motion is due on August 11, 2021. The motion is set to be heard on October 1, 2021.

On February 7, 2020, a purported company stockholder filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against the Company’s directors and certain of its current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On September 9, 2020, the Court substituted plaintiffs and re-captioned the case Shumacher v. Davis et al., Case No. 20-cv-0238. On June 23, 2020, a second derivative complaint (captioned Lazarus v. Davis et al., Case No. 20-cv-0843) was filed in the U.S. District Court for the District of Delaware. On September 9, 2020, the Court transferred the Lazarus case to the U.S. District Court for the Southern District of California and re-captioned the case Lazarus v. Davis et al., Case No. 20-cv-1774. On January 15, 2021, the Court consolidated the cases under the name In re ACADIA Pharmaceuticals Inc. Stockholder Derivative Litigation, Case No. 20-cv-0238, appointed lead counsel for the plaintiffs, and designated the complaint in the Shumacher case as the operative complaint. The consolidated case is stayed until the defendants in the federal securities class action answer, or the federal securities class action is dismissed with prejudice and all appeals are exhausted, or any party to the stipulation to stay gives 15 days’ written notice that it no longer consents to the voluntary stay.

On July 24, 2020, the Company filed complaints against (i) Aurobindo Pharma Limited and its affiliate Aurobindo Pharma USA, Inc. and (ii) Teva Pharmaceuticals USA, Inc. and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, the Company filed complaints against (i) Hetero Labs Limited and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., (ii) MSN Laboratories Private Ltd. and its affiliate MSN Pharmaceuticals, Inc., and (iii) Zydus Pharmaceuticals (USA) Inc. and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the United States District Court for the District of Delaware, allege infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID. The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, the Company filed its answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 21, 2020, the Company filed its answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On October 26, 2020, the Company filed its answer to Hetero’s counterclaims. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On November 5, 2020, the Company filed its first amended complaint against MSN in the United States District Court for the District of Delaware, alleging infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID. On November 19, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On December 10, 2020, the Company filed its answer to MSN’s counterclaims. On November 2, 2020, Zydus filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On November 23, 2020, the Company filed its answer to Zydus’s counterclaims. On December 8, 2020, the parties’ joint proposed scheduling order was entered by Judge Andrews. On April 7, 2021, the Company filed its first amended complaints against Hetero and Teva and its second amended complaint against Hetero, to include an additional Orange Book-listed patent covering NUPLAZID. On April 8, 2021, the Company filed its first amended complaint against Zydus and on April 9, 2021, the Company filed its first amended complaint against Aurobindo. On April 20, 2021, MSN filed its answer, affirmative defenses, and counterclaims to the Company’s second amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On April 21, 2021, Teva filed its answer, affirmative defenses, and counterclaims to the Company’s first amended complaint, seeking declaratory judgments of noninfringement and invalidity. On April 22, 2021, Zydus filed its answer, affirmative defenses, and counterclaims to the Company’s first amended complaint, seeking declaratory judgments of noninfringement and invalidity. A joint trial in the matters is scheduled for May 15, 2023.

The Company entered into an agreement effective April 22, 2021 with Hetero settling all claims and counterclaims in the litigation. The agreement allows Hetero to launch its generic pimavanserin product on July 27, 2038, subject to certain triggers for earlier launch. The Hetero case was dismissed by joint agreement on May 3, 2021.

On April 19, 2021, a purported Company stockholder filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of its current executive officers. The complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA unlikely to approve the sNDA in its current form. The complaint seeks unspecified monetary damages and other relief.

Management currently believes that none of the foregoing claims or actions pending against the Company as of March 31, 2021 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.8 years to 10.2 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$2,378	$1,487

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,014	$1,291
Right-of-use assets obtained in exchange for operating lease obligations:	17,417	276

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating lease liabilities
Current portion included in accrued liabilities	$6,082	$5,087
Operating lease liabilities	60,581	44,460
Total operating lease liabilities	$66,663	$49,547

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2021	$4,071
Years ending December 31,
2022	8,739
2023	8,506
2024	8,275
2025	8,355
Thereafter	44,276
Total lease payments	82,222
Less:
Imputed interest	(15,559)
Total operating lease liabilities	$66,663

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2021, the weighted average remaining lease term was 9.6 years and the weighted average discount rate used to determine the operating lease liability was 4.4%.

In the fourth quarter of 2018, the Company entered into an agreement to lease the 4th and 5th floors of corporate office space in San Diego, California with total minimum lease payments of $50.4 million over an initial term of 10 years and 9 months. In February 2020, the Company entered into the first amendment to the lease agreement to lease the 2nd floor of corporate office space in San Diego, California with total minimum lease payments of $25.3 million over an initial term of approximately 10 years and 7 months. In March 2020, the Company entered into the second amendment to the lease agreement which increased the total minimum lease payments of the original corporate office space to $51.4 million. In the third quarter of 2020, the lease for the 4th and 5th floors of corporate office space commenced and the Company capitalized a right of use asset and related lease liability of $40.3 million. During the three months ended March 31, 2021, the lease for the 2nd floor of corporate office space commenced and the Company capitalized a right of use asset and related lease liability of $19.2 million. In connection with this lease and the amendment, the Company established a letter of credit for $3.1 million, which has automatic annual extensions and is fully secured by restricted cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 included with our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID® (pimavanserin), trofinetide and other drug candidates, the potential market opportunities for pimavanserin and other drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than in Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID and other drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, the potential or expected impact of the global COVID-19 pandemic on our business, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

Overview

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. As a result of the pandemic, there have been changes in the practice of medical care and medical education. For example, many health care providers initially expanded their utilization of telemedicine to conduct patient visits, and in many regions within the United States the ability of our commercial and medical field teams to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities was restricted or converted to virtual access. Currently, health care providers are conducting patient visits in-person and through telemedicine and our sales force has been able to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities either in person in accordance with applicable regulatory guidance and local policies or virtually. Most medical congresses, an important means for medical education are continuing to be conducted virtually and enrollment in clinical trials is being assessed based on local COVID-19 conditions and regional regulation and public health guidance.

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

In addition, our business could be adversely affected by the effects of public health threats, including the COVID-19 pandemic. During the first quarter of 2021, sales of NUPLAZID were negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits and a further decline in census at long-term care facilities. The impacts and pace of recovery resulting from the pandemic are difficult to predict at this time, and no assurances can be given that the pandemic will not have significant additional impacts on our business, results of operations, financial condition and prospects.

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

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PDP and we plan to continue to study the use of pimavanserin in multiple disease states. For example, we believe dementia-related psychosis (DRP), represents one of our most important opportunities for further development. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of DRP, would be stopped early as part of a planned interim efficacy analysis for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo. In December 2019, we announced top-line results from the HARMONY study in connection with a presentation at the 12th Clinical Trials on Alzheimer’s Disease (CTAD) Meeting. Pimavanserin met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). In addition, pimavanserin met the key secondary endpoint in the study by significantly reducing the risk of discontinuation of any reason by 2.2 fold (HR = 0.452; one-sided p=0.0024). Pimavanserin was well-tolerated over the entire nine-month study duration. Patients receiving pimavanserin treatment had no worsening in cognition or motor symptoms from baseline. In June 2020, we submitted to the FDA a supplemental New Drug Application (sNDA) for NUPLAZID for the treatment of hallucinations and delusions associated with DRP. In July 2020 the FDA notified us of their filing of our sNDA with a Prescription Drug User Fee Act (PDUFA) target action date of April 3, 2021. In April, 2021 the FDA issued a complete response letter (CRL) indicating that it had completed its review of the sNDA and determined that the application could not be approved in its present form. Despite prior agreements with the FDA’s Division of Psychiatry regarding the pivotal Phase 3 HARMONY study design targeting a broad DRP patient population analyzed as a single group, the Division, in the CRL, cited a lack of statistical significance in some of the subgroups of dementia, and insufficient numbers of patients with certain less common dementia subtypes as lack of substantial evidence of effectiveness to support approval. We plan to meet with the FDA to address the CRL and determine potential next steps toward approval of pimavanserin in DRP. An estimated 8.0 million people in the United States are living with dementia, and studies suggest that approximately 30% of dementia patients, or 2.4 million people, have psychosis, commonly consisting of delusions and hallucinations. Approximately 1.2 million patients in the United States are currently treated for DRP. In the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation for pimavanserin for the treatment of DRP.

Schizophrenia remains a disease area with high unmet need and we are currently exploring the utility of pimavanserin in this area. Specifically, we are evaluating pimavanserin as an adjunctive treatment for negative symptoms of schizophrenia, for which there are currently no FDA-approved therapies. Negative symptoms of schizophrenia have been associated with poor long-term outcomes and disability even when the positive symptoms are well controlled, representing a high unmet need. In November 2019, we announced positive top-line results from our Phase 2 ADVANCE study that evaluated the efficacy of adjunctive pimavaserin compared to placebo in 403 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. Pimavanserin demonstrated a statistically significant improvement on the study’s primary endpoint, the change from baseline to week 26 on the Negative Symptom Assessment-16 (NSA-16) total score compared to placebo (p=0.043). A greater improvement in the NSA-16 total score compared to placebo was observed in patients who received the highest pimavanserin dose of 34 mg (n=107; unadjusted p=0.0065). 53.8% of patients who were randomized to receive pimavanserin completed the trial on 34 mg, 44.7% on 20 mg, and 1.5% on 10 mg. In the study, pimavanserin did not separate from placebo on the key secondary endpoint, the Personal and Social Performance (PSP), scale. In the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 study is evaluating the efficacy of pimavanserin 34 mg once daily compared to placebo in approximately 386 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment.

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

In August 2020, we entered into a Merger Agreement with CerSci. The lead product candidate, ACP-044, is a novel, potentially first-in-class, orally administered, peripherally-restricted, non-opioid analgesic being evaluated for the treatment of pain. The mechanism of action is designed to interrupt multiple pain pathways and sensitization of neurons to pain, by accelerating the decomposition of peroxynitrite, a nitroxidative agent elevated following tissue injury. In addition, through the acquisition, we obtained a portfolio of preclinical stage molecules, including brain penetrant compounds, with potential for symptomatic and disease modifying utility in neurodegenerative diseases. ACP-044 has shown promising results in animal models evaluating incisional, inflammatory, and neuropathic pain, as well as favorable tolerability and pharmacokinetic properties in Phase 1 trials. In March, 2021 we initiated a Phase 2 study evaluating ACP-044 for the treatment of postoperative pain following bunionectomy surgery. In addition, we plan to initiate a Phase 2 study evaluating ACP-044 for the treatment of pain associated with osteoarthritis in the second quarter of 2021.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of March 31, 2021, we had an accumulated deficit of $2.1 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PDP in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PDP, including schizophrenia. In April 2021, the FDA issued a CRL in response to our sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with DRP. At this time, due to the risks in the regulatory and approval processes, we are unable to estimate with any certainty the costs we will incur for the continued development of pimavanserin for DRP, including work necessary to support a resubmission of the sNDA. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies. We expect to incur increased research and development expenses as a result of our development of trofinetide under the exclusive North American license granted to us by Neuren, including the costs of the Phase 3 LAVENDER study and a long-term extension study. We also expect to incur increased research and development expenses as a result of our recently executed exclusive worldwide license agreement for the M1 PAM program, including ACP-319, and the research collaboration with Vanderbilt University, as well as our recent acquisition of CerSci and its ACP-044 product candidate and preclinical programs. We currently are responsible for all costs incurred in the development of trofinetide, ACP-044, ACP-319 and the M1 PAM program, as well as milestone payments subject to achievement of development milestones.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, ACP-044 and ACP-319. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other early stage programs. The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Costs of external service providers:
NUPLAZID (pimavanserin)	$17,762	$28,994
Trofinetide	7,958	9,633
Early stage programs	4,668	1,620
Upfront and milestone payments*	5,000	10,000
Subtotal	35,388	50,247
Internal costs	16,755	13,932
Stock-based compensation	4,830	8,457
Total research and development	$56,973	$72,636

_____________________

*	Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PDP, at this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing or additional development of pimavanserin in additional indications, including those within DRP and schizophrenia, and the development of trofinetide, ACP-044, ACP-319 and the M1 PAM program. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PDP, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and other related costs, including stock-based compensation expense, for our commercial personnel, including our specialty sales force, our medical education professionals, and our personnel serving in executive, finance, business development, and business operations functions. Also included in selling, general and administrative expenses are fees paid to external service providers to support our commercial activities associated with NUPLAZID, professional fees associated with legal and accounting services, costs associated with patents and patent applications for our intellectual property and charitable donations to independent charitable foundations that support Parkinson’s disease patients generally. We expect our selling, general and administrative expenses to increase in future periods to support commercial activities associated with NUPLAZID and our further development of pimavanserin in additional indications other than PDP.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates since December 31, 2020. For a description of our critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

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

Comparison of the Three Months Ended March 31, 2021 and 2020

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $106.6 million and $90.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase in net product sales of $16.5 million was primarily due to growth in NUPLAZID unit sales of approximately 4% in the three months ended March 31, 2021 as compared to the same period in 2020. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2021 compared to 2020.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2021 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2020	$4,221	$(152)	$14,116	$18,185
Provision related to current period sales	15,767	578	21,187	37,532
Credits/payments for current period sales	(10,824)	(192)	—	(11,016)
Credits/payments for prior period sales	(4,221)	152	(11,417)	(15,486)
Balance as of March 31, 2021	$4,943	$386	$23,886	$29,215

Cost of Product Sales

Cost of product sales was $2.2 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively, or approximately 2% and 3% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the three months ended March 31, 2021 as compared to the same period in 2020 due primarily to a higher average selling price for NUPLAZID in the current period.

License Fees and Royalties

License fees and royalties were $2.5 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses decreased to $57.0 million for the three months ended March 31, 2021, including $4.8 million in stock-based compensation expense, from $72.6 million for the three months ended March 31, 2020, including $8.5 million in stock-based compensation expense. The decrease in research and development expenses was mainly due to the $10.0 million upfront payment to Vanderbilt University for the M1 PAM program incurred during the three months ended March 31, 2020 and decreased costs associated with the cessation of development of pimavanserin for major depressive disorder.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $111.7 million for the three months ended March 31, 2021, including $8.2 million in stock-based compensation expense, from $102.0 million for the three months ended March 31, 2020, including $13.0 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to increased costs associated with preparations for the potential DRP launch, partially offset by a decrease in stock-based compensation expense.

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

•	the costs of our development activities for trofinetide;
•	the costs of our development activities for ACP-044;
•	the costs of our development activities for ACP-319;
•	the costs of our development activities for the M1 PAM program;
•	the costs of commercializing NUPLAZID, including the maintenance and development of our sales and marketing capabilities;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the amount of U.S. product sales from NUPLAZID;
•

the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the U.S., and in additional indications other than PDP and for other product candidates, as well as the costs required to support review of such applications;

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

We have invested a substantial portion of our available cash in money market funds, U.S. treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruptions in the credit markets that have occurred in the past. However, if there are future disruptions in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected.

At March 31, 2021, we had $577.8 million in cash, cash equivalents, and investment securities, compared to $632.0 million at December 31, 2020. This $54.2 million decrease was primarily due to cash used in operating activities. Net cash used in operating activities increased to $60.1 million for the three months ended March 31, 2021 compared to $49.0 million for the three months ended March 31, 2020. This increase in cash used in operations was primarily due to an increased payment of accrued liabilities and increase in selling, general and administrative expense, partially offset by increased net revenues.

Net cash provided by investing activities totaled $30.9 million for the three months ended March 31, 2021 compared to net cash provided by investing activities of $29.6 million for the three months ended March 31, 2020. The increase in net cash provided by investing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to increased net maturities of investment securities.

Net cash provided by financing activities increased to $7.7 million for the three months ended March 31, 2021 compared to $3.8 million for the three months ended March 31, 2020. This increase in net cash provided by financing activities for the three months ended March 31, 2021 was attributable primarily to an increase in proceeds resulting from the exercise of employee stock options.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one years. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. Acadia Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against us and certain of our current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re Acadia Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019. On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint. On July 16, 2020, lead plaintiff filed the amended complaint. Defendants filed a motion to dismiss the amended complaint on August 28, 2020. Lead plaintiff opposed the motion on September 15, 2020. Defendants’ reply in support of the motion to dismiss was filed on November 11, 2020. On March 29, 2021, the Court granted the defendants’ motion to dismiss with leave to amend. On April 16, 2021, lead plaintiff filed a third amended complaint. On April 20, 2021, the Court entered a schedule for filing and briefing a motion to dismiss the third amended complaint. The defendants’ motion to dismiss the third amended complaint is due on May 31, 2021. The plaintiff’s opposition to the motion is due on July 12, 2021. The defendants’ reply in support of the motion is due on August 11, 2021. The motion is set to be heard on October 1, 2021.

On February 7, 2020, a purported company stockholder filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against our directors and certain of our current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On September 9, 2020, the Court substituted plaintiffs and re-captioned the case Shumacher v. Davis et al., Case No. 20-cv-0238. On June 23, 2020, a second derivative complaint (captioned Lazarus v. Davis et al., Case No. 20-cv-0843) was filed in the U.S. District Court for the District of Delaware. On September 9, 2020, the Court transferred the Lazarus case to the U.S. District Court for the Southern District of California and re-captioned the case Lazarus v. Davis et al., Case No. 20-cv-1774. On January 15, 2021, the Court consolidated the cases under the name In re ACADIA Pharmaceuticals Inc. Stockholder Derivative Litigation, Case No. 20-cv-0238, appointed lead counsel for the plaintiffs, and designated the complaint in the Shumacher case as the operative complaint. The consolidated case is stayed until the defendants in the federal securities class action answer, or the federal securities class action is dismissed with prejudice and all appeals are exhausted, or any party to the stipulation to stay gives 15 days’ written notice that it no longer consents to the voluntary stay.

On July 24, 2020, we filed complaints against (i) Aurobindo Pharma Limited and its affiliate Aurobindo Pharma USA, Inc. and (ii) Teva Pharmaceuticals USA, Inc. and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, we filed complaints against (i) Hetero Labs Limited and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., (ii) MSN Laboratories Private Ltd. and its affiliate MSN Pharmaceuticals, Inc., and (iii) Zydus Pharmaceuticals (USA) Inc. and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the U.S. District Court for the District of Delaware, allege infringement of certain of our Orange Book-listed patents covering NUPLAZID. The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, we filed our answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 21, 2020, we filed our answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On October 26, 2020, we filed our answer to Hetero’s counterclaims. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On November 5, 2020, we filed our first amended complaint against MSN in the U.S. District Court for the District of Delaware, alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID. On November 19, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On December 10, 2020, we filed our answer to MSN’s counterclaims. On November 2, 2020, Zydus filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On November 23, 2020, we filed our answer to Zydus’s counterclaims. On December 8, 2020, the parties’ joint proposed scheduling order was entered by Judge Andrews. On April 7, 2021, we filed our first amended complaints against Hetero and Teva and our second amended complaint against Hetero, to include an additional Orange Book-listed patent covering NUPLAZID. On April 8, 2021, we filed our first amended complaint against Zydus and on April 9, 2021, we filed our first amended complaint against Aurobindo. On April 20, 2021, MSN filed its answer, affirmative defenses, and counterclaims to our second amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On April 21, 2021, Teva filed its answer, affirmative defenses, and counterclaims to our first amended complaint, seeking declaratory judgments of noninfringement and invalidity. On April 22, 2021, Zydus filed its answer, affirmative defenses, and counterclaims to our first amended complaint, seeking declaratory judgments of noninfringement and invalidity. A joint trial in the matters is scheduled for May 15, 2023.

We entered into an agreement effective April 22, 2021 with Hetero settling all claims and counterclaims in the litigation. The agreement allows Hetero to launch its generic pimavanserin product on July 27, 2038, subject to certain triggers for earlier launch. The Hetero case was dismissed by joint agreement on May 3, 2021.

On April 19, 2021, a purported Company stockholder filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against us and certain of our current executive officers. The complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA unlikely to approve the sNDA in its current form. The complaints seek unspecified monetary damages and other relief.

We currently believe that none of the foregoing claims or actions pending against us as of March 31, 2021 is likely to have, individually or in the aggregate, a material adverse effect on our business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters. We are unable to estimate possible losses or ranges of losses that may result from these matters, and therefore we have not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

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

In addition, our business could be adversely affected by the effects of public health threats, including the COVID-19 pandemic. During the first quarter of 2021, sales of NUPLAZID were negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits and a further decline in census at long-term care facilities. The impacts and pace of recovery resulting from the pandemic are difficult to predict at this time, and no assurances can be given that the pandemic will not have significant additional impacts on our business, results of operations, financial condition and prospects.

If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of pimavanserin for other indications in addition to treatment of PDP in the U.S., or for any indication in foreign jurisdictions, or regulatory approval of trofinetide for Rett syndrome, we will not be able to market pimavanserin for other indications in the U.S. or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.*

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PDP does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. For example, following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. In July 2020 the FDA notified us of its filing of our sNDA with a filing date of August 2, 2020 and a PDUFA target action date of April 3, 2021. As part of its filing communication, the FDA advised us that it had not identified any potential review issues at that point in its evaluation and at that time was not planning to hold an Advisory Committee meeting. On March 3, 2021, we received a notification from the FDA stating that it had identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments. The notification did not specify the deficiencies identified by the FDA. On April 2, 2021, we received a CRL from the FDA, indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In the CRL, the FDA cited a lack of statistical significance in some of the subgroups of dementia, and insufficient numbers of patients with certain less common dementia subtypes as lack of substantial evidence of effectiveness to support approval. We plan to meet with the FDA to address the CRL and determine potential next steps toward approval of pimavanserin in DRP. In light of these developments, it is currently unclear when, or whether, approval of pimavanserin in DRP can be obtained. Depending on the outcome of our future discussions with the FDA, we could be required to conduct additional costly and time-consuming clinical trials or other studies to support a subsequent request for approval in DRP, or to forego further development of pimavanserin in DRP, which could substantially delay or prevent approval of pimavanserin in DRP or limit our market opportunity in that indication.

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

We employ our own internal specialty sales force to commercialize NUPLAZID for the treatment of PDP as part of our commercialization strategy in the U.S. We will need to refine and further develop our sales force as we continue our commercialization efforts, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully refine and further develop our sales force. If we receive marketing approval for pimavanserin in DRP, we will need to increase our U.S. sales force significantly, and expand our commercial, medical affairs and general and administrative support functions to support commercialization for that indication.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PDP, an indication for which no other FDA-approved pharmaceutical treatment currently exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Additionally, although we did not see a material impact on NUPLAZID net sales for the year ended December 31, 2020 due to the COVID-19 pandemic, we have seen a negative impact in the first quarter of 2021, and the ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PDP, the rate of diagnosis of PDP, the prevalence and rate of hallucinations and delusions in patients diagnosed with PDP, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PDP, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PDP, instead of NUPLAZID. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PDP, issues may arise with respect to patient adherence and compliance rates. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it.

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

There is no guarantee that future studies with pimavanserin will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced successful results from the Phase 3 -020 Study of pimavanserin for PDP. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with AD Psychosis, those results may not be predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PDP, such as in DRP and schizophrenia. However, prior to the Phase 3 HARMONY study that we initiated in the fourth quarter of 2017, which was stopped early for efficacy in September 2019, we had never tested pimavanserin in clinical studies where the primary outcome was for the broad indication of DRP, and prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other studies that we had with the -020 Study, the HARMONY study and the ADVANCE study. For example, in July 2020 we announced top-line results from the Phase 3 CLARITY study evaluating pimavanserin as an adjunctive treatment with SSRI/SNRI drugs in MDD. In this study pimavanserin did not achieve statistical significance on the primary endpoint. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PDP or for other indications will be positive.

If we do not successfully complete additional development of NUPLAZID, we will be unable to market and sell NUPLAZID or products derived from it for indications other than the treatment of hallucinations and delusions associated with PDP, or to generate related product revenues.

We are solely responsible for the development and commercialization of pimavanserin.*

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. We are currently undertaking ongoing development work for pimavanserin, including clinical trials of pimavanserin for indications other than in PDP. In the event of approval for additional indications, we would need to add significant resources, and possibly raise additional capital, in order to further commercialize pimavanserin, and to conduct the necessary sales and marketing activities, and to conduct further development activities. Our current strategy is to continue to commercialize NUPLAZID for the treatment of hallucinations and delusions associated with PDP in the U.S. using our specialty sales force focused primarily on neurologists, a small group of psychiatrists, and pharmacists and physicians in long-term care facilities who treat PDP patients. If we receive marketing approval for pimavanserin in DRP, we will need to increase our U.S. sales force significantly, and expand our commercial, medical affairs and general and administrative support functions in connection with commercializing pimavanserin in DRP. In addition, if we are approved to commercialize NUPLAZID in markets outside of the U.S., we may need to establish one or more strategic alliances in the future for that purpose. Without future additional resources or collaboration partners in the U.S. and abroad, we might not be able to realize the full value of NUPLAZID.

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

In addition, based on positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin as an adjunctive treatment for MDD, we initiated our Phase 3 CLARITY program, consisting of two Phase 3 studies, CLARITY-2 and CLARITY-3, evaluating pimavanserin as an adjunctive treatment with SSRI/SNRI drugs for MDD. Despite the positive results observed in the Phase 2 CLARITY study, our Phase 3 CLARITY study, did not achieve statistical significance on the primary endpoint. In July 2019, we announced top-line results from the Phase 3 ENHANCE study evaluating pimavanserin as a treatment in inadequate response schizophrenia. In this study pimavanserin did not achieve statistical significance on either the primary endpoint or the key secondary endpoint.

Following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. In July 2020 the FDA advised us that it had not identified any potential review issues at that point in its evaluation. On April 2, 2021, we received a CRL indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In the CRL, the FDA cited a lack of statistical significance in some of the subgroups of dementia, and insufficient numbers of patients with certain less common dementia subtypes as lack of substantial evidence of effectiveness to support approval. While we plan to meet with the FDA to address the CRL and determine potential next steps towards approval of pimavanserin in DRP, it is currently unclear when, or whether, approval of pimavanserin in DRP can be obtained. Depending on the outcome of our future discussions with the FDA, we could be required to conduct additional costly and time-consuming clinical trials or other studies to support a subsequent request for approval in DRP, or to forego further development of pimavanserin in DRP, any of which could substantially delay or prevent approval of pimavanserin in DRP or limit our market opportunity in that indication.

We may plan and conduct additional studies in the future, and have initiated the Phase 3 LAVENDER study of trofinetide in Rett syndrome in October 2019 and the Phase 3 ADVANCE-2 study of pimavanserin in negative symptoms of schizophrenia.

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

We have recently increased the size of our organization, and if we receive approval of NUPLAZID in additional indications, including DRP, we would need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of March 31, 2021, we employed approximately 640 employees. Although we have already added several capabilities, we will need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize NUPLAZID and any other product candidates that receive regulatory approval and to compete effectively will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize NUPLAZID, we will need to support the training and ongoing activities of our sales force and expect to need to expand the size of our employee base for managerial, operational, financial, and other resources. In addition, if we receive regulatory approval for pimavanserin for the treatment of DRP, we would need to increase our U.S. sales force and additional functions significantly to support a commercial launch in DRP. In light of the FDA’s recent actions regarding our sNDA, however, and the resulting uncertainty as to the timing of such commercial launch, we may need to re-evaluate both current staffing levels and future hiring plans. To that end, we must be able to:

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

We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2021, we had an accumulated deficit of approximately $2.1 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidate opportunities.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $577.8 million at March 31, 2021. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•

the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID, and other research and development programs;

•	the costs of our development activities for trofinetide, ACP-044, ACP-319 and the M1 PAM program and any other product candidates;
•	the costs of commercializing NUPLAZID, including the maintenance and development of our sales and marketing capabilities;
•	the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•	the amount of U.S. product sales from NUPLAZID;
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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cut and Jobs Act of 2017 (2017 Tax Act) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act could be repealed or modified in future legislation. For example, the CARES Act, modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Public health threats, including the current global COVID-19 pandemic have impacted our clinical trials and could have an adverse effect on our operations and financial results, or may cause us to modify or suspend our financial guidance.*

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. The rapid global spread of COVID-19 has had a major impact on the financial markets, the global economy and the economies of particular countries or regions, and led to travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders imposed by authorities and the extended shutdown of certain non-essential businesses in the U.S. throughout the world, including in countries where we have planned or active clinical trials. In an effort to protect the health and safety of our employees, we adopted recommended policies applicable to office-based employees as well as our field-based commercial and medical affairs personnel, such as working from home, limiting employees to essential on-site work only, and suspending business travel. The effects and duration of such measures could have a material adverse impact on our business, results of operations, financial condition and prospects.

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

In addition, our business could be adversely affected by the effects of public health threats, including the COVID-19 pandemic. During the first quarter of 2021, sales of NUPLAZID were negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits and a further decline in census at long-term care facilities. The impacts and pace of recovery resulting from the pandemic are difficult to predict at this time, and no assurances can be given that the pandemic will not have significant additional impacts on our business, results of operations, financial condition and prospects.

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

We have contracted with Patheon Pharmaceuticals Inc. to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product for commercial use in the U.S. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S. Additionally, we have contracted with Siegfried AG to manufacture active pharmaceutical ingredient (API), to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API, and we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. While we currently have sufficient pimavanserin API and NUPLAZID finished product on hand to continue our commercial and clinical operations as planned, depending on the length of the COVID-19 pandemic and whether further disruptions occur, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from the COVID-19 outbreak, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute NUPLAZID for commercial sales and our product candidates for our clinical trials and research and development operations. Additionally, if NUPLAZID is approved for commercial sale in jurisdictions outside the U.S., we will need to contract with a third party to manufacture such products for commercial sale in the U.S. and/or in such other jurisdictions.

We have contracted with manufacturers to produce clinical supplies of trofinetide to support the development program.  If trofinetide or any other product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to contract with a third party to manufacture such products for commercial sale in the U.S. and/or in such other jurisdictions.

Even though we have agreements with Patheon for the manufacture of NUPLAZID 10 mg tablet and agreements with Patheon and another manufacturer for the manufacture of 34 mg capsule drug product, and with Siegfried for the manufacture of NUPLAZID API for commercial use, and even if we successfully enter into long-term agreements with other manufacturers, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. Presently, we have only one supplier of API, two suppliers for the 34 mg capsule and one supplier for the 10mg tablet of NUPLAZID. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market NUPLAZID or trofinetide or any other product candidates. While we believe that there will be alternative sources available to manufacture NUPLAZID and trofinetide and any other product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

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

The manufacture of pharmaceutical products requires significant capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of NUPLAZID or trofinetide or any other product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize NUPLAZID in the U.S., or provide trofinetide or any other product candidates to patients in clinical trials, would be jeopardized. Any delay or interruption in our ability to meet commercial demand for NUPLAZID and any other approved products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.*

Our commercial success depends on obtaining and maintaining intellectual property rights to our products and product candidates, including NUPLAZID, and technologies, as well as successfully defending these rights against third-party challenges. Successful challenges to, or misappropriation of, our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and contracts requiring confidentiality and nondisclosure. If our patents are successfully challenged, we may face generic competition prior to the expiration dates of our U.S. Orange Book listed patents. In June 2020, Aurobindo Pharma Limited (Aurobindo), Hetero Labs Limited (Hetero), MSN Laboratories Private Ltd. (MSN Labs), Teva Pharmaceuticals USA, Inc. (Teva) and Zydus Pharmaceuticals (USA) Inc. (Zydus) notified us that they had filed an Abbreviated New Drug Application (ANDA) with the FDA for generic versions of NUPLAZID, seeking approval prior to the expiration of our patents. On July 24, 2020, we filed complaints against Aurobindo and its affiliate Aurobindo Pharma USA, Inc. and Teva and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, we filed complaints against Hetero and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., MSN Labs and its affiliate MSN Pharmaceuticals, Inc., and Zydus and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the U.S. District Court for the District of Delaware, allege infringement of certain of our Orange Book-listed patents covering NUPLAZID. The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, we filed our answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On October 26, 2020, we filed our answer to Hetero’s counterclaims. On September 21, 2020, we filed our answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On November 5, 2020, we filed our first amended complaint against MSN in the U.S. District Court for the District of Delaware, alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID. On November 19, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On December 10, 2020, we filed our answer to MSN’s counterclaims. On November 2, 2020, Zydus filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On November 23, 2020, we filed our answer to Zydus’s counterclaims. On December 8, 2020, the parties’ joint proposed scheduling order was entered by Judge Andrews.  A joint trial in the matters is scheduled for May 15, 2023. On April 7, 2021, we filed our first amended complaints against Hetero and Teva and our second amended complaint against Hetero, to include an additional Orange Book-listed patent covering NUPLAZID. On April 8, 2021, we filed our first amended complaint against Zydus and on April 9, 2021, we filed our first amended complaint against Aurobindo. On April 20, 2021, MSN filed its answer, affirmative defenses, and counterclaims to our second amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On April 21, 2021, Teva filed its answer, affirmative defenses, and counterclaims to our first amended complaint, seeking declaratory judgments of noninfringement and invalidity. On April 22, 2021, Zydus filed its answer, affirmative defenses, and counterclaims to our first amended complaint, seeking declaratory judgments of noninfringement and invalidity. We entered into an agreement effective April 22, 2021 with Hetero settling all claims and counterclaims in the litigation. The agreement allows Hetero to launch its generic pimavanserin product on July 27, 2038, subject to certain triggers for earlier launch. The Hetero case was dismissed by joint agreement on May 3, 2021. While we intend to defend the validity of such patents vigorously, and will seek to use all appropriate methods to prevent their infringement, such efforts are expensive and time consuming. Any substantial decrease in the revenue and income derived from NUPLAZID would have an adverse effect on our results of operations.

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

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. There have been legal and political challenges to certain aspects of the ACA. For example, former President Trump signed several executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. The 2017 Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and also increased the percentage that a drug manufacturer must discount the cost of prescription drugs from 50% to 70%. Given that the current patient population for NUPLAZID is primarily Medicare beneficiaries, accelerating the closure of the coverage gap and the increase in the discount that must be paid, could have a significant impact on the Company’s business in 2021 and beyond. On December 14, 2018, a federal judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the U.S. since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of former President Trump’s importation executive order announced in July 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2031. In addition, on November 20, 2020, the Centers for Medicare and Medicaid Services (CMS) issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval. It is also possible that additional governmental action may be taken in response to the COVID-19 pandemic.

We are subject, directly and indirectly, to federal, state and foreign healthcare and data protection laws and regulations, including healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Our operations are directly, and indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act, and physician payment sunshine laws and regulations. These laws may impact, among other things, our clinical research, sales, marketing, grants, charitable donations, and education programs and constrain the business or financial arrangements with healthcare providers, physicians, charitable foundations that support Parkinson’s disease patients generally, and other parties that have the ability to directly or indirectly influence the prescribing, ordering, marketing, or distribution of our products for which we obtain marketing approval. In addition, we and any potential future collaborators, partners or service providers are subject to data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

•

HIPAA, and its implementing regulations, and as amended again by the Final HIPAA Omnibus Rule, Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under the Health Information Technology for Economic and Clinical Health Act (HITECH) and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates, individuals or entities that perform certain services involving the use or disclosure of individually identifiable health information on behalf of a covered entity and their subcontractors that use, disclose or otherwise process individually identifiable health information;

•	the U.S. Federal Food, Drug and Cosmetic Act (FDCA), which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractorsunder such law), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its payments and other transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the success of our commercialization of NUPLAZID in the U.S. for the treatment of hallucinations and delusions associated with PDP;

•	the status and cost of our post-marketing commitments for NUPLAZID;
•	the status and cost of development and commercialization of pimavanserin for indications other than in PDP, including DRP, and in jurisdictions other than the U.S.;
•	the status and cost of development and commercialization of our product candidates, including compounds being developed under our collaborations;
•	whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates or products;
•	any other communications or guidance from the FDA or other regulatory authorities that pertain to NUPLAZID or our product candidates;
•	the initiation, termination, or reduction in the scope of our collaborations or any disputes or developments regarding our collaborations;
•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;
•	announcements of technological innovations, new products, or other material events by our competitors or us, including any new products that we may acquire or in-license;
•	disputes or other developments concerning our proprietary and intellectual property rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
•	our failure to meet applicable Nasdaq listing standards and the possible delisting of our common stock from the Nasdaq Stock Market;
•	additions or departures of key personnel;
•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as blogs and chat rooms;
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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, we, and certain of our current and former officers and directors, are subject to numerous lawsuits related to prior statements about NUPLAZID and our sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with DRP, as described above in “Legal Proceedings”. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed February 24, 2021).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2

Form of Amended and Restated Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed on February 27, 2019).

10.1*	Master Manufacturing Services Agreement and Product Agreement, dated August 3, 2015, by and between the Registrant and Patheon Pharmaceuticals Inc.

10.2*	First Amendment to Product Agreement, dated April 25, 2016, by and between the Registrant and Patheon Pharmaceuticals Inc.

10.3*	Second Amendment to Product Agreement, dated October 6, 2016, by and between the Registrant and Patheon Pharmaceuticals Inc.

10.4*	Third Amendment to Product Agreement, dated December 11, 2017, by and between the Registrant and Patheon Pharmaceuticals Inc.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 5, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_______________________

*     Certain portions of this exhibit (indicated by asterisks) have been excluded pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: May 5, 2021	By:	/s/ Elena Ridloff
Elena Ridloff
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)