Form 10-Q
period 2021-06-30
ACADIA PHARMACEUTICALS INC
filed 2021-08-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on July 28, 2021:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	160,643,284

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$266,956	$326,028
Investment securities, available-for-sale	289,962	305,930
Accounts receivable, net	51,367	48,247
Interest and other receivables	453	2,035
Inventory	10,786	9,682
Prepaid expenses	26,206	25,694
Total current assets	645,730	717,616
Property and equipment, net	9,197	9,161
Operating lease right-of-use assets	61,371	47,283
Intangible assets, net	369	1,108
Restricted cash	5,770	5,770
Other assets	1,992	1,678
Total assets	$724,429	$782,616
Liabilities and stockholders’ equity
Accounts payable	$9,065	$8,493
Accrued liabilities	86,263	97,474
Total current liabilities	95,328	105,967
Operating lease liabilities	59,134	44,460
Other long-term liabilities	5,129	5,180
Total liabilities	159,591	155,607
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at June 30, 2021 and December 31, 2020; 160,622,745 shares and 159,637,771 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	16	16
Additional paid-in capital	2,660,809	2,612,663
Accumulated deficit	(2,096,025)	(1,985,706)
Accumulated other comprehensive income	38	36
Total stockholders’ equity	564,838	627,009
Total liabilities and stockholders’ equity	$724,429	$782,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Product sales, net	$115,221	$110,103	$221,775	$200,171
Total revenues	115,221	110,103	221,775	200,171
Operating expenses
Cost of product sales	2,526	2,899	4,711	5,698
License fees and royalties	2,680	2,575	5,187	4,750
Research and development	56,935	64,295	113,908	136,931
Selling, general and administrative	96,789	84,344	208,450	186,317
Total operating expenses	158,930	154,113	332,256	333,696
Loss from operations	(43,709)	(44,010)	(110,481)	(133,525)
Interest income, net	133	1,825	333	4,814
Other income (expense)	178	437	323	(1,060)
Loss before income taxes	(43,398)	(41,748)	(109,825)	(129,771)
Income tax expense	473	393	494	393
Net loss	$(43,871)	$(42,141)	$(110,319)	$(130,164)
Net loss per common share, basic and diluted	$(0.27)	$(0.27)	$(0.69)	$(0.83)
Weighted average common shares outstanding, basic and diluted	160,421	156,535	160,217	155,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(43,871)	$(42,141)	$(110,319)	$(130,164)
Other comprehensive income:
Unrealized gain (loss) on investment securities	5	(43)	(1)	1,183
Foreign currency translation adjustments	(1)	(2)	3	—
Comprehensive loss	$(43,867)	$(42,186)	$(110,317)	$(128,981)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(110,319)	$(130,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	35,189	41,855
Amortization of premiums and accretion of discounts on investment securities	1,176	481
Amortization of intangible assets	739	739
(Gain) loss on strategic investment	(323)	1,060
Depreciation	1,085	648
Changes in operating assets and liabilities:
Accounts receivable, net	(3,120)	(8,004)
Interest and other receivables	1,582	(250)
Inventory	(878)	(20)
Prepaid expenses	(512)	(6,240)
Operating lease right-of-use assets	3,289	2,025
Other assets	9	66
Accounts payable	572	(756)
Accrued liabilities	(11,331)	11,853
Operating lease liabilities	(2,583)	(862)
Long-term liabilities	(51)	1,684
Net cash used in operating activities	(85,476)	(85,885)
Cash flows from investing activities
Purchases of investment securities	(202,526)	(100,813)
Maturities of investment securities	217,317	261,153
Purchases of property and equipment	(1,121)	(3,867)
Net cash provided by investing activities	13,670	156,473
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	12,731	51,155
Net cash provided by financing activities	12,731	51,155
Effect of exchange rate changes on cash	3	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(59,072)	121,744
Cash, cash equivalents and restricted cash
Beginning of period	331,798	194,467
End of period	$272,726	$316,211
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$—	$288

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total stockholders’ equity, beginning balances	$581,606	$638,382	$627,009	$699,135
Common stock:
Beginning balance	16	15	16	15
Ending balance	16	15	16	15
Additional paid-in capital:
Beginning balance	2,633,710	2,428,987	2,612,663	2,402,945
Issuance of common stock from exercise of stock options and units	1,268	43,431	8,994	47,185
Issuance of common stock pursuant to employee stock purchase plan	3,737	3,970	3,737	3,970
Stock-based compensation	22,094	19,416	35,415	41,704
Ending balance	2,660,809	2,495,804	2,660,809	2,495,804
Accumulated deficit:
Beginning balance	(2,052,154)	(1,792,145)	(1,985,706)	(1,704,122)
Net loss	(43,871)	(42,141)	(110,319)	(130,164)
Ending balance	(2,096,025)	(1,834,286)	(2,096,025)	(1,834,286)
Other comprehensive income (loss):
Beginning balance	34	1,525	36	297
Other comprehensive (loss) income	4	(45)	2	1,183
Ending balance	38	1,480	38	1,480

Total stockholders’ equity, ending balances	$564,838	$663,013	$564,838	$663,013

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

Risk and Uncertainties

The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and has adversely impacted the Company’s business. Sales of NUPLAZID in the first half of 2021 were negatively impacted by ongoing conditions related to the COVID-19 pandemic. At this time the Company cannot predict the magnitude of the pandemic or the full impact that it may have on the Company’s financial condition, operations, suppliers, and workforce.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$326,028	$266,956	$189,680	$310,441
Restricted cash	5,770	5,770	4,787	5,770
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$331,798	$272,726	$194,467	$316,211

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of June 30, 2021 the Company determined that an allowance for credit loss was not required.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million and $0.7 million for each of the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, estimated future amortization expense related to the Company’s intangible asset was $0.4 million for the remainder of 2021.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, Commitments and Contingencies, are expensed to license fees and royalties as revenue from product sales is recognized.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at June 30, 2021 and 2020, stock options, employee stock purchase plan rights, restricted stock units, and warrants totaling approximately 19,489,000 shares and 19,930,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of product sales	$423	$743	$586	$1,592
Research and development	7,319	7,235	12,149	15,692
Selling, general and administrative	14,263	11,529	22,454	24,571
	$22,005	$19,507	$35,189	$41,855

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires the Company to make a number of assumptions including the estimated expected life of the award and related volatility. The fair value of restricted stock units is estimated based on the market price of the Company’s common stock on the date of grant. The estimated fair values of stock options, purchase plan rights, and restricted stock units are then expensed over the vesting period. Performance-based stock awards vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these performance-based stock awards is generally recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable. During the six months ended June 30, 2021, the Company had a change in estimate related to the achievement of certain performance-based criteria for performance-based stock awards which resulted in a reduction in stock-based compensation expenses by approximately $6.1 million.

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$2,094	$1,453
Work in process	7,188	6,367
Raw material	1,504	1,862
	$10,786	$9,682

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation and benefits	$21,291	$25,811
Accrued research and development services	20,940	28,380
Accrued consulting and professional fees	15,952	18,969
Accrued sales allowances	12,512	14,115
Current portion of lease liabilities	7,521	5,087
Current portion of accrued branded prescription drug fees	5,203	1,845
Other	2,844	3,267
	$86,263	$97,474

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gains		Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$99,470	$11		$(1)	$99,480
Government sponsored enterprise securities	20,002	—	*	(1)	20,001
Municipal bonds	6,618	—		(3)	6,615
Commercial paper	163,843	26		(3)	163,866
	$289,933	$37		$(8)	$289,962

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses		Estimated Fair Value
U.S. Treasury notes	$205,111	$6	$(27)		$205,090
Government sponsored enterprise securities	10,004	—	(5)		9,999
Corporate debt securities	52,341	47	—	*	52,388
Commercial paper	38,443	21	(11)		38,453
	$305,899	$74	$(43)		$305,930

_______________________

*	Unrealized gain or loss was less than $500.

The Company has classified all of its available-for-sale investment securities as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. The Company has classified all equity securities as other assets on its consolidated balance sheets.

At June 30, 2021 and December 31, 2020, the Company had 14 and 24 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months			12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2021
U.S. Treasury notes	$5,052	$(1)		$—	$—	$5,052	$(1)
Government sponsored enterprise securities	15,002	(1)		—	—	15,002	(1)
Municipal bonds	6,618	(3)		—	—	6,618	(3)
Commercial paper	22,480	(3)		—	—	22,480	(3)
Total	$49,152	$(8)		$—	$—	$49,152	$(8)

	Less Than 12 Months			12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2020:
U.S. Treasury notes	$129,631	$(27)		$—	$—	$129,631	$(27)
Government sponsored enterprise securities	10,004	(5)		—	—	10,004	(5)
Corporate debt securities	6,252	—	*	—	—	6,252	—	*
Commercial paper	23,466	(11)		—	—	23,466	(11)
Total	$169,353	$(43)		$—	$—	$169,353	$(43)

_______________________

*	Unrealized loss was less than $500.

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

The Company does not intend to sell the investments in unrealized loss position and it is unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at June 30, 2021.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2021 and December 31, 2020.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities and equity securities at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$249,695	$249,695	$—	$—
U.S. Treasury notes	99,480	99,480	—	—
Equity securities	1,633	1,633	—	—
Government sponsored enterprise securities	20,001	—	20,001	—
Municipal bonds	7,665	—	7,665	—
Commercial paper	163,866	—	163,866	—
	$542,340	$350,808	$191,532	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$300,339	$300,339	$—	$—
U.S. Treasury notes	230,088	230,088	—	—
Equity securities	1,309	1,309	—	—
Government sponsored enterprise securities	9,999	—	9,999	—
Corporate debt securities	52,388	—	52,388	—
Commercial paper	38,453	—	38,453	—
	$632,576	$531,736	$100,840	$—

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

License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. The Company incurred $5.0 million in milestone payments for the six months ended June 30, 2021. As of June 30, 2021, the Company may be required to make milestone payments up to $2.2 billion in the aggregate.

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

In March 2020, the Company entered into a license agreement and research collaboration with Vanderbilt University and obtained exclusive worldwide rights to develop and commercialize novel drug candidates targeting positive allosteric modulators of the muscarinic M1 receptor (the M1 PAM program) with the potential to treat a range of central nervous system disorders. Under the terms of the agreement, the Company paid Vanderbilt University an upfront license fee of $10.0 million and may be required to pay up to $515.0 million in milestone payments based on the achievement of certain clinical development and commercial and annual net sales milestones. In addition, the Company may be required to pay Vanderbilt University tiered royalties based on net sales. Furthermore, the Company is required to spend a minimum annual amount in development and the pursuit of regulatory approval for the M1 PAM compounds over the first three years of the license agreement. Such amounts are not material to the Company. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was expensed to research and development in the first quarter of 2020 as there is no future alternative use for the assets.

In August 2020, the Company entered into the Merger Agreement with CerSci. The lead development program is a unique Reactive Species Decomposition Accelerant, a non-opioid mechanism focused on interrupting pathways that sensitize neurons to pain. The portfolio contains additional preclinical stage programs, including brain penetrant compounds, with potential for symptomatic and disease modifying treatment utility in neurodegenerative diseases. The Company incurred an aggregate of $52.8 million in upfront consideration and transaction costs, of which, $44.3 million was paid through the issuance of approximately 1.2 million shares of the Company’s common stock. In addition, under the terms of the Merger Agreement, the Company may be required to pay CerSci’s former equity holders up to $887.0 million in cash upon the achievement of certain development, commercialization and sales milestones, in addition to tiered cash royalties in the mid-single digits based on annual net sales. As substantially all of the fair value of the gross assets acquired was concentrated in the in-process research and development intangible assets acquired, the Company concluded that this transaction did not meet the definition of a business combination pursuant to FASB Accounting Standard Codification Topic 805, Business Combinations. As such, the transaction was accounted for as an asset acquisition and the upfront consideration of $45.7 million was expensed to research and development in the third quarter of 2020 as there is no future alternative use for the assets.

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

Legal Proceedings

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. Acadia Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re Acadia Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019. On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint. On July 16, 2020, lead plaintiff filed the amended complaint. Defendants filed a motion to dismiss the amended complaint on August 28, 2020. Lead plaintiff opposed the motion on September 15, 2020. Defendants’ reply in support of the motion to dismiss was filed on November 11, 2020. On March 29, 2021, the Court granted the defendants’ motion to dismiss with leave to amend. On April 16, 2021, lead plaintiff filed a third amended complaint. On April 20, 2021, the Court entered a schedule for filing and briefing a motion to dismiss the third amended complaint. Defendants’ filed a motion to dismiss the third amended complaint on May 31, 2021. The lead plaintiff opposed the motion on July 12, 2021. Defendants’ reply in support of its motion is due on August 11, 2021. The motion is set to be heard on October 1, 2021.

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

On July 24, 2020, the Company filed complaints against (i) Aurobindo Pharma Limited and its affiliate Aurobindo Pharma USA, Inc. and (ii) Teva Pharmaceuticals USA, Inc. and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, the Company filed complaints against (i) Hetero Labs Limited and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., (ii) MSN Laboratories Private Ltd. and its affiliate MSN Pharmaceuticals, Inc., and (iii) Zydus Pharmaceuticals (USA) Inc. and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the United States District Court for the District of Delaware, allege infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID. The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, the Company filed its answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 21, 2020, the Company filed its answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On October 26, 2020, the Company filed its answer to Hetero’s counterclaims. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On November 5, 2020, the Company filed its first amended complaint against MSN in the United States District Court for the District of Delaware, alleging infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID. On November 19, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On December 10, 2020, the

Company filed its answer to MSN’s counterclaims. On November 2, 2020, Zydus filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On November 23, 2020, the Company filed its answer to Zydus’s counterclaims. On December 8, 2020, the parties’ joint proposed scheduling order was entered by Judge Andrews. On April 7, 2021, the Company filed its first amended complaints against Hetero and Teva and its second amended complaint against MSN, to include an additional Orange Book-listed patent covering NUPLAZID. On April 8, 2021, the Company filed its first amended complaint against Zydus and on April 9, 2021, the Company filed its first amended complaint against Aurobindo. On April 20, 2021, MSN filed its answer, affirmative defenses, and counterclaims to the Company’s second amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On April 21, 2021, Teva filed its answer, affirmative defenses, and counterclaims to the Company’s first amended complaint, seeking declaratory judgments of noninfringement and invalidity. On April 22, 2021, Zydus filed its answer, affirmative defenses, and counterclaims to the Company’s first amended complaint, seeking declaratory judgments of noninfringement and invalidity.

On April 22, 2021, Aurobindo filed its answer, affirmative defenses, and counterclaims to the Company’s first amended complaint, seeking declaratory judgments of noninfringement and invalidity. On May 11, 2021, the Company filed its answer to MSN’s counterclaims.  On May 12, the Company filed its answer to Teva’s counterclaims. On May 13, the Company filed its answer to Zydus’s counterclaims and its answer to Aurobindo’s counterclaims. A joint trial in the matters is scheduled for May 15, 2023. The Company entered into an agreement effective April 22, 2021 with Hetero settling all claims and counterclaims in the litigation. The agreement allows Hetero to launch its generic pimavanserin product on July 27, 2038, subject to certain triggers for earlier launch. The Hetero case was dismissed by joint agreement on May 3, 2021.

On April 19, 2021, a purported Company stockholder filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of its current executive officers. The complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that the materials submitted in support of its supplemental New Drug Application (sNDA) seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The complaint seeks unspecified monetary damages and other relief. On June 21, 2021, five motions for lead plaintiff and lead counsel were filed. Thereafter, four of the five movants either withdrew their motions or filed statements of non-opposition. The Court has not yet issued an order designating lead plaintiff and lead counsel.

Management currently believes that none of the foregoing claims or actions pending against the Company as of June 30, 2021 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.5 years to 9.9 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$2,624	$1,428	$5,002	$2,915

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$696	$1,291	$1,710	$2,582
Right-of-use assets obtained in exchange for operating lease obligations:	17,377	105	17,377	381

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	June 30, 2021	December 31, 2020
Operating lease liabilities
Current portion included in accrued liabilities	$7,521	$5,087
Operating lease liabilities	59,134	44,460
Total operating lease liabilities	$66,655	$49,547

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2021	$3,361
Years ending December 31,
2022	8,722
2023	8,495
2024	8,275
2025	8,355
Thereafter	44,275
Total lease payments	81,483
Less:
Imputed interest	(14,828)
Total operating lease liabilities	$66,655

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2021, the weighted average remaining lease term was 9.4 years and the weighted average discount rate used to determine the operating lease liability was 4.3%.

In the fourth quarter of 2018, the Company entered into an agreement to lease the 4th and 5th floors of corporate office space in San Diego, California with total minimum lease payments of $50.4 million over an initial term of 10 years and 9 months. In February 2020, the Company entered into the first amendment to the lease agreement to lease the 2nd floor of corporate office space in San Diego, California with total minimum lease payments of $25.3 million over an initial term of approximately 10 years and 7 months. In March 2020, the Company entered into the second amendment to the lease agreement which increased the total minimum lease payments of the original corporate office space to $51.4 million. In the third quarter of 2020, the lease for the 4th and 5th floors of corporate office space commenced and the Company capitalized a right of use asset and related lease liability of $40.3 million. In the first quarter of 2021, the lease for the 2nd floor of corporate office space commenced and the Company capitalized a right of use asset and related lease liability of $19.2 million. In connection with this lease and the amendment, the Company established a letter of credit for $3.1 million, which has automatic annual extensions and is fully secured by restricted cash.

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

Overview

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. As a result of the pandemic, there have been changes in the practice of medical care and medical education. For example, many health care providers initially expanded their utilization of telemedicine to conduct patient visits, and in many regions within the United States the ability of our commercial and medical field teams to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities was restricted or converted to virtual access. Currently, health care providers are conducting patient visits in-person and through telemedicine and our sales force has been able to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities either in person in accordance with applicable regulatory guidance and local policies or virtually. Most medical congresses, an important means for medical education, are continuing to be conducted virtually and enrollment in clinical trials is being assessed based on local COVID-19 conditions and regional regulation and public health guidance.

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

In addition, our business could be adversely affected by the effects of public health threats, including the COVID-19 pandemic. During the first quarter of 2021, sales of NUPLAZID were negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits and a further decline in occupancy rates at long-term care facilities. While we observed improvement in some of these factors in the second quarter of 2021, the levels are still meaningfully below where they were pre-pandemic due to the continued impacts from the pandemic. The lasting impacts and pace of recovery resulting from the pandemic are difficult to predict at this time, and no assurances can be given that the pandemic will not have significant additional impacts on our business, results of operations, financial condition and prospects.

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

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PDP and we plan to continue to study the use of pimavanserin in multiple disease states. For example, we believe dementia-related psychosis (DRP), represents one of our most important opportunities for further development. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of DRP, would be stopped early as part of a planned interim efficacy analysis for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo. In December 2019, we announced top-line results from the HARMONY study in connection with a presentation at the 12th Clinical Trials on Alzheimer’s Disease (CTAD) Meeting and in July 2021, the New England Journal of Medicine published the results from the Phase 3 HARMONY study. Pimavanserin met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). In addition, pimavanserin met the key secondary endpoint in the study by significantly reducing the risk of discontinuation of any reason by 2.2 fold (HR = 0.452; one-sided p=0.0024). Pimavanserin was well-tolerated over the entire nine-month study duration. Patients receiving pimavanserin treatment had no worsening in cognition or motor symptoms from baseline. In June 2020, we submitted to the FDA an sNDA for NUPLAZID for the treatment of hallucinations and delusions associated with DRP. In July 2020 the FDA notified us of its filing of our sNDA with a Prescription Drug User Fee Act (PDUFA) target action date of April 3, 2021. In April 2021 the FDA issued a complete response letter (CRL) indicating that it had completed its review of the sNDA and determined that the application could not be approved in its present form. Despite prior agreements with the FDA’s Division of Psychiatry regarding the pivotal Phase 3 HARMONY study design targeting a broad DRP patient population analyzed as a single group, the Division, in the CRL, cited a lack of statistical significance in some of the subgroups of dementia, and insufficient numbers of patients with certain less common dementia subtypes as lack of substantial evidence of effectiveness to support approval. We conducted a Type A meeting at which the FDA reiterated its stated position in the CRL, that pimavanserin should be studied by individual subgroups of DRP, and advised us that the best path forward is to conduct an additional clinical study. However, the FDA was also open to reviewing additional analyses from the HARMONY and -019 studies in support of a potential resubmission without an additional clinical study. We are now planning to meet with the FDA to further discuss later this year. An estimated 8.0 million people in the United States are living with dementia, and studies suggest that approximately 30% of dementia patients, or 2.4 million people, have psychosis, commonly consisting of delusions and hallucinations. Approximately 1.2 million patients in the United States are currently treated for DRP. In the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation for pimavanserin for the treatment of DRP.

Schizophrenia remains a disease area with high unmet need and we are currently exploring the utility of pimavanserin in this area. Specifically, we are evaluating pimavanserin as an adjunctive treatment for negative symptoms of schizophrenia, for which there are currently no FDA-approved therapies. Negative symptoms of schizophrenia have been associated with poor long-term outcomes and disability even when the positive symptoms are well controlled, representing a high unmet need. In November 2019, we announced positive top-line results from our Phase 2 ADVANCE study that evaluated the efficacy of adjunctive pimavanserin compared to placebo in 403 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. Pimavanserin demonstrated a statistically significant improvement on the study’s primary endpoint, the change from baseline to week 26 on the Negative Symptom Assessment-16 (NSA-16) total score compared to placebo (p=0.043). A greater improvement in the NSA-16 total score compared to placebo was observed in patients who received the highest pimavanserin dose of 34 mg (n=107; unadjusted p=0.0065). 53.8% of patients who were randomized to receive pimavanserin completed the trial on 34 mg, 44.7% on 20 mg, and 1.5% on 10 mg. In the study, pimavanserin did not separate from placebo on the key secondary endpoint, the Personal and Social Performance (PSP), scale. In the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 study is evaluating the efficacy of pimavanserin 34 mg once daily compared to placebo in approximately 386 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren. Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Trofinetide is a novel synthetic analog of the amino-terminal tripeptide of insulin-like growth factor 1 (IGF-1), designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA

Fast Track Status and an Orphan Drug Designation in the U.S. and an Orphan Designation in Europe, as well as Rare Pediatric Disease designation in the U.S. Currently, there are no approved medicines for the treatment of Rett syndrome. In October 2019, we initiated the Phase 3 LAVENDER randomized, double-blind placebo-controlled study evaluating trofinetide in girls and young women 5-20 years of age with Rett syndrome. We have recently completed enrollment in our LAVENDER study and expect results in the fourth quarter of 2021.

In August 2020, we entered into a Merger Agreement with CerSci. The lead product candidate, ACP-044, is a novel, potentially first-in-class, orally administered, peripherally-restricted, non-opioid analgesic being evaluated for the treatment of pain. The mechanism of action is designed to interrupt multiple pain pathways and sensitization of neurons to pain, by accelerating the decomposition of peroxynitrite, a nitroxidative agent elevated following tissue injury. In addition, through the acquisition, we obtained a portfolio of preclinical stage molecules, including brain penetrant compounds, with potential for symptomatic and disease modifying utility in neurodegenerative diseases. ACP-044 has shown promising results in animal models evaluating incisional, inflammatory, and neuropathic pain, as well as favorable tolerability and pharmacokinetic properties in Phase 1 trials. In March 2021, we initiated a Phase 2 study evaluating ACP-044 for the treatment of postoperative pain following bunionectomy surgery. We anticipate results from this study in the fourth quarter of 2021. In June 2021, we initiated an additional Phase 2 study evaluating ACP-044 for the treatment of pain associated with osteoarthritis.

In March 2020, we acquired an exclusive worldwide license to develop and commercialize novel drug candidates targeting positive allosteric modulators (PAMs) of the muscarinic M1 receptor with the potential to treat cognition in dementia and psychotic symptoms in schizophrenia, from Vanderbilt University. Under the agreement, we obtained exclusive worldwide rights to certain highly selective M1 PAMs, which represent a promising approach for improving cognitive function and other neuropsychiatric symptoms in patients suffering from CNS disorders. The agreement includes a portfolio of candidates, with molecules at various stages of testing, including the lead compound, ACP-319, which is in Phase 1 testing, and several additional compounds in preclinical development as well as any additional compounds generated in an ongoing discovery program.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of June 30, 2021, we had an accumulated deficit of $2.1 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

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

License Fees and Royalties

License fees and royalties consist of milestone payments expensed or capitalized and subsequently amortized under our 2006 license agreement with the Ipsen Group. License fees and royalties also include royalties of two percent due to the Ipsen Group based upon net sales of NUPLAZID. This obligation terminates in 2021.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PDP in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PDP, including schizophrenia. In April 2021, the FDA issued a CRL in response to our sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with DRP. At this time, due to the risks in the regulatory and approval processes, we are unable to estimate with any certainty the costs we will incur for the continued development of pimavanserin for DRP, including the potential costs for additional clinical studies that may be required to support a resubmission of the sNDA. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies. We expect to incur increased research and development expenses as a result of our development of trofinetide under the exclusive North American license granted to us by Neuren, including the costs of the Phase 3 LAVENDER study and a long-term extension study. We also expect to incur increased research and development expenses as a result of our recently executed exclusive worldwide license agreement for the M1 PAM program, including ACP-319, and the research collaboration with Vanderbilt University, as well as our recent acquisition of CerSci and its ACP-044 product candidate and preclinical programs. We currently are responsible for all costs incurred in the development of trofinetide, ACP-044, ACP-319 and the M1 PAM program, as well as milestone payments subject to achievement of development milestones.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, ACP-044 and ACP-319. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other early stage programs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Costs of external service providers:
NUPLAZID (pimavanserin)	$15,641	$27,509	$33,403	$56,503
Trofinetide	9,138	11,487	17,096	21,120
Early stage programs	10,746	3,619	15,414	5,239
Upfront and milestone payments*	—	—	5,000	10,000
Subtotal	35,525	42,615	70,913	92,862
Internal costs	14,091	14,445	30,846	28,377
Stock-based compensation	7,319	7,235	12,149	15,692
Total research and development	$56,935	$64,295	$113,908	$136,931

_____________________

*	Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

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

Comparison of the Three Months Ended June 30, 2021 and 2020

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $115.2 million and $110.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase in net product sales of $5.1 million was primarily due to growth in NUPLAZID unit sales of approximately 5% in the three months ended June 30, 2021 as compared to the same period in 2020. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2021 compared to 2020.

Cost of Product Sales

Cost of product sales was $2.5 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively, or approximately 2% and 3% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the three months ended June 30, 2021 as compared to the same period in 2020 due primarily to a higher average selling price for NUPLAZID in the current period.

License Fees and Royalties

License fees and royalties were $2.7 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the three months ended June 30, 2021 as compared to the same period in 2020 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses decreased to $56.9 million for the three months ended June 30, 2021, including $7.3 million in stock-based compensation expense, from $64.3 million for the three months ended June 30, 2020, including $7.2 million in stock-based compensation expense. The decrease in research and development expenses was mainly due to the decreased costs associated with the cessation of development of pimavanserin for major depressive disorder (MDD) and reduced development costs of pimavanserin for the treatment of DRP due to the completion of the HARMONY study and submission of the sNDA, offset by increased milestone payment expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $96.8 million for the three months ended June 30, 2021, including $14.3 million in stock-based compensation expense, from $84.3 million for the three months ended June 30, 2020, including $11.5 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to increased costs associated with advertising and promotion, corporate support functions and stock-based compensation.

Comparison of the Six Months Ended June 30, 2021 and 2020

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $221.8 million and $200.2 million for the six months ended June 30, 2021 and 2020, respectively. The increase in net product sales of $21.6 million was primarily due to growth in NUPLAZID unit sales of approximately 5% in the six months ended June 30, 2021 as compared to the same period in 2020. Also contributing to the increase was a higher average gross selling price of NUPLAZID in 2021 compared to 2020.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2021 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2020	$4,221	$(152)	$14,116	$18,185
Provision related to current period sales	32,817	996	29,761	63,574
Credits/payments for current period sales	(26,958)	(618)	(19,218)	(46,794)
Credits/payments for prior period sales	(4,221)	152	(12,147)	(16,216)
Balance as of June 30, 2021	$5,859	$378	$12,512	$18,749

Cost of Product Sales

Cost of product sales was $4.7 million and $5.7 million for the six months ended June 30, 2021 and 2020, respectively, or approximately 2% and 3% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the six months ended June 30, 2021 as compared to the same period in 2020 due primarily to a higher average selling price for NUPLAZID in the current period.

License Fees and Royalties

License fees and royalties were $5.2 million and $4.8 million for the six months ended June 30, 2021 and 2020, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses decreased to $113.9 million for the six months ended June 30, 2021, including $12.1 million in stock-based compensation expense, from $136.9 million for the six months ended June 30, 2020, including $15.7 million in stock-based compensation expense. The decrease in research and development expenses was mainly due to decreased costs associated with the cessation of development of pimavanserin for MDD, as well as reduced development costs of pimavanserin for the treatments of DRP and development activities for trofinetide compared to the same period in the prior year, partially offset by increased costs of our development activities for ACP-044.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $208.5 million for the six months ended June 30, 2021, including $22.5 million in stock-based compensation expense, from $186.3 million for the six months ended June 30, 2020, including $24.6 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to increased costs associated with advertising, promotion and preparations for the potential DRP launch.

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

At June 30, 2021, we had $556.9 million in cash, cash equivalents, and investment securities, compared to $632.0 million at December 31, 2020. This $75.1 million decrease was primarily due to cash used in operating activities. Net cash used in operating activities decreased to $85.5 million for the six months ended June 30, 2021 compared to $85.9 million for the six months ended June 30, 2020. This decrease in cash used in operations was primarily due to an increased payment of accrued liabilities and increase in selling, general and administrative expense, partially offset by increased net revenues.

Net cash provided by investing activities totaled $13.7 million for the six months ended June 30, 2021 compared to $156.5 million for the six months ended June 30, 2020. The decrease in net cash provided by investing activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to decreased net maturities of investment securities.

Net cash provided by financing activities decreased to $12.7 million for the six months ended June 30, 2021 compared to $51.2 million for the six months ended June 30, 2020. This decrease in net cash provided by financing activities for the six months ended June 30, 2021 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one years. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

The information required to be set forth under this Item 1 is incorporated by reference to the section titled “Legal Proceedings” in Note 8 to the condensed consolidated financial statements included in this Quarterly Report.

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

In addition, our business could be adversely affected by the effects of public health threats, including the COVID-19 pandemic. During the first quarter of 2021, sales of NUPLAZID were negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits and a further decline in occupancy rates at long-term care facilities. While we observed improvement in some of these factors in the second quarter of 2021, the levels are still meaningfully below where they were pre-pandemic due to the continued impacts from the pandemic. The lasting impacts and pace of recovery resulting from the pandemic are difficult to predict at this time, and no assurances can be given that the pandemic will not have significant additional impacts on our business, results of operations, financial condition and prospects.

If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of pimavanserin for other indications in addition to treatment of PDP in the U.S., or for any indication in foreign jurisdictions, or regulatory approval of trofinetide for Rett syndrome, we will not be able to market pimavanserin for other indications in the U.S. or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.*

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PDP does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. For example, following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. In July 2020 the FDA notified us of its filing of our sNDA with a filing date of August 2, 2020 and a PDUFA target action date of April 3, 2021. As part of its filing communication, the FDA advised us that it had not identified any potential review issues at that point in its evaluation and at that time was not planning to hold an Advisory Committee meeting. On March 3, 2021, we received a notification from the FDA stating that it had identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments. The notification did not specify the deficiencies identified by the FDA. On April 2, 2021, we received a CRL from the FDA, indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In the CRL, the FDA cited a lack of statistical significance in some of the subgroups of dementia, and insufficient numbers of patients with certain less common dementia subtypes as lack of substantial evidence of effectiveness to support approval. We conducted a Type A meeting at which the FDA reiterated its stated position in the CRL, that pimavanserin should be studied by individual subgroups of DRP, and advised us that the best path forward is to conduct an additional clinical study. However, the FDA was also open to reviewing additional analyses from the HARMONY and -019 studies in support of a potential resubmission without an additional clinical study. We are now planning to meet with the FDA to further discuss later this year. In light of these developments, it is currently unclear when, or whether, approval of pimavanserin in DRP can be obtained. Depending on the outcome of our future discussions with the FDA, we could be required to conduct additional costly and time-consuming clinical trials or other studies to support a subsequent request for approval in DRP, or to forego further development of pimavanserin in DRP, which could substantially delay or prevent approval of pimavanserin in DRP or limit our market opportunity in that indication.

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

In connection with the FDA approval, we committed to conduct the following post-marketing studies: (i) a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID, (ii) studies to collect additional data to add to the NUPLAZID safety database from an aggregate of at least 500 predominantly frail and elderly subjects on NUPLAZID in one or more randomized, placebo-controlled studies of eight or more weeks duration, (iii) a drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer, and (iv) re-analysis of tissue samples from certain previously conducted preclinical studies. We have completed the (iii) drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer and (iv) the re-analysis of tissue samples. We have received FDA approval of an sNDA for labeling revisions related to the completed CYP3A4 study. If we fail to comply with our remaining post-marketing commitments, or if the results of the post-marketing studies, or any other ongoing or planned clinical studies of NUPLAZID, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PDP, an indication for which no other FDA-approved pharmaceutical treatment currently exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Additionally, although we did not see a material impact on NUPLAZID net sales for the year ended December 31, 2020 due to the COVID-19 pandemic, we have seen a negative impact in the first half of 2021, and the ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PDP, the rate of diagnosis of PDP, the prevalence and rate of hallucinations and delusions in patients diagnosed with PDP, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PDP, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PDP, instead of NUPLAZID. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PDP, issues may arise with respect to patient adherence and compliance rates. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it.

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

There is no guarantee that future studies with pimavanserin will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced successful results from the Phase 3 -020 Study of pimavanserin for PDP. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with AD Psychosis, those results may not be predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PDP, such as in DRP and schizophrenia. However, prior to the Phase 3 HARMONY study that we initiated in the fourth quarter of 2017, which was stopped early for efficacy in September 2019, we had never tested pimavanserin in clinical studies where the primary outcome was for the broad indication of DRP, and prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other studies that we had with the -020 Study, the HARMONY study and the ADVANCE study. For example, in July 2020 we announced top-line results from the Phase 3 CLARITY study evaluating pimavanserin as an adjunctive treatment with SSRI/SNRI drugs in MDD. In this study pimavanserin did not achieve statistical significance on the primary endpoint. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PDP or for other indications will be positive. Moreover, there can be no assurance that a positive study outcome will ultimately result in approval by the FDA.

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

Following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. In July 2020 the FDA advised us that it had not identified any potential review issues at that point in its evaluation. On April 2, 2021, we received a CRL indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In the CRL, the FDA cited a lack of statistical significance in some of the subgroups of dementia, and insufficient numbers of patients with certain less common dementia subtypes as lack of substantial evidence of effectiveness to support approval. We conducted a Type A meeting at which the FDA reiterated its stated position in the CRL, that pimavanserin should be studied by individual subgroups of DRP, and advised us that the best path forward is to conduct an additional clinical study. However, the FDA was also open to reviewing additional analyses from the HARMONY and -019 studies in support of a potential resubmission without an additional clinical study. We are planning to meet with the FDA to further discuss later this year. At this point, it is currently unclear when, or whether, approval of pimavanserin in DRP can be obtained. Depending on the outcome of our future discussions with the FDA, we could be required to conduct additional costly and time-consuming clinical trials or other studies to support a subsequent request for approval in DRP, or to forego further development of pimavanserin in DRP, any of which could substantially delay or prevent approval of pimavanserin in DRP or limit our market opportunity in that indication.

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

•	lower than anticipated screening or retention rates of patients in clinical trials;
•	SAEs or side effects experienced by participants; and
•	insufficient supply or deficient quality of product candidates or other materials necessary for the conduct of our clinical trials.

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

We have recently increased the size of our organization, and if we receive approval of NUPLAZID in additional indications, including DRP, we would need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of June 30, 2021, we employed approximately 610 employees. Although we have already added several capabilities, we may need to add additional qualified personnel and resources. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2021, we had an accumulated deficit of approximately $2.1 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidate opportunities.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $556.9 million at June 30, 2021. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Portions of our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the 2017 Tax Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

Public health threats, including the current global COVID-19 pandemic have impacted our clinical trials and could have an adverse effect on our operations and financial results, or may cause us to modify or suspend our financial guidance.*

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. The rapid global spread of COVID-19 has had a major impact on the financial markets, the global economy and the economies of particular countries or regions, and led to travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders imposed by authorities and the extended shutdown of certain non-essential businesses in the U.S. throughout the world, including in countries where we have planned or active clinical trials. In an effort to protect the health and safety of our employees and our stakeholders, we adopted recommended policies applicable to office-based employees such as working from home, limiting the number of employees on site, and limiting business travel. For our field-based commercial and medical affairs personnel, we have instituted a protocol to assess the safety of employees to conduct in-person interactions on a localized basis in accordance with applicable regulatory guidance and local policies. We continue to closely monitor the COVID-19 situation and will reopen our offices to allow employees to return when appropriate. We may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition. The effects and duration of such measures could have a material adverse impact on our business, results of operations, financial condition and prospects.

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

In addition, our business could be adversely affected by the effects of public health threats, including the COVID-19 pandemic. During the first quarter of 2021, sales of NUPLAZID were negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits and a further decline in occupancy rates at long-term care facilities. While we observed improvement in some of these factors in the second quarter of 2021, the levels are still meaningfully below where they were pre-pandemic due to the continued impacts from the pandemic. The lasting impacts and pace of recovery resulting from the pandemic are difficult to predict at this time, and no assurances can be given that the pandemic will not have significant additional impacts on our business, results of operations, financial condition and prospects.

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

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.*

Our commercial success depends on obtaining and maintaining intellectual property rights to our products and product candidates, including NUPLAZID, and technologies, as well as successfully defending these rights against third-party challenges. Successful challenges to, or misappropriation of, our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and contracts requiring confidentiality and nondisclosure. If our patents are successfully challenged, we may face generic competition prior to the expiration dates of our U.S. Orange Book listed patents. In June 2020, Aurobindo Pharma Limited (Aurobindo), Hetero Labs Limited (Hetero), MSN Laboratories Private Ltd. (MSN Labs), Teva Pharmaceuticals USA, Inc. (Teva) and Zydus Pharmaceuticals (USA) Inc. (Zydus) notified us that they had filed an Abbreviated New Drug Application (ANDA) with the FDA for generic versions of NUPLAZID, seeking approval prior to the expiration of our patents. In response, we have filed complaints against these companies alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID.  For a more detailed description of these matters, the section titled “Legal Proceedings” in Note 8 to the condensed consolidated financial statements included in this Quarterly Report. While we intend to defend the validity of such patents vigorously, and will seek to use all appropriate methods to prevent their infringement, such efforts are expensive and time consuming. Any substantial decrease in the revenue and income derived from NUPLAZID would have an adverse effect on our results of operations.

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

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. There have been legal and political challenges to certain aspects of the ACA. For example, the 2017 Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and also increased the percentage that a drug manufacturer must discount the cost of prescription drugs from 50% to 70%. Given that the current patient population for NUPLAZID is primarily Medicare beneficiaries, accelerating the closure of the coverage gap and the increase in the discount that must be paid, could have a significant impact on the Company’s business in 2021 and beyond. Furthermore, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of former President Trump’s importation executive order announced in July 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. In addition, on November 20, 2020, the Centers for Medicare and Medicaid Services (CMS) issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored

Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors under such law), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its payments and other transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;

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

While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify, prevent or mitigate breaches of or disruptions to our systems in our systems. We may be required to expend significant resources, fundamentally change our business activities and practices or modify our operations or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient sensitive information, including personally identifiable information or protected health information, or a perceived security breach or violation, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, subject us to investigations by federal or state authorities, require us to verify the correctness of database contents, harm our reputation and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Additionally, violations of our external contractual commitments and internal privacy and security policies may require us to notify relevant stakeholders if there has been a security breach, including affected individuals, business partners and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to a materially adverse impact on the business, including negative publicity, a loss of confidence in our services or security measures by our business partners or breach of contract claims. There can be no assurances that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or other data protection obligations related to information security or security breaches. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 4, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: August 4, 2021	By:	/s/ Elena Ridloff
Elena Ridloff
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)