Form 10-Q
period 2021-09-30
ACADIA PHARMACEUTICALS INC
filed 2021-11-09
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total shares of common stock outstanding as of the close of business on October 25, 2021:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	160,755,971

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$94,640	$326,028
Investment securities, available-for-sale	445,651	305,930
Accounts receivable, net	60,696	48,247
Interest and other receivables	972	2,035
Inventory	14,336	9,682
Prepaid expenses	24,622	25,694
Total current assets	640,917	717,616
Property and equipment, net	8,581	9,161
Operating lease right-of-use assets	60,032	47,283
Restricted cash	5,770	5,770
Other assets	2,373	2,786
Total assets	$717,673	$782,616
Liabilities and stockholders’ equity
Accounts payable	$7,722	$8,493
Accrued liabilities	80,496	97,474
Total current liabilities	88,218	105,967
Operating lease liabilities	57,677	44,460
Other long-term liabilities	4,823	5,180
Total liabilities	150,718	155,607
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at September 30, 2021 and December 31, 2020; 160,690,916 shares and 159,637,771 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	16	16
Additional paid-in capital	2,677,422	2,612,663
Accumulated deficit	(2,110,482)	(1,985,706)
Accumulated other comprehensive (loss) income	(1)	36
Total stockholders’ equity	566,955	627,009
Total liabilities and stockholders’ equity	$717,673	$782,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Product sales, net	$131,612	$120,577	$353,387	$320,748
Total revenues	131,612	120,577	353,387	320,748
Operating expenses
Cost of product sales	3,688	2,005	8,399	7,703
License fees and royalties	2,994	2,796	8,181	7,546
Research and development	58,565	120,083	172,473	257,014
Selling, general and administrative	81,666	81,592	290,116	267,909
Total operating expenses	146,913	206,476	479,169	540,172
Loss from operations	(15,301)	(85,899)	(125,782)	(219,424)
Interest income, net	129	1,242	462	6,056
Other income (expense)	383	(202)	706	(1,262)
Loss before income taxes	(14,789)	(84,859)	(124,614)	(214,630)
Income tax expense	(332)	(199)	162	194
Net loss	$(14,457)	$(84,660)	$(124,776)	$(214,824)
Net loss per common share, basic and diluted	$(0.09)	$(0.54)	$(0.78)	$(1.37)
Weighted average common shares outstanding, basic and diluted	160,663	158,129	159,651	156,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(14,457)	$(84,660)	$(124,776)	$(214,824)
Other comprehensive income:
Unrealized (loss) gain on investment securities	(41)	(967)	(43)	216
Foreign currency translation adjustments	3	(4)	6	(4)
Comprehensive loss	$(14,495)	$(85,631)	$(124,813)	$(214,612)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(124,776)	$(214,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	50,735	63,227
Amortization of premiums and accretion of discounts on investment securities	1,766	821
Amortization of intangible assets	1,108	1,108
(Gain) loss on strategic investment	(706)	1,262
Loss on disposal of assets	—	281
Depreciation	1,701	986
Non-cash in-process research and development	—	44,280
Changes in operating assets and liabilities:
Accounts receivable, net	(12,449)	(10,563)
Interest and other receivables	1,063	653
Inventory	(4,427)	(1,671)
Prepaid expenses	1,072	(11,403)
Operating lease right-of-use assets	4,794	2,863
Other assets	11	50
Accounts payable	(771)	(3,751)
Accrued liabilities	(17,260)	17,853
Operating lease liabilities	(4,044)	(587)
Long-term liabilities	(357)	737
Net cash used in operating activities	(102,540)	(108,678)
Cash flows from investing activities
Purchases of investment securities	(453,847)	(100,808)
Maturities of investment securities	312,317	415,863
Purchases of property and equipment	(1,121)	(5,588)
Net cash (used in) provided by investing activities	(142,651)	309,467
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	13,797	62,870
Net cash provided by financing activities	13,797	62,870
Effect of exchange rate changes on cash	6	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(231,388)	263,655
Cash, cash equivalents and restricted cash
Beginning of period	331,798	194,467
End of period	$100,410	$458,122
Supplemental disclosure of noncash information:
Common stock issues in connection with merger agreement	$—	$44,280
Property and equipment purchases in accounts payable and accrued liabilities	—	926

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total stockholders’ equity, beginning balances	$564,838	$663,013	$627,009	$699,135
Common stock:
Beginning balance	16	15	16	15
Issuance of common stock from exercise of stock options and units	—	1	—	1
Ending balance	16	16	16	16
Additional paid-in capital:
Beginning balance	2,660,809	2,495,804	2,612,663	2,402,945
Issuance of common stock in connection with merger agreement	—	44,280	—	44,280
Issuance of common stock from exercise of stock options and units	1,066	11,714	10,060	58,899
Issuance of common stock pursuant to employee stock purchase plan		—	3,737	3,970
Stock-based compensation	15,547	21,490	50,962	63,194
Ending balance	2,677,422	2,573,288	2,677,422	2,573,288
Accumulated deficit:
Beginning balance	(2,096,025)	(1,834,286)	(1,985,706)	(1,704,122)
Net loss	(14,457)	(84,660)	(124,776)	(214,824)
Ending balance	(2,110,482)	(1,918,946)	(2,110,482)	(1,918,946)
Other comprehensive income (loss):
Beginning balance	38	1,480	36	297
Other comprehensive (loss) income	(39)	(971)	(37)	212
Ending balance	(1)	509	(1)	509

Total stockholders’ equity, ending balances	$566,955	$654,867	$566,955	$654,867

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

Risk and Uncertainties

The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and has adversely impacted the Company’s business. Sales of NUPLAZID in 2021 were negatively impacted by ongoing conditions related to the COVID-19 pandemic. At this time the Company cannot predict the magnitude of the pandemic or the full impact that it may have on the Company’s financial condition, operations, suppliers, and workforce.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$326,028	$94,640	$189,680	$452,352
Restricted cash	5,770	5,770	4,787	5,770
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$331,798	$100,410	$194,467	$458,122

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of September 30, 2021 the Company determined that an allowance for credit loss was not required.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $0.4 million and $1.1 million for each of the three and nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the intangible asset was fully amortized.

Royalties incurred in connection with the Company’s license agreement with the Ipsen Group, as disclosed in Note 9, Commitments and Contingencies, are expensed to license fees and royalties as revenue from product sales is recognized.

Acquisitions

The Company accounts for acquisitions of an asset or group of similar identifiable assets that do not meet the definition of a business as asset acquisition using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of their relative fair values. No goodwill is recognized in an asset acquisition. Intangible assets acquired in an asset acquisition for use in research and development activities which have no alternative future use are expensed as in-process research and development on the acquisition date. Intangible assets acquired for use in research and development activities which have an alternative future use are capitalized as in-process research and development. Future costs to develop these assets are recorded to research and development expense as they are incurred. Contingent milestone payments associated with asset acquisitions are recognized when probable and estimable. These amounts are expensed to research and development if there is no alternative future use associated with the asset, or capitalized as an intangible asset if alternative future use of the asset exists. The Company includes the costs of asset acquisitions as component of cash flows from operations on the consolidated statements of cash flows.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at September 30, 2021 and 2020, stock options, employee stock purchase plan rights, restricted stock units, and warrants totaling approximately 18,569,000 shares and 19,704,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of product sales	$439	$495	$1,025	$2,087
Research and development	5,176	7,953	17,325	23,645
Selling, general and administrative	9,931	12,924	32,385	37,495
	$15,546	$21,372	$50,735	$63,227

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires the Company to make a number of assumptions including the estimated expected life of the award and related volatility. The fair value of restricted stock units is estimated based on the market price of the Company’s common stock on the date of grant. The estimated fair values of stock options, purchase plan rights, and restricted stock units are then expensed over the vesting period. Performance-based stock awards vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these performance-based stock awards is generally recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable. During the nine months ended September 30, 2021, the Company had a change in estimate related to the achievement of certain performance-based criteria for performance-based stock awards which resulted in a reduction in stock-based compensation expenses by approximately $6.8 million.

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$1,449	$1,453
Work in process	6,670	6,367
Raw material	6,217	1,862
	$14,336	$9,682

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation and benefits	$21,783	$25,811
Accrued research and development services	20,930	28,380
Accrued consulting and professional fees	16,866	18,969
Current portion of lease liabilities	8,150	5,087
Accrued sales allowances	8,050	14,115
Current portion of accrued branded prescription drug fees	1,959	1,845
Other	2,758	3,267
	$80,496	$97,474

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$179,885	$4	$(11)	$179,878
Government sponsored enterprise securities	56,018	—	(6)	56,012
Municipal bonds	19,129	—	(7)	19,122
Commercial paper	190,631	24	(16)	190,639
	$445,663	$28	$(40)	$445,651

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses		Estimated Fair Value
U.S. Treasury notes	$205,111	$6	$(27)		$205,090
Government sponsored enterprise securities	10,004	—	(5)		9,999
Corporate debt securities	52,341	47	—	*	52,388
Commercial paper	38,443	21	(11)		38,453
	$305,899	$74	$(43)		$305,930

_______________________

*	Unrealized loss was less than $500.

The Company has classified all of its available-for-sale investment securities as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. The Company has classified all equity securities as other assets on its consolidated balance sheets.

At September 30, 2021 and December 31, 2020, the Company had 32 and 24 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months			12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2021
U.S. Treasury notes	$105,515	$(11)		$—	$—	$105,515	$(11)
Government sponsored enterprise securities	56,012	(6)		—	—	56,012	(6)
Municipal bonds	19,122	(7)		—	—	19,122	(7)
Commercial paper	76,688	(16)		—	—	76,688	(16)
Total	$257,337	$(40)		$—	$—	$257,337	$(40)

	Less Than 12 Months			12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2020:
U.S. Treasury notes	$129,631	$(27)		$—	$—	$129,631	$(27)
Government sponsored enterprise securities	10,004	(5)		—	—	10,004	(5)
Corporate debt securities	6,252	—	*	—	—	6,252	—	*
Commercial paper	23,466	(11)		—	—	23,466	(11)
Total	$169,353	$(43)		$—	$—	$169,353	$(43)

_______________________

*	Unrealized loss was less than $500.

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

The Company does not intend to sell the investments in unrealized loss position and it is unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at September 30, 2021.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2021 and December 31, 2020.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities and equity securities at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$76,248	$76,248	$—	$—
U.S. Treasury notes	179,878	179,878	—	—
Equity securities	2,015	2,015	—	—
Government sponsored enterprise securities	56,012	—	56,012	—
Municipal bonds	19,122	—	19,122	—
Commercial paper	200,638	—	200,638	—
	$533,913	$258,141	$275,772	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$300,339	$300,339	$—	$—
U.S. Treasury notes	230,088	230,088	—	—
Equity securities	1,309	1,309	—	—
Government sponsored enterprise securities	9,999	—	9,999	—
Corporate debt securities	52,388	—	52,388	—
Commercial paper	38,453	—	38,453	—
	$632,576	$531,736	$100,840	$—

8. Stockholders’ Equity

In August 2020, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with CerSci Therapeutics Incorporated (CerSci). Approximately 1.2 million shares of the Company’s common stock with a value of $44.3 million were issued to CerSci’s former equity holders.

9. Commitments and Contingencies

Royalty Payments

Pursuant to the terms of its 2006 license agreement with the Ipsen Group, the Company is required to make royalty payments of two percent of net sales of NUPLAZID. This obligation terminated in October 2021.

License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. The Company incurred $5.0 million in milestone payments for the nine months ended September 30, 2021. As of September 30, 2021, the Company may be required to make milestone payments up to $2.2 billion in the aggregate.

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

Legal Proceedings

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. Acadia Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re Acadia Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019. On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint. On July 16, 2020, lead plaintiff filed the amended complaint. Defendants filed a motion to dismiss the amended complaint on August 28, 2020. Lead plaintiff opposed the motion on September 15, 2020. Defendants’ reply in support of the motion to dismiss was filed on November 11, 2020. On March 29, 2021, the Court granted the defendants’ motion to dismiss with leave to amend. On April 16, 2021, lead plaintiff filed a third amended complaint. Defendants’ filed a motion to dismiss the third amended complaint on May 31, 2021. The lead plaintiff opposed the motion on July 12, 2021. Defendants’ reply in support of its motion is due on August 11, 2021. The motion is set to be heard on November 18, 2021.

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

On April 19, 2021, a purported Company stockholder filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of its current executive officers. The complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that the materials submitted in support of its supplemental New Drug Application (sNDA) seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The complaint seeks unspecified monetary damages and other relief. On June 21, 2021, five motions for lead plaintiff and lead counsel were filed. Thereafter, four of the five movants either withdrew their motions or filed statements of non-opposition. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel.

Management currently believes that none of the foregoing claims or actions pending against the Company as of September 30, 2021 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.3 years to 9.7 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$2,014	$1,835	$7,016	$4,750

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,713	$1,128	$3,423	$3,710
Right-of-use assets obtained in exchange for operating lease obligations:	166	41,190	17,543	41,571

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating lease liabilities
Current portion included in accrued liabilities	$8,150	$5,087
Operating lease liabilities	57,677	44,460
Total operating lease liabilities	$65,827	$49,547

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2021	$1,848
Years ending December 31,
2022	8,701
2023	8,482
2024	8,275
2025	8,355
Thereafter	44,275
Total lease payments	79,936
Less:
Imputed interest	(14,109)
Total operating lease liabilities	$65,827

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2021, the weighted average remaining lease term was 9.2 years and the weighted average discount rate used to determine the operating lease liability was 4.3%.

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

Overview

Impact of COVID-19 on our Business

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. As a result of the pandemic, there have been changes in the practice of medical care and medical education. For example, many health care providers initially expanded their utilization of telemedicine to conduct patient visits, and in many regions within the United States the ability of our commercial and medical field teams to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities was restricted or converted to virtual access. We continue to access our customers both in person and virtually. Currently, health care providers are conducting patient visits in-person and through telemedicine and our sales force has been able to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities either in person in accordance with applicable regulatory guidance and local policies or virtually. Most medical congresses, an important means for medical education, are being conducted both in person and virtually and enrollment in clinical trials is being assessed based on local COVID-19 conditions and regional regulation and public health guidance.

In an effort to protect the health and safety of our employees and our stakeholders, we adopted recommended policies applicable to office-based employees such as working from home, limiting the number of employees on site, and reducing business travel. For our field-based commercial and medical affairs personnel, we have instituted a protocol to assess the safety of employees to conduct in-person interactions on a localized basis in accordance with applicable regulatory guidance and local policies.

Since the beginning of the pandemic, we have been able to provide an uninterrupted supply of NUPLAZID to patients. We are monitoring our supply chain closely and do not anticipate disruptions in our ability to continue delivering NUPLAZID to patients.

In addition, our business could be adversely affected by the effects of public health threats, including the COVID-19 pandemic. During 2021, sales of NUPLAZID have been negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits, continuing reduced occupancy rates at long-term care facilities, and reduced access to healthcare professionals. While we observed incremental improvements in some of these factors during the later part of the year, the levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of recovery, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects.

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

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PDP and we plan to continue to study the use of pimavanserin in multiple disease states. For example, we believe dementia-related psychosis (DRP), represents one of our most important opportunities for further development. In September 2019, we announced that our Phase 3 HARMONY study, a double-blind, placebo-controlled relapse prevention trial evaluating pimavanserin for the treatment of DRP, would be stopped early as part of a planned interim efficacy analysis for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo. In December 2019, we announced top-line results from the HARMONY study in connection with a presentation at the 12th Clinical Trials on Alzheimer’s Disease (CTAD) Meeting and in July 2021, the New England Journal of Medicine published the results from the Phase 3 HARMONY study. Pimavanserin met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). In addition, pimavanserin met the key secondary endpoint in the study by significantly reducing the risk of discontinuation of any reason by 2.2 fold (HR = 0.452; one-sided p=0.0024). Pimavanserin was well-tolerated over the entire nine-month study duration. Patients receiving pimavanserin treatment had no worsening in cognition or motor symptoms from baseline. In June 2020, we submitted to the FDA an sNDA for NUPLAZID for the treatment of hallucinations and delusions associated with DRP. In July 2020 the FDA notified us of its filing of our sNDA with a Prescription Drug User Fee Act (PDUFA) target action date of April 3, 2021. In April 2021 the FDA issued a complete response letter (CRL) indicating that it had completed its review of the sNDA and determined that the application could not be approved in its present form. Despite prior agreements with the FDA’s Division of Psychiatry regarding the pivotal Phase 3 HARMONY study design targeting a broad DRP patient population analyzed as a single group, the Division, in the CRL, cited a lack of statistical significance in some of the subgroups of dementia in the HARMONY study, as well as insufficient numbers of patients with certain less common dementia subtypes as lack of substantial evidence of effectiveness to support approval. The FDA also stated in the CRL that it considers Alzheimer’s disease psychosis study -019 to not be adequate and well controlled, citing that it was a single center study with no type I error control of secondary endpoints in which certain protocol deviations occurred. We conducted a Type A, end of review, meeting at which the FDA reiterated its stated position in the CRL, that pimavanserin should be studied by individual subgroups of DRP, and advised us that the best path forward is to conduct an additional clinical study in each of the subgroups for which we seek approval. However, the FDA was also open to reviewing additional analyses from the HARMONY and -019 studies in support of a potential resubmission for individual subgroups without additional clinical studies. We have scheduled a follow-up meeting with the FDA to further discuss later this year. In the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation for pimavanserin for the treatment of DRP.

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

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren. Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Trofinetide is a novel synthetic analog of the amino-terminal tripeptide of insulin-like growth factor 1 (IGF-1), designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. Trofinetide has been granted FDA Fast Track Status and an Orphan Drug Designation in the U.S. and an Orphan Designation in Europe, as well as Rare Pediatric Disease designation in the U.S. Currently, there are no approved medicines for the treatment of Rett syndrome. In October 2019, we initiated the Phase 3 LAVENDER randomized, double-blind placebo-controlled study evaluating trofinetide in girls and young women 5-20 years of age with Rett syndrome. We completed enrollment in our LAVENDER study and expect results in the fourth quarter of 2021.

In August 2020, we entered into a Merger Agreement with CerSci. The lead product candidate,  ACP-044, is a non-opioid, first in class, Redox Modulator in development for treatment of acute and chronic pain. The mechanism of action is believed to modulate redox pathways involved in pain signaling by removing increased levels of reactive oxygen and nitrogen species caused by tissue injury, inflammation, and disease. In addition, through the acquisition, we obtained a portfolio of preclinical stage molecules, including brain penetrant compounds, with potential for symptomatic and disease modifying utility in neurodegenerative diseases. ACP-044 has shown promising results in animal models evaluating incisional, inflammatory, and neuropathic pain, as well as favorable tolerability and pharmacokinetic properties in Phase 1 trials. In March 2021, we initiated a Phase 2 study evaluating ACP-044 for the treatment of postoperative pain following bunionectomy surgery. We now anticipate results from this study in the first quarter of 2022. This slight delay is due to slower than expected enrollment with the postponement of many elective surgeries during the summer surge of the COVID-19 delta variant. In June 2021, we initiated an additional Phase 2 study evaluating ACP-044 for the treatment of pain associated with osteoarthritis.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of September 30, 2021, we had an accumulated deficit of $2.1 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

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

License Fees and Royalties

License fees and royalties consist of milestone payments expensed or capitalized and subsequently amortized under our 2006 license agreement with the Ipsen Group. License fees and royalties also include royalties of two percent due to the Ipsen Group based upon net sales of NUPLAZID. This obligation terminated in October 2021.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, ACP-044 and ACP-319. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other early stage programs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Costs of external service providers:
NUPLAZID (pimavanserin)	$20,542	$23,182	$53,945	$79,685
Trofinetide	6,883	17,179	23,979	38,299
Early stage programs	8,163	5,204	23,577	10,443
Upfront and milestone payments*	5,999	52,749	10,999	62,749
Subtotal	41,587	98,314	112,500	191,176
Internal costs	11,802	13,816	42,648	42,193
Stock-based compensation	5,176	7,953	17,325	23,645
Total research and development	$58,565	$120,083	$172,473	$257,014

_____________________

*	Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

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

Comparison of the Three Months Ended September 30, 2021 and 2020

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $131.6 million and $120.6 million for the three months ended September 30, 2021 and 2020, respectively. The increase in net product sales of $11.0 million was due to growth in NUPLAZID unit sales of approximately 3% in the three months ended September 30, 2021 as compared to the same period in 2020, as well as a higher average gross selling price of NUPLAZID in 2021 compared to 2020.

Cost of Product Sales

Cost of product sales was $3.7 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively, or approximately 3% and 2% of net product sales, respectively. The cost of product sales as a percentage of net sales increased during the three months ended September 30, 2021 as compared to the same period in 2020 due primarily to charges of $1.0 million in the three months ended September 30, 2021 to reduce certain finished goods inventory to its net realizable value as inventory related to potential DRP launch is no longer usable.

License Fees and Royalties

License fees and royalties were $3.0 million and $2.8 million for the three months ended September 30, 2021 and 2020, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the three months ended September 30, 2021 as compared to the same period in 2020 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses decreased to $58.6 million for the three months ended September 30, 2021, including $5.2 million in stock-based compensation expense, from $120.1 million for the three months ended September 30, 2020, including $8.0 million in stock-based compensation expense. The decrease in research and development expenses was mainly due to decreased costs associated with the upfront consideration and transaction costs paid for acquisition compared to the same period in the prior year, as well as reduced development costs for trofinetide and the cessation of development of pimavanserin for major depressive disorder (MDD), partially offset by increased costs of our development activities for ACP-044.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $81.7 million for the three months ended September 30, 2021, including $9.9 million in stock-based compensation expense, from $81.6 million for the three months ended September 30, 2020, including $12.9 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to increased charitable contributions during the three months ended September 30, 2021 as compared to the same period in 2020, offset by the decreased costs of stock-based compensation resulted from a change in estimate related to the achievement of certain performance-based criteria for performance-based stock awards.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $353.4 million and $320.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in net product sales of $32.7 million was due to growth in NUPLAZID unit sales of approximately 4% in the nine months ended September 30, 2021 as compared to the same period in 2020, as well as a higher average gross selling price of NUPLAZID in 2021 compared to 2020.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2021 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2020	$4,221	$(152)	$14,116	$18,185
Provision related to current period sales	51,705	1,384	34,056	87,145
Credits/payments for current period sales	(44,857)	(1,073)	(27,778)	(73,708)
Credits/payments for prior period sales	(4,221)	152	(12,344)	(16,413)
Balance as of September 30, 2021	$6,848	$311	$8,050	$15,209

Cost of Product Sales

Cost of product sales was $8.4 million and $7.7 million for the nine months ended September 30, 2021 and 2020, respectively, or approximately 2% of net product sales, respectively. The cost of product sales as a percentage of net sales stayed flat during the nine months ended September 30, 2021 as compared to the same period in 2020.

License Fees and Royalties

License fees and royalties were $8.2 million and $7.5 million for the nine months ended September 30, 2021 and 2020, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The increase in license fees and royalties during the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily due to the increase in net sales during the current period.

Research and Development Expenses

Research and development expenses decreased to $172.5 million for the nine months ended September 30, 2021, including $17.3 million in stock-based compensation expense, from $257.0 million for the nine months ended September 30, 2020, including $23.6 million in stock-based compensation expense. The decrease in research and development expenses was mainly due to decreased costs associated with the upfront consideration and transaction costs paid for acquisition compared to the same period in the prior year, as well as reduced development costs for trofinetide and the cessation of development of pimavanserin for MDD, partially offset by increased costs of our development activities for ACP-044.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $290.1 million for the nine months ended September 30, 2021, including $32.4 million in stock-based compensation expense, from $267.9 million for the nine months ended September 30, 2020, including $37.5 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to increased costs associated with advertising, promotion and charitable contributions, as well as increased personnel and related costs, partially offset by decreased stock based compensation expense.

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

At September 30, 2021, we had $540.3 million in cash, cash equivalents, and investment securities, compared to $632.0 million at December 31, 2020. This $91.7 million decrease was primarily due to cash used in operating activities. Net cash used in operating activities decreased to $102.5 million for the nine months ended September 30, 2021 compared to $108.7 million for the nine months ended September 30, 2020. This decrease in cash used in operations was primarily due to an increase in our net revenues as well as decreased research and development costs.

Net cash used in investing activities totaled $142.7 million for the nine months ended September 30, 2021 compared to net cash provided by investing activities totaled $309.5 million for the nine months ended September 30, 2020. The decrease in net cash provided by investing activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to decreased net maturities of investment securities.

Net cash provided by financing activities decreased to $13.8 million for the nine months ended September 30, 2021 compared to $62.9 million for the nine months ended September 30, 2020. This decrease in net cash provided by financing activities for the nine months ended September 30, 2021 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options.

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

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive and financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

The information required to be set forth under this Item 1 is incorporated by reference to the section titled “Legal Proceedings” in Note 9 to the condensed consolidated financial statements included in this Quarterly Report.

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

In addition, our business could be adversely affected by the effects of public health threats, including the COVID-19 pandemic. During 2021, sales of NUPLAZID were negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits and a continuing reduced occupancy rates at long-term care facilities. While we observed incremental improvements in some of these factors during the later part of the year, the levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of recovery, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects. If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of pimavanserin for other indications in addition to treatment of PDP in the U.S., or for any indication in foreign jurisdictions, or regulatory approval of trofinetide for Rett syndrome, we will not be able to market pimavanserin for other indications in the U.S. or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.*

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PDP does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. For example, following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. In July 2020 the FDA notified us of its filing of our sNDA with a filing date of August 2, 2020 and a PDUFA target action date of April 3, 2021. As part of its filing communication, the FDA advised us that it had not identified any potential review issues at that point in its evaluation and at that time was not planning to hold an Advisory Committee meeting. On March 3, 2021, we received a notification from the FDA stating that it had identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments. The notification did not specify the deficiencies identified by the FDA. On April 2, 2021, we received a CRL from the FDA, indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In the CRL, the FDA cited a lack of statistical significance in some of the subgroups of dementia in the HARMONY study, as well as insufficient numbers of patients with certain less common dementia subtypes as lack of substantial evidence of effectiveness to support approval. The FDA also stated in the CRL that it considers Alzheimer’s disease psychosis study -019 to not be adequate and well controlled, citing that it was a single center study with no type I error control of secondary endpoints in which certain protocol deviations occurred. We conducted a Type A, end of review, meeting at which the FDA reiterated its stated position in the CRL, that pimavanserin should be studied by individual subgroups of DRP, and advised us that the best path forward is to conduct an additional clinical study in each of the subgroups for which we seek approval. However, the FDA was also open to reviewing additional analyses from the HARMONY and -019 studies in support of a potential resubmission for individual subgroups without additional clinical studies. We have scheduled a follow-up meeting with the FDA to further discuss later this year. In light of these developments, it is currently unclear when, or whether, approval of pimavanserin in DRP can be obtained. Depending on the outcome of our future discussions with the FDA, we could be required to conduct additional costly and time-consuming clinical trials or other studies to support a subsequent request for approval in DRP, or to forego further development of pimavanserin in DRP, which could substantially delay or prevent approval of pimavanserin in DRP or limit our market opportunity in that indication.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PDP, an indication for which no other FDA-approved pharmaceutical treatment currently exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Additionally, although we did not see a material impact on NUPLAZID net sales for the year ended December 31, 2020 due to the COVID-19 pandemic, we have seen a negative impact to date in 2021, and the ultimate effects of COVID-19, and the duration thereof, are difficult to assess or predict at this time. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PDP, the rate of diagnosis of PDP, the prevalence and rate of hallucinations and delusions in patients diagnosed with PDP, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PDP, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PDP, instead of NUPLAZID. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PDP, issues may arise with respect to patient adherence and compliance rates. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it.

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

Following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. In July 2020 the FDA advised us that it had not identified any potential review issues at that point in its evaluation. On April 2, 2021, we received a CRL indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In the CRL, the FDA cited a lack of statistical significance in some of the subgroups of dementia in the HARMONY study, as well as insufficient numbers of patients with certain less common dementia subtypes as lack of substantial evidence of effectiveness to support approval. The FDA also stated in the CRL that it considers Alzheimer’s disease psychosis study -019 to not be adequate and well controlled, citing that it was a single center study with no type I error control of secondary endpoints in which certain protocol deviations occurred. We conducted a Type A meeting at which the FDA reiterated its stated position in the CRL, that pimavanserin should be studied by individual subgroups of DRP, and advised us that the best path forward is to conduct an additional clinical study in each of the subgroups for which we seek approval. However, the FDA was also open to reviewing additional analyses from the HARMONY and -019 studies in support of a potential resubmission for individual subgroups without additional clinical studies. We have scheduled a follow-up meeting with the FDA to further discuss later this year. At this point, it is currently unclear when, or whether, approval of pimavanserin in DRP can be obtained. Depending on the outcome of our future discussions with the FDA, we could be required to conduct additional costly and time-consuming clinical trials or other studies to support a subsequent request for approval in DRP, or to forego further development of pimavanserin in DRP, any of which could substantially delay or prevent approval of pimavanserin in DRP or limit our market opportunity in that indication.

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

If we receive approval of NUPLAZID in additional indications, including DRP, we would need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of September 30, 2021, we employed approximately 570 employees. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, and integrate additional employees and retain existing employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize NUPLAZID and any other product candidates that receive regulatory approval and to compete effectively will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize NUPLAZID, we will need to support the training and ongoing activities of our sales force. In light of the FDA’s recent actions regarding our sNDA, however, and the resulting uncertainty as to the timing of such commercial launch, we may need to re-evaluate both current staffing levels and future hiring plans. To that end, we must be able to:

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

We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2021, we had an accumulated deficit of approximately $2.1 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidate opportunities.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $540.3 million at September 30, 2021. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cut and Jobs Act of 2017 (2017 Tax Act) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

In addition, our business could be adversely affected by the effects of public health threats, including the COVID-19 pandemic. During 2021, sales of NUPLAZID were negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits and a continuing reduced occupancy rates at long-term care facilities. While we observed incremental improvements in some of these factors during the later part of the year, the levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects.

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

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. There have been legal and political challenges to certain aspects of the ACA. For example, the 2017 Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and also increased the percentage that a drug manufacturer must discount the cost of prescription drugs from 50% to 70%. Given that the current patient population for NUPLAZID is primarily Medicare beneficiaries, accelerating the closure of the coverage gap and the increase in the discount that must be paid, could have a significant impact on the Company’s business in 2021 and beyond. Furthermore, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the U.S. since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of former President Trump’s importation executive order announced in July 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. In addition, on November 20, 2020, the Centers for Medicare and Medicaid Services (CMS) issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles.  No legislation or administrative actions have been finalized to implement these principles. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID or any other products for which we may receive regulatory approval. It is also possible that additional governmental action may be taken in response to the COVID-19 pandemic.

We are subject, directly and indirectly, to federal, state and foreign healthcare and data protection laws and regulations, including healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.*

Our operations are directly, and indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal False Claims Act, and physician payment sunshine laws and regulations. These laws may impact, among other things, our clinical research, sales, marketing, grants, charitable donations, and education programs and constrain the business or financial arrangements with healthcare providers, physicians, charitable foundations that support Parkinson’s disease patients generally, and other parties that have the ability to directly or indirectly influence the prescribing, ordering, marketing, or distribution of our products for which we obtain marketing approval. In addition, we and any current or potential future collaborators, partners or service providers are or may become subject to data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, including laws and regulations that apply to our processing of personal data or the processing of personal data on our behalf. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

•

analogous state and local laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities and/or the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers and personal data protection, such as the European General Data Protection Regulation (EU) 2016/679 (GDPR), which became effective in May 2018 and contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation, including companies like us that conduct clinical trials in the European Economic Area (EEA); we anticipate that over time we may expand our business operations to include additional operations in the EU and with such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

The GDPR has increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Failure to comply with the GDPR carries significant risk as potential fines for noncompliant companies of are up to the greater of €20 million or 4% of annual global revenue and potential penalties include a prohibition on use of personal data subject to the GDPR, which could impact our operations and ability to develop our products and provide our services, including interrupting or ending EEA clinical trials. Compliance with the GDPR and the laws and regulations of applicable EU Member States and similar data protection laws in domestic and other foreign jurisdictions (such as Switzerland and the United Kingdom) is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, and reputational harm in connection with our activities.

In addition, certain jurisdictions have enacted data localization laws and laws regulating or restricting cross-border personal data transfers. For example, European data protection laws, including the GDPR, generally restrict the transfer of personal data from Europe, including the EEA, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. A decision by the Court of Justice of the European Union (the “Schrems II” ruling), however, invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal data from Europe, and raised questions about whether the European Commission’s Standard Contractual Clauses (SCCs), one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the U.S. or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, may similarly determine that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal information from the UK to the U.S.  In June 2021, the European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon them to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data. For example, inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense.

Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. Beginning in 2021, the data protections of the GDPR continued to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR.” However, going forward, there will be increasing potential for divergence in the application and interpretation of the data protection laws as between the United Kingdom and the EEA. Furthermore, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows personal data transfers (other than those carried out for the purposes of United Kingdom immigration control) from the EEA to the United Kingdom to continue without restriction for four years (ending June 27, 2025). After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of the issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data form the EEA to the United Kingdom to continue.

Moreover, states in the U.S. are constantly adopting new data protection laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted legislation, which became effective on January 1, 2020, that has been called the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act (CCPA), gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and can include any of our current or future employees who may be California residents) and provide such residents new ways to opt-out of certain sales of personal information. The CCPA authorizes private lawsuits to recover statutory damages for data breaches that is expected to increase data breach litigation.  The CCPA also allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some personal information processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase our potential liability with respect to other personal information we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to enforce the CCPA (as amended), which could increase the risk of an enforcement action. Moreover, other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.

Compliance with U.S. and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose personal data, or in some cases, impact our ability to operate in certain jurisdictions. Data protection laws worldwide are, and are likely to remain, uncertain for the foreseeable future. While we strive to comply with applicable data protection laws, external and internal privacy and security policies, and contractual data protection obligations and other data protection obligations to the extent possible, we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, collaborators, partners or vendors do not comply with applicable data protection obligations. Actual or perceived failure to comply with our protection obligations could result in government enforcement actions (which could include civil or criminal penalties), investigations, private litigation, other liabilities and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individual’s privacy rights, even if we are found not liable, could be expensive and time consuming to defend.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price (AMP), for single source and innovator multiple source drugs, beginning January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

In addition, the HHS Office of Inspector General and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate AMP, and best price (BP), for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in significant civil monetary penalties for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the civil False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

We are dependent on information technology systems, infrastructure and data, which exposes us to data security risks. If our security measures are compromised now, or in the future, or the security, confidentiality, integrity or availability of, our information technology, software, services, communications or data is compromised, limited or fails, this could result in a materially adverse impact, including without limitation, a material operation or service interruption, harm to our reputation, significant fines, penalties and liability, breach or triggering of data protection laws, privacy policies and data protection and data protection obligations, loss of customers or sales, interruption of our clinical trials, or users curtailing or ceasing their use of our products.*

We are dependent upon our own and third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), personnel theft or misuse, denial-of-service attacks (such as credential stuffing), phishing attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, ransomware attack victims may prefer to make payment demands, but if we were to be a victim of such an attack, we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach or disruption of our systems and networks or the systems or networks of third parties that support us. Despite the security controls we have in place, such attacks are difficult to avoid. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. For example, due to the COVID-19 pandemic and the potential that our personnel may work remotely, there may exist an increased risk to our information technology assets and data. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our business partners, collaborators, and service providers face similar risks and any security breach of their systems could adversely affect our security posture.

We may be required to expend significant resources, fundamentally change our business activities and practices (including our clinical trials) or modify our operations or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient/ trial participant information, including personally identifiable information or protected health information, or a perceived security breach or violation, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, subject us to investigations by federal or state authorities, require us to verify the correctness of database contents, harm our reputation and otherwise subject us to litigation or other liability under our data protection obligations, any of which could disrupt our business and/or result in increased costs or loss of revenue. Further, a security breach could result in temporary or permanent bans on all or some processing of personal data, which could impact our clinical trials or other development of our products. Moreover, security incidents can result in the diversion of funds, and interruptions, delays or outages in our operations. Failures or significant downtimes of or information technology or telecommunication systems or those used by the third parties upon whom we rely could cause significant interruptions in our operations and could adversely impact the confidentiality, integrity, and availability of sensitive information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business. Additionally, violations of our external contractual commitments and internal privacy and security policies may require us to notify relevant stakeholders if there has been a security breach, including affected individuals, business partners and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to a materially adverse impact on the business, including negative publicity, a loss of confidence in our services or security measures by our business partners or breach of contract claims. There can be no assurances that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or other data protection obligations related to information security or security breaches. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 8, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: November 8, 2021	By:	/s/ Stephen R. Davis
Stephen R. Davis
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)