Form 10-K
period 2021-12-31
ACADIA PHARMACEUTICALS INC
filed 2022-03-01
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50768

ACADIA PHARMACEUTICALS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1376651
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2
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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.5 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2021 of $24.39 per share.

As of February 15, 2022, 161,203,748 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2022 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2021

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

We believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PDP and we plan to continue to study the use of pimavanserin in multiple disease states. Beyond PDP, we believe Alzheimer’s disease psychosis (ADP), represents one of our most important opportunities for further development. In February 2022, we resubmitted to the FDA a supplemental New Drug Application (sNDA) for NUPLAZID for the treatment of hallucinations and delusions associated with ADP.

Negative symptoms of schizophrenia have been associated with poor long-term outcomes and disability even when the positive symptoms are well controlled, representing a high unmet need. There are currently no FDA-approved therapies for the treatment of the negative symptoms of schizophrenia. We are currently exploring the utility of pimavanserin in this area. In the fourth quarter of 2019 we announced positive results from our pivotal ADVANCE study and in the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 program is evaluating the efficacy of pimavanserin in patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. We anticipate announcing top-line results from the Phase 3 ADVANCE-2 study in 2023.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren Pharmaceuticals Limited (Neuren). Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Currently, there are no approved medicines for the treatment of Rett syndrome. In December 2021, we announced positive results from our pivotal Phase 3 LAVENDER study. The study demonstrated a statistically significant improvement over placebo for both co-primary endpoints as well as key secondary endpoint. We plan to submit to the FDA a New Drug Application (NDA) for trofinetide for the treatment of Rett syndrome around mid-year 2022.

In March 2020, we acquired an exclusive worldwide license from Vanderbilt University to develop and commercialize novel drug candidates targeting positive allosteric modulators (PAMs) of the muscarinic M1 receptor with the potential to treat cognition in dementia and psychotic symptoms in schizophrenia. These M1 PAMs represent a promising approach for improving cognitive function and other neuropsychiatric symptoms in patients suffering from CNS disorders. The license covers a portfolio of candidates, with molecules at various stages of testing, including the lead compound, ACP-319, which is in Phase 1 testing, and several additional compounds in preclinical development as well as any additional compounds generated in an ongoing discovery program.

In August 2020, we acquired CerSci Therapeutics Incorporated (CerSci). The lead product candidate, ACP-044, is a non-opioid, redox modulator in development for treatment of acute and chronic pain. The mechanism of action is believed to modulate redox pathways involved in pain signaling by removing increased levels of reactive oxygen and nitrogen species caused by tissue injury, inflammation, and disease. In addition, through the acquisition, we obtained a portfolio of preclinical stage molecules, including brain penetrant compounds, with potential for symptomatic and disease modifying utility in neurodegenerative diseases. ACP-044 has shown promising results in animal models evaluating incisional, inflammatory, and neuropathic pain, as well as favorable tolerability and pharmacokinetic properties in Phase 1 trials. In March 2021, we initiated a Phase 2 study evaluating ACP-044 for the treatment of postoperative pain following bunionectomy surgery. We anticipate results from this study around the end of the first quarter of 2022. In June 2021, we initiated an additional Phase 2 study evaluating ACP-044 for the treatment of pain associated with osteoarthritis and currently anticipate announcing top-line results around the end of 2022.

In January 2022, we entered into a license and collaboration agreement with Stoke Therapeutics, Inc. (Stoke) to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. The collaboration includes SYNGAP1 syndrome, Rett syndrome (MECP2), and an undisclosed neurodevelopmental target. For the SYNGAP1 program, the two companies will jointly share global research, development and commercialization responsibilities and share 50/50 in all worldwide costs and future profits. For the Rett syndrome (MECP2) and the undisclosed neurodevelopmental program, Stoke will lead research and pre-clinical development activities, while we will lead clinical development and commercialization activities.

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

Our Strategy

Our strategy is to identify, develop and commercialize innovative therapies that address unmet medical needs in CNS disorders and rare diseases. Key elements of our strategy are to:

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
•
Advance our late-stage opportunities in Alzheimer's disease psychosis, Rett syndrome and negative symptoms of schizophrenia. In February 2022, we resubmitted to the FDA an sNDA for NUPLAZID for the treatment of hallucinations and delusions associated with ADP. In addition, based on the positive results from the Phase 3 LAVENDER study, we plan to submit to the FDA an NDA for trofinetide for the treatment of Rett syndrome around mid-year 2022. We also have an ongoing Phase 3 program evaluating pimavanserin for the treatment of negative symptoms of schizophrenia with top-line results expected in 2023.
•
Develop our next wave of breakthroughs. We are advancing multiple clinical programs focused on the treatment of neurological and psychiatric indications that are underserved due to limited or no treatment options and represent large unmet medical needs. We have ongoing research programs and are focused on licensing and acquiring new programs through strategic business development, such as recent transaction with Stoke.

Our Pipeline

COMPOUND/ PROGRAM
INDICATION
PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
MARKETED
NUPLAZID® (pimavanserin)[1]
Parkinson's Disease Psychosis
Pimavanserin[2]
Alzheimer's Disease Psychosis
Trofinetide[3]
Rett Syndrome
Pimavanserin
Negative Symptoms of Schizophrenia
ACP-044
Postoperative and Osteoarthritis Pain
ACP-319[4]
Schizophrenia and Cognition in Alzheimer's
Stroke Therapeutics Collaboration[5]
Multiple ASO programs (SYNGAP1, Rett, other)
Additional Preclinical Programs (undisclosed)

[1]NUPLAZID (pimavanserin) is only approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with Parkinson's disease psychosis.

[2]Acadia received a CRL for its sNDA for pimavanserin for the treatment of DRP. Acadia has resubmitted the sNDA for the treatment of hallucinations and delusions associated with Alzheimer's disease psychosis.

[3]Acadia has an exclusive license to develop and commercialize trofinetide in North America from Neuren Pharmaceuticals.

[4]Acadia has an exclusive worldwide license to develop and commercialize ACP-319 and other M1 PAM program compounds from Vanderbilt University.

[5]Acadia entered into a collaboration with Stoke Therapeutics to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases.

NUPLAZID (pimavanserin)

Pimavanserin is a new chemical entity that we discovered and that was approved by the FDA in April 2016 for the treatment of hallucinations and delusions associated with PDP. It is the only drug approved in the United States for this condition and is marketed under the tradename NUPLAZID in the United States. NUPLAZID is a selective serotonin inverse agonist/antagonist preferentially targeting the 5-HT2A receptor, a key serotonin receptor that plays an important role in psychosis. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PDP without negatively impacting motor function in our Phase 3 pivotal trial. NUPLAZID has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PDP. We hold worldwide commercialization rights to NUPLAZID for all indications and have established a broad patent portfolio, which includes numerous issued patents in the United States, Europe, and several additional countries. NUPLAZID is available in 34 mg capsule and 10 mg tablet dosage forms.

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

In connection with the FDA approval of NUPLAZID, we have agreed to four post-marketing commitments. Three of the four commitments have been fulfilled within the agreed upon timelines. The forth commitments, a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID, remains ongoing.

Pimavanserin as a Treatment for Alzheimer’s Disease Psychosis

An estimated over 6.0 million people in the United States are living with Alzheimer’s disease dementia and studies suggest that approximately 30% of patients, or 1.8 million people, have psychosis, commonly consisting of delusions and hallucinations. Approximately 900 thousand patients in the United States are currently treated for ADP and of those treated, approximately two-thirds are treated with off-label anti-psychotics.

Symptoms of ADP are often persistent and may occur with increasing frequency with progression of disease as patients become more impaired. Serious consequences have been associated with persistent or severe psychosis in persons with dementia such as repeated hospital admissions, earlier progression to nursing home care, severe dementia, and death. There are currently no FDA-approved treatments for ADP. Off-label use of typical and atypical antipsychotics is associated with modest and often equivocal efficacy in these patients. In addition, use of currently available antipsychotics is associated with a significant acceleration in cognitive decline in patients with dementia as well as numerous off-target toxicities, thus negatively impacting the primary illness. The cognitive effects of treatment with an atypical antipsychotic were evaluated in the National Institute of Mental Health Clinical Antipsychotic Trials of Intervention Effectiveness–Alzheimer’s Disease (CATIE-AD) study. In this study, patients on any atypical antipsychotic had significantly greater rates of decline in cognitive function compared to patients on placebo. This pronounced negative impact of currently used antipsychotics on cognitive function is believed to be associated with the common pharmacologic property of these drugs, namely blocking of dopamine receptors. Atypical antipsychotics are associated with a number of off-target and dose-limiting side effects, such as extrapyramidal symptoms, orthostatic hypotension, hematologic abnormalities, and metabolic, gastrointestinal and sedative effects. These off-target toxicities are associated with increased risk for falls, infection, aspiration pneumonia, and other serious complications in this vulnerable patient population. With no approved therapies for the treatment of patients with ADP and current off-label use of atypical antipsychotics carrying significant morbidity risks including worsening in cognitive decline and other off target toxicities, we believe that ADP represents an area of high unmet need.

In September 2017, we initiated HARMONY, a Phase 3, randomized, double-blind, placebo-controlled relapse prevention study, evaluating the efficacy and safety of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis (DRP), including a subgroup of ADP patients. The objective of the study was to evaluate the ability of pimavanserin to prevent relapse of psychosis in a broad population of patients with the most common subgroups of dementia. Furthermore, in the fourth quarter of 2017, the FDA granted Breakthrough Therapy Designation to pimavanserin for the treatment of DRP.

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

In September 2019, we announced that our Phase 3 HARMONY relapse prevention trial evaluating pimavanserin for the treatment of DRP would be stopped early for positive efficacy as it met the primary endpoint, demonstrating a highly statistically significant longer time to relapse of psychosis with pimavanserin compared to placebo in a planned interim efficacy analysis. In December 2019, we announced top-line results from the HARMONY study in a presentation at the 12th CTAD Meeting. Pimavanserin met the primary endpoint of the study by significantly reducing the risk of relapse of psychosis by 2.8 fold compared to placebo (HR = 0.353; one-sided p=0.0023). In addition, pimavanserin met the key secondary endpoint by significantly reducing risk of discontinuation for any reason by 2.2 fold (HR = 0.452; one-sided p=0.0024). Clinically meaningful effect was also observed in the pre-specified ADP subgroup of 123 patients during the double-blind portion of the study (HR = 0.62). In the 12-week open-label treatment period, 61.8% of eligible patients met pre-specified criteria for pimavanserin treatment response at both week 8 and week 12 and were subsequently randomized into the double-blind period of the study. In an exploratory analysis in the open label-phase, the mean percent reduction from baseline on the SAPS+HD was 46.9%, 63.0% and 75.2%, at Weeks 4, 8 and enriched Week 12 population, respectively.

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

In July 2020 the FDA notified us of their filing of our sNDA with a PDUFA target action date of April 3, 2021. The sNDA was supported by results from the pivotal Phase 3 HARMONY study and included positive efficacy results from two additional placebo-controlled studies, both of which met their respective primary endpoints: the Phase 2 (-019) study in patients with Alzheimer’s disease psychosis and the Phase 3 (-020) study in patients with PDP. The sNDA included a large safety database from completed and ongoing studies representing over 1,500 patients with neurodegenerative disease.

In April 2021 the FDA issued a complete response letter (CRL) indicating that it had completed its review of the sNDA and determined that the application could not be approved in its present form. In the CRL, the FDA cited a lack of statistical significance in some of the subgroups of dementia in the HARMONY study, as well as insufficient numbers of patients with certain less common dementia subgroups as lack of substantial evidence of effectiveness to support approval. The FDA also stated in the CRL that it considers Alzheimer’s disease psychosis study -019 to not be adequate and well controlled, citing that it was a single center study with no type I error control of secondary endpoints in which certain protocol deviations occurred. An end of review (Type A) meeting was held in June 2021, at which the FDA reiterated, as stated in the CRL, that pimavanserin should be studied by individual subgroups of DRP, and advised us that the best path forward may be to conduct an additional clinical study in each of the subgroups for which we would seek approval. However, the FDA was also open to reviewing additional analyses from the HARMONY and -019 studies in support of a potential resubmission for individual subgroups without additional clinical studies. We subsequently held additional meetings (Type B) with the FDA and further discussed the potential for a resubmission based on additional analyses supporting a potential indication for treatment of ADP specifically. In February 2022, we made a resubmission to the FDA for NUPLAZID for the treatment of hallucinations and delusions associated with ADP and to provide a complete response to the issues outlined in FDA’s CRL.

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

ADVANCE was a Phase 2, 26-week, randomized, double-blind, placebo-controlled, multi-center, international study designed to examine the efficacy and safety of pimavanserin in patients with schizophrenia who have predominant negative symptoms while on a stable background antipsychotic therapy. 403 patients were randomized to receive once-daily pimavanserin (n=201) or placebo (n=202) as an adjunct treatment to their ongoing antipsychotic in a flexible dosing regimen. The starting daily dose of 20 mg of pimavanserin at baseline could have been adjusted to 34 mg or 10 mg during the first eight weeks of treatment. 53.8% of patients who were randomized to receive pimavanserin completed the trial on 34 mg, 44.7% on 20 mg, and 1.5% on 10 mg. The primary endpoint of the study was the change from baseline to week 26 on the NSA-16 total score. In November 2019, we announced positive top-line results from the ADVANCE study. In this study, pimavanserin demonstrated a statistically significant improvement on the study’s primary endpoint, the change from baseline to week 26 on the Negative Symptom Assessment-16 (NSA-16) total score, compared to placebo (p=0.043). A greater improvement in the NSA-16 total score compared to placebo was observed in patients who received the highest pimavanserin dose of 34 mg (n=107; unadjusted p=0.0065). Pimavanserin did not separate from placebo on the key secondary endpoint, the Personal and Social Performance (PSP) scale. In the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 study will evaluate the efficacy of pimavanserin 34 mg once daily compared to placebo in approximately 386 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. We anticipate announcing top-line results from the Phase 3 ADVANCE-2 study in 2023.

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

In October 2019, we initiated the Phase 3 LAVENDER study, a randomized, double-blind placebo-controlled study evaluating trofinetide in approximately 180 girls and young women 5 to 20 years of age with Rett syndrome. Half of study participants will receive trofinetide and half will receive placebo. Co-primary efficacy endpoints of the study will measure symptom improvement using the Rett Syndrome Behavior Questionnaire (RSBQ), a caregiver assessment, and the Clinical Global Impression Scale-Improvement (CGI-I), a clinician assessment. In December 2021, we announced positive top-line results from the study. The placebo-controlled study demonstrated a statistically significant improvement over placebo for both endpoints. On the RSBQ, change from baseline to week 12 was -5.1 vs. -1.7 (p=0.0175; effect size=0.37). The CGI-I score at week 12 was 3.5 vs. 3.8 (p=0.0030; effect size=0.47). Additionally, trofinetide demonstrated a statistically significant separation over placebo on the key secondary endpoint, the Communication and Symbolic Behavior Scales Developmental Profile™ Infant-Toddler Checklist–Social composite score (CSBS-DP-IT–Social) change from baseline to week 12 was -0.1 vs. -1.1 (p=0.0064; effect size=0.43).

Study treatment discontinuation rates related to treatment emergent adverse events (TEAEs) were 17.2% in the trofinetide group as compared to 2.1% in the placebo group. The most common adverse events were diarrhea (80.6% with trofinetide vs. 19.1% with placebo), of which 97.3% in the trofinetide arm were characterized as mild-to-moderate, and vomiting (26.9% with trofinetide vs. 9.6% with placebo), of which 96% in the trofinetide arm were characterized as mild-to-moderate. Serious adverse events were observed in 3.2% of study participants in both the trofinetide and placebo groups. Patients completing the LAVENDER study had the opportunity to continue to receive trofinetide in the open-label LILAC and LILAC-2 extension studies. More than 95% of participants who completed the LAVENDER study elected to roll-over to the LILAC open-label extension study.

We plan to submit an NDA around mid-year 2022. Trofinetide has been granted Fast Track Status and Orphan Drug Designation for Rett syndrome. Trofinetide has also been granted Rare Pediatric Disease (RPD) designation by the FDA. An NDA with Fast Track and/or Orphan Drug Designation is eligible for priority review. With an RPD we would expect to be awarded a RPD Priority Review Voucher if approved, subject to final determination by the FDA.

ACP-044

ACP-044, is a non-opioid, redox modulator in development for treatment of acute and chronic pain. The mechanism of action is believed to modulate redox pathways involved in pain signaling by removing increased levels of reactive oxygen and nitrogen species caused by tissue injury, inflammation, and disease. There is a significant high unmet need for more effective, safe, non-opioid and non-addictive treatments for pain management. ACP-044 has shown promising results in animal models evaluating incisional, inflammatory, and neuropathic pain, as well as favorable tolerability and pharmacokinetic properties in Phase 1 trials. In March 2021, we initiated a Phase 2 study evaluating ACP-044 for the treatment of postoperative pain following bunionectomy surgery. We anticipate results from this study around the end of the first quarter of 2022. In June 2021, we initiated an additional Phase 2 study evaluating ACP-044 for the treatment of pain associated with osteoarthritis and expect top-line results around year-end 2022.

ACP-319

ACP-319 is a positive allosteric modulator of the muscarinic receptor targeting M1 (M1 PAM). The challenge with targeting the muscarinic system has been issues related to tolerability. Targeting of these receptors has been associated with cholinergic side effects. However, the allosteric modulation of the M1 receptor may achieve the potential therapeutic benefits without the unwanted side effects. Animal studies have demonstrated improvement in models of both cognition and schizophrenia without the cholinergic side effects. Given the high unmet need, ACP-319 is being developed for potential utility in cognition in dementia and psychotic symptoms in schizophrenia. ACP-319 is currently in Phase 1 clinical development.

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

If approved, pimavanserin for the treatment of ADP would also compete with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine, as well as generic mood stabilizers such as valproate. Other generic agents for the treatment of underlying dementia such as donepezil and memantine may also be secondarily used for the treatment of ADP, although NUPLAZID would not be promoted to replace these agents.

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

Trofinetide, if approved, would compete indirectly with off-label usage of branded and generic prescription medications targeted at individual symptoms of Rett syndrome, including antiepileptics, antipsychotics, antidepressants and benzodiazepines. Several academic institutions and pharmaceutical companies are currently conducting clinical trials for the treatment of various symptoms of Rett syndrome.

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

Intellectual Property

We currently hold 47 issued U.S. patents and a significant number of related issued foreign patents. We have also exclusively licensed rights to an additional 28 issued U.S. patents, and a number of related foreign patents. Patents and other proprietary intellectual property rights are an essential element of our business. Our strategy is to file patent applications in the United States and any other country that represents an important potential commercial market to us. In addition, we seek to protect our technology and inventions (and improvements to inventions) that are important to the development of our business. Our patent applications claim proprietary technology, including chemical synthetic or manufacturing methods, drug assays, novel compounds, compositions, formulations and methods of treatment. We also rely upon trade secrets, including technologies that may be used to discover and validate targets, to identify and develop novel drugs, as well as manufacturing or clinical development technologies, among others. We protect our trade secrets by, among other things, requiring employees and third parties who have access to our proprietary information to sign confidentiality and nondisclosure agreements. We are a party to various license agreements that give us rights to use certain technologies in our research and development.

Pimavanserin

To date, 36 U.S. patents have been issued to us that relate to pimavanserin, NUPLAZID and methods of use. Fourteen of these are Orange Book-listed patents that relate to pimavanserin, NUPLAZID and our approved indication, and cover the general formula of the compound, the composition of matter, with claims specifically directed to pimavanserin and salts thereof, the specific polymorph form of pimavanserin, the approved formulations, and the use thereof for treating our approved indication. The composition of matter patent covering pimavanserin and salts thereof currently has an expiration date in 2027, which could be extended to April 2030 with the addition of the patent term extension (PTE) application we have filed and elected to apply to this patent. This PTE application is currently being reviewed by the U.S. Patent and Trademark Office (PTO). The patents covering the polymorph form and the use of pimavanserin or NUPLAZID for our approved indication are currently set to expire between 2022 and 2028. These patent terms include adjustments made by the PTO, but not extensions.

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

The remaining 22 U.S. patents relating to pimavanserin that have been issued to us cover methods of use of pimavanserin for, among other things, treating AD Psychosis, Alzheimer’s disease indications, schizophrenia, bipolar disorder, Lewy body dementia, sleep disorders, hallucinations and delusions, other indications and methods of producing pimavanserin. We also have a significant number of related issued foreign patents that specifically cover pimavanserin and polymorphs thereof in Europe and Asia as well as in Australia, Canada, Mexico and other countries.

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

We entered into a license agreement in 2006 for certain intellectual property rights from the Ipsen Group that complement the intellectual property portfolio for our serotonin platform, including pimavanserin. We are required to pay to the Ipsen Group royalties of up to 2% of net product sales of NUPLAZID pursuant to the agreement. This obligation terminated in October 2021.

Trofinetide

To date, 10 U.S. patents have been issued and exclusively licensed to us from Neuren Pharmaceuticals that relate to trofinetide and methods of use of trofinetide. Several U.S. patents would be eligible for Orange Book listing, including a composition of matter patent with claims specifically directed to trofinetide or salts thereof and a patent claiming the use of trofinetide for treating Rett syndrome. The composition of matter patent covering trofinetide and salts thereof currently has an expiration date in 2022, and the use patent for treating Rett syndrome has an expiration date in 2032.

Under the license agreement with Neuren, we continue to file and prosecute patent applications directed to trofinetide, formulations of trofinetide, methods of manufacturing and methods of treating Rett syndrome using trofinetide.

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

If a product is approved, we must also comply with post-marketing requirements, including, but not limited to, compliance with advertising and promotion laws enforced by various government agencies, including the FDA’s Office of Prescription Drug Promotion, and through such laws as federal and state anti-fraud and abuse laws, including anti-kickback and false claims laws, healthcare information privacy and security laws, post-marketing safety surveillance, and disclosure of payments or other transfers of value to healthcare professionals and entities. In addition, we are subject to other federal and state regulation including, for example, the implementation of corporate compliance programs.

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
•
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors by such law), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. By way of example, in March 2010, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA) was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018 (the BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional Congressional action is taken. However, coronavirus disease 2019 (COVID-19) relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers.

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. In addition, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. However, it is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In 2015 and 2020, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to Acadia Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary (Acadia GmbH). Our active pharmaceutical ingredient (API), has been manufactured in Switzerland for over 10 years and we anticipate continuing to manufacture in Switzerland. Acadia GmbH manages the worldwide supply chain of pimavanserin API.

Acadia GmbH has contracted with Siegfried AG, to manufacture the API to be used in NUPLAZID for commercial sale. Under the manufacturing agreement, Acadia GmbH has agreed to purchase from Siegfried specified percentages of our commercial requirements of API for the United States and Europe. The parties may also agree in the future on additional services under the manufacturing agreement with respect to non-commercial supply or development activities. The term of the manufacturing agreement ended in December 2021 and renewed for a two-year term and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated earlier pursuant to its terms. Either party may terminate the manufacturing agreement prior to expiration upon an uncured material breach by the other party, upon the dissolution or liquidation of the other party, the commencement of insolvency procedures that are not dismissed within a certain period of time, the appointment of any receiver, trustee or assignee to take possession of the properties of the other party or the cessation of all or substantially all of the other party's business operations, upon certain continuing patent infringement, regulatory litigation or other legal proceedings involving the manufacture of API, upon a continuing force majeure affecting the other party, or if no services are currently being provided under the manufacturing agreement. Additionally, if the parties agree on development services under the manufacturing agreement, the parties may terminate such services by mutual agreement if reasonable efforts to achieve the goals of such services fail. Acadia GmbH also may terminate any services under the manufacturing agreement for any reason on 90 days’ prior notice to Siegfried, subject to the requirements of the manufacturing agreement.

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

We sell NUPLAZID to a limited number of specialty pharmacies (SPs), and specialty distributors (SDs), which we collectively refer to as our customers. SPs subsequently dispense NUPLAZID to patients based on the fulfillment of a prescription and SDs subsequently sell NUPLAZID to government facilities, long-term care pharmacies, and in-patient hospital pharmacies. Four customers, each based in the United States, accounted for approximately 74% of our total revenue for the year ended December 31, 2021. We have retained third-party service providers to perform a variety of functions related to the distribution of NUPLAZID, including warehousing, customer service, order-taking, invoicing, collections, and shipment and returns processing.

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

Long-Lived Assets

Our tangible long-lived assets are comprised of intangible assets and property and equipment. Our property and equipment totaled $8.0 million, $9.2 million, and $3.2 million as of December 31, 2021, 2020 and 2019, respectively. All of our tangible long-lived assets are located in the United States. Our intangible assets, comprised of right-of-use assets and other intangibles acquired, totaled $58.3 million, $48.4 million and $12.1 million as of December 31, 2021, 2020 and 2019, respectively.

Employees and Human Capital

Employees. At December 31, 2021, we had a total of 514 employees, 512 of whom were full-time. We employ physicians, scientists and professionals in research and development, clinical, regulatory, manufacturing, marketing, sales, finance, legal and other functions that are important to our business. We also will continue to use temporary workers in certain instances in order to maximize our employment flexibility in light of our business needs. Additionally, when we think it is in the best interest of our business we will rely upon external advisers and consultants rather than our employees.

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
•
Public health threats, including the continuing COVID-19 pandemic, have impacted our clinical trials and could have an adverse effect on our operations and financial results, or may cause us to modify or suspend our financial guidance.
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

In addition, our business could be adversely affected by the effects of public health threats, including the COVID-19 pandemic. During 2021, sales of NUPLAZID were negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits and a continuing reduced occupancy rates at long-term care facilities. While we observed incremental improvements in some of these factors during the latter part of the year, their levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of recovery, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects. If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

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

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PDP does not ensure that foreign jurisdictions will also approve NUPLAZID for that indication, nor does it ensure that NUPLAZID will be approved by the FDA for any other indication. For example, following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. In July 2020 the FDA notified us of its filing of our sNDA with a filing date of August 2, 2020 and a PDUFA target action date of April 3, 2021. As part of its filing communication, the FDA advised us that it had not identified any potential review issues at that point in its evaluation and at that time was not planning to hold an Advisory Committee meeting. On March 3, 2021, we received a notification from the FDA stating that it had identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments. The notification did not specify the deficiencies identified by the FDA. On April 2, 2021, we received a CRL from the FDA, indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In the CRL, the FDA cited a lack of statistical significance in some of the subgroups of dementia in the HARMONY study, as well as insufficient numbers of patients with certain less common dementia subgroups as lack of substantial evidence of effectiveness to support approval. The FDA also stated in the CRL that it considers Alzheimer’s disease psychosis study -019 to not be adequate and well controlled, citing that it was a single center study with no type I error control of secondary endpoints in which certain protocol deviations occurred. We conducted an end of review (Type A) meeting at which the FDA reiterated, as stated in the CRL, that pimavanserin should be studied by individual subgroups of DRP, and advised us that the best path forward is to conduct an additional clinical study in each of the subgroups for which we seek approval. However, the FDA was also open to reviewing additional analyses from the HARMONY and -019 studies in support of a potential resubmission for individual subgroups without additional clinical studies. We subsequently held additional meetings (Type B) with the FDA and further discussed the potential for a resubmission based on additional analyses supporting a potential indication for treatment of ADP specifically. In February 2022, we made a resubmission to the FDA for NUPLAZID for the treatment of hallucinations and delusions associated with ADP and to make a complete response to the issues raised in the FDA’s CRL.

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

We initiated the Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in August 2020. There is no guarantee that our ongoing study will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve pimavanserin for that indication.

In December 2021, we announced positive results from our pivotal Phase 3 LAVENDER study. The study demonstrated a statistically significant improvement over placebo for both co-primary endpoints as well as key secondary endpoint. We plan to submit to the FDA an NDA for trofinetide for the treatment of Rett syndrome around mid-year 2022, but there is no guarantee that FDA will approve trofinetide for the treatment of Rett syndrome.

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

In connection with the FDA approval, we committed to conduct the following post-marketing studies: (i) a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID, (ii) studies to collect additional data to add to the NUPLAZID safety database from an aggregate of at least 500 predominantly frail and elderly subjects on NUPLAZID in one or more randomized, placebo-controlled studies of eight or more weeks duration, (iii) a drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer, and (iv) re-analysis of tissue samples from certain previously conducted preclinical studies. We have completed the (i) a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID, (iii) drug-drug interaction study with NUPLAZID and a strong CYP3A4 inducer and (iv) the re-analysis of tissue samples. We have received FDA approval of an sNDA for labeling revisions related to the completed CYP3A4 study. If we fail to comply with our remaining post-marketing commitment, or if the results of the post-marketing studies, or any other ongoing or planned clinical studies of NUPLAZID, are negative, the FDA could decide to withdraw approval, add warnings or narrow the approved indication in the product label.

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

We employ our own internal specialty sales force to commercialize NUPLAZID for the treatment of PDP as part of our commercialization strategy in the U.S. We will need to refine and further develop our sales force as we continue our commercialization efforts, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully refine and further develop our sales force. If we receive marketing approval for pimavanserin in ADP, we will need to increase our U.S. sales force significantly, and expand our commercial, medical affairs and general and administrative support functions to support commercialization for that indication.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PDP, an indication for which no other FDA-approved pharmaceutical treatment currently exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Additionally, NUPLAZID net sales for the year ended December 31, 2021 were negatively impacted due to the COVID-19 pandemic, and the continuing effects of COVID-19 on NUPLAZID net sales are difficult to assess or predict at this time. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PDP, the rate of diagnosis of PDP, the prevalence and rate of hallucinations and delusions in patients diagnosed with PDP, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PDP, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PDP, instead of NUPLAZID. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PDP, issues may arise with respect to patient adherence and compliance rates. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it.

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

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced successful results from the Phase 3 -020 Study of pimavanserin for PDP. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with AD Psychosis, those results may not be predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than in PDP, such as in ADP and schizophrenia. However, prior to the Phase 3 HARMONY study that we initiated in the fourth quarter of 2017, which was stopped early for efficacy in September 2019, we had never tested pimavanserin in clinical studies where the primary outcome was for the indication of DRP, and prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other studies that we had with the -020 Study, the HARMONY study and the ADVANCE study. For example, in July 2020 we announced top-line results from the Phase 3 CLARITY study evaluating pimavanserin as an adjunctive treatment with SSRI/SNRI drugs in MDD. In this study pimavanserin did not achieve statistical significance on the primary endpoint. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PDP or for other indications will be positive. Moreover, there can be no assurance that a positive study outcome will ultimately result in approval by the FDA.

If we do not successfully complete additional development of NUPLAZID, we will be unable to market and sell NUPLAZID or products derived from it for indications other than the treatment of hallucinations and delusions associated with PDP, or to generate related product revenues.

We are solely responsible for the development and commercialization of pimavanserin.

We have full responsibility for the pimavanserin program throughout the world. We expect our research and development costs for continued development of pimavanserin to be substantial. We are currently undertaking ongoing development work for pimavanserin, including clinical trials of pimavanserin for indications other than in PDP. In the event of approval for additional indications, we would need to add significant resources, and possibly raise additional capital, in order to further commercialize pimavanserin, and to conduct the necessary sales and marketing activities, and to conduct further development activities. Our current strategy is to continue to commercialize NUPLAZID for the treatment of hallucinations and delusions associated with PDP in the U.S. using our specialty sales force focused primarily on neurologists, a small group of psychiatrists, and pharmacists and physicians in long-term care facilities who treat PDP patients. If we receive marketing approval for pimavanserin in ADP, we will need to increase our U.S. sales force significantly, and expand our commercial, medical affairs and general and administrative support functions in connection with commercializing pimavanserin in ADP. In addition, if we are approved to commercialize NUPLAZID in markets outside of the U.S., we may need to establish one or more strategic alliances in the future for that purpose. Without future additional resources or collaboration partners in the U.S. and abroad, we might not be able to realize the full value of NUPLAZID.

Furthermore, even though NUPLAZID is approved for the treatment of hallucinations and delusions associated with PDP, a failure in a subsequent pimavanserin study for another indication, including our ongoing studies in schizophrenia and our previous studies in depression, or any additional studies that may be required in ADP, or a failure in our post-marketing studies could harm our ability to successfully market NUPLAZID for the treatment of hallucinations and delusions associated with PDP or could lead to it being withdrawn from the market. If we are unable to develop pimavanserin for other indications, we may not be able to maximize the potential of the compound and that could have a material adverse effect on our future revenues and our success as a company.

Pimavanserin is currently in late-stage development for additional indications other than in PDP, and we have completed Phase 3 development of trofinetide for Rett syndrome. Drug development is a long, expensive and unpredictable process with a high risk of failure.

Preclinical testing and clinical trials are long, expensive and unpredictable processes that can be subject to delays. It may take several years to complete the preclinical testing and clinical development necessary to commercialize a drug, and delays or failure can occur at any stage. Preliminary, initial, top-line or interim results of clinical trials do not necessarily predict final results and such results may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final results. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials.

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

Following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. In July 2020 the FDA advised us that it had not identified any potential review issues at that point in its evaluation. On April 2, 2021, we received a CRL indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In the CRL, the FDA cited a lack of statistical significance in some of the subgroups of dementia in the HARMONY study, as well as insufficient numbers of patients with certain less common dementia subgroups as lack of substantial evidence of effectiveness to support approval. The FDA also stated in the CRL that it considers Alzheimer’s disease psychosis study -019 to not be adequate and well controlled, citing that it was a single center study with no type I error control of secondary endpoints in which certain protocol deviations occurred. We conducted an end of review (Type A) meeting at which the FDA reiterated, as stated in the CRL, that pimavanserin should be studied by individual subgroups of DRP, and advised us that the best path forward is to conduct an additional clinical study in each of the subgroups for which we seek approval. However, the FDA was also open to reviewing additional analyses from the HARMONY and -019 studies in support of a potential resubmission for individual subgroups without additional clinical studies. We subsequently held additional meetings (Type B) with the FDA and further discussed the potential for a resubmission based on additional analyses supporting a potential label for ADP specifically. In February 2022, we submitted to the FDA an sNDA for NUPLAZID for the treatment of hallucinations and delusions associated with ADP.

We are currently conducting several studies and may conduct additional studies in the future.

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

If we receive approval of NUPLAZID in additional indications, including ADP, we would need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.

As of December 31, 2021, we employed approximately 510 employees. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, and integrate additional employees and retain existing employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

We have experienced significant net losses since our inception. As of December 31, 2021, we had an accumulated deficit of approximately $2.2 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $520.7 million at December 31, 2021. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flows, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating losses and certain other tax attributes to offset future taxable income or taxes may be limited.

Portions of our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

Tax authorities could reallocate our taxable income among out subsidiaries, which could increase our overall tax liability.

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

Public health threats, including the continuing COVID-19 pandemic, have impacted our clinical trials and could have an adverse effect on our operations and financial results, or may cause us to modify or suspend our financial guidance.

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

During 2021, sales of NUPLAZID were negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits and a continuing reduced occupancy rates at long-term care facilities. While we observed incremental improvements in some of these factors during the latter part of the year, their levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects.

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

We have contracted with Patheon Pharmaceuticals Inc. to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product for commercial use in the U.S. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S. Additionally, we have contracted with Siegfried AG to manufacture active pharmaceutical ingredient (API), to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API, and we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. While we currently have sufficient API and NUPLAZID finished product on hand to continue our commercial and clinical operations as planned, depending on the length of the COVID-19 pandemic and whether further disruptions occur, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from the COVID-19 outbreak, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute NUPLAZID for commercial sales and our product candidates for our clinical trials and research and development operations. Additionally, if NUPLAZID is approved for commercial sale in jurisdictions outside the U.S., we will need to contract with a third party to manufacture such products for commercial sale in the U.S. and/or in such other jurisdictions.

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

In August 2018, we entered into a license agreement with Neuren, and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. In March 2020, we entered into a license agreement with Vanderbilt University, and obtained exclusive worldwide license to develop and commercialize our M1 PAM program, and we may enter into additional license agreements in the future. In January 2022, we entered into a license and collaboration agreement with Stoke to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS.

Our agreements with Neuren, Vanderbilt University and Stoke impose, and we expect that future agreements where we in-license intellectual property will impose, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

Our commercial success depends on obtaining and maintaining intellectual property rights to our products and product candidates, including NUPLAZID, and technologies, as well as successfully defending these rights against third-party challenges. Successful challenges to, or misappropriation of, our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and contracts requiring confidentiality and nondisclosure. If our patents are successfully challenged, we may face generic competition prior to the expiration dates of our U.S. Orange Book listed patents. In addition, potential competitors have in the past and may in the future file an Abbreviated New Drug Application (ANDA) with the FDA for generic versions of NUPLAZID, seeking approval prior to the expiration of our patents. In response, we have filed complaints against these companies alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID. For a more detailed description of these matters, see section captioned “Legal Proceedings” elsewhere in this report. While we intend to defend the validity of such patents vigorously, and will seek to use all appropriate methods to prevent their infringement, such efforts are expensive and time consuming. Any substantial decrease in the revenue and income derived from NUPLAZID would have an adverse effect on our results of operations.

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of former President Trump’s importation executive order announced in July 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. In addition, on November 20, 2020, the Centers for Medicare and Medicaid Services (CMS) issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
•
the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors under such law), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;
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

In addition, certain jurisdictions have enacted data localization laws and laws regulating or restricting cross-border personal data transfers. For example, European data protection laws, including the GDPR, generally restrict the transfer of personal data from Europe, including the EEA, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. A decision by the Court of Justice of the European Union (the “Schrems II” ruling), however, invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies, including us, to import personal data from Europe, and raised questions about whether the European Commission’s Standard Contractual Clauses (SCCs), one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the U.S. or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, may similarly determine that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal information from the UK to the U.S. In June 2021, the European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon them to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data. For example, inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense.

Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. The data protections in the GDPR continue to apply to United Kingdom-related processing of personal data in substantially unvaried form under the so-called “UK GDPR.” However, going forward, there will be increasing potential for divergence in the application and interpretation of the data protection laws as between the United Kingdom and the EEA. Furthermore, the relationship between the United Kingdom and the EEA in relation to certain aspects of data protection law remains somewhat uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows personal data transfers from the EEA to the United Kingdom to continue without restriction for four years (ending June 27, 2025). After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During this time, the European Commission will continue to monitor the situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of the issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data form the EEA to the United Kingdom to continue.

Moreover, states in the U.S. are constantly adopting new data protection laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act of 2018 (CCPA), imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to enforce the CCPA (as amended), which could increase the risk of an enforcement action. Although the CCPA and the CPRA exempt some personal information processed in the context of clinical trials, these laws, to the extent applicable to our business and operations, may increase our potential liability with respect to other personal information we maintain about California residents. Moreover, other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.

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

For example, the use of NUPLAZID for the treatment of PDP competes with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine. If approved, pimavanserin for the treatment of ADP would also compete with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine, as well as generic mood stabilizers such as valproate. Other generic agents for the treatment of underlying dementia such as donepezil and memantine may also be secondarily used for the treatment of ADP, although NUPLAZID would not be promoted to replace these agents. Pimavanserin for the treatment of negative symptoms of schizophrenia, if approved for that indication, would compete with off-label use of Vraylar, marketed by Allergan, Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., Caplyta, marketed by IntraCellular Therapeutics and various generic drugs, including quetiapine, clozapine, risperidone, aripiprazole, and olanzapine. In addition, trofinetide, if approved would compete indirectly with off-label usage of branded and generic prescription medications targeted at individual symptoms of Rett syndrome, including antiepileptics, antipsychotics, antidepressants and benzodiazepines. Several academic institutions and pharmaceutical companies are currently conducting clinical trials for the treatment of various symptoms of Rett syndrome.

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

If our information technology systems or data is compromised, we could experience adverse impacts, including but not limited to interruptions to operations or clinical trials, claims that we failed to comply with our data protection obligations, harm to our reputation, and a loss of customers or sales.

In the ordinary course of our business, we may collect, store, use, transmit, disclose or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely upon third-parties (such as service providers) for our data processing-related activities. We may share or receive sensitive data with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to, social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of data and income, significant extra expenses to restore data or systems, reputational harm and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems and networks or the those of third parties that support us.

Despite the security controls we have in place, such attacks are difficult to avoid. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. For example, due to the COVID-19 pandemic and the potential that our personnel may work remotely, there may exist an increased risk to our information technology assets and data. .

We may be required to expend significant resources, fundamentally change our business activities and practices (including our clinical trials) or modify our operations or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient/ trial participant information, including personally identifiable information or protected health information, or a perceived security breach or violation, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, subject us to investigations by federal or state authorities, require us to verify the correctness of database contents, and otherwise subject us to litigation or other liability under our data protection obligations, any of which could disrupt our business and/or result in increased costs or loss of revenue. Additionally, violations of our external contractual commitments and internal privacy and security policies may require us to notify relevant stakeholders if there has been a security breach, including affected individuals, business partners and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to a materially adverse impact on the business, including negative publicity, a loss of confidence in our services or security measures by our business partners or breach of contract claims.

Further, a security breach could result in temporary or permanent bans on all or some processing of personal data, which could impact our clinical trials or other development of our products. Moreover, security breaches can result in the diversion of funds, and interruptions, delays or outages in our operations. Failures or significant downtimes of or information technology or telecommunication systems or those used by the third parties upon whom we rely could cause significant interruptions in our operations and could adversely impact the confidentiality, integrity, and availability of sensitive information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business.

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

In addition, our insurance coverage may not be sufficient in type or amount to cover us against claims related to privacy and security practices. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.

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
•
the status and cost of development and commercialization of pimavanserin for indications other than in PDP, including ADP, and in jurisdictions other than the U.S.;

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, we, and certain of our current and former officers and directors, are subject to numerous lawsuits related to prior statements about NUPLAZID and our sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with DRP, as described in “Legal Proceedings”. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

From time to time, the Financial Accounting Standards Board (FASB), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. We adopted this new standard for the year beginning January 1, 2019. Consequently, all of our operating lease commitments were recognized as lease liabilities, with corresponding right-of-use assets, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Upon adoption of the standard, we recorded a right-of-use asset and lease liability of approximately $12.0 million in our condensed consolidated balance sheets. We have elected the standard’s package of practical expedients on adoption requiring no reassessment of whether any expired or existing agreements contain a lease, the classification of any expired or existing lease agreements, or initial direct costs for any existing leases. The majority of our leases are facility and equipment leases and are classified as operating leases under current lease guidance. Any difficulties in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of product revenue, our operating results could be significantly affected.

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

Item 1B. Unresolved Staff Comments.

This item is not applicable.

Item 2. Properties.

As of December 31, 2021, our primary facility consists of approximately 98,000 square feet of office space in San Diego, California. We also lease a facility in Princeton, New Jersey that covers approximately 25,000 square feet of office space, which is leased through January 2025.

Item 3. Legal Proceedings.

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported stockholders of ours filed putative securities class action complaints (captioned Staublein v. Acadia Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against us and certain of our current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re Acadia Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that we engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019. On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint. On July 16, 2020, lead plaintiff filed the amended complaint. Defendants filed a motion to dismiss the amended complaint on August 28, 2020. Lead plaintiff opposed the motion on September 15, 2020. Defendants’ reply in support of the motion to dismiss was filed on November 11, 2020. On March 29, 2021, the Court granted the defendants’ motion to dismiss with leave to amend. On April 16, 2021, lead plaintiff filed a third amended complaint. Defendants filed a motion to dismiss the third amended complaint on May 31, 2021. The lead plaintiff opposed the motion on July 12, 2021 and Defendants filed their reply in support of their motion on August 11, 2021. On January 3, 2022, the Court issued an order and judgment dismissing lead plaintiff’s third amended complaint without leave to amend and closing the case. The deadline to appeal the order and judgment expired on February 2, 2022.

On February 7, 2020, a purported stockholder of ours filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against our directors and certain of our current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On September 9, 2020, the Court substituted plaintiffs and re-captioned the case Shumacher v. Davis et al., Case No. 20-cv-0238. On June 23, 2020, a second derivative complaint (captioned Lazarus v. Davis et al., Case No. 20-cv-0843) was filed in the U.S. District Court for the District of Delaware. On September 9, 2020, the Court transferred the Lazarus case to the U.S. District Court for the Southern District of California and re-captioned the case Lazarus v. Davis et al., Case No. 20-cv-1774. On January 15, 2021, the Court consolidated the cases under the name In re ACADIA Pharmaceuticals Inc. Stockholder Derivative Litigation, Case No. 20-cv-0238, appointed lead counsel for the plaintiffs, and designated the complaint in the Shumacher case as the operative complaint. The consolidated case is stayed until the defendants in the federal securities class action answer, or the federal securities class action is dismissed with prejudice and all appeals are exhausted, or any party to the stipulation to stay gives 15 days’ written notice that it no longer consents to the voluntary stay. As discussed above, the federal securities class action was dismissed with prejudice on January 3, 2022, and the deadline to appeal that dismissal expired on February 2, 2022

On July 24, 2020, we filed complaints against (i) Aurobindo Pharma Limited and its affiliate Aurobindo Pharma USA, Inc. and (ii) Teva Pharmaceuticals USA, Inc. and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, we filed complaints against (i) Hetero Labs Limited and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., (ii) MSN Laboratories Private Ltd. and its affiliate MSN Pharmaceuticals, Inc., and (iii) Zydus Pharmaceuticals (USA) Inc. and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the United States District Court for the District of Delaware, allege infringement of certain of our Orange Book-listed patents covering NUPLAZID. The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, we filed our answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 21, 2020, we filed our answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On October 26,

2020, we filed our answer to Hetero’s counterclaims. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On November 5, 2020, we filed our first amended complaint against MSN in the United States District Court for the District of Delaware, alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID. On November 19, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On December 10, 2020, we filed our answer to MSN’s counterclaims. On November 2, 2020, Zydus filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On November 23, 2020, we filed our answer to Zydus’s counterclaims. On December 8, 2020, the parties’ joint proposed scheduling order was entered by Judge Andrews. On April 7, 2021, we filed our first amended complaints against Hetero and Teva and our second amended complaint against MSN, to include an additional Orange Book-listed patent covering NUPLAZID. On April 8, 2021, we filed our first amended complaint against Zydus and on April 9, 2021, we filed our first amended complaint against Aurobindo. On April 20, 2021, MSN filed its answer, affirmative defenses, and counterclaims to our second amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of the our Orange Book-listed patents covering NUPLAZID. On April 21, 2021, Teva filed its answer, affirmative defenses, and counterclaims to our first amended complaint, seeking declaratory judgments of noninfringement and invalidity. On April 22, 2021, Zydus filed its answer, affirmative defenses, and counterclaims to our first amended complaint, seeking declaratory judgments of noninfringement and invalidity.

On April 22, 2021, Aurobindo filed its answer, affirmative defenses, and counterclaims to our first amended complaint, seeking declaratory judgments of noninfringement and invalidity. On May 11, 2021, we filed our answer to MSN’s counterclaims. On May 12, we filed our answer to Teva’s counterclaims. On May 13, we filed our answer to Zydus’s counterclaims and our answer to Aurobindo’s counterclaims. A joint trial in the matters is scheduled for May 15, 2023. We entered into an agreement effective April 22, 2021 with Hetero settling all claims and counterclaims in the litigation. The agreement allows Hetero to launch its generic pimavanserin product on July 27, 2038, subject to certain triggers for earlier launch. The Hetero case was dismissed by joint agreement on May 3, 2021.

On August 27, 2021, we filed our second amended complaint against Zydus to include an additional Orange Book-listed patent covering NUPLAZID. On September 10, 2021, Zydus filed its answer, affirmative defenses, and counterclaims to our second amended complaint, seeking declaratory judgments of noninfringement and invalidity. Also on September 10, 2021, the parties filed their Joint Claim Construction Chart. On October 1, 2021, we filed our answer to Zydus’s counterclaims. On November 30, 2021, we filed a stipulation and proposed order to dismiss two of our Orange Book-listed patents covering NUPLAZID against Teva, which was ordered by the Court on December 1, 2021. On January 28, 2022, the parties filed their Joint Claim Construction Brief and Appendix. On January 31, 2022, a joint motion for claim construction was ordered by the Court, setting a claim construction hearing on February 23, 2022. A ruling is expected in the near future.

On April 19, 2021, a purported stockholder of ours filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against us and certain of our current executive officers. The complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business, operations, and prospects by failing to disclose that the materials submitted in support of our sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The complaint seeks unspecified monetary damages and other relief. On June 21, 2021, five motions for lead plaintiff and lead counsel were filed. Thereafter, four of the five movants either withdrew their motions or filed statements of non-opposition. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 15, 2022.

We currently believe that none of the foregoing claims or actions pending against us as of December 31, 2021 is likely to have, individually or in the aggregate, a material adverse effect on our business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters. We are unable to estimate possible losses or ranges of losses that may result from these matters, and therefore we have not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

Item 4. Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ACAD”.

As of February 15, 2022, there were 161,203,748 shares of common stock outstanding held by approximately 33 stockholders of record. Many stockholders hold their shares in street name and we believe that there are approximately 61,000 beneficial owners of our common stock.

Performance Graph

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2016 through December 31, 2021 in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq U.S. Benchmark TR Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

Item 6. [Reserved]

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

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the FDA, in April 2016 for the treatment of hallucinations and delusions associated with PDP. We hold worldwide commercialization rights to pimavanserin. NUPLAZID is available in 34 mg capsules and 10 mg tablets dosage forms.

Since 2021, we have advanced our business and clinical studies through the following events:

•
In March 2021, we initiated a Phase 2 study evaluating ACP-044 for the treatment of postoperative pain following bunionectomy surgery.
•
In June 2021, we announced publication of open-label extension (OLE) data from patients experiencing hallucinations and delusions associated with PDP. The OLE efficacy analysis showed that patients previously on NUPLAZID 34 mg had a sustained efficacy response, and that patients who had been treated with investigational doses of 8.5 mg and 17 mg or placebo also showed an improvement in the symptoms of psychosis when switched to NUPLAZID 34 mg during OLE.
•
In June 2021, we initiated an additional Phase 2 study evaluating ACP-044 for the treatment of pain associated with osteoarthritis.
•
In December 2021, we announced positive top-line results from the pivotal Phase 3 LAVENDER study of trofinetide in Rett Syndrome. The study demonstrated a statistically significant improvement over placebo for both co-primary endpoints as well as key secondary endpoint.
•
In January 2022, we entered into a license and collaboration agreement with Stoke to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS.
•
In February 2022, we resubmitted to the FDA an sNDA for NUPLAZID for the treatment of hallucinations and delusions associated with ADP. In addition, based on the positive results from the Phase 3 LAVENDER study, we plan to submit to the FDA an NDA for trofinetide for the treatment of Rett syndrome around mid-year 2022.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of December 31, 2021, we had an accumulated deficit of $2.2 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

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

During 2021, sales of NUPLAZID were negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits, continuing reduced occupancy rates at long-term care facilities, and reduced access to healthcare professionals. While we observed incremental improvements in some of these factors during the second half of the year, their levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of recovery, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PDP in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PDP, including schizophrenia. In April 2021, the FDA issued a CRL in response to our sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with DRP. While we have resubmitted our sNDA to the FDA for pimavanserin for the treatment of ADP, at this time, due to the risks in the regulatory and approval processes, it is difficult to estimate the costs we would incur for any additionally required development activities of pimavanserin in ADP and other subgroups of dementia-related psychosis, including work necessary to support the review of the sNDA. Additionally, in connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies. While we intend to submit a NDA to the FDA for trofinetide for the treatment of Rett syndrome in mid-year 2022, at this time, due to the risks in the regulatory and approval processes, it is difficult to estimate with the costs we would incur for any additionally required development activities to support the submission and review of the NDA. We expect to incur increased research and development expenses as a result of our exclusive worldwide license agreement for the M1 PAM program, including ACP-319, and the research collaboration with Vanderbilt University, as well as our acquisition of CerSci and its ACP-044 product candidate and preclinical programs. We currently are responsible for all costs incurred in the development of trofinetide, ACP-044, ACP-319, the M1 PAM program and other preclinical programs, as well as milestone payments subject to achievement of development milestones.

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

The following table summarizes our research and development expenses for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Costs of external service providers:
NUPLAZID (pimavanserin)	$73,696	$96,705	$124,749
Trofinetide	39,814	47,614	27,947
Early stage programs	35,964	14,691	4,714
Upfront and milestone payments*	10,999	72,666	1,375
Subtotal	160,473	231,676	158,785
Internal costs	56,973	56,140	49,067
Stock-based compensation	21,969	31,314	32,533
Total research and development expenses	$239,415	$319,130	$240,385

_____________________

* Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PDP, at this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing or additional development of pimavanserin in additional indications, including ADP and schizophrenia, and the development of trofinetide, ACP-044, ACP-319 and the M1 PAM program. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PDP, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PDP, including our studies within schizophrenia, the development of ACP-044 for pain management, and the development of ACP-319. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Critical Accounting Policies and Estimates

A summary of the significant accounting policies is provided in Note 2 to our Consolidated Financial Statements.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

Management considers an accounting estimate to be critical if:

•
it requires a significant level of estimation uncertainty; and
•
changes in the estimate are reasonably likely to have a material effect on our financial condition or results of operations.

We believe the following critical accounting policies and estimates describe the more significant judgments and estimates used in the preparation of our consolidated financial statement.

Product Sales, Net

We sale our product through SPs and SDs. SPs dispense product to a patient based on the fulfillment of a prescription and SDs sell product to government facilities, long-term care pharmacies, or in-patient hospital pharmacies. Product shipping and handling costs are included in cost of product sales.

We recognize revenue from product sales at the net sales price (the “transaction price”) which includes estimates of variable consideration for which reserves are established and reflects each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the amount payable is settled. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from estimates, we may need to adjust our estimates, which would affect net revenue in the period of adjustment. The following sales discounts and allowances involve a substantial degree of judgment:

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

Research and Development Accruals

We estimate certain costs and expenses and accrue for these liabilities as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include, among other things, costs associated with services provided by contract organizations for preclinical development, manufacturing of our product candidates and clinical trials, and personnel related expenses. We accrue for costs incurred as the services are being provided by monitoring the status of the trial or services provided, and the invoices received from our external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed materially from the actual costs incurred. However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The fair value of restricted stock units is estimated based on the market price of our common stock on the date of grant. The estimated fair values of stock options, purchase plan rights, and regular restricted stock units are then expensed over the vesting period. For restricted stock units requiring satisfaction of both market and service conditions, the estimated fair values are generally expensed over the longest of the explicit, implicit and derived service periods. Performance-based stock awards vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these performance-based stock awards is generally recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable.

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

Comparison of the Years Ended December 31, 2021 and 2020

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $484.1 million and $441.8 million in 2021 and 2020, respectively. Net product sales for the year ended December 31, 2021 increased as compared to the year ended December 31, 2020 primarily due to a higher average gross selling price of NUPLAZID in 2021 as compared to 2020 as well as the growth in NUPLAZID unit sales of approximately 3% in 2021 as compared to 2020.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2021 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance at December 31, 2020	$4,221	$(152)	$14,116	$18,185
Provision related to current period sales	72,011	1,794	40,490	114,295
Credits/payments for current period sales	(63,544)	(1,996)	(24,773)	(90,313)
Credits/payments for prior period sales	(4,221)	152	(14,116)	(18,185)
Balance at December 31, 2021	$8,467	$(202)	$15,717	$23,982

Cost of Product Sales

Cost of product sales was $10.8 million and $10.2 million in 2021 and 2020, respectively, or approximately 2% of net product sales, respectively. The cost of product sales as a percentage of net sales stayed flat during 2021 as compared to 2020.

License Fees and Royalties

License fees and royalties were $8.3 million and $10.3 million in 2021 and 2020, respectively, and include royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The royalty obligation terminated in October 2021 which was the primary reason for the decrease in license fees and royalties during 2021 as compared to 2020.

Research and Development Expenses

Research and development expenses decreased to $239.4 million in 2021, including $22.0 million in stock-based compensation, from $319.1 million in 2020, including $31.3 million in stock-based compensation. The decrease in research and development expenses was due to a decrease of $71.2 million in external costs and a decrease of $8.4 million in personnel and related costs resulting from attrition. The decrease in external costs was primarily due to the $52.8 million in upfront consideration and transaction costs paid for the acquisition of CerSci and $10.0 million upfront payment to Vanderbilt University for the M1 PAM program in 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $396.0 million in 2021, including $40.4 million in stock-based compensation, from $388.7 million in 2020, including $50.5 million in stock-based compensation. The increase in selling, general and administrative expenses was primarily due to an increase of $16.4 million in personnel and related costs, partially offset by a decrease of $10.1 million in stock compensation expense.

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

Material Cash Requirements

Our material cash requirements in the short and long term consist of the operational, manufacturing, and capital expenditures, a portion of which contain contractual or other obligations. We plan to fund our material cash requirements with our current financial resources together with our anticipated receipts from product sales. On a long-term basis, we manage future cash requirements relative to our long-term business plans.

Our primary uses of cash and operating expenses relate to paying employees and consultants, administering clinical trials, marketing our products, and providing technology and facility infrastructure to support our operations. We also make investments in our office and laboratory facilities to enable continued expansion of our business.

The following is a summary of our long-term contractual obligations as of December 31, 2021 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$77,815	$8,520	$16,665	$16,074	$36,556
Other long-term contractual obligations	3,235	1,235	2,000	—	—
Total	$81,050	$9,755	$18,665	$16,074	$36,556

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

We have entered into various collaboration, licensing and merger agreements which generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of December 31, 2021, we may be required to make milestone payments up to $2.2 billion in the aggregate. These payments are contingent upon achieving future development, regulatory and commercial milestones. We are also required to make royalty payments in connection with the sale of products developed under those agreements. We have not included any such milestone or royalty payments in the above table. In January 2022, we entered into a license and collaboration agreement with Stoke to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. Under the terms of the agreement, we may be required to pay up to $907.5 million in milestone payments based on the achievement of certain clinical and commercial development and annual net sales milestones.

Cash Flows

At December 31, 2021, we had $520.7 million in cash, cash equivalents, and investment securities, compared to $632.0 million at December 31, 2020. This $111.3 million decrease in cash, cash equivalents, and investment securities during 2021 was primarily due to net cash used in operating activities, offset in part by cash proceeds from the exercise of employee stock options.

Net cash used in operating activities decreased to $125.7 million in 2021 compared to $136.2 million in 2020 and $151.1 million in 2019. The decrease in net cash used in operating activities in 2021 relative to 2020 was due to an increase in our net revenues as well as decreased research and development costs and sales and marketing costs. The decrease in net cash used in operating activities in 2020 relative to 2019 was due to an increase in our net revenues, partially offset by additional research and development costs, including the upfront license fees and payments and upfront and closing costs paid for the acquisition of CerSci, and sales and marketing costs.

Net cash used in investing activities totaled $71.1 million in 2021 compared to net cash provided by investing activities of $192.5 million in 2020 and net cash used in investing activities of $165.8 million in 2019. The increase in net cash used in investing activities in 2021 compared to 2020 was primarily due to increased net purchases of investment securities. The increase in net cash provided by investing activities in 2020 compared to 2019 was primarily due to increased net maturities of investment securities.

Net cash provided by financing activities decreased to $18.2 million in 2021 compared to $81 million in 2020 and $371.8 million in 2019. The decrease in net cash provided by financing activities in 2021 relative to 2020 was primarily due to a decrease in proceeds resulting from the exercise of employee stock options. The decrease in net cash provided by financing activities in 2020 relative to 2019 was attributable primarily to the follow-on public offering in September 2019, which resulted in net proceeds of $271.5 million.

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

Recent Accounting Pronouncements

See Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Acadia Pharmaceuticals Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Acadia Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Pharmaceuticals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Acadia Pharmaceuticals Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

February 28, 2022

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2022 (our “Proxy Statement”) and is incorporated in this report by reference.

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

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed February 25, 2021).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Amended and Restated Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed February 26, 2019).

4.3	Description of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2020).

10.1[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.2[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.3[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 28, 2019).

10.4[a]	Forms of agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2016).

10.5[a]	2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 29, 2010).

10.6[a]	Offerings under the 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2017).

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

10.9[a]	Employment Offer Letter, dated June 26, 2018, between the Registrant and Brendan Teehan.

10.10[a]

Employment Offer Letter, dated July 2, 2018, between the Registrant and Austin D. Kim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 6, 2018).

10.11[a]	Employment Offer Letter, dated April 28, 2020, between the Registrant and Mark Schneyer.

10.12[a]	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed June 29, 2020).

10.13[a]	Management Severance Benefit Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.14[a]	Amended and Restated Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

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

10.22[c]

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

10.25 [b]

License Agreement, dated August 6, 2018, by and between the Registrant and Neuren Pharmaceuticals Ltd. (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2019).

10.26[b]

Lease Agreement, effective October 4, 2018, by and between the Registrant and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2019).

10.27[c]

First Amendment to Office Lease, dated December 23, 2019, between the Registrant and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q, filed May 8, 2020).

10.28[c]

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

31.2

Certification of Mark Schneyer, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen Davis, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Schneyer, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

a Indicates management contract or compensatory plan or arrangement.

b We have requested or received confidential treatment of certain portions of this agreement, which have been omitted and filed separately with the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

c Certain portions of this exhibit (indicated by “[…***…]”) have been omitted pursuant to confidential treatment.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: February 28, 2022	/s/ Stephen R. Davis
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

Signature	Title	Date

/S/ STEPHEN R. DAVIS Stephen R. Davis	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022

/S/ MARK C. SCHNEYER Mark C. Schneyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2022

/S/ JAMES K. KIHARA James K. Kihara	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 28, 2022

/S/ STEPHEN R. BIGGAR Stephen R. Biggar	Chairman of the Board	February 28, 2022

/S/ JULIAN C. BAKER Julian C. Baker	Director	February 28, 2022

/S/ LAURA A. BREGE Laura A. Brege	Director	February 28, 2022

/S/ JAMES M. DALY James M. Daly	Director	February 28, 2022

/S/ ELIZABETH A. GAROFALO Elizabeth A. Garofalo	Director	February 28, 2022

/S/ EDMUND P. HARRIGAN Edmund P. Harrigan	Director	February 28, 2022

/S/ DANIEL B. SOLAND Daniel B. Soland	Director	February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Acadia Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Pharmaceuticals Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

As more fully described in Note 2 to the consolidated financial statements, the Company recognizes revenue from product sales at the net sales price (the “transaction price”) which includes estimates of variable consideration for which reserves for sales discounts and allowances are established. Estimated sales discounts and allowances were $24.0 million as of December 31, 2021. The product sales, adjusted for the sales discounts and allowances, reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The most significant category within the Company’s sales discounts and allowances are rebates for Medicare Part D. The Medicare Part D rebates are mandated discounts under the Medicare Part D prescription drug benefit, owed after the final dispensing of the product to a benefit plan participant and are based upon statutory requirements. The estimate for the Medicare Part D rebates is based on expected utilization and estimated payor mix of the Company’s gross sales. The Company’s estimates of payor mix and expected utilization of Medicare Part D rebates are based on historical data received from the specialty pharmacies (SPs) and specialty distributors (SDs) since product launch.

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

San Diego, California

February 28, 2022

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$147,435	$326,028
Investment securities, available-for-sale	373,271	305,930
Accounts receivable, net	64,366	48,247
Interest and other receivables	978	2,035
Inventory	7,881	9,682
Prepaid expenses	23,892	25,694
Total current assets	617,823	717,616
Property and equipment, net	8,047	9,161
Operating lease right-of-use assets	58,268	47,283
Intangible assets, net	—	1,108
Restricted cash	5,770	5,770
Long-term inventory	6,217	—
Other assets	3,997	1,678
Total assets	$700,122	$782,616
Liabilities and stockholders’ equity
Accounts payable	$6,876	$8,493
Accrued liabilities	89,192	97,474
Total current liabilities	96,068	105,967
Operating lease liabilities	56,126	44,460
Other long-term liabilities	7,034	5,180
Total liabilities	159,228	155,607
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at December 31, 2021 and 2020; 161,012,695 shares and 159,637,771 shares issued and outstanding at December 31, 2021 and 2020, respectively	16	16
Additional paid-in capital	2,694,646	2,612,663
Accumulated deficit	(2,153,576)	(1,985,706)
Accumulated other comprehensive (loss) income	(192)	36
Total stockholders’ equity	540,894	627,009
Total liabilities and stockholders’ equity	$700,122	$782,616

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues
Product sales, net	$484,145	$441,755	$339,076
Total revenues	484,145	441,755	339,076
Operating expenses
Cost of product sales	10,843	10,211	11,344
License fees and royalties	8,298	10,339	8,254
Research and development	239,415	319,130	240,385
Selling, general and administrative	396,028	388,661	325,638
Total operating expenses	654,584	728,341	585,621
Loss from operations	(170,439)	(286,586)	(246,545)
Interest income, net	591	6,610	11,165
Other income (expense)	2,329	(997)	997
Loss before income taxes	(167,519)	(280,973)	(234,383)
Income tax expense	351	611	876
Net loss	$(167,870)	$(281,584)	$(235,259)
Net loss per common share, basic and diluted	$(1.05)	$(1.79)	$(1.60)
Weighted average common shares outstanding, basic and diluted	160,493	157,331	147,199

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net loss	$(167,870)	$(281,584)	$(235,259)
Other comprehensive (loss) income :
Unrealized (loss) gain on investment securities	(235)	(253)	667
Foreign currency translation adjustments	7	(8)	2
Comprehensive loss	$(168,098)	$(281,845)	$(234,590)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(167,870)	$(281,584)	$(235,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	63,615	84,422	82,265
Amortization of premiums and accretion of discounts on investment securities	2,404	1,470	(3,613)
Amortization of intangible assets	1,108	1,477	1,477
(Gain) loss on strategic investment	(2,329)	997	(997)
Depreciation	2,236	1,455	1,289
Loss on disposal of assets	—	281	3
Non-cash in-process research and development	—	44,280	—
Changes in operating assets and liabilities:
Accounts receivable, net	(16,119)	(12,466)	(9,691)
Interest and other receivables	1,057	58	(394)
Inventory	(4,210)	(3,320)	(1,737)
Prepaid expenses and other current assets	1,802	(7,088)	2,121
Operating lease right-of-use assets	6,287	4,280	3,875
Other assets	10	182	39
Accounts payable	(1,617)	1,271	4,055
Accrued liabilities	(8,455)	27,569	6,458
Operating lease liabilities	(5,433)	(1,769)	(2,518)
Long-term liabilities	1,854	2,319	1,497
Net cash used in operating activities	(125,660)	(136,166)	(151,130)
Cash flows from investing activities
Purchases of investment securities	(492,797)	(339,908)	(578,634)
Maturities of investment securities	422,817	540,004	413,927
Net purchases of property and equipment	(1,122)	(7,587)	(1,129)
Net cash (used in) provided by investing activities	(71,102)	192,509	(165,836)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	18,162	80,996	371,847
Net cash provided by financing activities	18,162	80,996	371,847
Effect of exchange rate changes on cash	7	(8)	2
Net (decrease) increase in cash, cash equivalents and restricted cash	(178,593)	137,331	54,883
Cash, cash equivalents and restricted cash
Beginning of year	331,798	194,467	139,584
End of year	$153,205	$331,798	$194,467
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,038	$1,113	$1,597
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$—	$130	$34
Value of common stock issued in connection with asset acquisition	$—	$44,280	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2018	143,853,597	$14	$1,948,300	$(1,468,863)	$(372)	$479,079
Issuance of common stock in public offering, net of issuance costs	7,187,500	1	271,451	—	—	271,452
Issuance of common stock from exercise of stock options and units	3,965,166	—	95,984	—	—	95,984
Issuance of common stock pursuant to employee stock purchase plan	269,037	—	4,411	—	—	4,411
Net loss	—	—	—	(235,259)	—	(235,259)
Stock-based compensation	—	—	82,799	—	—	82,799
Other comprehensive income	—	—	—	—	669	669
Balances at December 31, 2019	155,275,300	15	2,402,945	(1,704,122)	297	699,135
Issuance of common stock in connection with asset acquisition	1,156,626	—	44,280	—	—	44,280
Issuance of common stock from exercise of stock options	2,827,586	1	73,833	—	—	73,834
Issuance of common stock pursuant to employee stock purchase plan	378,259	—	7,162	—	—	7,162
Net loss	—	—	—	(281,584)	—	(281,584)
Stock-based compensation	—	—	84,443	—	—	84,443
Other comprehensive income	—	—	—	—	(261)	(261)
Balances at December 31, 2020	159,637,771	16	2,612,663	(1,985,706)	36	627,009
Issuance of common stock from exercise of stock options and units	1,078,074	—	12,850	—	—	12,850
Issuance of common stock pursuant to employee stock purchase plan	296,850	—	5,312	—	—	5,312
Net loss		—		(167,870)		(167,870)
Stock-based compensation	—	—	63,821	—	—	63,821
Other comprehensive income	—	—			(228)	(228)
Balances at December 31, 2021	161,012,695	$16	$2,694,646	$(2,153,576)	$(192)	$540,894

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Acadia Pharmaceuticals Inc. (the Company), based in San Diego, California, is a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. The Company is incorporated in Delaware.

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

	Twelve Months Ended December 31, 2021		Twelve Months Ended December 31, 2020
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$326,028	$147,435	$189,680	$326,028
Restricted cash	5,770	5,770	4,787	5,770
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$331,798	$153,205	$194,467	$331,798

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company adopted FASB Accounting Standards Codification 326-20, Financial Instruments – Credit Losses (ASC 326-20) as of January 1, 2020. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about the collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of December 31, 2021, the Company determined that an allowance for credit loss was not required.

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

The Company periodically reviews inventory and reduces the carrying value of items to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the years ended December 31, 2021, 2020 and 2019, the Company recorded charges of $1.3 million, $0.4 million and $1.1 million, respectively, to reduce certain finished goods and work in process inventory to its net realizable value.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2021, no such impairment losses have been recorded by the Company.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life of the licensed patents through the second half of 2021. The Company recorded amortization expense related to its intangible asset of $1.1 million, $1.5 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, the intangible asset was fully amortized.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense

In connection with the FDA approval and commercial launch of NUPLAZID in 2016, the Company began to incur advertising costs. Advertising costs are expensed when services are performed or goods are delivered. The Company incurred $41.8 million, $51.1 million and $38.3 million in advertising costs during the years ended December 31, 2021, 2020 and 2019, respectively, related to NUPLAZID. No advertising costs were capitalized as prepaid expenses at December 31, 2021 or 2020.

Revenue Recognition

Product Sales, Net

The Company accounts for contracts with its customers in accordance with Revenue from Contracts with Customers (Topic 606). The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Payment terms differ by customer, but typically range from 31 to 35 days from the date of shipment. Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company transfers control of the product and when the Company receives payment will be one year or less.

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

The Company recognizes revenue from product sales at the net sales price (the “transaction price”) which includes estimates of variable consideration for which reserves for sales discounts and allowance are established and reflects each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the amount payable is settled. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from estimates, the Company may need to adjust its estimates, which would affect net revenue in the period of adjustment. The following are the Company’s significant categories of sales discounts and allowances:

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

The Company has entered into distribution agreements with a limited number of SPs and SDs, and all of the Company’s product sales are to these customers. For the year ended December 31, 2021, the Company’s four largest customers represented approximately 74% of the Company’s product revenue and 77% of the Company’s accounts receivable balance at December 31, 2021. For the year ended December 31, 2020, the Company’s four largest customers represented approximately 74% of the Company’s product revenue and 75% of the Company’s accounts receivable balance at December 31, 2020. For the year ended December 31, 2019, the Company’s four largest customers represented approximately 77% of the Company’s product revenue and 75% of the Company’s accounts receivable balance at December 31, 2019.

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

	Years Ended December 31,
	2021	2020	2019
Stock Options:
Expected volatility	64%	63%	62%
Risk-free interest rate	1%	1%	2%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.4	5.5	5.7

	Years Ended December 31,
	2021	2020	2019
Employee Stock Purchase Plan:
Expected volatility	49%-100%	50%-76%	62%-86%
Risk-free interest rate	0.0%-0.5%	0.1%-0.2%	1.5%-2.4%
Expected dividend yield	0%	0%	0%
Expected life in years	0.5-2.0	0.5-2.0	0.5-2.0

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of restricted stock units (RSUs) is estimated based on the closing market price of the Company’s common stock on the date of grant. RSUs generally vest over a four-year period. Certain RSUs also have an accelerated vesting clause based on specified market condition target and continued employment through a minimum vesting period. The fair value of RSUs expected to vest are recognized and amortized on a straight-line basis over the requisite service period, which is generally the vesting period. For those RSUs requiring satisfaction of both market and service conditions, the requisite service period is the longest of the explicit, implicit and derived service periods. The fair value of performance-based stock units (PSUs) is estimated based on the closing market price of the Company’s common stock on the date of grant. PSUs vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these PSUs is recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable. During the year ended December 31, 2021, the Company had a change in estimate related to the achievement of certain performance-based criteria for performance-based stock awards which resulted in a reduction in stock-based compensation expenses by approximately $6.8 million.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of product sales	$1,286	$2,632	$2,936
Research and development	21,969	31,314	32,533
Sales, general and administrative	40,360	50,476	46,796
	$63,615	$84,422	$82,265

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase rights, RSUs, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2021, 2020 and 2019, options, employee stock purchase rights, RSUs, PSUs, and warrants covering a total of approximately 17,535,000 shares, 19,331,000 shares and 19,516,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Segment Reporting

Management has determined that the Company operates in one business segment which is the development and commercialization of innovative medicines. All revenues for the years ended December 31, 2021, 2020 and 2019 were generated from customers in the United States.

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

3. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$140,287	$—	$(100)	$140,187
Government sponsored enterprise securities	49,512	—	(38)	49,474
Municipal bonds	26,006	—	(22)	25,984
Commercial paper	157,670	9	(53)	157,626
	$373,475	$9	$(213)	$373,271

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses		Estimated Fair Value
U.S. Treasury notes	$205,111	$6	$(27)		$205,090
Government sponsored enterprise securities	10,004	—	(5)		9,999
Corporate debt securities	52,341	47	—	*	52,388
Commercial paper	38,443	21	(11)		38,453
	$305,899	$74	$(43)		$305,930

_______________________

* Unrealized loss was less than $500.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2021 and 2020, all of the Company’s available-for-sale investment securities have contractual maturity dates of less than one year. The Company has classified all equity securities as other assets on its consolidated balance sheets.

At December 31, 2021 and 2020, the Company had 39 and 24 securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of December 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months			12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses		Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2021:
U.S. Treasury notes	$140,287	$(100)		$—	$—	$140,287	$(100)
Government sponsored enterprise securities	49,512	(38)		—	—	49,512	(38)
Municipal bonds	26,006	(22)		—	—	26,006	(22)
Commercial paper	75,192	(53)		—	—	75,192	(53)
Total	$290,997	$(213)		$—	$—	$290,997	$(213)
December 31, 2020:
U.S. Treasury notes	$129,631	$(27)		$—	$—	$129,631	$(27)
Government sponsored enterprise securities	10,004	(5)		—	—	10,004	(5)
Corporate debt securities	6,252	—	*	—	—	6,252	—	*
Commercial paper	23,466	(11)		—	—	23,466	(11)
Total	$169,353	$(43)		$—	$—	$169,353	$(43)

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

The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at December 31, 2021.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s cash equivalents, available-for-sale investment securities, and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2021 and 2020, respectively.

The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities, and equity securities at December 31, 2021 and 2020 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$122,876	$122,876	$—	$—
U.S. Treasury notes	140,187	140,187	—	—
Equity securities	3,638	3,638	—	—
Government sponsored enterprise securities	49,474	—	49,474	—
Municipal bonds	25,984	—	25,984	—
Commercial paper	157,626	—	157,626	—
	$499,785	$266,701	$233,084	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market fund	$300,339	$300,339	$—	$—
U.S. Treasury notes	230,088	230,088	—	—
Equity securities	1,309	1,309	—	—
Government sponsored enterprise securities	9,999	—	9,999	—
Corporate debt securities	52,388	—	52,388	—
Commercial paper	38,453	—	38,453	—
	$632,576	$531,736	$100,840	$—

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Finished goods	$1,114	$1,453
Work in process	6,767	6,367
Raw material	6,217	1,862
	$14,098	$9,682
Reported as:
Inventory	$7,881	$9,682
Long-term inventory	6,217	—
Total	$14,098	$9,682

Amount reported as long-term inventory consisted of raw materials as of December 31, 2021. The Company has raw materials beyond one year production plan that prevent the Company from potential supply interruption. Those raw materials that beyond one year production plan were classified as long-term inventory.

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Computers and software	$5,873	$5,315
Leasehold improvements	3,696	4,033
Furniture and fixtures	4,549	3,648
Machinery and equipment	113	113
	14,231	13,109
Accumulated depreciation	(6,184)	(3,948)
	$8,047	$9,161

Depreciation of property and equipment was $2.2 million, $1.5 million, and $1.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. For the year ended December 31, 2021, the Company did not retire any fully depreciated property and equipment. During 2020 and 2019, the Company retired $3.1 million and $0.2 million, respectively, of fully depreciated property and equipment.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development services	$27,270	$28,380
Accrued compensation and benefits	25,896	25,811
Accrued sales allowances	15,717	14,115
Accrued consulting and professional fees	9,319	18,969
Current portion of lease liabilities	8,304	5,087
Other	2,686	5,112
	$89,192	$97,474

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

Equity Awards

The Company’s 2010 Equity Incentive Plan, as amended to date (the 2010 Plan), permits the grant of options to employees, directors and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is 10 years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the 2004 Plan) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. The 2010 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the 2004 Plan reserve after June 2010. In June 2015, June 2016, June 2017, June 2018, and June 2019, the Company’s stockholders approved amendments to its 2010 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,000,000 shares, 3,000,000 shares, 5,500,000 shares, 6,700,000 shares, and 8,300,000 shares, respectively. At December 31, 2021, there were 27,357,064 shares of common stock authorized for issuance, of which 9,590,133 shares were available for new grants under the 2010 Plan.

Stock Options

The 2010 Plan provided for the grant of options to employees, directors and consultants. The exercise price of options granted under the 2010 Plan was at 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option was 10 years. Options granted under the 2010 Plan generally vested over a four-year period.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	16,441,994	$30.40
Granted	1,879,092	$43.62
Exercised	(577,627)	$22.25
Cancelled/forfeited	(2,657,318)	$34.83
Outstanding at December 31, 2021	15,086,141	$31.58	5.8	$16,416
Vested and exercisable at December 31, 2021	11,003,784	$30.09	5.1	$12,879
Unvested at December 31, 2021	4,082,357	$35.60	7.7	$3,537

The aggregate intrinsic value of options exercisable as of December 31, 2021 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $23.34 per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was approximately $8.0 million, $55.5 million, and $56.6 million, respectively, determined as of the date of exercise. The Company received $12.9 million and $73.8 million in cash from options exercised during the year ended December 31, 2021 and 2020, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average per share fair value of options granted during the years ended December 31, 2021, 2020, and 2019 was approximately $24.07, $24.16, and $15.97, respectively. As of December 31, 2021 and 2020, total unrecognized compensation cost related to stock options was approximately $66.0 million and $99.1 million, and the weighted average period over which this cost is expected to be recognized is approximately 2.3 years and 2.5 years, respectively.

Restricted Stock

The Company grants RSUs and PSUs, both of which are considered restricted stock, pursuant to the 2010 Plan and satisfies such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. RSUs generally vest over a four-year period. Certain RSUs also has accelerated vesting clause based on specified market condition target and continued employment through the vesting period. PSUs for which the number of shares issuable at the end of performance period can reach up to 200% of the shares approved in the award based on the achievement of certain pre-defined Acadia-specific performance criteria and continued employment through the vesting period.

The following table summarizes the Company’s restricted stock activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	2,207,247	$33.81
Granted	1,713,829	$35.84
Vested	(491,813)	$30.10
Cancelled/forfeited	(748,473)	$38.74
Outstanding at December 31, 2021	2,680,790	$34.41	$62,570

There were 1,276,936 and 700,156 PSUs outstanding at December 31, 2021 and 2020, respectively. During the years ended 2021 and 2020, 918,434 and 255,878 PSUs were granted, respectively, none of which were vested. During the years ended December 31, 2021 and 2020, total intrinsic value of PSUs outstanding was $29.8 million and $37.4 million, respectively. Total unrecognized compensation cost related to RSUs was approximately $39.8 million and $41.7 million for the years ended December 31, 2021 and 2020, respectively, and the weighted average period over which the cost is expected to be recognized is approximately 2.3 years and 2.7 years, respectively. Total unrecognized compensation cost related to PSUs was approximately $11.5 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively, and the weighted average remaining contractual term related to outstanding PSUs was 3.3 years and 2.8 years, respectively.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the Purchase Plan) became effective upon the closing of the Company’s initial public offering in June 2004. In June 2016, June 2019 and June 2020, the Company’s stockholders approved an amendment to the Purchase Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 400,000 shares, 600,000 shares and 3,000,000 shares, respectively. At December 31, 2021, a total of 5,525,000 shares of common stock had been reserved for issuance under the Purchase Plan. At December 31, 2021, 2,810,145 shares of common stock remained available for issuance pursuant to the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date.

During the years ended December 31, 2021, 2020, and 2019, a total of 296,850, 377,963, and 269,037 shares of common stock were issued under the Purchase Plan at average per share prices of $17.89, $18.94, and $16.41, respectively. The weighted average per share fair value of purchase rights granted during the years ended December 31, 2021, 2020, and 2019 was $23.97, $22.47, and $14.24, respectively. During the years ended December 31, 2021, 2020, and 2019, the Company recorded cash received from the exercise of purchase rights of $5.3 million, $7.2 million, and $4.4 million, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Cash Awards

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses over certain periods based on continued employment and the Company’s stock price reaching a pre-specified target. The maximum potential payout of the cash awards at the grant date was $15.1 million. The Company has determined that the cash awards were classified as liabilities pursuant to ASC Topic 718, Compensation – Stock Compensation. The Company estimates the fair value of the awards at each reporting period using the Monte Carlo simulation, which is recognized as compensation cost over the derived service period. Total fair value of the awards at the grant date was $4.4 million. The maximum potential payout at December 31, 2021 after adjusting for forfeitures was $14.6 million. The fair value of the awards at December 31, 2021 was approximately $5.6 million. During year ended December 31, 2021, the Company recorded a total of $0.6 million compensation cost related to the awards.

7. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $5.8 million, $5.1 million, and $4.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

8. Income Taxes

Domestic and foreign pre-tax loss is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Domestic	$(138,913)	$(238,885)	$(123,411)
Foreign	(28,606)	(42,088)	(110,972)
	$(167,519)	$(280,973)	$(234,383)

At December 31, 2021, the Company had federal, state, and foreign net operating loss (NOL) carryforwards of approximately $551.2 million, $426.2 million, and $1,354.3 million, respectively. The Company recognized state income tax provisions of $0.4 million, $0.4 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognized foreign income tax in the amount of $0.2 million for the year ended December 31, 2020. These tax liabilities were associated with minimum taxes and a patent box entry tax for Switzerland. Utilization of the domestic NOL and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2013. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company completed a study through December 31, 2020 and concluded no additional ownership changes occurred. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal and state NOL carryforwards of $6.9 million and less than $0.1 million will expire in 2025 unless utilized. The remaining federal and state NOL carryforwards will begin to expire in 2026. At December 31, 2021, the Company had federal and state charitable contribution carryforwards of $171.3 million and $21.8 million will expire in 2022 unless utilized. At December 31, 2021, the Company had $65.8 million of federal R&D credit carryforwards, of which $0.3 million will expire in 2022 unless utilized, and the remaining federal R&D credit carryforwards will begin to expire in 2023. At December 31, 2021, the Company had state R&D credit carryforwards of approximately $2.8 million that will begin to expire in 2024 and $18.5 million that have no expiration date. At December 31, 2021, the Company had foreign NOL carryforwards of approximately $218.5 million that will expire in 2022 unless utilized and $3.4 million that have no expiration date. The Company continues to record the deferred tax assets related to these attributes, subject to valuation allowance, until expiration occurs.

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
NOL carryforwards	$229,476	$218,905
R&D credit carryforwards	74,702	63,886
Stock-based compensation	51,170	47,547
Charitable contributions	41,355	28,470
Lease liabilities	15,550	11,675
Intangibles	6,741	7,109
Capitalized R&D	—	6,073
Other	11,700	9,390
Total deferred tax assets	430,694	393,055
Valuation allowance	(416,630)	(380,533)
Deferred tax liabilities
Right-of-use assets	(14,063)	(11,142)
Property and equipment	(1)	(1,380)
Total deferred tax liabilities	(14,064)	(12,522)
Total net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $36.1 million in 2021 primarily due to an increase in deferred tax assets generated from net operating losses, R&D credits and stock-based compensation expense, offset in part by the remeasurement of deferred tax balance for changes in state tax rates, and limitations on executive stock compensation.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the pretax loss is summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Amounts computed at statutory federal rate	$(35,179)	$(59,004)	$(49,365)
Stock-based compensation and other permanent differences	6,696	991	5,691
Write-off of IP R&D	1,277	9,565	—
R&D credits	(11,727)	(17,909)	(16,687)
Change in valuation allowance	36,099	5,925	99,846
State taxes	(2,617)	(5,038)	(2,138)
Contingencies	3,879	2,665	1,861
Foreign rate differential	2,857	4,208	20,413
Limitation on executive compensation	1,808	3,705	1,178
Deferred rate adjustment	(2,424)	2,130	—
Switzerland tax reform	(923)	53,045	(59,181)
Other	605	328	(742)
Income tax expense	$351	$611	$876

The tax years 2002-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company recorded an uncertain tax position reserve of $4.1 million, $2.9 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Due to the valuation allowance recorded against the Company’s deferred tax assets, an immaterial amount of the total unrecognized tax benefits as of December 31, 2021 would reduce the annual effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2021 will significantly change within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no interest and/or penalties accrued on the Company’s consolidated balance sheets at December 31, 2021 or 2020, respectively. Further, the Company did not recognize any interest and/or penalties in the statement of operations for the years ended December 31, 2021, 2020 and 2019, respectively, related to uncertain tax positions.

The following table provides a reconciliation of changes in unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$9,843	$6,945	$5,037
Additions related to current period tax positions	3,973	2,722	1,908
Additions related to prior period tax positions	140	212	—
Reductions related to prior period tax positions	(33)	(36)	—
Balance at end of period	$13,923	$9,843	$6,945

9. Commitments and Contingencies

Royalty Payments

Pursuant to the terms of its 2006 license agreement with the Ipsen Group, the Company is required to make royalty payments of 2% of net sales of NUPLAZID. This obligation terminated in October 2021.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. The Company incurred $11.0 million, $72.7 million and $1.4 million in upfront and license payments in the years ended December 31, 2021, 2020 and 2019, respectively. These upfront and license payments were included in the research and development expenses in the consolidated statements of operations as there was no alternative future use associated with the payments. As of December 31, 2021, the Company may be required to make milestone payments up to $2.2 billion in the aggregate, of which, $10.0 million may be paid in the next 12 months if the FDA accepts for review of the NDA for trofinetide for the treatment of Rett syndrome.

In May 2018, the Company signed an Exclusivity Deed (the Deed) with Neuren that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company invested $3.1 million to subscribe for 1,330,000 shares of Neuren and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the consolidated statements of operations in the second quarter of 2018. At December 31, 2021, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through other expense on the statements of operations. Net gain on the strategic investments recognized in other income in the consolidated statements of operations for the year ended December 31, 2021 was $2.3 million, net loss on strategic investments recognized for the year ended December 31, 2020 was $1.0 million and net gain on strategic investments recognized for the year ended December 31, 2019 was $1.0 million. As of December 31, 2021 and 2020, the aggregate carrying amount of the Company’s strategic equity investment was $3.6 million and $1.3 million, respectively, included in other assets on the consolidated balance sheets.

In August 2018, the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, Neuren received an upfront payment of $10.0 million and is eligible to receive milestone payments of up to $455.0 million, based on the achievement of certain development and annual net sales milestones, including a $10.0 million payment upon the FDA’s acceptance of an NDA filing for trofinetide and a $40.0 million payment upon the Company’s first commercial sale of trofinetide in North America. In addition, Neuren is eligible to receive tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was recorded in research and development expenses in the consolidated statements of operations in the third quarter of 2018, as there is no alternative use for the asset.

Under the license agreement, Neuren and its non-Acadia licensees and sublicensees are prohibited from developing or commercializing any other product (including Neuren’s other existing compounds) for Rett syndrome, or for any other indication being developed pursuant to the agreement, in North America. Furthermore, with respect to Neuren’s development or commercial activities outside North America, (i) if Neuren is developing trofinetide for the same indication as the Company, Neuren is obligated to use commercially reasonable efforts to conduct such activities in a manner that minimizes any adverse impact on trofinetide in North America, and (ii) if Neuren is developing trofinetide for a different indication, Neuren may not undertake such activities if the Company believes, and the joint steering committee determines, they would be reasonably likely to materially adversely affect the development and commercialization of trofinetide in North America.

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

Legal Proceedings

Between July 19 and August 3, 2018, following negative publicity about NUPLAZID, three purported company stockholders filed putative securities class action complaints (captioned Staublein v. Acadia Pharmaceuticals, Inc., Case No. 18-cv-01647, Stone v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01672, and Barglow v. Acadia Pharmaceuticals Inc., Case No. 18-cv-01812) in the U.S. District Court for the Southern District of California against the Company and certain of its current and former executive officers. Thereafter, several putative lead plaintiffs filed motions to consolidate the cases and to appoint a lead plaintiff. On January 3, 2019, the Court consolidated the cases under the caption In re Acadia Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647, and took the lead plaintiff motions under submission. On February 26, 2019, the Court appointed a lead plaintiff and lead counsel. Lead plaintiff filed a consolidated complaint on April 15, 2019. The consolidated complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that adverse events and safety concerns regarding NUPLAZID threatened initial and continuing FDA approval, and by failing to disclose that the Company engaged in business practices likely to attract regulatory scrutiny. The consolidated complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the consolidated complaint on June 7, 2019. On June 1, 2020, the Court granted the motion in part and gave lead plaintiff leave to file an amended complaint. On July 16, 2020, lead plaintiff filed the amended complaint. Defendants filed a motion to dismiss the amended complaint on August 28, 2020. Lead plaintiff opposed the motion on September 15, 2020. Defendants’ reply in support of the motion to dismiss was filed on November 11, 2020. On March 29, 2021, the Court granted the defendants’ motion to dismiss with leave to amend. On April 16, 2021, lead plaintiff filed a third amended complaint. Defendants filed a motion to dismiss the third amended complaint on May 31, 2021. The lead plaintiff opposed the motion on July 12, 2021 and Defendants filed their reply in support of their motion on August 11, 2021. On January 3, 2022, the Court issued an order and judgment dismissing lead plaintiff’s third amended complaint without leave to amend and closing the case. The deadline to appeal the order and judgment expired on February 2, 2022.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 7, 2020, a purported stockholder of the Company filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against the Company’s directors and certain of the Company’s current and former executive officers. The complaint asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the federal securities class action described above. On September 9, 2020, the Court substituted plaintiffs and re-captioned the case Shumacher v. Davis et al., Case No. 20-cv-0238. On June 23, 2020, a second derivative complaint (captioned Lazarus v. Davis et al., Case No. 20-cv-0843) was filed in the U.S. District Court for the District of Delaware. On September 9, 2020, the Court transferred the Lazarus case to the U.S. District Court for the Southern District of California and re-captioned the case Lazarus v. Davis et al., Case No. 20-cv-1774. On January 15, 2021, the Court consolidated the cases under the name In re ACADIA Pharmaceuticals Inc. Stockholder Derivative Litigation, Case No. 20-cv-0238, appointed lead counsel for the plaintiffs, and designated the complaint in the Shumacher case as the operative complaint. The consolidated case is stayed until the defendants in the federal securities class action answer, or the federal securities class action is dismissed with prejudice and all appeals are exhausted, or any party to the stipulation to stay gives 15 days’ written notice that it no longer consents to the voluntary stay. As discussed above, the federal securities class action was dismissed with prejudice on January 3, 2022, and the deadline to appeal that dismissal expired on February 2, 2022.

On July 24, 2020, the Company filed complaints against (i) Aurobindo Pharma Limited and its affiliate Aurobindo Pharma USA, Inc. and (ii) Teva Pharmaceuticals USA, Inc. and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, the Company filed complaints against (i) Hetero Labs Limited and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., (ii) MSN Laboratories Private Ltd. and its affiliate MSN Pharmaceuticals, Inc., and (iii) Zydus Pharmaceuticals (USA) Inc. and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the United States District Court for the District of Delaware, allege infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID. The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, the Company filed its answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 21, 2020, the Company filed its answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On October 26, 2020, the Company filed its answer to Hetero’s counterclaims. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On November 5, 2020, the Company filed its first amended complaint against MSN in the United States District Court for the District of Delaware, alleging infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID. On November 19, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On December 10, 2020, the Company filed its answer to MSN’s counterclaims. On November 2, 2020, Zydus filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On November 23, 2020, the Company filed its answer to Zydus’s counterclaims. On December 8, 2020, the parties’ joint proposed scheduling order was entered by Judge Andrews. On April 7, 2021, the Company filed its first amended complaints against Hetero and Teva and its second amended complaint against MSN, to include an additional Orange Book-listed patent covering NUPLAZID. On April 8, 2021, the Company filed its first amended complaint against Zydus and on April 9, 2021, the Company filed its first amended complaint against Aurobindo. On April 20, 2021, MSN filed its answer, affirmative defenses, and counterclaims to the Company’s second amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On April 21, 2021, Teva filed its answer, affirmative defenses, and counterclaims to Company’s first amended complaint, seeking declaratory judgments of noninfringement and invalidity. On April 22, 2021, Zydus filed its answer, affirmative defenses, and counterclaims to Company’s first amended complaint, seeking declaratory judgments of noninfringement and invalidity.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 27, 2021, the Company filed its second amended complaint against Zydus to include an additional Orange Book-listed patent covering NUPLAZID. On September 10, 2021, Zydus filed its answer, affirmative defenses, and counterclaims to the Company’s second amended complaint, seeking declaratory judgments of noninfringement and invalidity. Also on September 10, 2021, the parties filed their Joint Claim Construction Chart. On October 1, 2021, the Company filed its answer to Zydus’s counterclaims. On November 30, 2021, the Company filed a stipulation and proposed order to dismiss two of its Orange Book-listed patents covering NUPLAZID against Teva, which was ordered by the Court on December 1, 2021. On January 28, 2022, the parties filed their Joint Claim Construction Brief and Appendix. On January 31, 2022, a joint motion for claim construction was ordered by the Court, setting a claim construction hearing on February 23, 2022. A ruling is expected in the near future.

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current executive officers. The complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The complaint seeks unspecified monetary damages and other relief. On June 21, 2021, five motions for lead plaintiff and lead counsel were filed. Thereafter, four of the five movants either withdrew their motions or filed statements of non-opposition. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 15, 2022.

Management currently believes that none of the foregoing claims or actions pending against the Company as of December 31, 2021 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

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

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 2.0 year to 9.4 years, some of which include options to extend the lease for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease cost	$8,874	$6,917	$5,155

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,303	$4,480
Right-of-use assets obtained in exchange for operating lease obligations:	17,272	42,039

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating lease liabilities
Current portion included in accrued liabilities	$8,304	$5,087
Operating lease liabilities	56,126	44,460
Total operating lease liabilities	$64,430	$49,547

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2022	$8,520
2023	8,390
2024	8,275
2025	8,355
2026	7,719
Thereafter	36,556
Total lease payments	77,815
Less:
Imputed interest	(13,385)
Total operating lease liabilities	$64,430

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2021 and 2020, the weighted average remaining lease term was 9.0 years and 9.4 years, respectively, and the weighted average discount rate used to determine the operating lease liability was 4.3% and 4.7%, respectively.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2021 and 2020 are as follows (in thousands, except per share data):

	Fiscal Year 2021 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$106,554	$115,221	$131,612	$130,758	$484,145
Gross profit(1)	$104,369	$112,695	$127,924	$128,314	$473,302
Net loss	$(66,448)	$(43,871)	$(14,457)	$(43,094)	$(167,870)
Basic and diluted net loss per share(2)	$(0.42)	$(0.27)	$(0.09)	$(0.27)	$(1.05)

	Fiscal Year 2020 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$90,068	$110,103	$120,577	$121,007	$441,755
Gross profit(1)	$87,269	$107,204	$118,572	$118,499	$431,544
Net loss	$(88,023)	$(42,141)	$(84,660)	$(66,760)	$(281,584)
Basic and diluted net loss per share(2)	$(0.57)	$(0.27)	$(0.05)	$(0.42)	$(1.79)

(1)
Determined by subtracting cost of product sales from product sales, net.
(2)
Net loss per common share, basic and diluted, are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per common share amounts may not equal the annual amounts reported.

12. Subsequent Event

In January 2022, the Company entered a license and collaboration agreement with Stoke Therapeutics, Inc. (Stoke) to discover, develop and commercialize novel RNA-based medicines for potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. The collaboration includes SYNGAP1 syndrome, Rett syndrome (MECP2), and an undisclosed neurodevelopmental target. For the SYNGAP1 program, the two companies will jointly share global research, development and commercialization responsibilities and share 50/50 in all worldwide costs and future profits. In addition, Stoke is eligible to receive potential development, regulatory, first commercial sales and sales milestones. For the MECP2 program and the undisclosed neurodevelopmental program, the Company acquired an exclusive worldwide license to develop and commercialize MECP2 program and the undisclosed neurodevelopmental program. Stoke will lead research and pre-clinical development activities, while the Company will lead clinical development and commercialization activities. The Company will fund research and pre-clinical development activities related to these two targets and Stoke is eligible to receive potential development, regulatory, first commercial sales and sales milestones as well as tiered royalty payments on worldwide sales starting in the mid-single digit range and escalating to the mid-teens based on revenue levels. Under the terms of the agreement, the Company paid Stoke a $60.0 million upfront payment and may be required to pay up to an additional $907.5 million in milestones as well as royalties on future sales.

SCHEDULE II – Valuation and Qualifying Accounts

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Provision Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Prior Period Sales	Balance at End of Period
Allowance for distribution fees, discounts and chargebacks:
For the year ended December 31, 2019	$1,840	$33,827	$(31,251)	$(1,840)	$2,576
For the year ended December 31, 2020	$2,576	$51,684	$(47,463)	$(2,576)	$4,221
For the year ended December 31, 2021	$4,221	$72,011	$(63,544)	$(4,221)	$8,467