Form 10-Q
period 2022-03-31
ACADIA PHARMACEUTICALS INC
filed 2022-05-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of common stock outstanding as of the close of business on April 28, 2022:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	161,429,360

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHAR9MACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$204,920	$147,435
Investment securities, available-for-sale	241,057	373,271
Accounts receivable, net	62,713	64,366
Interest and other receivables	769	978
Inventory	7,009	7,881
Prepaid expenses	25,755	23,892
Total current assets	542,223	617,823
Property and equipment, net	7,531	8,047
Operating lease right-of-use assets	58,186	58,268
Restricted cash	5,770	5,770
Long-term inventory	6,205	6,217
Other assets	4,336	3,997
Total assets	$624,251	$700,122
Liabilities and stockholders’ equity
Accounts payable	$10,768	$6,876
Accrued liabilities	108,835	89,192
Total current liabilities	119,603	96,068
Operating lease liabilities	55,478	56,126
Other long-term liabilities	4,373	7,034
Total liabilities	179,454	159,228
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at March 31, 2022 and December 31, 2021; 161,381,813 shares and 161,012,695 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	2,712,025	2,694,646
Accumulated deficit	(2,266,632)	(2,153,576)
Accumulated other comprehensive loss	(612)	(192)
Total stockholders’ equity	444,797	540,894
Total liabilities and stockholders’ equity	$624,251	$700,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Product sales, net	$115,468	$106,554
Total revenues	115,468	106,554
Operating expenses
Cost of product sales	2,950	2,185
License fees and royalties	—	2,507
Research and development	128,855	56,973
Selling, general and administrative	96,679	111,661
Total operating expenses	228,484	173,326
Loss from operations	(113,016)	(66,772)
Interest income, net	105	200
Other income	340	145
Loss before income taxes	(112,571)	(66,427)
Income tax expense	485	21
Net loss	$(113,056)	$(66,448)
Net loss per common share, basic and diluted	$(0.70)	$(0.42)
Weighted average common shares outstanding, basic and diluted	161,231	160,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(113,056)	$(66,448)
Other comprehensive income:
Unrealized loss on investment securities	(422)	(6)
Foreign currency translation adjustments	2	4
Comprehensive loss	$(113,476)	$(66,450)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(113,056)	$(66,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,963	13,184
Amortization of premiums and accretion of discounts on investment securities	447	689
Amortization of intangible assets	—	370
Gain on strategic investment	(339)	(145)
Depreciation	516	525
Changes in operating assets and liabilities:
Accounts receivable, net	1,653	(8,585)
Interest and other receivables	209	1,477
Inventory	833	(492)
Prepaid expenses	(1,863)	(2,821)
Operating lease right-of-use assets	1,522	1,589
Other assets	—	10
Accounts payable	3,892	356
Accrued liabilities	19,672	2,761
Operating lease liabilities	(2,117)	(1,052)
Long-term liabilities	(2,661)	(1,567)
Net cash used in operating activities	(76,329)	(60,149)
Cash flows from investing activities
Purchases of investment securities	—	(127,864)
Maturities of investment securities	131,345	159,817
Purchases of property and equipment	—	(1,076)
Net cash provided by investing activities	131,345	30,877
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	2,467	7,726
Net cash provided by financing activities	2,467	7,726
Effect of exchange rate changes on cash	2	5
Net increase (decrease) in cash, cash equivalents and restricted cash	57,485	(21,541)
Cash, cash equivalents and restricted cash
Beginning of period	153,205	331,798
End of period	$210,690	$310,257
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	—	45

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Total stockholders’ equity, beginning balances	$540,894	$627,009
Common stock:
Beginning balance	16	16
Ending balance	16	16
Additional paid-in capital:
Beginning balance	2,694,646	2,612,663
Issuance of common stock from exercise of stock options and units	2,467	7,726
Stock-based compensation	14,912	13,321
Ending balance	2,712,025	2,633,710
Accumulated deficit:
Beginning balance	(2,153,576)	(1,985,706)
Net loss	(113,056)	(66,448)
Ending balance	(2,266,632)	(2,052,154)
Other comprehensive income (loss):
Beginning balance	(192)	36
Other comprehensive loss	(420)	(2)
Ending balance	(612)	34

Total stockholders’ equity, ending balances	$444,797	$581,606

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (the SEC). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

Risk and Uncertainties

The global pandemic resulting from the disease known as COVID-19, caused by a novel strain of coronavirus, SARS-CoV-2, has caused national and global economic and financial market disruptions and has adversely impacted the Company’s business. Since the beginning of the pandemic, the growth of sales of NUPLAZID have been negatively impacted by ongoing conditions related to the pandemic. At this time the Company cannot predict the magnitude of the pandemic or the full impact that it may have on the Company’s financial condition, operations, suppliers, and workforce.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	March 31, 2022		March 31, 2021
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$147,435	$204,920	$326,028	$304,487
Restricted cash	5,770	5,770	5,770	5,770
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$153,205	$210,690	$331,798	$310,257

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of March 31, 2022 the Company determined that an allowance for credit loss was not required.

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

Acquisitions

The Company accounts for acquisitions of an asset or group of similar identifiable assets that do not meet the definition of a business as asset acquisition using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of their relative fair values. No goodwill is recognized in an asset acquisition. Intangible assets acquired in an asset acquisition for use in research and development activities which have no alternative future use are expensed as in-process research and development on the acquisition date. Intangible assets acquired for use in research and development activities which have an alternative future use are capitalized as in-process research and development. Future costs to develop these assets are recorded to research and development expense as they are incurred. Contingent milestone payments associated with asset acquisitions are recognized when probable and estimable. These amounts are expensed if there is no alternative future use associated with the asset, or capitalized as an intangible asset if alternative future use of the asset exists. The Company includes the costs of asset acquisitions as component of cash flows from operations on the consolidated statements of cash flows.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at March 31, 2022 and 2021, stock options, employee stock purchase plan rights, restricted stock units, and warrants totaling approximately 17,540,000 shares and 20,297,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of product sales	$323	$163
Research and development	5,464	4,830
Selling, general and administrative	9,176	8,191
	$14,963	$13,184

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires the Company to make a number of assumptions including the estimated expected life of the award and related volatility. The fair value of restricted stock units is estimated based on the market price of the Company’s common stock on the date of grant. The estimated fair values of stock options, purchase plan rights, and restricted stock units are then expensed over the requisite service period, which is generally the vesting period. For restricted stock units requiring satisfaction of both market and service conditions, the estimated fair values are generally expensed over the longest of the explicit, implicit and derived service periods. Performance-based stock awards vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these performance-based stock awards is generally recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable.

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$1,728	$1,114
Work in process	5,281	6,767
Raw material	6,205	6,217
	$13,214	$14,098
Reported as:
Inventory	$7,009	$7,881
Long-term inventory	6,205	6,217
Total	$13,214	$14,098

Amount reported as long-term inventory consisted of raw materials as of March 31, 2022 and December 31, 2021. The Company has raw materials beyond one year production plan that help limit the exposures from potential supply interruption. Those raw materials that beyond one year production plan were classified as long-term inventory.

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued sales allowances	$31,497	$15,717
Accrued research and development services	29,918	27,270
Accrued compensation and benefits	21,645	25,896
Current portion of lease liabilities	8,944	8,304
Accrued consulting and professional fees	8,641	9,319
Current portion of accrued branded prescription drug fees	7,021	1,959
Other	1,169	727
	$108,835	$89,192

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$97,873	$—	$(211)	$97,662
Government sponsored enterprise securities	49,507	—	(141)	49,366
Municipal bonds	21,087	—	(31)	21,056
Commercial paper	73,216	—	(243)	72,973
	$241,683	$—	$(626)	$241,057

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$140,287	$—	$(100)	$140,187
Government sponsored enterprise securities	49,512	—	(38)	49,474
Corporate debt securities	26,006	—	(22)	25,984
Commercial paper	157,670	9	(53)	157,626
	$373,475	$9	$(213)	$373,271

The Company has classified all of its available-for-sale investment securities as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. The Company has classified all equity securities as other assets on its consolidated balance sheets.

At March 31, 2022 and December 31, 2021, the Company had 32 and 39 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2022
U.S. Treasury notes	$97,873	$(211)	$—	$—	$97,873	$(211)
Government sponsored enterprise securities	49,507	(141)	—	—	49,507	(141)
Municipal bonds	21,087	(31)	—	—	21,087	(31)
Commercial paper	70,216	(243)	—	—	70,216	(243)
Total	$238,683	$(626)	$—	$—	$238,683	$(626)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2021
U.S. Treasury notes	$140,287	$(100)	$—	$—	$140,287	$(100)
Government sponsored enterprise securities	49,512	(38)	—	—	49,512	(38)
Corporate debt securities	26,006	(22)	—	—	26,006	(22)
Commercial paper	75,192	(53)	—	—	75,192	(53)
Total	$290,997	$(213)	$—	$—	$290,997	$(213)

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

The Company does not intend to sell the investments in unrealized loss position and it is unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at March 31, 2022.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2022 and December 31, 2021.

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses based on achievement of certain conditions as described in more detail in Note 8. The Company estimated the fair value of the cash awards using a Monte Carlo simulation, which utilizes level 3 inputs such as volatility, probabilities of success, and other inputs that are not observable in active markets. The cash awards are required to be measured at fair value on a recurring basis each reporting period, with changes in the fair value recognized as compensation cost over the derived service period of the awards.

The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s financial assets and liabilities measured at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$193,477	$193,477	$—	$—
U.S. Treasury notes	97,662	97,662	—	—
Equity securities	3,978	3,978	—	—
Government sponsored enterprise securities	49,366	—	49,366	—
Municipal bonds	21,056	—	21,056	—
Commercial paper	72,973	—	72,973	—
Total	$438,512	$295,117	$143,395	$—

Liabilities
Cash awards	$1,497	$—	$—	$1,497
Total	$1,497	$—	$—	$1,497

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$122,876	$122,876	$—	$—
U.S. Treasury notes	140,187	140,187	—	—
Equity securities	3,638	3,638	—	—
Government sponsored enterprise securities	49,474	—	49,474	—
Municipal bonds	25,984	—	25,984	—
Commercial paper	157,626	—	157,626	—
Total	$499,785	$266,701	$233,084	$—

Liabilities
Cash awards	$603	$—	$—	$603
Total	$603	$—	$—	$603

Changes in estimated fair value of contingent cash awards during the three months ended March 31, 2022 are as follows (in thousands):

Balance as of December 31, 2021	$603
Expense recorded	873
Expense forfeited	(30)
Change in fair value	51
Balance as of March 31, 2022	$1,497

8. Stockholders’ Equity

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses over certain periods based on continued employment and the Company’s stock price reaching a pre-specified target. The maximum potential payout of the cash awards at the grant date was $15.1 million. The Company has determined that the cash awards were classified as liabilities pursuant to ASC Topic 718, Compensation –Stock Compensation. The Company estimates the fair value of the awards at each reporting period using the Monte Carlo simulation, which is recognized as compensation cost over the derived service period. Total fair value of the awards at the grant date was $4.4 million. The maximum potential payout at March 31, 2022 after adjusting for forfeitures was $13.9 million. The fair value of the awards at March 31, 2022 was approximately $5.5 million. During the three months ended March 31, 2022, the Company recorded a total of $0.9 million compensation cost related to the awards.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of March 31, 2022, the Company may be required to make milestone payments up to $3.1 billion in the aggregate.

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

In January 2022, the Company entered a license and collaboration agreement with Stoke Therapeutics, Inc. (Stoke) to discover, develop and commercialize novel RNA-based medicines for potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. The collaboration includes SYNGAP1 syndrome, Rett syndrome (MECP2), and an undisclosed neurodevelopmental target. For the SYNGAP1 program, the two companies will jointly share global research, development and commercialization responsibilities and share 50/50 in all worldwide costs and future profits. In addition, Stoke is eligible to receive potential development, regulatory, first commercial sales and sales milestones. For the MECP2 program and the undisclosed neurodevelopmental program, the Company acquired an exclusive worldwide license to develop and commercialize MECP2 program and the undisclosed neurodevelopmental program. Stoke will lead research and pre-clinical development activities, while the Company will lead clinical development and commercialization activities. The Company will fund research and pre-clinical development activities related to these two targets and Stoke is eligible to receive potential development, regulatory, first commercial sales and sales milestones as well as tiered royalty payments on worldwide sales starting in the mid-single digit range and escalating to the mid-teens based on revenue levels. Under the terms of the agreement, the Company paid Stoke a $60.0 million upfront payment which was accounted for as an asset acquisition and was expensed to research and development in the first quarter of 2022 as there is no alternative use for the asset. The Company may be required to pay up to an additional $907.5 million in milestones as well as royalties on future sales.

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

Legal Proceedings

On February 7, 2020, a purported stockholder of the Company filed a derivative complaint (captioned Barney v. Davis et al., Case No. 20-cv-0238) in the U.S. District Court for the Southern District of California against the Company’s directors and certain of the Company’s current and former executive officers. The complaint asserted claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the related federal securities class action (captioned In re Acadia Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647). On September 9, 2020, the Court substituted plaintiffs and re-captioned the case Shumacher v. Davis et al., Case No. 20-cv-0238. On June 23, 2020, a second derivative complaint (captioned Lazarus v. Davis et al., Case No. 20-cv-0843) was filed in the U.S. District Court for the District of Delaware. On September 9, 2020, the Court transferred the Lazarus case to the U.S. District Court for the Southern District of California and re-captioned the case Lazarus v. Davis et al., Case No. 20-cv-1774. On January 15, 2021, the Court consolidated the Shumacher and Lazarus cases under the name In re ACADIA Pharmaceuticals Inc. Stockholder Derivative Litigation, Case No. 20-cv-0238, appointed lead counsel for the plaintiffs, and designated the complaint in the Shumacher case as the operative complaint. The consolidated derivative case was stayed until the defendants in the related federal securities class action filed an answer, or the federal securities class action was dismissed with prejudice and all appeals were exhausted, or any party to the stipulation to stay gave 15 days’ written notice that it no longer consents to the voluntary stay. The federal securities class action was dismissed with prejudice on January 3, 2022, and the deadline to appeal that dismissal expired on February 2, 2022. On March 21, 2022, plaintiffs voluntarily dismissed the derivative action.

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

On August 27, 2021, the Company filed its second amended complaint against Zydus to include an additional Orange Book-listed patent covering NUPLAZID. On September 10, 2021, Zydus filed its answer, affirmative defenses, and counterclaims to the Company’s second amended complaint, seeking declaratory judgments of noninfringement and invalidity. Also on September 10, 2021, the parties filed their Joint Claim Construction Chart. On October 1, 2021, the Company filed its answer to Zydus’s counterclaims. On November 30, 2021,the Company filed a stipulation and proposed order to dismiss two of its Orange Book-listed patents covering NUPLAZID against Teva, which was ordered by the Court on December 1, 2021. On January 28, 2022, the parties filed their Joint Claim Construction Brief and Appendix. On February 23, 2022, the Court heard oral argument on claim construction. On April 6, 2022, the Court issued a Memorandum Opinion construing several terms at issue, adopting the Company’s construction on two terms, Defendants’ construction on two terms, and one agreed-upon construction. On February 28, 2022, the Company filed a stipulation and proposed order to dismiss one patent against MSN, which was ordered by the Court on March 1, 2022. On March 10, 2022, the Company filed a stipulation and proposed order to dismiss one patent against Teva, which was ordered by the Court on March 10, 2022. On March 22, 2022, the Company filed a stipulation and proposed order to dismiss seven patents against Aurobindo, which was ordered by the Court on March 22, 2022. On March 30, 2022, the Company filed a stipulation and proposed order to dismiss two patents against Zydus, which was ordered by the Court on March 31, 2022.

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current executive officers. The complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business, operations, and prospects by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The complaint seeks unspecified monetary damages and other relief. On June 21, 2021, five motions for lead plaintiff and lead counsel were filed. Thereafter, four of the five movants either withdrew their motions or filed statements of non-opposition. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 15, 2022. Lead plaintiff filed an opposition to Defendants’ motion to dismiss on April 18, 2022. Defendants’ reply is due June 2, 2022, and a hearing on Defendants’ motion to dismiss is scheduled for June 9, 2022.

Management currently believes that none of the foregoing claims or other actions pending against the Company as of March 31, 2022 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 1.8 years to 9.2 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$2,110	$2,378

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,190	$1,014
Right-of-use assets obtained in exchange for operating lease obligations:	1,440	17,417

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating lease liabilities
Current portion included in accrued liabilities	$8,944	$8,304
Operating lease liabilities	55,478	56,126
Total operating lease liabilities	$64,422	$64,430

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2022	$6,869
Years ending December 31,
2023	9,338
2024	8,327
2025	8,407
2026	7,771
Thereafter	36,563
Total lease payments	77,275
Less:
Imputed interest	(12,853)
Total operating lease liabilities	$64,422

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2022, the weighted average remaining lease term was 8.7 years and the weighted average discount rate used to determine the operating lease liability was 4.3%.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 included with our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Since the beginning of the pandemic the growth of sales of NUPLAZID have been negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits, continuing reduced occupancy rates at long-term care facilities, and reduced access to healthcare professionals. While we observed incremental improvements in some of these factors during 2021, their levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of recovery, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects.

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

Since the beginning of 2022, we have advanced our pipeline and clinical studies through the following events:

•
In January 2022, we entered into a license and collaboration agreement with Stoke to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS.
•
In February 2022, we resubmitted to the FDA an sNDA for NUPLAZID for the treatment of hallucinations and delusions associated with Alzheimer’s disease psychosis (ADP). In March 2022, the FDA informed us that they will review the submission with a target action date of August 4, 2022. The FDA Advisory Committee meeting to review the resubmission of sNDA is scheduled for June 17, 2022.
•
Based on the positive results from the Phase 3 Lavender study announced in December of 2021, we plan to submit to the FDA an NDA for trofinetide for the treatment of Rett syndrome. We have completed our pre-NDA meetings with the FDA and are on-track for a submission around mid-year 2022.
•
In April 2022, we announced top-line results from the ACP-044 study for the treatment of acute postoperative pain which did not meet its primary endpoint, a comparison of cumulative pain intensity scores over 24 hours. The Company is currently analyzing the data to determine next steps.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of March 31, 2022, we had an accumulated deficit of $2.3 billion. We expect to continue to incur operating losses for the next few years as we advance our programs and incur significant development and commercialization costs.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PDP in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PDP, including schizophrenia. In connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We will be responsible for all costs incurred for these post-marketing studies. While we intend to submit a NDA to the FDA for trofinetide for the treatment of Rett syndrome in mid-year 2022, at this time, due to the risks in the regulatory and approval processes, it is difficult to estimate with the costs we would incur for any additionally required development activities to support the submission and review of the NDA. We expect to incur increased research and development expenses as a result of our exclusive worldwide license agreement for the M1 PAM program, including ACP-319, and the research collaboration with Vanderbilt University, our acquisition of CerSci and its ACP-044 product candidate and preclinical programs, as well as our collaboration with Stoke for multiple RNA-based treatments. We currently are responsible for all costs incurred in the development of trofinetide, ACP-044, ACP-319, the M1 PAM program, Stoke collaboration programs and other early stage programs, as well as milestone payments subject to achievement of development milestones.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, ACP-044 and ACP-319. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other early stage programs. The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Costs of external service providers:
NUPLAZID (pimavanserin)	$21,806	$17,762
Trofinetide	11,080	7,958
Early stage programs	14,824	4,668
Upfront and milestone payments*	60,000	5,000
Subtotal	107,710	35,388
Internal costs	15,681	16,755
Stock-based compensation	5,464	4,830
Total research and development	$128,855	$56,973

_____________________

* Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PDP, at this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing or additional development of pimavanserin in additional indications, including schizophrenia, and the development of trofinetide, ACP-044, ACP-319, the M1 PAM program, Stoke collaboration programs and other early stage programs. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PDP, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin in additional indications other than PDP, including our studies within schizophrenia, the development of ACP-044 for pain management, the development of ACP-319, the development of Stoke collaboration programs and other early stage programs. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and other related costs, including stock-based compensation expense, for our commercial personnel, including our specialty sales force, our medical education professionals, and our personnel serving in executive, finance, business development, and business operations functions. Also included in selling, general and administrative expenses are fees paid to external service providers to support our commercial activities associated with NUPLAZID, professional fees associated with legal and accounting services, costs associated with patents and patent applications for our intellectual property and charitable donations to independent charitable foundations that support Parkinson’s disease patients generally. Changes in selling, general and administrative expenses in future periods are subject to regulatory and approval processes of trofinetide and our further development of pimavanserin in additional indications other than PDP.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates since December 31, 2021. For a description of our critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our development of pimavanserin in additional indications other than PDP, our development of trofinetide, ACP-044, ACP-319, the M1 PAM program, and Stoke collaboration programs and the progress and timing of expenditures related to studies of NUPLAZID in PDP pursuant to our post-marketing commitments. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact of the COVID-19 pandemic may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended March 31, 2022 and 2021

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $115.5 million and $106.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase in net product sales of $8.9 million was primarily due to a higher average net selling price of NUPLAZID in 2022 compared to 2021.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2022 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2021	$8,467	$(202)	$15,717	$23,982
Provision related to current period sales	17,873	819	28,785	47,477
Credits/payments for current period sales	(9,407)	(1,482)	—	(10,889)
Credits/payments for prior period sales	(8,467)	202	(13,070)	(21,335)
Balance as of March 31, 2022	$8,466	$(663)	$31,432	$39,235

Cost of Product Sales

Cost of product sales was $3.0 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively, or approximately 3% and 2% of net product sales, respectively.

License Fees and Royalties

License fees and royalties were $0 and $2.5 million for the three months ended March 31, 2022 and 2021, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The decrease in license fees and royalties during the three months ended March 31, 2022 as compared to the same period in 2021 was entirely due to the termination of the royalty obligation in October 2021.

Research and Development Expenses

Research and development expenses increased to $128.9 million for the three months ended March 31, 2022, including $5.5 million in stock-based compensation expense, from $57.0 million for the three months ended March 31, 2021, including $4.8 million in stock-based compensation expense. The increase in research and development expenses was mainly due to the $60 million upfront payment made to Stoke for the license and collaboration agreement in 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $96.7 million for the three months ended March 31, 2022, including $9.2 million in stock-based compensation expense, from $111.7 million for the three months ended March 31, 2021, including $8.2 million in stock-based compensation expense. The decrease in selling, general and administrative expenses was primarily due to decreased advertising and promotional costs and decreased personnel expenses during the three months ended March 31, 2022 as compared to the same period in 2021.

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
•
the costs of our development activities for Stoke collaboration programs;
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

At March 31, 2022, we had $446.0 million in cash, cash equivalents, and investment securities, compared to $520.7 million at December 31, 2021. This $74.7 million decrease was primarily due to cash used in operating activities. Net cash used in operating activities increased to $76.3 million for the three months ended March 31, 2022 compared to $60.1 million for the three months ended March 31, 2021. This increase in cash used in operations was primarily due to increased research and development costs offset by an increase in our net revenues.

Net cash provided by investing activities totaled $131.3 million for the three months ended March 31, 2022 compared to $30.9 million for the three months ended March 31, 2021. The increase in net cash provided by investing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the receipt of proceeds from the maturity of investment securities without making subsequent purchases of investment securities.

Net cash provided by financing activities decreased to $2.5 million for the three months ended March 31, 2022 compared to $7.7 million for the three months ended March 31, 2021. This decrease in net cash provided by financing activities for the three months ended March 31, 2022 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 10 — Recent Accounting Pronouncements”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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
•
If we do not obtain regulatory approval of pimavanserin for other indications in addition to treatment of PDP in the U.S. or regulatory approval of trofinetide for Rett syndrome, we will not be able to market pimavanserin for other indications in the U.S. or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.
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

In addition, our business could be adversely affected by the effects of public health threats, including the COVID-19 pandemic. Since the beginning of the pandemic the growth of sales of NUPLAZID have been negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits, continuing reduced occupancy rates at long-term care facilities, and reduced access to healthcare professionals. While we observed incremental improvements in some of these factors during 2021, their levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of recovery, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects. If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of pimavanserin for other indications in addition to treatment of PDP in the U.S. or regulatory approval of trofinetide for Rett syndrome, we will not be able to market pimavanserin for other indications in the U.S. or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PDP does not ensure that NUPLAZID will be approved by the FDA for any other indication. For example, following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. In July 2020 the FDA notified us of its filing of our sNDA with a filing date of August 2, 2020 and a PDUFA target action date of April 3, 2021. As part of its filing communication, the FDA advised us that it had not identified any potential review issues at that point in its evaluation and at that time was not planning to hold an Advisory Committee meeting. On March 3, 2021, we received a notification from the FDA stating that it had identified deficiencies that preclude discussion of labeling and post-marketing requirements/commitments. The notification did not specify the deficiencies identified by the FDA. On April 2, 2021, we received a CRL from the FDA, indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In the CRL, the FDA cited a lack of statistical significance in some of the subgroups of dementia in the HARMONY study, as well as insufficient numbers of patients with certain less common dementia subgroups as lack of substantial evidence of effectiveness to support approval. The FDA also stated in the CRL that it considers Alzheimer’s disease psychosis study -019 to not be adequate and well controlled, citing that it was a single center study with no type I error control of secondary endpoints in which certain protocol deviations occurred. We conducted an end of review (Type A) meeting at which the FDA reiterated, as stated in the CRL, that pimavanserin should be studied by individual subgroups of DRP, and advised us that the best path forward is to conduct an additional clinical study in each of the subgroups for which we seek approval. However, the FDA was also open to reviewing additional analyses from the HARMONY and -019 studies in support of a potential resubmission for individual subgroups without additional clinical studies. We subsequently held additional meetings (Type B) with the FDA and further discussed the potential for a resubmission based on additional analyses supporting a potential indication for treatment of ADP specifically. In February 2022, we made a resubmission to the FDA for NUPLAZID for the treatment of hallucinations and delusions associated with ADP and to make a complete response to the issues raised in the FDA’s CRL.

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

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions or to submit trofinetide for approval for Rett syndrome. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PDP. If we do not receive marketing approval for NUPLAZID for any other indication or any marketing approval for trofinetide, we will never be able to commercialize NUPLAZID for any other indication in the U.S. or be able to commercialize trofinetide at all. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PDP, an indication for which no other FDA-approved pharmaceutical treatment currently exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Additionally, the growth of NUPLAZID net sales were negatively impacted due to the COVID-19 pandemic, and the continuing effects of COVID-19 on NUPLAZID net sales are difficult to assess or predict at this time. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PDP, the rate of diagnosis of PDP, the prevalence and rate of hallucinations and delusions in patients diagnosed with PDP, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PDP, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PDP, instead of NUPLAZID. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PDP, issues may arise with respect to patient adherence and compliance rates. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it.

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

If we receive approval of NUPLAZID in additional indications, including ADP, we would need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of March 31, 2022, we employed approximately 500 employees. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, and integrate additional employees and retain existing employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2022, we had an accumulated deficit of approximately $2.3 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidate opportunities.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $446.0 million at March 31, 2022. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Since the beginning of the pandemic the growth of sales of NUPLAZID have been negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits, continuing reduced occupancy rates at long-term care facilities, and reduced access to healthcare professionals. While we observed incremental improvements in some of these factors during 2021, their levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects.

Russia’s invasion of Ukraine has caused significant disruptions of clinical trial activities in Ukraine. The geo-political turmoil resulting from the invasion, including the widespread and significant economic sanctions imposed on Russia, may also cause significant disruptions of clinical trial activities in Russia.*

We have engaged clinical research organizations (CROs) to conduct clinical trials worldwide. Certain of our trials have a limited number of clinical sites in Russia and Ukraine where patient recruiting and screening have not yet been completed. Russia’s military aggression in Ukraine and the resulting geo-political turmoil have caused significant disruptions, and may cause us to suspend or terminate our current clinical trial activities in Ukraine. For example, we may not be able to complete additional dosing of, and/or schedule follow-up visits with, patients in Ukraine who are participating in our clinical trials. Patients could be forced to evacuate, or could choose to relocate far from clinical sites, making them unavailable for further participation in our clinical trials. Site personnel and/or CRO personnel may become unavailable or otherwise unable to conduct clinical trial activities. Furthermore, the widespread sanctions imposed on Russia may affect clinical sites in Russia managed by our CROs. For example, shipments to and from Russia may become difficult, delayed or impossible. In addition, clinical sites, their personnel and patients may not be able to continue in the trials and we may need to suspend or terminate the trials in Russia. While we have a limited number of clinical sites in Ukraine and Russia, these significant disruptions and the possible suspension or termination of clinical trial activities could potentially delay the completion of enrollment in our clinical trials and complicate the analysis of data, as affected clinical sites might not be able to be validated or assessments may be missed. Even if data collection can be completed, the FDA may be unable to audit clinical trial sites in Ukraine or Russia. Interruptions of clinical trials may delay our clinical development and the potential authorization or approval of our product candidates, which could materially increase our costs and adversely affect our ability to commence product sales and generate revenues.

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

31.2

Certification of Mark C. Schneyer, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stephen R. Davis, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark C. Schneyer, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 4, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: May 4, 2022	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)