Form 10-Q
period 2022-06-30
ACADIA PHARMACEUTICALS INC
filed 2022-08-09
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of common stock outstanding as of the close of business on July 28, 2022:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	161,843,185

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$139,833	$147,435
Investment securities, available-for-sale	296,518	373,271
Accounts receivable, net	67,953	64,366
Interest and other receivables	936	978
Inventory	6,327	7,881
Prepaid expenses	20,952	23,892
Total current assets	532,519	617,823
Property and equipment, net	7,016	8,047
Operating lease right-of-use assets	57,417	58,268
Restricted cash	5,770	5,770
Long-term inventory	6,205	6,217
Other assets	3,839	3,997
Total assets	$612,766	$700,122
Liabilities and stockholders’ equity
Accounts payable	$11,854	$6,876
Accrued liabilities	105,827	89,192
Total current liabilities	117,681	96,068
Operating lease liabilities	54,693	56,126
Other long-term liabilities	5,544	7,034
Total liabilities	177,918	159,228
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at June 30, 2022 and December 31, 2021; 161,842,369 shares and 161,012,695 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	2,736,318	2,694,646
Accumulated deficit	(2,300,643)	(2,153,576)
Accumulated other comprehensive loss	(843)	(192)
Total stockholders’ equity	434,848	540,894
Total liabilities and stockholders’ equity	$612,766	$700,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Product sales, net	$134,563	$115,221	$250,031	$221,775
Total revenues	134,563	115,221	250,031	221,775
Operating expenses
Cost of product sales	2,667	2,526	5,617	4,711
License fees and royalties	—	2,680	—	5,187
Research and development	75,646	56,935	204,501	113,908
Selling, general and administrative	89,901	96,789	186,580	208,450
Total operating expenses	168,214	158,930	396,698	332,256
Loss from operations	(33,651)	(43,709)	(146,667)	(110,481)
Interest income, net	580	133	685	333
Other (loss) income	(497)	178	(157)	323
Loss before income taxes	(33,568)	(43,398)	(146,139)	(109,825)
Income tax expense	443	473	928	494
Net loss	$(34,011)	$(43,871)	$(147,067)	$(110,319)
Net loss per common share, basic and diluted	$(0.21)	$(0.27)	$(0.91)	$(0.69)
Weighted average common shares outstanding, basic and diluted	161,654	160,421	161,443	160,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(34,011)	$(43,871)	$(147,067)	$(110,319)
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities	(236)	5	(658)	(1)
Foreign currency translation adjustments	5	(1)	7	3
Comprehensive loss	$(34,242)	$(43,867)	$(147,718)	$(110,317)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(147,067)	$(110,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	35,475	35,189
Amortization of premiums and accretion of discounts on investment securities	547	1,176
Amortization of intangible assets	—	739
Loss (gain) on strategic investment	158	(323)
Depreciation	1,031	1,085
Changes in operating assets and liabilities:
Accounts receivable, net	(3,587)	(3,120)
Interest and other receivables	42	1,582
Inventory	1,465	(878)
Prepaid expenses	2,940	(512)
Operating lease right-of-use assets	3,172	3,289
Other assets	—	9
Accounts payable	4,978	572
Accrued liabilities	16,854	(11,331)
Operating lease liabilities	(3,972)	(2,583)
Long-term liabilities	(1,490)	(51)
Net cash used in operating activities	(89,454)	(85,476)
Cash flows from investing activities
Purchases of investment securities	(125,377)	(202,526)
Maturities of investment securities	200,925	217,317
Purchases of property and equipment	—	(1,121)
Net cash provided by investing activities	75,548	13,670
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	6,298	12,731
Net cash provided by financing activities	6,298	12,731
Effect of exchange rate changes on cash	6	3
Net decrease in cash, cash equivalents and restricted cash	(7,602)	(59,072)
Cash, cash equivalents and restricted cash
Beginning of period	153,205	331,798
End of period	$145,603	$272,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total stockholders’ equity, beginning balances	$444,797	$581,606	$540,894	$627,009
Common stock:
Beginning balance	16	16	16	16
Ending balance	16	16	16	16
Additional paid-in capital:
Beginning balance	2,712,025	2,633,710	2,694,646	2,612,663
Issuance of common stock from exercise of stock options and units	806	1,268	3,273	8,994
Issuance of common stock pursuant to employee stock purchase plan	3,025	3,737	3,025	3,737
Stock-based compensation	20,462	22,094	35,374	35,415
Ending balance	2,736,318	2,660,809	2,736,318	2,660,809
Accumulated deficit:
Beginning balance	(2,266,632)	(2,052,154)	(2,153,576)	(1,985,706)
Net loss	(34,011)	(43,871)	(147,067)	(110,319)
Ending balance	(2,300,643)	(2,096,025)	(2,300,643)	(2,096,025)
Other comprehensive (loss) income:
Beginning balance	(612)	34	(192)	36
Other comprehensive (loss) income	(231)	4	(651)	2
Ending balance	(843)	38	(843)	38

Total stockholders’ equity, ending balances	$434,848	$564,838	$434,848	$564,838

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statement of cash flows that sum to the total of the same such amounts shown in the statement of cash flows (in thousands):

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$147,435	$139,833	$326,028	$266,956
Restricted cash	5,770	5,770	5,770	5,770
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$153,205	$145,603	$331,798	$272,726

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of June 30, 2022 the Company determined that an allowance for credit loss was not required.

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

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at June 30, 2022 and 2021, stock options, employee stock purchase plan rights, restricted stock units, and warrants totaling approximately 21,646,000 shares and 19,489,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product sales	$346	$423	$669	$586
Research and development	7,232	7,319	12,696	12,149
Selling, general and administrative	12,934	14,263	22,110	22,454
	$20,512	$22,005	$35,475	$35,189

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

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$2,081	$1,114
Work in process	4,246	6,767
Raw material	6,205	6,217
	$12,532	$14,098
Reported as:
Inventory	$6,327	$7,881
Long-term inventory	6,205	6,217
Total	$12,532	$14,098

Amount reported as long-term inventory consisted of raw materials as of June 30, 2022 and December 31, 2021. The Company has raw materials beyond one year production plan that help limit the exposures from potential supply interruption. Those raw materials that beyond one year production plan were classified as long-term inventory.

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development services	$39,767	$27,270
Accrued compensation and benefits	23,351	25,896
Accrued sales allowances	14,237	15,717
Accrued consulting and professional fees	11,441	9,319
Current portion of lease liabilities	9,024	8,304
Current portion of accrued branded prescription drug fees	7,021	1,959
Other	986	727
	$105,827	$89,192

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains		Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$67,568	$—		$(92)	$67,476
Government sponsored enterprise securities	49,502	—		(92)	49,410
Municipal bonds	25,869	—	*	(66)	25,803
Commercial paper	154,430	32		(633)	153,829
	$297,369	$32		$(883)	$296,518

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$140,287	$—	$(100)	$140,187
Government sponsored enterprise securities	49,512	—	(38)	49,474
Corporate debt securities	26,006	—	(22)	25,984
Commercial paper	157,670	9	(53)	157,626
	$373,475	$9	$(213)	$373,271

_______________________

* Unrealized gain was less than $500.

The Company has classified all of its available-for-sale investment securities as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. The Company has classified all equity securities as other assets on its consolidated balance sheets.

At June 30, 2022 and December 31, 2021, the Company had 43 and 39 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2022
U.S. Treasury notes	$67,567	$(92)	$—	$—	$67,567	$(92)
Government sponsored enterprise securities	49,502	(92)	—	—	49,502	(92)
Municipal bonds	16,755	(66)	—	—	16,755	(66)
Commercial paper	137,049	(633)	—	—	137,049	(633)
Total	$270,873	$(883)	$—	$—	$270,873	$(883)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2021
U.S. Treasury notes	$140,287	$(100)	$—	$—	$140,287	$(100)
Government sponsored enterprise securities	49,512	(38)	—	—	49,512	(38)
Corporate debt securities	26,006	(22)	—	—	26,006	(22)
Commercial paper	75,192	(53)	—	—	75,192	(53)
Total	$290,997	$(213)	$—	$—	$290,997	$(213)

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

The Company does not intend to sell the investments in unrealized loss position and it is unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at June 30, 2022.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2022 and December 31, 2021.

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

The recurring fair value measurements of the Company’s financial assets and liabilities measured at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$92,926	$92,926	$—	$—
U.S. Treasury notes	67,476	67,476	—	—
Equity securities	3,481	3,481	—	—
Government sponsored enterprise securities	65,377	—	65,377	—
Municipal bonds	25,802	—	25,802	—
Commercial paper	162,824	—	162,824	—
Total	$417,886	$163,883	$254,003	$—

Liabilities
Cash awards	$694	$—	$—	$694
Total	$694	$—	$—	$694

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$122,876	$122,876	$—	$—
U.S. Treasury notes	140,187	140,187	—	—
Equity securities	3,638	3,638	—	—
Government sponsored enterprise securities	49,474	—	49,474	—
Municipal bonds	25,984	—	25,984	—
Commercial paper	157,626	—	157,626	—
Total	$499,785	$266,701	$233,084	$—

Liabilities
Cash awards	$603	$—	$—	$603
Total	$603	$—	$—	$603

Changes in estimated fair value of contingent cash awards during the six months ended June 30, 2022 are as follows (in thousands):

Balance as of December 31, 2021	$603
Vesting of awards	1,153
Expense forfeited	(55)
Change in fair value	(1,007)
Balance as of June 30, 2022	$694

8. Stockholders’ Equity

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses over certain periods based on continued employment and the Company’s stock price reaching a pre-specified target. The maximum potential payout of the cash awards at the grant date was $15.1 million. The Company has determined that the cash awards were classified as liabilities pursuant to ASC Topic 718, Compensation –Stock Compensation. The Company estimates the fair value of the awards at each reporting period using the Monte Carlo simulation, which is recognized as compensation cost over the derived service period. Total fair value of the awards at the grant date was $4.4 million. The maximum potential payout at June 30, 2022 after adjusting for forfeitures was $13.3 million. The fair value of the awards at June 30, 2022 was approximately $2.1 million. During the three months ended June 30, 2022, the Company recorded a reversal of $0.8 million compensation cost related to the awards. During the six months ended June 30, 2022, the Company recorded a total of $0.1 million compensation cost related to the awards.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of June 30, 2022, the Company may be required to make milestone payments up to $3.1 billion in the aggregate.

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

Legal Proceedings

On February 7, 2020, a purported stockholder of the Company filed a derivative complaint in the U.S. District Court for the Southern District of California against the Company’s directors and certain of the Company’s current and former executive officers. The complaint asserted claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment arising from allegations similar to those in the related federal securities class action (captioned In re Acadia Pharmaceuticals Inc. Securities Litigation, Case No. 18-cv-01647). On January 15, 2021, the Court consolidated the case, together with a second complaint that had been filed in the District of Delaware and subsequently transferred to the Southern District of California, under the name In re ACADIA Pharmaceuticals Inc. Stockholder Derivative Litigation, Case No. 20-cv-0238 and appointed lead counsel for the plaintiffs. The consolidated derivative case was stayed until the resolution of the related federal securities class action. The federal securities class action was dismissed with prejudice on January 3, 2022, and the deadline to appeal that dismissal expired on February 2, 2022. On March 21, 2022, plaintiffs voluntarily dismissed the derivative action. The Company considers this matter closed.

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

On August 27, 2021, the Company filed its second amended complaint against Zydus to include an additional Orange Book-listed patent covering NUPLAZID. On September 10, 2021, Zydus filed its answer, affirmative defenses, and counterclaims to the Company’s second amended complaint, seeking declaratory judgments of noninfringement and invalidity. Also on September 10, 2021, the parties filed their Joint Claim Construction Chart. On October 1, 2021, the Company filed its answer to Zydus’s counterclaims. On November 30, 2021,the Company filed a stipulation and proposed order to dismiss two of its Orange Book-listed patents covering NUPLAZID against Teva, which was ordered by the Court on December 1, 2021. On January 28, 2022, the parties filed their Joint Claim Construction Brief and Appendix. On February 23, 2022, the Court heard oral argument on claim construction. On April 6, 2022, the Court issued a Memorandum Opinion construing several terms at issue, adopting the Company’s construction on two terms, Defendants’ construction on two terms, and one agreed-upon construction. On February 28, 2022, the Company filed a stipulation and proposed order to dismiss one patent against MSN, which was ordered by the Court on March 1, 2022. On March 10, 2022, the Company filed a stipulation and proposed order to dismiss one patent against Teva, which was ordered by the Court on March 10, 2022. On March 22, 2022, the Company filed a stipulation and proposed order to dismiss seven patents against Aurobindo, which was ordered by the Court on March 22, 2022. On March 30, 2022, the Company filed a stipulation and proposed order to dismiss two patents against Zydus, which was ordered by the Court on March 31, 2022. On April 22, 2022, the Company filed a stipulation and proposed order of non-infringement against Aurobindo regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID, which was ordered by the Court on April 22, 2022. On April 26, 2022, the Company filed a stipulation and proposed order of non-infringement against MSN regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID, which was ordered by the Court on April 26, 2022. On April 26, 2022, the Company filed a stipulation and proposed order of non-infringement against Teva regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID, which was ordered by the Court on April 27, 2022. On May 10, 2022, the Company filed its second amended complaint against Teva to include an additional Orange Book-listed patent covering NUPLAZID. On May 18, 2022, the Company filed a stipulation and proposed order of non-infringement against Zydus regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID, which was ordered by the Court on May 19, 2022. On May 24, 2022, Teva filed its answer, affirmative defenses, and counterclaims to the Company’s second amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On June 1, 2022, the Company filed its second amended complaint against Aurobindo alleging infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID. On June 2, 2022, the Company filed its third amended complaint against Zydus alleging infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID. On June 14, 2022, the Company filed its answer to Teva’s counterclaims. June 15, 2022, Aurobindo filed its answer, affirmative defenses, and counterclaims to the Company’s second amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On June 16, 2022, Zydus filed its answer, affirmative defenses, and counterclaims to the Company’s third amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On July 6, 2022, the Company filed its answer to Aurobindo’s counterclaims.

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current executive officers. The complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The complaint seeks unspecified monetary damages and other relief. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 15, 2022. Lead plaintiff filed an opposition to Defendants’ motion to dismiss on April 18, 2022, and defendants filed a reply on June 2, 2022. A hearing on Defendants’ motion to dismiss was scheduled for June 9, 2022. The Court took the hearing off-calendar and has not yet issued a decision on Defendants’ motion.

Management currently believes that none of the foregoing claims or other actions pending against the Company as of June 30, 2022 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 1.5 years to 8.9 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$1,737	$2,624	$3,848	$5,002

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,285	$696	$4,428	$1,710
Right-of-use assets obtained in exchange for operating lease obligations:	881	17,377	2,321	17,377

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating lease liabilities
Current portion included in accrued liabilities	$9,024	$8,304
Operating lease liabilities	54,693	56,126
Total operating lease liabilities	$63,717	$64,430

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2022	$4,608
Years ending December 31,
2023	9,377
2024	8,655
2025	8,735
2026	8,099
Thereafter	36,642
Total lease payments	76,116
Less:
Imputed interest	(12,399)
Total operating lease liabilities	$63,717

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2022, the weighted average remaining lease term was 8.4 years and the weighted average discount rate used to determine the operating lease liability was 4.4%.

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

Since the beginning of 2022, we have advanced our pipeline and clinical studies. For example, in January 2022, we entered into a license and collaboration agreement with Stoke to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. In addition, based on the positive results from the Phase 3 Lavender study announced in December of 2021, we submitted to the FDA an NDA for trofinetide for the treatment of Rett syndrome in July 2022.

On August 4, 2022 we received a complete response letter from the FDA regarding our resubmission of a supplemental NDA for pimavanserin for the treatment of Alzheimer’s disease psychosis. While we plan to meet with the FDA to review the contents of the CRL, at this time, we are not planning to conduct any additional studies for pimavanserin in ADP. We have decided to discontinue our ACP-044 pain program, based on a review of the data from the completed Phase 2 bunionectomy study, and our ACP-319 M1 PAM program, based on a profile that does not support advancement to Phase 2. We continue to evaluate our portfolio and will prioritize investment in high-potential opportunities with supporting data.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities and more recently for our sales and marketing activities related to the commercialization of NUPLAZID. As of June 30, 2022, we had an accumulated deficit of $2.3 billion. Contingent on the level of business development activities we may complete as well as pipeline programs advancing, we may continue to incur operating losses for the next few years as we incur significant development and commercialization costs.

We maintain a website at www.acadia.com to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information contained in our website does not constitute a part of this Quarterly Report or our other filings with the SEC.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have primarily focused on NUPLAZID (pimavanserin) which was approved by the FDA for the treatment of hallucinations and delusions associated with PDP in April 2016. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PDP, including schizophrenia. In connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We are responsible for all costs incurred for these post-marketing studies. While we submitted a NDA to the FDA for trofinetide for the treatment of Rett syndrome in July 2022, at this time, due to the risks in the regulatory and approval processes, it is difficult to estimate the costs we might incur for any additionally required development activities to support the review and potential approval of the NDA. In addition, we expect to incur increased research and development expenses as a result of advancement of our early-stage development pipeline programs.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, and our early-stage programs. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other early-stage programs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Costs of external service providers:
NUPLAZID (pimavanserin)	$9,784	$15,641	$31,590	$33,403
Trofinetide	19,130	9,138	30,210	17,096
Early-stage programs	18,722	10,746	33,546	15,414
Upfront and milestone payments*	5,734	—	65,734	5,000
Subtotal	53,370	35,525	161,080	70,913
Internal costs	15,044	14,091	30,725	30,846
Stock-based compensation	7,232	7,319	12,696	12,149
Total research and development	$75,646	$56,935	$204,501	$113,908

_____________________

* Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PDP, at this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing or additional development of pimavanserin for the negative symptoms of schizophrenia, to support the potential approval and commercialization of trofinetide for the treatment of Rett syndrome, as well as the further development of our early-stage pipeline programs. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin in additional indications other than PDP, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses to increase and continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin for the negative symptoms of schizophrenia as well as the further development of our early-stage pipeline programs. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our potential approval and commercialization of trofinetide for the treatment of Rett syndrome, our development of pimavanserin for the negative symptoms of schizophrenia, our further development of the early-stage pipeline programs and the progress and timing of expenditures related to studies of NUPLAZID in PDP pursuant to our post-marketing commitments. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact of the COVID-19 pandemic may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended June 30, 2022 and 2021

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $134.6 million and $115.2 million for the three months ended June 30, 2022 and 2021, respectively. The increase in net product sales of $19.4 million was primarily due to a higher average net selling price of NUPLAZID in 2022 compared to 2021.

Cost of Product Sales

Cost of product sales was $2.7 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively, or approximately 2% and 2% of net product sales, respectively.

License Fees and Royalties

License fees and royalties were $0 and $2.7 million for the three months ended June 30, 2022 and 2021, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The decrease in license fees and royalties during the three months ended June 30, 2022 as compared to the same period in 2021 was entirely due to the termination of the royalty obligation in October 2021.

Research and Development Expenses

Research and development expenses increased to $75.6 million for the three months ended June 30, 2022, including $7.2 million in stock-based compensation expense, from $56.9 million for the three months ended June 30, 2021, including $7.3 million in stock-based compensation expense. The increase in research and development expenses was mainly due to increased costs of our development activities for early-stage programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $89.9 million for the three months ended June 30, 2022, including $12.9 million in stock-based compensation expense, from $96.8 million for the three months ended June 30, 2021, including $14.3 million in stock-based compensation expense. The decrease in selling, general and administrative expenses was primarily due to decreased advertising and promotional costs during the three months ended June 30, 2022 as compared to the same period in 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $250.0 million and $221.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase in net product sales of $28.2 million was primarily due to a higher average net selling price of NUPLAZID in 2022 compared to 2021.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2022 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2021	$8,467	$(202)	$15,717	$23,982
Provision related to current period sales	35,798	1,550	34,670	72,018
Credits/payments for current period sales	(26,742)	(2,030)	(22,639)	(51,411)
Credits/payments for prior period sales	(8,467)	202	(13,553)	(21,818)
Balance as of June 30, 2022	$9,056	$(480)	$14,195	$22,771

Cost of Product Sales

Cost of product sales was $5.6 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively, or approximately 2% and 2% of net product sales, respectively.

License Fees and Royalties

License fees and royalties were $0 and $5.2 million for the six months ended June 30, 2022 and 2021, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The decrease in license fees and royalties during the six months ended June 30, 2022 as compared to the same period in 2021 was entirely due to the termination of the royalty obligation in October 2021.

Research and Development Expenses

Research and development expenses increased to $204.5 million for the six months ended June 30, 2022, including $12.7 million in stock-based compensation expense, from $113.9 million for the six months ended June 30, 2021, including $12.1 million in stock-based compensation expense. The increase in research and development expenses was mainly due to the $60 million upfront payment made to Stoke for the license and collaboration agreement in 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $186.6 million for the six months ended June 30, 2022, including $22.1 million in stock-based compensation expense, from $208.5 million for the six months ended June 30, 2021, including $22.5 million in stock-based compensation expense. The decrease in selling, general and administrative expenses was primarily due to decreased advertising and promotional costs and decreased personnel expenses during the six months ended June 30, 2022 as compared to the same period in 2021.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income, and, since 2016, with revenues from sales of NUPLAZID. We anticipate that the level of cash used in our operations will increase in future periods in order to fund our ongoing and planned commercial activities for NUPLAZID, our potential approval and commercialization of trofinetide for the treatment of Rett syndrome, our ongoing and planned development activities for pimavanserin for the negative symptoms of schizophrenia, studies to be conducted pursuant to our post-marketing commitments and our ongoing and planned development activities for the early-stage pipeline programs. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next 12 months.

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
•
the costs of our development activities for our early-stage pipeline programs;
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
•
our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the U.S. or for the negative symptoms of schizophrenia, or from trofinetide, and other product candidates;
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

Cash Flows

At June 30, 2022, we had $436.4 million in cash, cash equivalents, and investment securities, compared to $520.7 million at December 31, 2021. This $84.3 million decrease was primarily due to cash used in operating activities. Net cash used in operating activities increased to $89.5 million for the six months ended June 30, 2022 compared to $85.5 million for the six months ended June 30, 2021. This increase in cash used in operations was primarily due to increased research and development costs offset by an increase in our net revenues.

Net cash provided by investing activities totaled $75.5 million for the six months ended June 30, 2022 compared to $13.7 million for the six months ended June 30, 2021. The increase in net cash provided by investing activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to increased net maturities of investment securities.

Net cash provided by financing activities decreased to $6.3 million for the six months ended June 30, 2022 compared to $12.7 million for the six months ended June 30, 2021. This decrease in net cash provided by financing activities for the six months ended June 30, 2022 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Condensed Consolidated Financial Statements — Note 10 — Recent Accounting Pronouncements”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

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

Risks Related to Our Business

Our prospects are highly dependent on the successful commercialization of NUPLAZID. To the extent NUPLAZID is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

NUPLAZID is our only drug that has been approved for sale and it has only been approved for the treatment of hallucinations and delusions associated with PDP, in the U.S. since April 2016. In recent years, we have focused most of our activities and resources on NUPLAZID, because we believe that our prospects are highly dependent on, and the vast majority of the value of our company relates to, our ability to successfully commercialize NUPLAZID in the U.S.

Successful commercialization of NUPLAZID is subject to many risks, and there is no guarantee that we will be able to successfully commercialize NUPLAZID for additional approved indications beyond PDP. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we may need to further expand and develop the team in order to successfully commercialize NUPLAZID for additional indications. Even if we are successful in developing our commercial team, there are many factors that could cause the commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PDP, it is especially difficult to estimate NUPLAZID’s market potential for its approved indication and potential additional indications. The commercial success of NUPLAZID currently depends on the extent to which patients and physicians recognize and diagnose PDP and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PDP, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from hallucinations and delusions associated with PDP is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to take NUPLAZID, perceived safety issues, or for other reasons, the commercial potential of NUPLAZID will be limited. We have limited information about how physicians, patients and payors have responded and will respond to the pricing of NUPLAZID. We have changed, and may continue to change, the price of NUPLAZID from time to time. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative publicity related to NUPLAZID, or negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

In addition, our business could be adversely affected by the effects of public health threats, including the COVID-19 pandemic. Since the beginning of the pandemic the growth of sales of NUPLAZID has been negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits, continuing reduced occupancy rates at long-term care facilities, and reduced access to healthcare professionals. While we observed incremental improvements in some of these factors during 2021 and the first half of 2022, their levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of recovery, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects. If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

If we do not obtain regulatory approval of pimavanserin for other indications in addition to treatment of PDP in the U.S. or regulatory approval of trofinetide for Rett syndrome, we will not be able to market pimavanserin for other indications in the U.S. or in other jurisdictions or market trofinetide at all, which will limit our commercial revenues.*

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PDP does not ensure that NUPLAZID will be approved by the FDA for any other indication. For example, following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. On April 2, 2021, we received a complete response letter (CRL) from the FDA, indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In February 2022, we made a resubmission to the FDA for NUPLAZID for the treatment of hallucinations and delusions associated with ADP. On August 4, 2022 we received a complete response letter from the FDA regarding our resubmission of a supplemental NDA for pimavanserin for the treatment of Alzheimer’s disease psychosis. While we plan to meet with the FDA to review the contents of the CRL, at this time, we are not planning to conduct any additional studies for pimavanserin in ADP.

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

In December 2021, we announced positive results from our pivotal Phase 3 LAVENDER study. The study demonstrated a statistically significant improvement over placebo for both co-primary endpoints as well as key secondary endpoint. We submitted to the FDA an NDA for trofinetide for the treatment of Rett syndrome in July 2022. There is no guarantee that the FDA will accept the NDA for the filing to approve trofinetide for the treatment of Rett syndrome.

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

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PDP, an indication for which no other FDA-approved pharmaceutical treatment currently exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Additionally, the growth of NUPLAZID net sales was negatively impacted due to the COVID-19 pandemic, and the continuing effects of COVID-19 on NUPLAZID net sales are difficult to assess or predict at this time. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PDP, the rate of diagnosis of PDP, the prevalence and rate of hallucinations and delusions in patients diagnosed with PDP, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PDP, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PDP, instead of NUPLAZID. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PDP, issues may arise with respect to patient adherence and compliance rates. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it.

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

There is no guarantee that future studies with pimavanserin will be successful.*

The historical rate of failures for product candidates in clinical development is extremely high. In November 2012, we announced successful results from the Phase 3 -020 Study of pimavanserin for PDP. Additionally, in December 2016, we announced positive top-line results from our Phase 2 exploratory study of pimavanserin in patients with Alzheimer’s disease psychosis, but those results may not be predictive of the results of any additional studies that we are currently undertaking or may undertake in the future with pimavanserin, including the post-marketing studies we committed to conduct in connection with FDA approval of NUPLAZID and the ongoing studies of pimavanserin in various indications. We believe that pimavanserin also may have utility in indications other than PDP, such as schizophrenia. However, prior to the Phase 3 HARMONY study that we initiated in the fourth quarter of 2017, which was stopped early for efficacy in September 2019, we had never tested pimavanserin in clinical studies where the primary outcome was for the indication of DRP, and prior to the studies in schizophrenia that we initiated in the fourth quarter of 2016, we had only conducted a Phase 2 trial for pimavanserin as a co-therapy treatment in schizophrenia. There is no guarantee that we will have the same level of success with pimavanserin in other studies that we had with the -020 Study, the HARMONY study and the ADVANCE study. For example, in July 2020 we announced top-line results from the Phase 3 CLARITY study evaluating pimavanserin as an adjunctive treatment with SSRI/SNRI drugs in MDD. In this study pimavanserin did not achieve statistical significance on the primary endpoint. Further, there is no guarantee that we will be successful at all in ongoing or future studies for additional indications or in our post-marketing studies, or that future results of studies of NUPLAZID for treatment in PDP or for other indications will be positive. Moreover, there can be no assurance that a positive study outcome will ultimately result in approval by the FDA.

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

Furthermore, even though NUPLAZID is approved for the treatment of hallucinations and delusions associated with PDP, a failure in a subsequent pimavanserin study for another indication, including our ongoing study in schizophrenia, or any additional studies, or a failure in our post-marketing studies could harm our ability to successfully market NUPLAZID for the treatment of hallucinations and delusions associated with PDP or could lead to it being withdrawn from the market. If we are unable to develop pimavanserin for other indications, we may not be able to maximize the potential of the compound and that could have a material adverse effect on our future revenues and our success as a company.

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

Following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. On April 2, 2021, we received a CRL indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In February 2022, we submitted to the FDA an sNDA for NUPLAZID for the treatment of hallucinations and delusions associated with ADP. On August 4, 2022 we received a complete response letter from the FDA regarding our resubmission of a supplemental NDA for pimavanserin for the treatment of Alzheimer’s disease psychosis. While we plan to meet with the FDA to review the contents of the CRL, at this time, we are not planning to conduct any additional studies for pimavanserin in ADP.

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

If we receive approval of NUPLAZID in additional indications, we may need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of June 30, 2022, we employed approximately 540 employees. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, and integrate additional employees and retain existing employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2022, we had an accumulated deficit of approximately $2.3 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidate opportunities.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $436.4 million at June 30, 2022. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•
the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID, and other research and development programs;
•
the costs of our development activities for trofinetide, our early-stage pipeline programs and any other product candidates;
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
•
our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the U.S. or in additional indications other than in PDP, or from trofinetide, our early-stage pipeline programs and any other product candidates;
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

Tax authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.

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

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of former President Trump’s importation executive order announced in July 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2023. In addition, on November 20, 2020, the Centers for Medicare and Medicaid Services (CMS) issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most

Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The GDPR has increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Failure to comply with the GDPR carries significant risk as potential fines for noncompliant companies of are up to the greater of €20 million or 4% of annual global revenue and potential penalties include a prohibition on use of personal data subject to the GDPR, which could impact our operations and ability to develop our products and provide our services, including interrupting or ending EEA clinical trials. Further, the GDPR also provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

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

In addition, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal data to countries outside the European Economic Area, or EEA, that the European Commission does not consider to provide an adequate level of data privacy and security, such as the United States. The European Commission released a set of “Standard Contractual Clauses,” or SCCs, that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., Russia) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business.

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

Moreover, states in the U.S. are constantly adopting new data protection laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act of 2018 (CCPA), imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to enforce the CCPA (as amended), which could increase the risk of an enforcement action. Although the CCPA and the CPRA exempt some personal data processed in the context of clinical trials, these laws, to the extent applicable to our business and operations, may increase our potential liability with respect to other personal data we maintain about California residents. Moreover, other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.

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

If our information technology systems or data is compromised, we could experience adverse impacts, including but not limited to interruptions to operations or clinical trials, claims that we failed to comply with our data protection obligations, harm to our reputation, and a loss of customers or sales.*

In the ordinary course of our business, we may collect, store, use, transmit, disclose or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. We may rely upon third-parties (such as service providers) for our data processing-related activities. We may share or receive sensitive data with or from third parties.

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

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials) and income, significant extra expenses to restore data or systems, reputational harm and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems and networks or the those of third parties that support us.

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

We may be required to expend significant resources, fundamentally change our business activities and practices (including our clinical trials) or modify our operations or information technology in an effort to protect against security breaches and to mitigate, detect, and remediate actual and potential vulnerabilities, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient/ trial participant information, including personally identifiable information or protected health information, or a perceived security breach or violation, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, subject us to investigations by federal or state authorities, require us to verify the correctness of database contents, and otherwise subject us to litigation or other liability under our data protection obligations, any of which could disrupt our business and/or result in increased costs or loss of revenue. Additionally, data protection laws and violations of our external contractual commitments and internal privacy and security policies may require us to notify relevant stakeholders if there has been a security breach, including affected individuals, business partners and regulators. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to a materially adverse impact on the business, including negative publicity, a loss of confidence in our services or security measures by our business partners or breach of contract claims.

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
•
the status and cost of development and commercialization of pimavanserin for indications other than in PDP, including schizophrenia, and in jurisdictions other than the U.S.;
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

10.1*	Equity Incentive Plan, as amended.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 8, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: August 8, 2022	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)