Form 10-Q
period 2022-09-30
ACADIA PHARMACEUTICALS INC
filed 2022-11-03
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of common stock outstanding as of the close of business on October 21, 2022:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	161,930,994

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$154,842	$147,435
Investment securities, available-for-sale	281,737	373,271
Accounts receivable, net	55,733	64,366
Interest and other receivables	403	978
Inventory	5,844	7,881
Prepaid expenses	22,993	23,892
Total current assets	521,552	617,823
Property and equipment, net	6,510	8,047
Operating lease right-of-use assets	56,624	58,268
Restricted cash	5,770	5,770
Long-term inventory	5,992	6,217
Other assets	6,043	3,997
Total assets	$602,491	$700,122
Liabilities and stockholders’ equity
Accounts payable	$10,008	$6,876
Accrued liabilities	106,562	89,192
Total current liabilities	116,570	96,068
Operating lease liabilities	53,769	56,126
Other long-term liabilities	6,466	7,034
Total liabilities	176,805	159,228
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at September 30, 2022 and December 31, 2021; 161,871,806 shares and 161,012,695 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	16	16
Additional paid-in capital	2,754,861	2,694,646
Accumulated deficit	(2,327,826)	(2,153,576)
Accumulated other comprehensive loss	(1,365)	(192)
Total stockholders’ equity	425,686	540,894
Total liabilities and stockholders’ equity	$602,491	$700,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Product sales, net	$130,714	$131,612	$380,745	$353,387
Total revenues	130,714	131,612	380,745	353,387
Operating expenses
Cost of product sales	2,136	3,688	7,753	8,399
License fees and royalties	—	2,994	—	8,181
Research and development	81,336	58,565	285,837	172,473
Selling, general and administrative	78,108	81,666	264,688	290,116
Total operating expenses	161,580	146,913	558,278	479,169
Loss from operations	(30,866)	(15,301)	(177,533)	(125,782)
Interest income, net	2,295	129	2,980	462
Other income	2,156	383	1,999	706
Loss before income taxes	(26,415)	(14,789)	(172,554)	(124,614)
Income tax expense (benefit)	768	(332)	1,696	162
Net loss	$(27,183)	$(14,457)	$(174,250)	$(124,776)
Net loss per common share, basic and diluted	$(0.17)	$(0.09)	$(1.08)	$(0.78)
Weighted average common shares outstanding, basic and diluted	161,852	160,663	161,580	159,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(27,183)	$(14,457)	$(174,250)	$(124,776)
Other comprehensive (loss) income:
Unrealized loss on investment securities	(527)	(41)	(1,187)	(43)
Foreign currency translation adjustments	6	3	14	6
Comprehensive loss	$(27,704)	$(14,495)	$(175,423)	$(124,813)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(174,250)	$(124,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	53,787	50,735
Amortization of premiums and accretion of discounts on investment securities	(642)	1,766
Amortization of intangible assets	—	1,108
Gain on strategic investment	(1,998)	(706)
Depreciation	1,537	1,701
Changes in operating assets and liabilities:
Accounts receivable, net	8,633	(12,449)
Interest and other receivables	575	1,063
Inventory	2,105	(4,427)
Prepaid expenses	899	1,072
Operating lease right-of-use assets	4,845	4,794
Other assets	(48)	11
Accounts payable	3,132	(771)
Accrued liabilities	17,771	(17,260)
Operating lease liabilities	(5,959)	(4,044)
Long-term liabilities	(568)	(357)
Net cash used in operating activities	(90,181)	(102,540)
Cash flows from investing activities
Purchases of investment securities	(269,626)	(453,847)
Maturities of investment securities	360,615	312,317
Purchases of property and equipment	—	(1,121)
Net cash provided by (used in) investing activities	90,989	(142,651)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	6,585	13,797
Net cash provided by financing activities	6,585	13,797
Effect of exchange rate changes on cash	14	6
Net increase (decrease) in cash, cash equivalents and restricted cash	7,407	(231,388)
Cash, cash equivalents and restricted cash
Beginning of period	153,205	331,798
End of period	$160,612	$100,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total stockholders’ equity, beginning balances	$434,848	$564,838	$540,894	$627,009
Common stock:
Beginning balance	16	16	16	16
Ending balance	16	16	16	16
Additional paid-in capital:
Beginning balance	2,736,318	2,660,809	2,694,646	2,612,663
Issuance of common stock from exercise of stock options and units	287	1,066	3,560	10,060
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,025	3,737
Stock-based compensation	18,256	15,547	53,630	50,962
Ending balance	2,754,861	2,677,422	2,754,861	2,677,422
Accumulated deficit:
Beginning balance	(2,300,643)	(2,096,025)	(2,153,576)	(1,985,706)
Net loss	(27,183)	(14,457)	(174,250)	(124,776)
Ending balance	(2,327,826)	(2,110,482)	(2,327,826)	(2,110,482)
Other comprehensive (loss) income:
Beginning balance	(843)	38	(192)	36
Other comprehensive loss	(522)	(39)	(1,173)	(37)
Ending balance	(1,365)	(1)	(1,365)	(1)

Total stockholders’ equity, ending balances	$425,686	$566,955	$425,686	$566,955

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

In addition to the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$147,435	$154,842	$326,028	$94,640
Restricted cash	5,770	5,770	5,770	5,770
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$153,205	$160,612	$331,798	$100,410

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of September 30, 2022 the Company determined that an allowance for credit loss was not required.

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

Acquisitions

The Company accounts for acquisitions of an asset or group of similar identifiable assets that do not meet the definition of a business as an asset acquisition using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of their relative fair values. No goodwill is recognized in an asset acquisition. Intangible assets acquired in an asset acquisition for use in research and development activities which have no alternative future use are expensed as in-process research and development on the acquisition date. Intangible assets acquired for use in research and development activities which have an alternative future use are capitalized as in-process research and development. Future costs to develop these assets are recorded to research and development expense as they are incurred. Contingent milestone payments associated with asset acquisitions are recognized when probable and estimable. These amounts are expensed if there is no alternative future use associated with the asset, or capitalized as an intangible asset if alternative future use of the asset exists. The Company includes the costs of asset acquisitions as component of cash flows from operations on the condensed consolidated statements of cash flows.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at September 30, 2022 and 2021, stock options, employee stock purchase plan rights, restricted stock units, and warrants totaling approximately 21,652,000 shares and 18,569,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product sales	$344	$439	$1,013	$1,025
Research and development	6,452	5,176	19,148	17,325
Selling, general and administrative	11,516	9,931	33,626	32,385
	$18,312	$15,546	$53,787	$50,735

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

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$1,610	$1,114
Work in process	4,234	6,767
Raw material	5,992	6,217
	$11,836	$14,098
Reported as:
Inventory	$5,844	$7,881
Long-term inventory	5,992	6,217
Total	$11,836	$14,098

Amount reported as long-term inventory consisted of raw materials as of September 30, 2022 and December 31, 2021. The Company has raw materials beyond a one year production plan that help limit the exposures from potential supply interruption. Those raw materials beyond the one year production plan were classified as long-term inventory.

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development services	$43,490	$27,270
Accrued compensation and benefits	28,794	25,896
Accrued sales allowances	11,601	15,717
Accrued consulting and professional fees	10,926	9,319
Current portion of lease liabilities	9,231	8,304
Other	2,520	2,686
	$106,562	$89,192

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gains		Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$23,324	$—		$(42)	$23,282
Government sponsored enterprise securities	47,327	29		(225)	47,131
Municipal bonds	22,196	—		(157)	22,039
Commercial paper	190,281	—	*	(996)	189,285
	$283,128	$29		$(1,420)	$281,737

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$140,287	$—	$(100)	$140,187
Government sponsored enterprise securities	49,512	—	(38)	49,474
Corporate debt securities	26,006	—	(22)	25,984
Commercial paper	157,670	9	(53)	157,626
	$373,475	$9	$(213)	$373,271

_______________________

* Unrealized gain was less than $500.

The Company has classified all of its available-for-sale investment securities as current assets on its condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. The Company has classified all equity securities as other assets on its condensed consolidated balance sheets.

At September 30, 2022 and December 31, 2021, the Company had 47 and 39 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2022
U.S. Treasury notes	$23,282	$(42)	$—	$—	$23,282	$(42)
Government sponsored enterprise securities	39,916	(225)	—	—	39,916	(225)
Municipal bonds	20,739	(157)	—	—	20,739	(157)
Commercial paper	174,313	(996)	—	—	174,313	(996)
Total	$258,250	$(1,420)	$—	$—	$258,250	$(1,420)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2021
U.S. Treasury notes	$140,287	$(100)	$—	$—	$140,287	$(100)
Government sponsored enterprise securities	49,512	(38)	—	—	49,512	(38)
Corporate debt securities	26,006	(22)	—	—	26,006	(22)
Commercial paper	75,192	(53)	—	—	75,192	(53)
Total	$290,997	$(213)	$—	$—	$290,997	$(213)

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

The Company does not intend to sell the investments in unrealized loss position and it is unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at September 30, 2022.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2022 and December 31, 2021.

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses based on achievement of certain conditions as described in more detail in Note 8 to the condensed consolidated financial statements included in this Quarterly Report. The Company estimated the fair value of the cash awards using a Monte Carlo simulation, which utilizes level 3 inputs such as volatility, probabilities of success, and other inputs that are not observable in active markets. The cash awards are required to be measured at fair value on a recurring basis each reporting period, with changes in the fair value recognized as compensation cost over the derived service period of the awards.

The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s financial assets and liabilities measured at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$96,229	$96,229	$—	$—
U.S. Treasury notes	36,775	36,775	—	—
Equity securities	5,637	5,637	—	—
Government sponsored enterprise securities	62,056	—	62,056	—
Municipal bonds	22,039	—	22,039	—
Commercial paper	199,250	—	199,250	—
Total	$421,986	$138,641	$283,345	$—

Liabilities
Cash awards	$989	$—	$—	$989
Total	$989	$—	$—	$989

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$122,876	$122,876	$—	$—
U.S. Treasury notes	140,187	140,187	—	—
Equity securities	3,638	3,638	—	—
Government sponsored enterprise securities	49,474	—	49,474	—
Municipal bonds	25,984	—	25,984	—
Commercial paper	157,626	—	157,626	—
Total	$499,785	$266,701	$233,084	$—

Liabilities
Cash awards	$603	$—	$—	$603
Total	$603	$—	$—	$603

Changes in estimated fair value of contingent cash awards during the nine months ended September 30, 2022 are as follows (in thousands):

Balance as of December 31, 2021	$603
Vesting of awards	1,545
Expense forfeited	(104)
Change in fair value	(1,055)
Balance as of September 30, 2022	$989

8. Stockholders’ Equity

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses over certain periods based on continued employment and the Company’s stock price reaching a pre-specified target. The maximum potential payout of the cash awards at the grant date was $15.1 million. The

Company has determined that the cash awards were classified as liabilities pursuant to ASC Topic 718, Compensation –Stock Compensation. The Company estimates the fair value of the awards at each reporting period using a Monte Carlo simulation, which is recognized as compensation cost over the derived service period. Total fair value of the awards at the grant date was $4.4 million. The maximum potential payout at September 30, 2022 after adjusting for forfeitures was $12.1 million. The fair value of the awards at September 30, 2022 was approximately $2.2 million. During the three months ended September 30, 2022, the Company recorded $0.3 million of compensation cost related to the awards. During the nine months ended September 30, 2022, the Company recorded a total of $0.4 million compensation cost related to the awards.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of September 30, 2022, the Company may be required to make milestone payments up to $1.6 billion in the aggregate for candidates in its pipeline.

In August 2018, the Company entered into a license agreement with Neuren Pharmaceuticals Limited (Neuren) and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, the Company paid Neuren an upfront license fee of $10.0 million and it may be required to pay up to an additional $455.0 million in milestone payments based on the achievement of certain development and annual net sales milestones. In September 2022, a $10 million development milestone was achieved that is due to Neuren in October 2022. In addition, the Company may be required to pay Neuren tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was expensed to research and development in the third quarter of 2018 as there is no alternative use for the asset.

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

On September 7, 2022, the consolidated cases were reassigned to the Honorable Judge Gregory B. Williams. On September 30, 2022, the Company filed a stipulation and proposed order to stay the claims currently asserted against Teva and for Teva to be bound by the result of the litigation rendered against the remaining Defendants, which was ordered by the Court on October 4, 2022. On October 21, 2021, the Company filed complaints against Aurobindo, MSN and Zydus in the United States District Court for the District of Delaware alleging infringement of an additional Orange Book-listed patent covering NUPLAZID.

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current executive officers. The complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The complaint seeks unspecified monetary damages and other relief. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 15, 2022. Lead plaintiff filed an opposition to Defendants’ motion to dismiss on April 18, 2022, and Defendants filed a reply on June 2, 2022. On September 27, 2022, the Court issued an order denying Defendants’ motion to dismiss. Defendants filed their answer to the amended complaint on October 19, 2022, and filed a motion for reconsideration on October 25, 2022.

Management currently believes that none of the foregoing claims or other actions pending against the Company as of September 30, 2022 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 1.3 years to 8.7 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$2,128	$2,014	$5,976	$7,016

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,294	$1,713	$6,722	$3,423
Right-of-use assets obtained in exchange for operating lease obligations:	880	166	3,201	17,543

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	September 30, 2022	December 31, 2021
Operating lease liabilities
Current portion included in accrued liabilities	$9,231	$8,304
Operating lease liabilities	53,769	56,126
Total operating lease liabilities	$63,000	$64,430

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2022	$2,354
Years ending December 31,
2023	9,563
2024	8,892
2025	8,971
2026	8,336
Thereafter	36,790
Total lease payments	74,906
Less:
Imputed interest	(11,906)
Total operating lease liabilities	$63,000

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2022, the weighted average remaining lease term was 8.2 years and the weighted average discount rate used to determine the operating lease liability was 4.4%.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our condensed consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 included with our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

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

In an effort to protect the health and safety of our employees, our community, and our stakeholders, we have developed dynamic pandemic and workplace health policies applicable to all of our employees. These policies are localized based on current COVID-19 conditions, regulatory guidance, public health and scientific recommendations, and federal, state, and local laws. Some examples of these policies include a mandatory COVID-19 vaccination policy and increasing systemic precautions in our offices. In addition, we have expanded our wellness programs to support the overall health and wellbeing of our employees.

Since the beginning of the pandemic, we have been able to provide an uninterrupted supply of NUPLAZID to patients. We are monitoring our supply chain closely and do not anticipate disruptions in our ability to continue delivering NUPLAZID to patients.

Since the beginning of the pandemic the growth of sales of NUPLAZID have been negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits, continuing reduced occupancy rates at long-term care facilities, and reduced access to healthcare professionals. While we observed incremental improvements in some of these factors since 2021, their levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of recovery, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects.

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system disorders. We have a portfolio of product opportunities led by our novel drug, NUPLAZID (pimavanserin), which was approved by the FDA in April 2016 for the treatment of hallucinations and delusions associated with PDP. We hold worldwide commercialization rights to pimavanserin. NUPLAZID is available in 34 mg capsules and 10 mg tablets dosage forms.

Since the beginning of 2022, we have advanced our pipeline and clinical studies. For example, in January 2022, we entered into a license and collaboration agreement with Stoke to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. In addition, based on the positive results from the Phase 3 Lavender study announced in December of 2021, we submitted to the FDA an NDA for trofinetide for the treatment of Rett syndrome in July 2022. The FDA filed the NDA in September 2022 with a Prescription Drug User Fee Act (PDUFA) target action date of March 12, 2023.

We have an ongoing Phase 3 program evaluating pimavanserin for the treatment of the negative symptoms of schizophrenia. The Phase 3, ADVANCE-2, study is projected to complete enrollment in the middle of 2023. In addition, we recently announced that we are developing an internally discovered new molecule, ACP-204, which builds upon the learnings of pimavanserin in the treatment of neuropsychiatric symptoms, and is currently being evaluated in a Phase 1 clinical trial.

On August 4, 2022 we received a complete response letter from the FDA regarding our resubmission of a supplemental NDA for pimavanserin for the treatment of Alzheimer’s disease psychosis. At this time, we are not planning to conduct any additional studies for pimavanserin in ADP.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of September 30, 2022, we had an accumulated deficit of $2.3 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may continue to incur operating losses for the next few years as we incur significant research and development costs and costs for potential approval and commercialization of trofinetide for the treatment of Rett syndrome.

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

Financial Operations Overview

Product Revenues

Net product sales consist of sales of NUPLAZID, our first and only commercial product to date. The FDA approved NUPLAZID in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis and we launched the product in the United States in May 2016.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have focused on pimavanserin, trofinetide and other early-stage programs. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for indications other than PDP, including schizophrenia. In connection with the FDA approval of NUPLAZID, we committed to conduct post-marketing studies, including a randomized, placebo-controlled withdrawal study in patients treated with NUPLAZID and a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID. We are responsible for all costs incurred for these post-marketing studies. While we submitted a NDA to the FDA for trofinetide for the treatment of Rett syndrome in July 2022, at this time, due to the risks in the regulatory and approval processes, it is difficult to estimate the costs we might incur for any additionally required development activities to support the review and potential approval of the NDA. In addition, we expect to incur increased research and development expenses as a result of advancement of our early-stage development pipeline programs.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, and our early-stage programs. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other early-stage programs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Costs of external service providers:
NUPLAZID (pimavanserin)	$15,991	$20,542	$47,581	$53,945
Trofinetide	16,734	6,883	46,944	23,979
Early-stage programs	14,984	8,163	48,530	23,577
Upfront and milestone payments*	12,500	5,999	78,234	10,999
Subtotal	60,209	41,587	221,289	112,500
Internal costs	14,675	11,802	45,400	42,648
Stock-based compensation	6,452	5,176	19,148	17,325
Total research and development	$81,336	$58,565	$285,837	$172,473

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and other related costs, including stock-based compensation expense, for our commercial personnel, including our specialty sales force, our medical education professionals, and our personnel serving in executive, finance, business development, and business operations functions. Also included in selling, general and administrative expenses are fees paid to external service providers to support our commercial activities associated with NUPLAZID, professional fees associated with legal and accounting services, costs associated with patents and patent applications for our intellectual property and charitable donations to independent charitable foundations that support Parkinson’s disease patients generally. Changes in selling, general and administrative expenses in future periods are subject to the evolving PDP market dynamics, the regulatory and approval processes of trofinetide and our further development of pimavanserin in additional indications other than PDP.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our potential approval and commercialization of trofinetide for the treatment of Rett syndrome, our development of pimavanserin for the negative symptoms of schizophrenia, our further development of the early-stage pipeline programs and the progress and timing of expenditures related to studies of NUPLAZID in PDP pursuant to our post-marketing commitments. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact that macroeconomic developments, including the ongoing conflict between Ukraine and Russia and the COVID-19 pandemic may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended September 30, 2022 and 2021

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $130.7 million and $131.6 million for the three months ended September 30, 2022 and 2021, respectively.

Cost of Product Sales

Cost of product sales was $2.1 million and $3.7 million for the three months ended September 30, 2022 and 2021, respectively, or approximately 2% and 3% of net product sales, respectively.

License Fees and Royalties

License fees and royalties were $0 and $3.0 million for the three months ended September 30, 2022 and 2021, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The decrease in license fees and royalties during the three months ended September 30, 2022 as compared to the same period in 2021 was entirely due to the termination of the royalty obligation in October 2021.

Research and Development Expenses

Research and development expenses increased to $81.3 million for the three months ended September 30, 2022, including $6.5 million in stock-based compensation expense, from $58.6 million for the three months ended September 30, 2021, including $5.2 million in stock-based compensation expense. The increase in research and development expenses was mainly due to a $10 million milestone to Neuren upon acceptance of the trofinetide NDA filing, as well as increased costs of manufacturing activities for trofinetide and the development of early-stage programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $78.1 million for the three months ended September 30, 2022, including $11.5 million in stock-based compensation expense, from $81.7 million for the three months ended September 30, 2021, including $9.9 million in stock-based compensation expense. The decrease in selling, general and administrative expenses was primarily due to decreased advertising and promotional costs during the three months ended September 30, 2022 as compared to the same period in 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $380.7 million and $353.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in net product sales of $27.3 million was primarily due to a higher average net selling price of NUPLAZID in 2022 compared to 2021.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2022 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2021	$8,467	$(202)	$15,717	$23,982
Provision related to current period sales	59,161	2,058	40,742	101,961
Credits/payments for current period sales	(48,966)	(2,530)	(31,218)	(82,714)
Credits/payments for prior period sales	(8,467)	202	(13,640)	(21,905)
Balance as of September 30, 2022	$10,195	$(472)	$11,601	$21,324

Cost of Product Sales

Cost of product sales was $7.8 million and $8.4 million for the nine months ended September 30, 2022 and 2021, respectively, or approximately 2% and 2% of net product sales, respectively.

License Fees and Royalties

License fees and royalties were $0 and $8.2 million for the nine months ended September 30, 2022 and 2021, respectively, and included royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The decrease in license fees and royalties during the nine months ended September 30, 2022 as compared to the same period in 2021 was entirely due to the termination of the royalty obligation in October 2021.

Research and Development Expenses

Research and development expenses increased to $285.8 million for the nine months ended September 30, 2022, including $19.1 million in stock-based compensation expense, from $172.5 million for the nine months ended September 30, 2021, including $17.3 million in stock-based compensation expense. The increase in research and development expenses was mainly due to the $60 million upfront payment made to Stoke for the license and collaboration agreement and the $10 million milestone to Neuren in 2022, as well as increase costs of our development activities for trofinetide and early-stage programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $264.7 million for the nine months ended September 30, 2022, including $33.6 million in stock-based compensation expense, from $290.1 million for the nine months ended September 30, 2021, including $32.4 million in stock-based compensation expense. The decrease in selling, general and administrative expenses was primarily due to decreased advertising and promotional costs during the nine months ended September 30, 2022 as compared to the same period in 2021.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income, and, since 2016, with revenues from sales of NUPLAZID. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spend for our ongoing and planned commercial activities for NUPLAZID, our potential approval and commercialization of trofinetide for the treatment of Rett syndrome, our ongoing and planned development activities for pimavanserin for the negative symptoms of schizophrenia, studies to be conducted pursuant to our post-marketing commitments and our ongoing and planned development activities for the early-stage pipeline programs. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next 12 months.

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
•
the costs of manufacturing and distributing trofinetide for potential commercial use in the U.S.;
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

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, public or private sales of our securities, debt financings, strategic collaborations, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, due to macroeconomic developments, including the Ukraine-Russia conflict, the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

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

Cash Flows

At September 30, 2022, we had $436.6 million in cash, cash equivalents, and investment securities, compared to $520.7 million at December 31, 2021. This $84.1 million decrease was primarily due to cash used in operating activities. Net cash used in operating activities decreased to $90.2 million for the nine months ended September 30, 2022 compared to $102.5 million for the nine months ended September 30, 2021. This decrease in cash used in operations was primarily due to an increase in our net revenues and decreased payments of license fees and royalties, offset by increased research and development costs.

Net cash provided by investing activities totaled $91.0 million for the nine months ended September 30, 2022 compared to net cash used in investing activities of $142.7 million for the nine months ended September 30, 2021. The increase in net cash provided by investing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to increased net maturities of investment securities.

Net cash provided by financing activities decreased to $6.6 million for the nine months ended September 30, 2022 compared to $13.8 million for the nine months ended September 30, 2021. This decrease in net cash provided by financing activities for the nine months ended September 30, 2022 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our 2021 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. Treasury notes, and high-quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

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
•
The terms of the FDA’s approval of NUPLAZID for the treatment of hallucinations and delusions associated with PDP may limit its commercial potential. Additionally, NUPLAZID is still subject to an ongoing post-marketing commitment.
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
•
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
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

In addition, our business could be adversely affected by the effects of macroeconomic developments and public health threats, including the COVID-19 pandemic. Since the beginning of the pandemic the growth of sales of NUPLAZID has been negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits, continuing reduced occupancy rates at long-term care facilities, and reduced access to healthcare professionals. While we observed incremental improvements in some of these factors beginning in 2021, their levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact on and the pace of recovery of sales of NUPLAZID, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects. If the commercialization of NUPLAZID is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

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

We initiated the Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in August 2020. The study is projected to complete enrollment in the middle of 2023. There is no guarantee that our ongoing study will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve pimavanserin for that indication.

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

Our prospects are also dependent on the success of trofinetide. To the extent regulatory approval of trofinetide is delayed or not granted or, if approved, trofinetide is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries. We have focused a significant portion of our activities and resources on the development of trofinetide, and we believe our prospects are also dependent on our ability to obtain regulatory approval for and successfully commercialize trofinetide in the United States. The regulatory approval and successful commercialization of trofinetide is subject to many risks, including those discussed in other risk factors, and trofinetide may not receive approval from the FDA. If the results or timing of regulatory filings, the regulatory process, regulatory developments, commercialization, or other activities, actions or decisions related to trofinetide do not meet our or others’ expectations, the market price of our common stock could decline significantly.

In December 2021, we announced positive results from our pivotal Phase 3 LAVENDER study. The study demonstrated a statistically significant improvement over placebo for both co-primary endpoints as well as key secondary endpoint. We submitted to the FDA an NDA for trofinetide for the treatment of Rett syndrome in July 2022.The FDA accepted the NDA filing in September 2022 with a PDUFA target action date of March 12, 2023.

The FDA retains complete discretion in deciding whether to approve the NDA for trofinetide and there are many components to an NDA filing beyond the efficacy and safety data provided to the FDA. For example, the FDA will review our internal systems and processes, as well as those of our vendors, related to our development of trofinetide, including those pertaining to our clinical trials and manufacturing processes. Additionally, the FDA may convene an advisory committee of independent experts, including clinicians and other scientific experts, to review, evaluate and provide recommendations as to whether the NDA for trofinetide should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. No assurances can be given that the FDA will approve trofinetide for the treatment of Rett syndrome, or that if approved, we will successfully commercialize trofinetide.

The terms of the FDA’s approval of NUPLAZID for the treatment of hallucinations and delusions associated with PDP may limit its commercial potential. Additionally, NUPLAZID is still subject to an ongoing post-marketing commitment.*

The scope and terms of the FDA’s approval of NUPLAZID may limit our ability to commercialize NUPLAZID and, therefore, our ability to generate substantial sales revenues. The FDA has approved NUPLAZID only for the treatment of hallucinations and delusions associated with PDP. The label for NUPLAZID also contains a “boxed” warning that elderly patients with DRP treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with DRP unrelated to the hallucinations and delusions associated with PDP. This “boxed” warning may discourage physicians from prescribing NUPLAZID to patients diagnosed with PDP, including those with dementia.

In connection with the FDA approval, we agreed to four post-marketing commitments (PMCs): (i) a randomized withdrawal trial of pimavanserin 34 mg/day compared to placebo, (ii) a placebo-controlled trial (or trials) of pimavanserin 34 mg/day for eight weeks in at least 500 predominantly frail and elderly subjects, (iii) a drug-drug interaction study to measure the effect of a strong CYP3A4 inducer on the exposure to pimavanserin, and (iv) re-analysis of tissue samples from certain previously conducted preclinical studies. We have fulfilled three PMCs; the PMC covering a trial (or trials) in frail and elderly subjects is in process and expected to be completed in accordance with the timeline agreed with the FDA. Failure to complete the remaining PMC may result in regulatory action by the FDA. The results of any post-marketing study may cause the FDA to update the label and/or cause the FDA to request additional studies or require risk mitigation plans.

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

Pimavanserin is currently in late-stage development for negative symptoms of schizophrenia, and we have completed Phase 3 development of trofinetide for Rett syndrome. Drug development is a long, expensive and unpredictable process with a high risk of failure.*

Preclinical testing and clinical trials are long, expensive and unpredictable processes that can be subject to delays. It may take several years to complete the preclinical testing and clinical development necessary to commercialize a drug, and delays or failure can occur at any stage. Preliminary, initial, top-line or interim results of clinical trials do not necessarily predict final results and such results may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final results. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials.

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

If we receive approval of NUPLAZID in additional indications, or approval of trofinetide in Rett syndrome, we may need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of September 30, 2022, we employed approximately 510 employees. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, and integrate additional employees and retain existing employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

In addition, if we fail to successfully commercialize and further develop NUPLAZID or other product candidates, there is a greater likelihood that we will fail to successfully develop a pipeline of other product candidates, and our business and prospects would therefore be harmed.

We are in the accelerated early stages of studying an internally-developed compound known as ACP-204, which is akin to pimavanserin, and expect to be able to optimize the development process based on the substantial learnings gained from our experience developing pimavanserin. However, preclinical testing and clinical trials are long, expensive and unpredictable processes that can be subject to delays. It may take several years to complete the preclinical testing and clinical development necessary to commercialize a drug, and delays or failure can occur at any stage. Preliminary, initial, top-line or interim results of clinical trials do not necessarily predict final results and such results may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final results. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Accordingly, no assurances can be given that further development of ACP-204 will be successful, or that completion of clinical testing will lead to an approvable new drug product.

We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2022, we had an accumulated deficit of approximately $2.3 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs.

Even though we began commercializing NUPLAZID in the U.S. in May 2016, we still expect to incur significant expenses and net losses for at least the next few years as we continue our commercialization efforts for NUPLAZID and pursue the further development of NUPLAZID and other product candidates. Substantially all of our revenues since May 2016 were from net product sales of NUPLAZID.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidate opportunities.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $436.6 million at September 30, 2022. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, public or private sales of our securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, as a result of macroeconomic developments, including the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

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
•
the impact of macroeconomic developments, such as general political, health and economic conditions, including the Ukraine-Russia conflict, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business;
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
•
the status and cost of development and commercialization of pimavanserin for indications other than in PDP;
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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the ongoing COVID-19 pandemic, material shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply and clinical trial disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Public health threats, including the continuing COVID-19 pandemic, have impacted our clinical trials and could have an adverse effect on our operations and financial results, or may cause us to modify or suspend our financial guidance.*

On March 11, 2020, the World Health Organization declared a pandemic resulting from the disease known as COVID-19 caused by a novel strain of coronavirus, SARS-CoV-2. The rapid global spread of COVID-19 has had a major impact on the financial markets, the global economy and the economies of particular countries or regions, and led to travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders imposed by authorities and the extended shutdown of certain non-essential businesses in the U.S. throughout the world, including in countries where we have planned or active clinical trials. In an effort to protect the health and safety of our employees and our stakeholders, we adopted recommended policies applicable to office-based employees such as working from home, limiting the number of employees on site, and limiting business travel. For our field-based commercial and medical affairs personnel, we have instituted a protocol to assess the safety of employees to conduct in-person interactions on a localized basis in accordance with applicable regulatory guidance and local policies. We have reopened our offices to allow employees to return, but will continue to closely monitor the COVID-19 situation. We may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition. The effects and duration of such measures could have a material adverse impact on our business, results of operations, financial condition and prospects.

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

Since the beginning of the pandemic the growth of sales of NUPLAZID have been negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits, continuing reduced occupancy rates at long-term care facilities, and reduced access to healthcare professionals. While we observed incremental improvements in some of these factors since 2021, their levels are still meaningfully below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects.

The geo-political turmoil resulting from Russia’s invasion of Ukraine, including the widespread and significant economic sanctions imposed on Russia, has caused significant disruptions of our clinical trial activities in Russia and Ukraine.*

We have engaged clinical research organizations (CROs) to conduct clinical trials worldwide. Certain of our trials have a limited number of clinical sites in Russia and Ukraine where patient recruiting and screening were not complete at the time of Russia’s military aggression in Ukraine. The resulting geo-political turmoil has caused significant disruptions, including the termination of further enrollment of patients at our clinical trial sites in Ukraine and Russia. Existing patients may have been evacuated or relocated far from clinical sites, making them unavailable for further participation in our clinical trials. Site personnel and/or CRO personnel may be unavailable or otherwise unable to conduct clinical trial activities. Furthermore, the widespread sanctions imposed on Russia have affected clinical sites in Russia managed by our CROs. In addition, clinical sites, their personnel and patients may not be able to continue in the trials and we may need to suspend or terminate the trials in Russia. While we have a limited number of clinical sites in Ukraine and Russia, these significant disruptions and the termination of clinical trial activities could potentially delay the completion of enrollment in our clinical trials and complicate the analysis of data, as affected clinical sites might not be able to be validated or assessments may be missed. Even if data collection can be completed, the FDA may be unable to audit clinical trial sites in Ukraine or Russia. Interruptions of clinical trials may further delay our clinical development and the potential authorization or approval of our product candidates, which could materially increase our costs and adversely affect our ability to commence product sales and generate revenues.

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

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. There have been legal and political challenges to certain aspects of the ACA. For example, the 2017 Tax Cuts and Jobs Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the medical device tax and, effective

January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, and also increased the percentage that a drug manufacturer must discount the cost of prescription drugs from 50% to 70%. Given that the current patient population for NUPLAZID is primarily Medicare beneficiaries, accelerating the closure of the coverage gap and the increase in the discount that must be paid, could have a significant impact on the Company’s business. Furthermore, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the U.S. since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional Congressional action is taken. However, COVID-19 pandemic relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and any additional healthcare reform measures of the Biden administration will impact the ACA.

Additionally, the IRA will, among other things, allow the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
•
the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services (CMS) information related to certain payments and other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors under such law), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;
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

Moreover, states in the U.S. are constantly adopting new data protection laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act of 2018 (CCPA), imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new California Privacy Protection Agency to enforce the CCPA (as amended), which could increase the risk of an enforcement action. Although the CCPA and the CPRA exempt some personal data processed in the context of clinical trials, these laws, to the extent applicable to our business and operations, may increase our potential liability with respect to other personal data we maintain about California residents. Moreover, other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. Additionally, Utah and Connecticut have passed similar laws that will take effect in 2023.

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

10.1[a]	Master Services Agreement, dated December 15, 2016, by and between Acadia Pharmaceuticals GmbH and Siegfried AG and its affiliates, and Attachment #1, Attachment #2 and Attachment #3

10.2[a]	Change Order #1 to Master Services Agreement Attachment #1, dated January 3, 2017, by and between Acadia Pharmaceuticals GmbH and Siegfried AG

10.3[a]

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 2, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

a Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Company has determined that the information is both not material and is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: November 2, 2022	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)