Form 10-K
period 2022-12-31
ACADIA PHARMACEUTICALS INC
filed 2023-02-28
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.7 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2022 of $14.09 per share.

As of February 21, 2023, 162,230,184 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by May 1, 2023 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2022

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or other similar words (including their use in the negative), or by discussions of future matters such as the benefits to be derived from NUPLAZID® (pimavanserin), trofinetide and from our drug candidates, the potential market opportunities for pimavanserin, trofinetide and our other drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than Parkinson’s disease psychosis, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving pimavanserin, trofinetide and our other drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and cause our results to differ materially from those expressed or implied by our forward-looking statements. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law.

Summary of Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

•
Our prospects are highly dependent on the continued successful commercialization of NUPLAZID. To the extent we cannot maintain or increase sales of NUPLAZID, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
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
•
We have historically relied on a limited internal commercial team and a limited network of third-party distributors and pharmacies to market and sell NUPLAZID, our only commercial product. If this approach ceases to be effective, our commercialization of NUPLAZID may be adversely affected, and NUPLAZID may not be profitable.
•
If we do not obtain regulatory approval of pimavanserin for other indications in addition to treatment of PDP in the U.S., we will not be able to market pimavanserin for other indications in the U.S., which will limit our commercial revenues.
•
If we are unable to effectively train and equip our sales force, our ability to successfully commercialize NUPLAZID and trofinetide, if approved, will be harmed.
•
NUPLAZID may not gain maximal acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.
•
Our ability to generate product revenues will be diminished if NUPLAZID’s coverage from payors is decreased or if patients have unacceptably high co-pay amounts.
•
Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay our ability to generate product revenues.
•
Healthcare reform measures may negatively impact our ability to sell NUPLAZID or our product candidates, if approved, profitably.
•
If we are unable to attract, retain, and motivate key management, research and development, and sales and marketing personnel, our drug development programs, our research and discovery efforts, and our commercialization plans may be delayed and we may be unable to successfully commercialize our products, or develop our product candidates.
•
We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.
•
If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidates.
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

•
If our competitors develop and market products that are more effective than NUPLAZID, trofinetide or our other product candidates, they may reduce or eliminate our commercial opportunity.
•
Our stock price historically has been, and is likely to remain, highly volatile.

Item 1. Business.

Company Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in central nervous system (CNS) disorders and rare diseases. We have a portfolio of commercial stage products, in-development product opportunities, and research programs that are designed to address significant unmet needs in CNS disorders and rare diseases. In order to achieve significant long-term growth, we will develop our current portfolio, expand our pipeline of early and late-stage programs through strategic business development, and invest in targeted internal research efforts.

We developed and successfully commercialized NUPLAZID (pimavanserin), which was approved by the U.S. Food and Drug Administration (FDA) in April 2016 for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis (PDP), and is the first and only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist/antagonist, preferentially targeting 5-HT2A receptors with no appreciable affinity for dopaminergic, histaminergic, or muscarinic receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PDP without negatively impacting motor function in our Phase 3 pivotal trial. NUPLAZID has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA for the treatment of PDP. We hold worldwide commercialization rights to pimavanserin.

Through its unique mechanism and the clinical studies conducted to date, we believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PDP. Today we are evaluating pimavanserin for the treatment of the negative symptoms of schizophrenia in a Phase 3 clinical development program. The negative symptoms of schizophrenia have been associated with poor long-term outcomes and disability even when the positive symptoms are well-controlled, and today there are no FDA-approved therapies. In the fourth quarter of 2019 we announced positive results from our pivotal ADVANCE study and in the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 program is evaluating the efficacy of pimavanserin in patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. We expect that enrollment in ADVANCE-2 will be completed this year and that top-line results will be available in early 2024.

In addition, we recently announced that we are developing an internally discovered new molecule, ACP-204, which builds upon the learnings of pimavanserin in the treatment of neuropsychiatric symptoms, and is currently being evaluated in a Phase 1 clinical program. Upon completion of our Phase 1 work, we plan to initiate studies evaluating various doses of ACP-204 in patients with Alzheimer’s disease psychosis (ADP). ACP-204 is a new chemical entity for which we hold the worldwide rights.

In August 2018, we acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren Pharmaceuticals Limited (Neuren). Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, scoliosis and sleep disturbances. Currently, there are no approved medicines for the treatment of Rett syndrome. We are currently in registration for trofinetide, an investigational new drug for the treatment of Rett syndrome, a rare genetic neurodevelopmental disorder. If approved, trofinetide would be the first and only drug approved in the United States for this condition. We submitted to the FDA a New Drug Application (NDA) for trofinetide for the treatment of Rett syndrome in July 2022 based on the positive results from our pivotal Phase 3 Lavender™ study which demonstrated statistically significant improvement over placebo for both co-primary endpoints as well as the key secondary endpoint. The FDA filed the NDA in September 2022 and assigned a Prescription Drug User Fee Act (PDUFA) target action date of March 12, 2023.

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

Corporate Information

We were originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. We reincorporated in Delaware in 1997 and our headquarters are in San Diego, California. We maintain a website at www.acadia.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (SEC), are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

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

Our Strategy

Our strategy is to identify, develop and commercialize innovative therapies that address unmet medical needs in CNS disorders and rare diseases. Key elements of our strategy are to:

•
Maximize the successful commercialization of NUPLAZID for Parkinson’s disease psychosis in the United States. NUPLAZID was approved by the FDA in April 2016 for the treatment of hallucinations and delusions associated with PDP. We launched NUPLAZID in the United States in May 2016 and an important objective is to establish NUPLAZID as the standard of care for PDP. We employ U.S. sales specialists that are focused on promoting NUPLAZID to physicians who treat PDP patients, including neurologists, psychiatrists and long-term care physicians. The NUPLAZID franchise has been cash flow positive since 2019, and as such we are focused on maximizing market share, balancing top-line growth with long-term profitability.
•
Deliver trofinetide to the market for the treatment of patients with Rett syndrome. In July 2022, we submitted to the FDA an NDA for trofinetide for the treatment of Rett syndrome. Our PDUFA target action date is March 12, 2023. If approved, trofinetide will be the first FDA-approved treatment for Rett syndrome.
•
Advance our late-stage opportunity in negative symptoms of schizophrenia. We have an ongoing Phase 3 program evaluating pimavanserin for the treatment of negative symptoms of schizophrenia with top-line results expected in early 2024.
•
Develop our early-stage opportunity in ADP and other potential indications. We are currently in Phase 1 development with ACP-204 as a treatment for ADP and plan to complete Phase 1 in the first half of 2023. We plan to initiate studies evaluating various doses of ACP-204 in ADP patients later this year.

Our Pipeline

Addressing Significant Unmet Needs in CNS

ACADIA

Program	Indication	Preclinical	Phase 1	Phase 2	Phase 3	Registration	Marketed
NUPLAZID® (pimavanserin)[1]	Parkinson's Disease Psychosis						
Trofinetide[2 3]	Rett Syndrome						
Pimavanserin[4]	Negative Symptoms of Schizophrenia						
ACP-204[3]	Alzheimer's Disease Psychosis						
ASO Programs[5]	SYNGAP1; Rett Syndrome; Undisclosed						
Other Programs	Neuropsychiatric Symptoms						

[1] NUPLAZID (pimavanserin) is only approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with Parkinson's disease psychosis.
[2] Acadia has an exclusive license to develop and commercialize trofinetide in North America from Neuren Pharmaceuticals.
[3] Trofinetide and ACP-204 are investigational agents, and the safety and efficacy of these agents have not been established. There is no guarantee these investigational agents will be filed with or approved by any regulatory agency.
[4] Safety and efficacy of pimavanserin for the treatment of negative symptoms of schizophrenia have not been established or approved by the FDA.
[5] Acadia entered into a collaboration with Stoke Therapeutics to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases.
ASO = Antisense oligonucleotide.
Provided January 10, 2023 as part of an oral presentation and is qualified by such; contains forward-looking statements; actual results may vary materially; Acadia disclaims any duty to update.

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

In connection with the FDA approval of NUPLAZID, we have agreed to four post-marketing commitments. Three of the four commitments have been fulfilled within the agreed upon timelines. The fourth commitment, which requires a study or studies in predominantly frail and elderly patients, remains ongoing.

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

ADVANCE was a Phase 2, 26-week, randomized, double-blind, placebo-controlled, multi-center, international study designed to examine the efficacy and safety of pimavanserin in patients with schizophrenia who have predominant negative symptoms while on a stable background antipsychotic therapy. 403 patients were randomized to receive once-daily pimavanserin (n=201) or placebo (n=202) as an adjunct treatment to their ongoing antipsychotic in a flexible dosing regimen. The starting daily dose of 20 mg of pimavanserin at baseline could have been adjusted to 34 mg or 10 mg during the first eight weeks of treatment. 53.8% of patients who were randomized to receive pimavanserin completed the trial on 34 mg, 44.7% on 20 mg, and 1.5% on 10 mg. The primary endpoint of the study was the change from baseline to week 26 on the NSA-16 total score. In November 2019, we announced positive top-line results from the ADVANCE study. In this study, pimavanserin demonstrated a statistically significant improvement on the study’s primary endpoint, the change from baseline to week 26 on the Negative Symptom Assessment-16 (NSA-16) total score, compared to placebo (p=0.043). A greater improvement in the NSA-16 total score compared to placebo was observed in patients who received the highest pimavanserin dose of 34 mg (n=107; unadjusted p=0.0065). Pimavanserin did not separate from placebo on the key secondary endpoint, the Personal and Social Performance (PSP) scale. In the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 study will evaluate the efficacy of pimavanserin 34 mg once daily compared to placebo in approximately 386 patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. We anticipate announcing top-line results from the Phase 3 ADVANCE-2 study in early 2024.

Trofinetide as a Treatment for Rett Syndrome

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

We submitted to the FDA an NDA for trofinetide for the treatment of Rett syndrome in July 2022. The FDA filed the NDA in September 2022 with a PDUFA target action date of March 12, 2023. Trofinetide has been granted Fast Track Status and Orphan Drug Designation for Rett syndrome. Trofinetide has also been granted Rare Pediatric Disease (RPD) designation by the FDA. An NDA with Fast Track and/or Orphan Drug Designation is eligible for priority review. With an RPD designation we would expect to be awarded a RPD Priority Review Voucher if approved, subject to final determination by the FDA.

ACP-204 as a Treatment for Alzheimer’s Disease Psychosis

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

ACP-204 is a new molecule which is designed to leverage the learnings from pimavanserin. For several years we have sought to build upon our pimavanserin franchise by investigating and developing other molecules focused on the serotonergic system. Virtually all of the antipsychotics on the market today are thought to work predominantly through blocking dopamine and in particular, the dopamine D2 receptor. Pimavanserin is thought to work entirely through serotonin, which we believe can provide a very different and favorable safety and tolerability profile.

Specifically with ACP-204, we believe we may have an opportunity to maximize the efficacy potential, while reducing the risk of QT prolongation. We are currently in Phase 1 development and plan to complete Phase 1 in the first half of 2023. We plan to initiate studies evaluating various doses of ACP-204 in ADP patients later this year.

Antisense Oligonucleotide (ASO) Programs

In January 2022, we entered into a collaboration with Stoke Therapeutics to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. The collaboration includes SYNGAP1, MECP2 (Rett syndrome) and an undisclosed CNS target of mutual interest. The programs are currently in various stages of pre-clinical development.

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

Several academic institutions and pharmaceutical companies are currently conducting clinical trials for the treatment of various symptoms of Rett syndrome. Trofinetide, if approved for the treatment of Rett syndrome, would compete indirectly with off-label usage of branded and generic prescription medications targeted at individual symptoms of Rett syndrome, including antiepileptics, antipsychotics, antidepressants and benzodiazepines.

Other competitors may have a variety of drugs in development or awaiting approval from the FDA or comparable foreign regulatory authorities that could reach the market and become established before we have a product to sell for the applicable disorder. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Many of our competitors are using technologies or methods different or similar to ours to identify and validate drug targets and to discover novel small molecule drugs. Many of our competitors and their collaborators have significantly greater experience than we do in the following:

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

Intellectual Property

We currently hold 47 issued U.S. patents and a significant number of related issued foreign patents. We have also exclusively licensed rights to an additional 28 issued U.S. patents, and a number of related foreign patents. Patents and other proprietary intellectual property rights are an essential element of our business. Our strategy is to file patent applications in the United States and any other country that represents an important potential commercial market to us. In addition, we seek to protect our technology and inventions (and improvements to inventions) that are important to the development of our business. Our patent applications claim proprietary technology, including chemical synthetic or manufacturing methods, drug assays, novel compounds, compositions, formulations and methods of treatment. We also rely upon trade secrets, including technologies that may be used to discover and validate targets, to identify and develop novel drugs, as well as manufacturing or clinical development technologies, among others. We protect our trade secrets by, among other things, requiring employees and third parties who have access to our proprietary information to sign confidentiality and nondisclosure agreements. We are a party to various license agreements that give us rights to use certain technologies in our research and development, subject to certain limitations.

Pimavanserin

To date, 36 U.S. patents have been issued to us that relate to pimavanserin, NUPLAZID and methods of use. Fourteen of these are Orange Book-listed patents that relate to pimavanserin, NUPLAZID and our approved indication, and cover the general formula of the compound, the composition of matter, with claims specifically directed to pimavanserin and salts thereof, the specific polymorph form of pimavanserin, the approved formulations, and the use thereof for treating our approved indication. The composition of matter patent covering pimavanserin and salts thereof currently has an expiration date in 2030, including a patent term extension approved by the U.S. Patent and Trademark Office. The patents covering the polymorph form and the use of pimavanserin or NUPLAZID for our approved indication are currently set to expire between 2024 and 2028. These patent terms include adjustments made by the U.S. Patent and Trademark Office, but not extensions.

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

We continue to file and prosecute patent applications directed to pimavanserin, formulations of pimavanserin, methods of manufacturing, and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide. For example, in late 2019 and in 2020, we obtained and listed in the Orange Book six additional U.S. issued patents, two patents directed to method of use for our 10 mg tablet, expiring in 2037, and four patents directed to our 34 mg capsule formulation, each expiring in 2038.

Trofinetide

To date, 10 U.S. patents have been issued and exclusively licensed to us from Neuren Pharmaceuticals that relate to trofinetide, methods of manufacturing and methods of use of trofinetide. Several U.S. patents would be eligible for Orange Book listing, including a patent claiming the use of trofinetide for treating Rett syndrome. The use patent for treating Rett syndrome has an expiration date in 2032.

Under the license agreement with Neuren, we continue to file and prosecute patent applications directed to trofinetide, formulations of trofinetide, methods of manufacturing and methods of treating Rett syndrome using trofinetide.

Government Regulation

Our business activities, including the manufacturing and marketing of NUPLAZID, trofinetide, if approved, and our potential products and our ongoing research and development activities, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any new drug developed by us must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act, as amended. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, import, export, sale and distribution of biopharmaceutical products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Moreover, government coverage and reimbursement policies will both directly and indirectly impact our ability to successfully commercialize NUPLAZID and any future approved products, and such coverage and reimbursement policies will be impacted by enacted and any applicable future healthcare reform and drug pricing measures. In addition, we are subject to state and federal laws, including, among others, anti-kickback laws, false claims laws, data privacy and security laws, and transparency laws that restrict certain business practices in the pharmaceutical industry.

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

Coverage and Reimbursement

Sales of NUPLAZID and of trofinetide or our other product candidates, if approved, depend and will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage for the drug product. Coverage policies and third-party payor reimbursement rates may change at any time. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party payor reimbursement or a decision by a third-party payor to not cover NUPLAZID, trofinetide, if approved, or any other future approved products could reduce physician usage of our products, and have a material adverse effect on our sales, results of operations and financial condition.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their implementing regulations, imposes obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, the European Union (EU) and United Kingdom (UK) have each established their own data security and privacy legal framework, including but not limited to the EU’s General Data Protection Regulation (EU) 2016/79 and the so-called “UK GDPR” (together, the GDPR), which contain provisions specifically directed at the processing of health information, higher sanctions than previously applicable data protection laws and extra-territoriality measures intended to bring non-EU/-UK companies’ processing operations under the scope of these regulations in certain circumstances (including where the relevant processing relates to the monitoring of behaviors of individuals in the EU/UK – such as in the context of the conduct of a clinical trial). We currently conduct clinical trials in the EU and the UK and will need to be compliant with these requirements. We anticipate that over time we may expand our business operations to include additional operations in the EU and/or UK. With such expansion, we would be subject to increased governmental regulation in the territories in which we might operate, including the GDPR.
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

Among the provisions of the ACA of importance to NUPLAZID, trofinetide and our other product candidates are:

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

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

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. However, it is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Manufacturing and Distribution

We currently outsource, and plan to continue to outsource, manufacturing activities for NUPLAZID, as well as for trofinetide and our other existing and future product candidates for development and commercial purposes. We believe this manufacturing strategy will enable us to direct our financial resources to our commercial activities and to the ongoing development of pimavanserin without devoting the substantial resources and capital required to build manufacturing facilities.

We licensed worldwide intellectual property rights related to pimavanserin in certain indications to Acadia Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary (Acadia GmbH). Our active pharmaceutical ingredient (API) has been manufactured in Switzerland for over 10 years and we anticipate continuing to manufacture in Switzerland. Acadia GmbH manages the worldwide supply chain of our pimavanserin API, and maintains sufficient materials to manufacture our API beyond our one-year production plan.

Acadia GmbH has contracted with Siegfried AG (Siegfried), to manufacture our API to be used in NUPLAZID for commercial sale. Under the manufacturing agreement, Acadia GmbH has agreed to purchase from Siegfried specified percentages of our commercial requirements of API for the United States and Europe. The parties may also agree in the future on additional services under the manufacturing agreement with respect to non-commercial supply or development activities. The term of the manufacturing agreement ended in December 2021 and renewed for a two-year term and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated earlier pursuant to its terms. Either party may terminate the manufacturing agreement prior to expiration upon an uncured material breach by the other party, upon the dissolution or liquidation of the other party, the commencement of insolvency procedures that are not dismissed within a certain period of time, the appointment of any receiver, trustee or assignee to take possession of the properties of the other party or the cessation of all or substantially all of the other party's business operations, upon certain continuing patent infringement, regulatory litigation or other legal proceedings involving the manufacture of our API, upon a continuing force majeure affecting the other party, or if no services are currently being provided under the manufacturing agreement. Additionally, if the parties agree on development services under the manufacturing agreement, the parties may terminate such services by mutual agreement if reasonable efforts to achieve the goals of such services fail. Acadia GmbH also may terminate any services under the manufacturing agreement for any reason on 90 days’ prior notice to Siegfried, subject to the requirements of the manufacturing agreement.

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

We sell NUPLAZID to a limited number of specialty pharmacies (SPs), and specialty distributors (SDs), which we collectively refer to as our customers. SPs subsequently dispense NUPLAZID to patients based on the fulfillment of a prescription and SDs subsequently sell NUPLAZID to government facilities, long-term care pharmacies, and in-patient hospital pharmacies. Four customers, each based in the United States, accounted for approximately 73% of our total revenue for the year ended December 31, 2022. We have retained third-party service providers to perform a variety of functions related to the distribution of NUPLAZID, including warehousing, customer service, order-taking, invoicing, collections, and shipment and returns processing.

We have contracted with manufacturers to produce supplies of trofinetide to support the development program and for commercial sale. Under these agreements, we have the right to purchase API for trofinetide products at specified prices and volumes. The term of the latest to expire agreement will end in 2027 and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew. Under the manufacturing agreement with Patheon described above, we also have the right to purchase trofinetide products for commercial use.

Under the manufacturing agreement with Patheon described above, we also have the right to purchase trofinetide products for commercial use.

If any other product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to contract with a third party to manufacture such products for commercial sale in the U.S. and/or in such other jurisdictions.

Sales and Marketing

We have U.S. sales specialists that are focused on promoting NUPLAZID to physicians who treat PDP patients, including neurologists, psychiatrists and long-term care physicians. This sales force is supported by an experienced sales leadership team. Our experienced commercial team is comprised of experienced professionals in marketing, key account management, patient access services, commercial operations, and sales force planning and management. In addition, our commercial infrastructure includes capabilities in manufacturing, health outcomes, medical affairs, quality control, and compliance.

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

We have begun expanding our commercial team to support the commercialization of trofinetide.

Long-Lived Assets

Our tangible long-lived assets are comprised of intangible assets and property and equipment. Our property and equipment totaled $6.0 million, $8.0 million, and $9.2 million as of December 31, 2022, 2021 and 2020, respectively. All of our tangible long-lived assets are located in the United States. Our intangible assets, comprised of right-of-use assets and other intangibles acquired, totaled $55.6 million, $58.3 million and $48.4 million as of December 31, 2022, 2021 and 2020, respectively.

Employees and Human Capital

Employees. At December 31, 2022, we had a total of 513 employees, 511 of whom were full-time. We employ physicians, scientists and professionals in research and development, clinical, regulatory, manufacturing, marketing, sales, finance, legal and other functions that are important to our business. We also will continue to use temporary workers in certain instances in order to maximize our employment flexibility in light of our business needs. Additionally, when we think it is in the best interest of our business, we will rely upon external advisers and consultants rather than our employees.

Employee Engagement, Benefits & Development. We believe that our future success is dependent upon our ability to recruit, hire and retain exceptional employees. We provide our employees with competitive cash compensation, opportunities to own equity, and an employee benefit program that promotes well-being, including wellness programs, healthcare, retirement planning and paid vacation time. We also provide employees with opportunities to continue their education and growth, including leadership development and tuition reimbursement. In order to receive feedback from our employees and evaluate our level of employee engagement, we regularly conduct employee surveys.

Diversity, Equity & Inclusion. We value diversity, equity, and inclusion across our workforce, in our communities, and in the work that we do. We will continue to focus on diversity, equity, and inclusion initiatives that support a culture that is centered on belonging while aligning with our shared corporate mission and values.

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

Risks Related to Our Business

Our prospects are highly dependent on the continued successful commercialization of NUPLAZID. To the extent we cannot maintain or increase sales of NUPLAZID, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

NUPLAZID is our only drug that has been approved for sale and it has only been approved for the treatment of hallucinations and delusions associated with PDP, in the U.S. since April 2016. In recent years, we have focused most of our activities and resources on NUPLAZID, because we believe that our prospects are highly dependent on, and the vast majority of the value of our company relates to, our ability to continue the successful commercialization of NUPLAZID in the U.S.

Continued successful commercialization of NUPLAZID is subject to many risks, and there is no guarantee that we will be able to maintain or increase sales of NUPLAZID or to successfully commercialize NUPLAZID for additional approved indications beyond PDP. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we may need to further expand and develop the team in order to successfully commercialize NUPLAZID for additional indications. Even if we are successful in developing our commercial team, there are many factors that could negatively impact our sales of NUPLAZID or cause the continued commercialization of NUPLAZID to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of hallucinations and delusions associated with PDP, it is especially difficult to estimate NUPLAZID’s market potential for its approved indication and potential additional indications, if any. The continued commercial success of NUPLAZID currently depends on the extent to which patients and physicians recognize and diagnose PDP and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PDP, and we do not know whether our or others’ estimates in this regard will be accurate. We have changed, and may continue to change, the price of NUPLAZID from time to time. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided, coverage changes in the future or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative publicity related to NUPLAZID, or negative development for NUPLAZID in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of NUPLAZID. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID.

If the continued commercialization of NUPLAZID or future sales are less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

Our prospects are also dependent on the success of trofinetide. To the extent regulatory approval of trofinetide is delayed or not granted or, if approved, trofinetide is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. We have focused a significant portion of our activities and resources on the development of trofinetide, and we believe our prospects are also dependent on our ability to obtain regulatory approval for and successfully commercialize trofinetide in the U.S. The regulatory approval and successful commercialization of trofinetide is subject to many risks, including those discussed in other risk factors, and trofinetide may not receive approval from the FDA. If the results or timing of regulatory filings, the regulatory process, regulatory developments, commercialization, or other activities, actions or decisions related to trofinetide do not meet our or others’ expectations, the market price of our common stock could decline significantly.

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

The manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for NUPLAZID will also continue to be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good clinical practices, international council for harmonization guidelines and good laboratory practices, each of which are regulations and guidelines enforced by the FDA for all of our nonclinical and clinical development and for any clinical trials that we conduct post-approval.

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

Prior to commencing our commercial launch of NUPLAZID in May 2016, NUPLAZID was administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal -020 Phase 3 trial with NUPLAZID for the treatment of PDP. We do not know whether the results, when broader populations are exposed to NUPLAZID, including results related to safety and efficacy, will be consistent with the results from the clinical studies of NUPLAZID that served as the basis for its approval. For instance, we have an ongoing post-marketing commitment to the FDA to conduct a study or studies in predominantly frail and elderly patients. New data relating to NUPLAZID, including from adverse event reports and post-marketing studies in the U.S. (including our ongoing post-marketing commitment), and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of NUPLAZID from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing NUPLAZID marketing applications for indications other than in PDP and/or in other jurisdictions, or impose additional post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We have historically relied on a limited internal commercial team and a limited network of third-party distributors and pharmacies to market and sell NUPLAZID, our only commercial product. If this approach ceases to be effective, our commercialization of NUPLAZID may be adversely affected, and NUPLAZID may not be profitable.

NUPLAZID is our only drug that has been approved for sale by any regulatory body, and it became available for prescription in the U.S. in May 2016. We employ our own internal specialty sales force to commercialize NUPLAZID for the treatment of PDP as part of our commercialization strategy in the U.S. If we receive marketing approval for pimavanserin in any other indication, we will need to increase our U.S. sales force significantly, and expand our commercial, medical affairs and general and administrative support functions to support commercialization for that indication. We will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain such personnel. These efforts will be expensive and time consuming, and we cannot be certain that we will be able to successfully expand, refine and further develop our sales force and related functional teams.

Additionally, our strategy in the U.S. includes distributing NUPLAZID solely through a limited network of third-party specialty distributors and specialty pharmacies. While we have entered into agreements with each of these distributors and pharmacies to distribute NUPLAZID in the U.S., they may not perform as agreed or they may terminate their agreements with us. Also, we may need to enter into agreements with additional distributors or pharmacies, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. In the event we are unable to maintain, or expand, if needed, our commercial team, including our U.S. sales force, or maintain and, if needed, expand, our network of third-party specialty distributors and specialty pharmacies, our ability to continue commercializing NUPLAZID would be limited, and NUPLAZID may not be profitable.

If we do not obtain regulatory approval of pimavanserin for other indications in addition to treatment of PDP in the U.S., we will not be able to market pimavanserin for other indications in the U.S., which will limit our commercial revenues.

While pimavanserin has been approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market pimavanserin for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of NUPLAZID by the FDA for the treatment of hallucinations and delusions associated with PDP does not ensure that NUPLAZID will be approved by the FDA for any other indication. For example, following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for the treatment of DRP on June 3, 2020. On April 2, 2021, we received a CRL from the FDA, indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In February 2022, we resubmitted the aforementioned sNDA refining the proposed indication to treatment of hallucinations and delusions associated with ADP. On August 4, 2022 we received a CRL from the FDA regarding our ADP sNDA resubmission. At this time, we are not planning to conduct any additional studies for pimavanserin in ADP.

We initiated a Phase 3 program for pimavanserin as an adjunctive treatment for major depressive disorder (MDD) in April 2019. In July 2020, we announced that our Phase 3 CLARITY study, which combined two identical, double-blind, placebo-controlled studies, did not achieve statistical significance on the primary endpoint. As a result, at this time we do not plan on initiating any additional Phase 3 studies to evaluate pimavanserin for adjunctive use with selective serotonin reuptake inhibitor (SSRI)/ serotonin-norepinephrine reuptake inhibitor (SNRI) drugs for the treatment of MDD.

We initiated the Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in August 2020. We project completing the enrollment this year with top-line results in the first half of 2024. There is no guarantee that our ongoing study will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve pimavanserin for that indication.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit NUPLAZID for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in PDP. If we do not receive marketing approval for NUPLAZID for any other indication, we will never be able to commercialize NUPLAZID for any other indication in the U.S. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to NUPLAZID do not meet our or others’ expectations, the market price of our common stock could decline significantly and the long-term success of the product and our company could be harmed.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize NUPLAZID and trofinetide, if approved, will be harmed.

NUPLAZID is the first drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP, and the FDA filed our NDA for trofinetide for the treatment of Rett syndrome in September 2022. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing NUPLAZID for the treatment of hallucinations and delusions associated with PDP and trofinetide, if approved, for the treatment of Rett syndrome to neurologists, psychiatrists, pharmacists, physicians in long-term care facilities and other healthcare providers, as appropriate. In addition, we must ensure that consistent and appropriate messages about NUPLAZID and trofinetide, if approved, are being delivered to our potential customers by our sales force. If we are unable to effectively train our sales force and equip them with current, effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NUPLAZID and trofinetide, if approved, and their proper administration, our efforts to successfully commercialize NUPLAZID and trofinetide, if approved, could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies, and our ability to increase awareness of our approved products through marketing efforts;
•
pricing and cost effectiveness, which may be subject to regulatory control;
•
effectiveness of our or our collaborators’ sales and marketing strategy;
•
publicity concerning us, our products or competing products and treatments; and
•
our ability to obtain sufficient third-party insurance coverage or adequate reimbursement levels.

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

The label for NUPLAZID also contains a “boxed” warning that elderly patients with DRP treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with DRP unrelated to the hallucinations and delusions associated with PDP. There has also been attention to publicly reported deaths of patients that were prescribed NUPLAZID, and the FDA conducted an evaluation of available information about NUPLAZID. On September 20, 2018 the FDA issued a statement concluding: “The U.S. FDA has completed a review of all post marketing reports of deaths and serious adverse events (SAEs) reported with the use of NUPLAZID. Based on an analysis of all available data, FDA did not identify any new or unexpected safety findings with NUPLAZID, or findings that are inconsistent with the established safety profile currently described in the drug label. After a thorough review, FDA’s conclusion remains unchanged that the drug’s benefits outweigh its risks for patients with hallucinations and delusions of Parkinson’s disease psychosis.” Although the FDA did not identify any new or unexpected safety risks, the FDA indicated that some potentially concerning prescribing patterns were observed, such as the concomitant use of other antipsychotic drugs or drugs that can cause QT prolongation, a potential cause of heart rhythm disorder. The FDA reminded healthcare providers to be aware of the risks described in the NUPLAZID prescribing information and that none of the other antipsychotic medications are approved for the treatment of PDP. Regardless, perceptions that NUPLAZID is unsafe, even if unfounded, may discourage physicians from prescribing or patients from taking NUPLAZID.

The commercial success of NUPLAZID depends on acceptance by patients and physicians, and there are a number of factors that could skew our or others’ estimates about prescribing behaviors and market adoption. If we fail to gain the acceptance of patients and physicians, or if our estimates are inaccurate, these events could negatively impact our business, results of operations, financial condition and prospects.

Our ability to generate product revenues will be diminished if NUPLAZID’s coverage from payors is decreased or if patients have unacceptably high co-pay amounts.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others, to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from third-party payors is critical to product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor drug products when lower cost therapeutic alternatives are already available or subsequently become available. Even with coverage for NUPLAZID, or other products we may market, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients may not use NUPLAZID if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost.

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

Third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling NUPLAZID at less than an optimized price would impact our revenues and could impact our overall success as a company. We have changed, and may continue to change, the price of NUPLAZID from time to time, however, we do not know if the price we have selected, or may select in the future, for NUPLAZID is or will be the optimized price. Additionally, we do not know whether and to what extent third-party payors will react to any possible future changes in the price of NUPLAZID. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Further, one payor’s determination to provide coverage and reimbursement for a product does not ensure that other payors will also provide coverage and reimbursement for the product. Therefore, coverage and reimbursement for NUPLAZID may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of NUPLAZID to each payor separately, with no assurance that coverage will be obtained. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

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

In addition, based on positive top-line results from CLARITY, a Phase 2 study evaluating pimavanserin as an adjunctive treatment for MDD, we initiated our Phase 3 CLARITY program, consisting of two Phase 3 studies, CLARITY-2 and CLARITY-3, evaluating pimavanserin as an adjunctive treatment with SSRI/SNRI drugs for MDD. Despite the positive results observed in the Phase 2 CLARITY study, our Phase 3 CLARITY study, did not achieve statistical significance on the primary endpoint. In July 2019, we announced top-line results from the Phase 3 ENHANCE study evaluating pimavanserin as a treatment in inadequate response schizophrenia. In this study, pimavanserin did not achieve statistical significance on either the primary endpoint or the key secondary endpoint.

Following the successful completion of our Phase 3 HARMONY study, we submitted an sNDA to the FDA for pimavanserin for the treatment of DRP on June 3, 2020. On April 2, 2021, we received a CRL indicating that the FDA had completed its review of the application and determined that it could not be approved in its present form. In February 2022, we resubmitted the aforementioned DRP sNDA with updated labeling for the treatment of hallucinations and delusions associated with ADP to the FDA based on previously submitted studies and new analyses. On August 4, 2022, we received a CRL from the FDA regarding our submission of the sNDA. At this time, we are not planning to conduct any additional studies for pimavanserin for the treatment of hallucinations and delusions associated with ADP.

We are currently conducting several studies, including early stage studies of an internally-developed compound known as ACP-204, which is akin to pimavanserin, and may conduct additional studies in the future.

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
•
reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;
•
manufacturing sufficient quantities of a product candidate;
•
obtaining clearance from the FDA to commence clinical trials pursuant to an Investigational New Drug application;
•
obtaining approval to conduct clinical trials in countries outside the United States pursuant to evolving regional and local regulations (e.g., EU Clinical Trials Regulation (EU No. 536/2014));
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
•
inability to monitor patients adequately during or after treatment;
•
difficulty monitoring multiple study sites;
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

In addition, enrollment and retention of patients in, or the ability to receive results from, clinical trials could be disrupted by geopolitical or macroeconomic developments. For example, as a result of the ongoing conflict between Ukraine and Russia, we experienced temporary delays in accessing historical records of certain clinical trial sites located in Russia. Also, as a result of the COVID-19 pandemic, we temporarily paused enrollment of new patients in our ongoing clinical trials, as well as the commencement of new trials. However, we have re-initiated enrollment in clinical trials on a study-by-study and site-by-site basis. It is possible that future enrollment in these studies, or enrollment in future studies, could be impacted due to the same or similar geopolitical or macroeconomic developments. If patients withdraw from our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trial results are otherwise disrupted or disputed due to such developments, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delays, suspensions or terminations in a clinical trial, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed.

If we are unable to attract, retain, and motivate key management, research and development, and sales and marketing personnel, our drug development programs, our research and discovery efforts, and our commercialization plans may be delayed and we may be unable to successfully commercialize our products, or develop our product candidates.

Our success depends on our ability to attract, retain, and motivate highly qualified management, scientific, and commercial personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of CNS disorders, including neuropsychiatric and related disorders. We are currently hiring, and in the future we expect to need to continue to hire, additional personnel as we expand our research and development efforts for pimavanserin and trofinetide, and commercial activities for NUPLAZID. We face competition for experienced scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize products and product candidates will be limited. If we are unable to attract and retain the necessary personnel, it will significantly impede our commercialization efforts for NUPLAZID and trofinetide, if approved, and the achievement of our research and development objectives.

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

As of December 31, 2022, we employed approximately 510 employees. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, and integrate additional employees and retain existing employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

We have experienced significant net losses since our inception. As of December 31, 2022, we had an accumulated deficit of approximately $2.4 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and advance our development programs, including developing additional internal systems and infrastructure and hiring additional personnel. We also expect such investments and advancements will increase our expenses in the coming years. Thus, our future operating results and profitability may fluctuate from period to period, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis.

We expect that our revenues over the next few years will be entirely dependent on our ability to generate product sales. Substantially all of our revenues since May 2016 were from net product sales of NUPLAZID. To the extent that we cannot generate significant revenues from the sale of NUPLAZID to cover our expenses, including the significant expenses associated with commercializing NUPLAZID and continuing to develop pimavanserin in additional indications, we may never achieve profitability and/or may have to reduce our commercialization and/or research and development activities to become profitable, which would harm our future growth prospects. Additionally, to obtain revenues from product candidates other than NUPLAZID, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, manufacturing and marketing compounds with significant market potential. We may never succeed in these activities and may never generate revenues from our commercialization of NUPLAZID, or from other product candidates that may be approved, that are significant enough to achieve profitability.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID or successfully develop and commercialize our other product candidates.

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $416.8 million at December 31, 2022. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, public or private sales of our securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, as a result of geopolitical and macroeconomic developments, including the ongoing conflict between Ukraine and Russia, related sanctions, the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

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
•
the impact of geopolitical and macroeconomic developments, such as general political, health and economic conditions, including the Ukraine-Russia conflict, the COVID-19 pandemic, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business;
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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, we expect a decrease in our cash flows from operations and an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating losses and certain other tax attributes to offset future taxable income or taxes may be limited.

Portions of our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the ongoing COVID-19 pandemic and actions taken to slow its spread, material shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

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

The COVID-19 pandemic has had a major impact on the financial markets, the global economy and the economies of particular countries or regions, and led to, among other things, travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders imposed by authorities and the extended shutdown of certain non-essential businesses in the U.S. throughout the world, including in countries where we have planned or active clinical trials. In an effort to protect the health and safety of our employees, our community, and our stakeholders, we have developed dynamic pandemic and workplace health policies applicable to all of our employees. These policies are localized based on current COVID-19 conditions, regulatory guidance, public health and scientific recommendations, and federal, state, and local laws. We have reopened our offices to allow employees to return, but will continue to closely monitor the COVID-19 situation. We may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition. The effects and duration of such measures could have a material adverse impact on our business, results of operations, financial condition and prospects.

Our sales force had physical access to hospitals, clinics, long-term care and skilled nursing facilities, healthcare providers and pharmacies curtailed, and we are still assessing the effects such curtailment had on our sales or may have on our future sales. Currently, healthcare providers are conducting patient visits in-person and through telemedicine and our sales force has been able to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities either in person in accordance with applicable regulatory guidance and local policies or virtually. While digital tools are available to our field employees to facilitate remote meetings with healthcare providers that are unable to meet in-person, we cannot ensure that these methods will be effective. Additionally, patients who are currently using NUPLAZID or who are eligible to use NUPLAZID, may be unable to meet with their healthcare providers in person, which may reduce the number of prescription refills or new patient starts, affecting our revenues both in our currently approved indication and potentially impacting our anticipated launches in other indications, if approved.

Our clinical trials were impacted by the COVID-19 pandemic as we temporarily paused enrollment in our ongoing clinical trials as well as commencement of new trials, and experienced delays in our data collection and site monitoring activities While we have re-initiated enrollment in clinical trials and related activities on a study-by-study and site-by-site basis, it is possible that our studies could be impacted due to COVID-19 in the future.

Since the beginning of the pandemic the growth of sales of NUPLAZID have been negatively impacted by ongoing conditions related to the pandemic, including a reduction in patient office visits, continuing reduced occupancy rates at long-term care facilities, and reduced access to healthcare professionals. While we observed incremental improvements in some of these factors since 2021, their levels are still below where they were pre-pandemic. It remains difficult to predict the duration of the pandemic’s impact and the pace of, and no assurances can be given that the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects.

The geo-political turmoil resulting from Russia’s invasion of Ukraine, including the widespread and significant economic sanctions imposed on Russia, has caused significant disruptions of our clinical trial activities in Russia and Ukraine.

We have engaged clinical research organizations (CROs) to conduct clinical trials worldwide. Certain of our trials have a limited number of clinical sites in Russia and Ukraine where patient recruiting and screening were not complete at the time of Russia’s military aggression in Ukraine. The resulting geo-political turmoil has caused significant disruptions, including the suspension of further new enrollment of patients at our clinical trial sites in Ukraine and Russia. Existing patients may have been evacuated or relocated far from clinical sites, making it difficult for participation in our clinical trials. Site personnel and/or CRO personnel may be unavailable or otherwise unable to conduct clinical trial activities. Furthermore, the widespread sanctions imposed on Russia have affected clinical sites in Russia managed by our CROs. In addition, clinical sites, their personnel and patients may not be able to continue in the trials and we may need to suspend or terminate the trials in Russia. While we have a limited number of clinical sites in Ukraine and Russia, these significant disruptions and the suspension/termination of clinical trial activities could potentially delay the completion of enrollment in our clinical trials and complicate the analysis of data, as affected clinical sites might not be able to have their data be validated or protocol assessments may be missed. Even if data collection can be completed, the FDA may be unable to audit clinical trial sites in Ukraine or Russia. Interruptions of clinical trials may further delay our clinical development and the potential authorization or approval of our product candidates, which could materially increase our costs and adversely affect our ability to commence product sales and generate revenues.

Earthquake or fire damage to our facilities could delay our research and development efforts and adversely affect our business.

Our headquarters and research and development facilities in San Diego are located in a seismic zone, and we face the possibility of one or more earthquakes, which could be disruptive to our operations and result in delays in our research and development efforts. In addition, while our facilities have not been adversely impacted by local wildfires, there is the possibility of future fires in the area. In the event of an earthquake or fire, if our facilities or the equipment in our facilities is significantly damaged or destroyed for any reason, we may not be able to rebuild or relocate our facilities or replace any damaged equipment in a timely manner and our business, financial condition, and results of operations could be materially and adversely affected. We do not have insurance for damages resulting from earthquakes. While we do have fire insurance for our property and equipment located in San Diego, any damage sustained in a fire could cause a delay in our research and development efforts and our results of operations could be materially and adversely affected.

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
•
may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•
terminate the arrangement or allow it to expire, which would delay the development and commercialization and may increase the cost of developing and commercializing our products or product candidates;
•
may sell, transfer or divest assets or programs related to our partnered product or product candidates;
•
may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement;
•
decide to pursue a competitive product developed outside of the collaboration; or
•
cannot obtain the necessary regulatory approvals.

Collaborations are complex and time-consuming to negotiate and document. We also will face competition in our search for new collaborators, if we seek a new partner for our pimavanserin program or other programs. Given the current economic and industry environment, it is possible that competition for new collaborators may increase. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to find new collaborations, we may not be able to continue advancing our programs alone.

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

Although we design and manage our current preclinical studies and clinical trials, we currently do not have the ability to conduct clinical trials for our product candidates on our own. We rely on CROs, medical institutions, clinical investigators, and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. In addition, we also rely on third parties to assist with our preclinical studies, including studies regarding biological activity, safety, absorption, metabolism, and excretion of product candidates. Some of these third parties may experience shutdowns or other disruptions as a result of the COVID-19 pandemic and therefore may be unable to provide the level of service that we have received in the past.

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

Failure to perform by these third parties may increase our development costs, delay our ability to obtain regulatory approval, and delay or prevent the commercialization of our product candidates. We currently use several CROs to perform services for our preclinical studies and clinical trials. While we believe that there are numerous alternative sources to provide these services, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures, any of which could affect our business, results of operations, financial condition and prospects.

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

We have no manufacturing facilities and only limited experience as an organization in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, NUPLAZID, trofinetide and our other product candidates.

We have contracted with Patheon Pharmaceuticals Inc. to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product for commercial use in the U.S. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S. Additionally, we have contracted with Siegfried AG to manufacture active pharmaceutical ingredient (API), to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API, and we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. While we currently have sufficient API and NUPLAZID finished product on hand to continue our commercial and clinical operations as planned, depending on the effects of geopolitical and macroeconomic developments and whether such developments cause disruptions, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by geopolitical and macroeconomic developments, such as the ongoing conflict between Ukraine and Russia or the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute NUPLAZID for commercial sales and our product candidates for our clinical trials and research and development operations. Additionally, if NUPLAZID is approved for commercial sale in jurisdictions outside the U.S., we will need to contract with a third party to manufacture such products for commercial sale in the U.S. and/or in such other jurisdictions. We may not be able to enter into such contracts in a timely manner or on acceptable terms, if at all.

We have contracted with manufacturers to produce clinical supplies of trofinetide to support the development program. If trofinetide or any other product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to contract with a third party to manufacture such products for commercial sale in the U.S. and/or in such other jurisdictions. We may not be able to enter into such a contract in a timely manner or on acceptable terms, if at all.

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

The manufacturers of NUPLAZID and trofinetide and any other product candidates, including Patheon and Siegfried, are obliged to operate in accordance with FDA-mandated cGMPs, and we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture NUPLAZID and trofinetide and any other product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of NUPLAZID and trofinetide and any other product candidate that receives regulatory approval, negatively impact our commercialization of NUPLAZID, or lead to significant delays in the launch and commercialization of trofinetide or any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

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

Our agreements with Neuren and Stoke impose, and we expect that future agreements where we in-license intellectual property will impose, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

We work with scientific and clinical advisors at academic and other institutions who are experts in the field of CNS disorders. They assist us in our research and development efforts and advise us with respect to our clinical trials. These advisors are not our employees and may have other commitments that would limit their future availability to us. Although our scientific and clinical advisors generally agree not to engage in competing work, if a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and delay the development or commercialization of our product candidates.

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
•
the passage of The Leahy-Smith America Invents Act (the America Invents Act), introduced new procedures for challenging pending patent applications and issued patents; and
•
technology that we may in-license may become important to some aspects of our business; however, we generally would not control the patent prosecution, maintenance or enforcement of any such in-licensed technology.

Even if we have or obtain patents covering our product candidates or technologies, we may still be barred from making, using and selling our product candidates or technologies because of the patent rights of others. Others have or may have filed, and in the future are likely to file, patent applications covering compounds, assays, genes, gene products or therapeutic products that are similar or identical to ours. There are many issued U.S. and foreign patents relating to genes, nucleic acids, polypeptides, chemical compounds or therapeutic products, and some of these may encompass reagents utilized in the identification of candidate drug compounds or compounds that we desire to commercialize. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of CNS disorders and the other fields in which we are developing products. These could materially affect our freedom to operate. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our product candidates or technologies may infringe. These patent applications may have priority over patent applications filed by us.

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

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. There have been legal and political challenges to certain aspects of the ACA. Furthermore, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the Biden administration will impact the ACA and our business.

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

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether these this executive order or similar policy initiatives will be implemented in the future. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
•
the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services (CMS) information related to certain payments and other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors under such law), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and local laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities and/or the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, financial information and medical information collected by our patient access management team (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. For example, the California Consumer Privacy Act of 2018 (CCPA) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. In addition, the California Privacy Rights Act of 2020 (CPRA), which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU GDPR, UK GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), and China’s Personal Information Protection Law (PIPL) impose strict requirements for processing personal data. For example, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may also be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication or patient population that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of NUPLAZID and any other products we may market, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice (DOJ), and various U.S. Attorneys’ Offices, the HHS Office of Inspector General, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the civil False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA, DOJ, or any other governmental agency initiates an enforcement action against us, or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

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

If our competitors develop and market products that are more effective than NUPLAZID, trofinetide or our other product candidates, they may reduce or eliminate our commercial opportunity.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, interruptions to operations or clinical trials, reputational harm, litigation, fines and penalties, disruptions of our business operations, and a loss of customers or sales.

In the ordinary course of our business, we , or the third parties upon which we rely, process, collect, receive, store, use, transmit, transfer, make accessible, protect, secure, dispose of, disclose and share proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets.

Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These threats are prevalent, continue to rise, and are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error (such as through theft or misuse), organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to, social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials) and income, significant extra expenses to restore data or systems, reputational harm and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments (including, for example, if applicable laws or regulations prohibit such payments). The COVID-19 pandemic and our partially remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, drug suppliers, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. For example, in May 2021, a key drug supplier notified us of a ransomware attack on our supplier’s systems; however, to date we found no indication that our personal data was exposed.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products.

We may expend significant resources, fundamentally change our business activities and practices (including our clinical trials) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

In addition, our insurance coverage may not be adequate or sufficient in type or amount to protect us from or to mitigate liabilities arising out of our privacy and security practices. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 3, 2022 to February 24, 2023, the closing price of our common stock has ranged from a low of $13.01 per share to a high of $27.50 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
•
disruptions caused by geopolitical or macroeconomic developments or other business interruptions, including, for example, the ongoing conflict between Ukraine and Russia, related sanctions and the COVID-19 pandemic; and
•
economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest.

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement, we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On May 3, 2019, we filed a registration statement covering the sale of up to 40,203,111 shares of our common stock, which includes 489,269 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of April 29, 2019, and which represented approximately 28 percent of our outstanding shares at the time. Our registration obligations under this registration rights agreement, which cover all shares now held or later acquired by the Baker Entities, will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell from time to time an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

Historically, turmoil and volatility in the financial markets (including recent volatility as a result of geopolitical and macroeconomic developments such as the ongoing conflict between Ukraine and Russia and the COVID-19 pandemic) have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to financing in the future. This could have a material adverse effect on our ability to access funding on acceptable terms, or at all, and our stock price may suffer further as a result.

Item 1B. Unresolved Staff Comments.

This item is not applicable.

Item 2. Properties.

As of December 31, 2022, our primary facility consists of approximately 98,000 square feet of office space in San Diego, California. We also lease a facility in Princeton, New Jersey that covers approximately 25,000 square feet of office space, which is leased through January 2025.

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

On August 27, 2021, we filed our second amended complaint against Zydus to include an additional Orange Book-listed patent covering NUPLAZID. On September 10, 2021, Zydus filed its answer, affirmative defenses, and counterclaims to our second amended complaint, seeking declaratory judgments of noninfringement and invalidity. Also on September 10, 2021, the parties filed their Joint Claim Construction Chart. On October 1, 2021, we filed our answer to Zydus’s counterclaims. On November 30, 2021, we filed a stipulation and proposed order to dismiss two of our Orange Book-listed patents covering NUPLAZID against Teva, which was ordered by the Court on December 1, 2021. On January 28, 2022, the parties filed their Joint Claim Construction Brief and Appendix. On February 23, 2022, the Court heard oral argument on claim construction. On April 6, 2022, the Court issued a Memorandum Opinion construing several terms at issue, adopting our construction on two terms, Defendants’ construction on two terms, and one agreed-upon construction. On February 28, 2022, we filed a stipulation and proposed order to dismiss one patent against MSN, which was ordered by the Court on March 1, 2022. On March 10, 2022, we filed a stipulation and proposed order to dismiss one patent against Teva, which was ordered by the Court on March 10, 2022. On March 22, 2022, we filed a stipulation and proposed order to dismiss seven patents against Aurobindo, which was ordered by the Court on March 22, 2022. On March 30, 2022, we filed a stipulation and proposed order to dismiss two patents against Zydus, which was ordered by the Court on March 31, 2022. On April 22, 2022, we filed a stipulation and proposed order of non-infringement against Aurobindo regarding certain of our Orange Book-listed patents covering NUPLAZID, which was ordered by the Court on April 22, 2022. On April 26, 2022, we filed a stipulation and proposed order of non-infringement against MSN regarding certain of our Orange Book-listed patents covering NUPLAZID, which was ordered by the Court on April 26, 2022. On April 26, 2022, we filed a stipulation and proposed order of non-infringement against Teva regarding certain of our Orange Book-listed patents covering NUPLAZID, which was ordered by the Court on April 27, 2022. On May 10, 2022, we filed our second amended complaint against Teva to include an additional Orange Book-listed patent covering NUPLAZID. On May 18, 2022, we filed a stipulation and proposed order of non-infringement against Zydus regarding certain of our Orange Book-listed patents covering NUPLAZID, which was ordered by the Court on May 19, 2022. On May 24, 2022, Teva filed its answer, affirmative defenses, and counterclaims to our second amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On June 1, 2022, we filed our second amended complaint against Aurobindo alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID. On June 2, 2022, we filed our third amended complaint against Zydus alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID. On June 14, 2022, we filed our answer to Teva’s counterclaims. June 15, 2022, Aurobindo filed its answer, affirmative defenses, and counterclaims to our second amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On June 16, 2022, Zydus filed its answer, affirmative defenses, and counterclaims to our third amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of our Orange Book-listed patents covering NUPLAZID. On July 6, 2022, we filed our answer to Aurobindo’s counterclaims.

On September 7, 2022, the consolidated cases were reassigned to the Honorable Judge Gregory B. Williams. On September 30, 2022, we filed a stipulation and proposed order to stay the claims currently asserted against Teva and for Teva to be bound by the result of the litigation rendered against the remaining Defendants, which was ordered by the Court on October 4, 2022. On October 21, 2021, we filed complaints against Aurobindo, MSN and Zydus in the United States District Court for the District of Delaware alleging infringement of an additional Orange Book-listed patent covering NUPLAZID.

On April 19, 2021, a purported stockholder of us filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against us and certain of our current executive officers. The complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose that the materials submitted in support of our sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in our current form. The complaint seeks unspecified monetary damages and other relief. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 15, 2022. Lead plaintiff filed an opposition to Defendants’ motion to dismiss on April 18, 2022, and Defendants filed a reply on June 2, 2022. On September 27, 2022, the Court issued an order denying Defendants’ motion to dismiss. Defendants filed their answer to the amended complaint on October 19, 2022, and filed a motion for reconsideration on October 25, 2022. On February 3, 2023, the Court issued an order denying the motion for reconsideration.

We currently believe that none of the foregoing claims or actions pending against us as of December 31, 2022 is likely to have, individually or in the aggregate, a material adverse effect on our business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters. We are unable to estimate possible losses or ranges of losses that may result from these matters, and therefore we have not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

Item 4. Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ACAD”.

Holders

As of February 21, 2023, there were 162,230,184 shares of common stock outstanding held by approximately 32 stockholders of record. Many stockholders hold their shares in street name and thus, the actual number of beneficial owners of such shares is not known or included in the foregoing number; however, we believe that there are approximately 49,000 beneficial owners of our common stock.

Dividends

To date, we have not paid any cash dividends on our common stock, and we do not intend to pay any dividends in the foreseeable future. Instead, we intend to retain any future earnings to fund the development and growth of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Not applicable.

Performance Graph

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2017 through December 31, 2022 in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq U.S. Benchmark TR Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements, which involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID® (pimavanserin), trofinetide and from our other drug candidates, the potential market opportunities for pimavanserin and our drug candidates, our strategy for the commercialization of NUPLAZID, our plans for exploring and developing pimavanserin for indications other than Parkinson’s disease psychosis, trofinetide as a treatment for Rett syndrome, ACP-204 as a treatment for ADP and our ASO programs, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving pimavanserin, trofinetide and our other drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, the potential or expected impacts of geopolitical and macroeconomic developments, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Forward-looking statements are not guarantees of performance. Actual results or events may differ materially from those anticipated in our forward-looking statements as a result of various factors, including those set forth under the section captioned “Risk Factors” elsewhere in this report. Information in the following discussion for a yearly period means for the year ended December 31 of the indicated year.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in CNS disorders and rare diseases. We have a portfolio of commercial stage products, in-development product opportunities, and research programs that are designed to address significant unmet needs in CNS disorders and rare diseases. In order to achieve significant long-term growth, we will develop our current portfolio, expand our pipeline of early and late-stage programs through strategic business development, and invest in targeted internal research efforts.

We developed and successfully commercialized NUPLAZID (pimavanserin), which was approved by the FDA, in April 2016 for the treatment of hallucinations and delusions associated with PDP, and is the first and only drug approved in the United States for this condition. NUPLAZID is a selective serotonin inverse agonist/antagonist, preferentially targeting 5-HT2Areceptors with no appreciable affinity for dopaminergic, histaminergic, or muscarinic receptors. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PDP without negatively impacting motor function in our Phase 3 pivotal trial. NUPLAZID has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA for the treatment of PDP. We hold worldwide commercialization rights to pimavanserin. NUPLAZID is available in 34 mg capsules and 10 mg tablets dosage forms.

We are currently in registration for trofinetide, an investigational new drug for the treatment of Rett syndrome, a rare genetic neurodevelopmental disorder. If approved, trofinetide would be the first and only drug approved in the United States for this condition. We acquired an exclusive North American license to develop and commercialize trofinetide for Rett syndrome and other indications from Neuren in August of 2018. We submitted to the FDA an NDA for trofinetide for the treatment of Rett syndrome in July 2022 based on the positive results from our pivotal Phase 3 Lavender™ study which demonstrated statistically significant improvement over placebo for both co-primary endpoints as well as the key secondary endpoint. The FDA filed the NDA in September 2022 and assigned a PDUFA target action date of March 12, 2023.

Through its unique mechanism and the clinical studies conducted to date, we believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PDP. Today we are evaluating pimavanserin for the treatment of the negative symptoms of schizophrenia in a Phase 3 clinical development program. The negative symptoms of schizophrenia have been associated with poor long-term outcomes and disability even when the positive symptoms are well-controlled, and today there are no FDA-approved therapies. In the fourth quarter of 2019 we announced positive results from our pivotal ADVANCE study and in the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 program is evaluating the efficacy of pimavanserin in patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. We project completing the enrollment this year with top-line results in early 2024.

In addition, we recently announced that we are developing an internally discovered new molecule, ACP-204, which builds upon the learnings of pimavanserin in the treatment of neuropsychiatric symptoms, and is currently being evaluated in a Phase 1 clinical program. Upon completion of our Phase 1 work, we plan to initiate studies evaluating various doses of ACP-204 in patients with Alzheimer’s disease psychosis. ACP-204 is a new chemical entity for which we hold the worldwide rights.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of December 31, 2022, we had an accumulated deficit of $2.4 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may continue to incur operating losses for the next few years as we incur significant research and development costs and costs for potential approval and commercialization of trofinetide for the treatment of Rett syndrome.

Impact of COVID-19 on our Business

As a result of the COVID-19 pandemic, there have been changes in the practice of medical care and medical education. For example, many health care providers initially expanded their utilization of telemedicine to conduct patient visits, and in many regions within the United States the ability of our commercial and medical field teams to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities was restricted or converted to virtual access. We continue to access our customers both in person and virtually. Currently, health care providers are conducting patient visits in-person and through telemedicine and our sales force has been able to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities either in person in accordance with applicable regulatory guidance and local policies or virtually. Most medical congresses, an important means for medical education, are being conducted both in person and virtually and enrollment in clinical trials is being assessed based on local COVID-19 conditions and regional regulation and public health guidance.

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

Financial Operations Overview

Product and Collaborative Revenues

Product sales, net consist of sales of NUPLAZID, our first and only commercial product to date. The FDA approved NUPLAZID in April 2016 for the treatment of hallucinations and delusions associated with PDP, and we launched the product in the United States in May 2016.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have focused on pimavanserin, trofinetide, ACP-204 and other early-stage programs. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for the treatment of the negative symptoms of schizophrenia. In connection with the FDA approval of NUPLAZID, we committed to conduct four post-marketing studies. The fourth commitment, a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID, remains ongoing. We are responsible for all costs incurred for these post-marketing studies. While we submitted an NDA to the FDA for trofinetide for the treatment of Rett syndrome in July 2022, at this time, due to the risks in the regulatory and approval processes, it is difficult to estimate the costs we might incur for any additionally required development activities to support the review and potential approval of the NDA. In addition, we expect to incur increased research and development expenses as a result of advancement of our early-stage development pipeline programs.

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

The following table summarizes our research and development expenses for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Costs of external service providers:
NUPLAZID (pimavanserin)	$62,746	$73,696	$96,705
Trofinetide	62,300	39,814	47,614
Early stage programs	64,786	35,964	14,691
Upfront and milestone payments*	88,741	10,999	72,666
Subtotal	278,573	160,473	231,676
Internal costs	60,422	56,973	56,140
Stock-based compensation	22,580	21,969	31,314
Total research and development expenses	$361,575	$239,415	$319,130

_____________________

* Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

Although NUPLAZID was approved by the FDA for the treatment of hallucinations and delusions associated with PDP, at this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing or additional development of pimavanserin for the negative symptoms of schizophrenia, to support the potential approval and commercialization of trofinetide for the treatment of Rett syndrome, as well as the further development of our early-stage pipeline programs. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin for the treatment of the negative symptoms of schizophrenia and the development of ACP-204, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin for the negative symptoms of schizophrenia and trofinetide for the treatment of Rett syndrome as well as the further development of ACP-204 and other early-stage pipeline programs. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions and conditions.

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

Product Sales, Net

We sell our product through SPs and SDs. SPs dispense product to a patient based on the fulfillment of a prescription and SDs sell product to government facilities, long-term care pharmacies, or in-patient hospital pharmacies. Product shipping and handling costs are included in cost of product sales.

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

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates is based on historical data received from the SPs and SDs since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates still estimated to be incurred. Allowances for rebates also include amounts due under the Inflation Reduction act of 2022 for Medicare Part D unit sales with applicable period AMP increases that outpace inflation over the benchmark period. The applicable period will be twelve months on October 1 of each year, with the initial applicable period beginning on October 1, 2022. The benchmark period AMP price is January 1, 2021 through September 30, 2021. Our estimates are based Medicare Part D sales as a percentage of gross sales and the rate AMP for the current period will be in excess the benchmark period. We regularly monitor our estimates and record adjustments when rebate trends, rebate programs and contract terms, legislative changes, or other significant events indicate that a change in the estimates is appropriate. To date, our estimates have not differed materially from actual rebates. However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

Chargebacks: Chargebacks are discounts and fees that relate to contracts with government and other entities purchasing from the SDs at a discounted price. The SDs charge back to us the difference between the price initially paid by the SDs and the discounted price paid to the SDs by these entities. We also incur group purchasing organization fees for transactions through certain purchasing organizations. We estimate sales with these entities and accrue for anticipated chargebacks and organization fees, based on the applicable contractual terms. To date, our estimates have not differed materially from the actual chargebacks and organization fees. However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.

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

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The fair value of restricted stock units is estimated based on the market price of our common stock on the date of grant. The estimated fair values of stock options, purchase plan rights, and regular restricted stock units are then expensed over the vesting period. For restricted stock units requiring satisfaction of both market and service conditions, the estimated fair values are generally expensed over the longest of the explicit, implicit and derived service periods. Performance-based stock awards vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these performance-based stock awards is generally recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable. See also Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies” for further discussion of our assumptions and estimates related to our stock-based compensation.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and the extent to which we generate revenue from product sales, our potential approval and commercialization of trofinetide for the treatment of Rett syndrome, our development of pimavanserin for the negative symptoms of schizophrenia, our further development of the early-stage pipeline programs and the progress and timing of expenditures related to studies of NUPLAZID in PDP pursuant to our post-marketing commitments. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact that macroeconomic developments, including the ongoing conflict between Ukraine and Russia and the COVID-19 pandemic, may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Years Ended December 31, 2022 and 2021

Product Sales, Net

Product sales, net, comprised of NUPLAZID, were $517.2 million and $484.1 million in 2022 and 2021, respectively. Product sales, net for the year ended December 31, 2022 increased as compared to the year ended December 31, 2021 primarily due to a higher average gross selling price of NUPLAZID in 2022 as compared to 2021.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2022 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance at December 31, 2021	$8,467	$(202)	$15,717	$23,982
Provision related to current period sales	80,836	3,087	51,872	135,795
Credits/payments for current period sales	(69,913)	(3,427)	(25,826)	(99,166)
Credits/payments for prior period sales	(8,467)	202	(15,717)	(23,982)
Balance at December 31, 2022	$10,923	$(340)	$26,046	$36,629

Cost of Product Sales

Cost of product sales was $10.2 million and $10.8 million in 2022 and 2021, respectively, or approximately 2% of product sales, net in both years. The cost of product sales as a percentage of product sales, net stayed flat during 2022 as compared to 2021.

License Fees and Royalties

License fees and royalties were $0 and $8.3 million in 2022 and 2021, respectively, and in 2021 include royalties due to the Ipsen Group of two percent of net sales of NUPLAZID and amortization related to the milestone paid to the Ipsen Group upon FDA approval of NUPLAZID in 2016. The royalty obligation terminated in October 2021 which was the primary reason for the decrease in license fees and royalties during 2022 as compared to 2021.

Research and Development Expenses

Research and development expenses increased to $361.6 million in 2022, including $22.6 million in stock-based compensation, from $239.4 million in 2021, including $22.0 million in stock-based compensation. The increase in research and development expenses was mainly due to the $60 million upfront payment made to Stoke for the license and collaboration agreement and the $10 million milestone to Neuren in 2022 upon acceptance of the trofinetide NDA filing, as well as increased costs of our development activities for trofinetide, ACP-204 and other early-stage programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $369.1 million in 2022, including $44.5 million in stock-based compensation expense, from $396.0 million in 2021, including $40.4 million in stock-based compensation expense. The decrease in selling, general and administrative expenses was primarily related to the continued reduction and optimization of commercial spend related to NUPLAZID, leading to a reduction in overall advertising and promotional costs, offset by investments in preparing for the launch of trofinetide.

Comparison of the Years Ended December 31, 2021 and 2020

Product Sales, Net

Product sales, net, comprised of NUPLAZID, were $484.1 million and $441.8 million in 2021 and 2020, respectively. Product sales, net for the year ended December 31, 2021 increased as compared to the year ended December 31, 2020 primarily due to a higher average gross selling price of NUPLAZID in 2021 as compared to 2020 as well as the growth in NUPLAZID unit sales of approximately 3% in 2021 as compared to 2020.

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

Cost of Product Sales

Cost of product sales was $10.8 million and $10.2 million in 2021 and 2020, respectively, or approximately 2% of product sales, net in both years. The cost of product sales as a percentage of product sales, net stayed flat during 2021 as compared to 2020.

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

Research and Development Expenses

Research and development expenses decreased to $239.4 million in 2021, including $22.0 million in stock-based compensation expense, from $319.1 million in 2020, including $31.3 million in stock-based compensation expense. The decrease in research and development expenses was due to a decrease of $71.2 million in external costs and a decrease of $8.4 million in personnel and related costs resulting from attrition. The decrease in external costs was primarily due to the $52.8 million in upfront consideration and transaction costs paid for the acquisition of CerSci and $10.0 million upfront payment to Vanderbilt University for the M1 PAM program in 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $396.0 million in 2021, including $40.4 million in stock-based compensation expense, from $388.7 million in 2020, including $50.5 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to an increase of $16.4 million in personnel and related costs, partially offset by a decrease of $10.1 million in stock compensation expense.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income, and, since 2016, with revenues from sales of NUPLAZID. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spend for our ongoing and planned commercial activities for NUPLAZID, our potential approval and commercialization of trofinetide for the treatment of Rett syndrome, our ongoing and planned development activities for pimavanserin for the negative symptoms of schizophrenia, studies to be conducted pursuant to our post-marketing commitments, our ongoing and planned development activities for the early-stage pipeline programs and any potential future business development activities. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through at least the next 12 months.

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
•
the costs of our development activities for trofinetide for the treatment of Rett syndrome;
•
the costs of our development activities for ACP-204 and our other early-stage pipeline programs;
•
the costs of commercializing NUPLAZID, including the maintenance and development of our sales and marketing capabilities;
•
the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•
the amount of U.S. product sales from NUPLAZID;
•
the costs of preparing applications for regulatory approvals for NUPLAZID in additional indications other than PDP and for other product candidates, as well as the costs required to support review of such applications;
•
the costs of manufacturing and distributing NUPLAZID for commercial use in the U.S.;
•
the costs of manufacturing and distributing trofinetide for potential commercial use in the U.S.;
•
our ability to obtain regulatory approval for, and subsequently generate product sales from, pimavanserin for the negative symptoms of schizophrenia, from trofinetide for the treatment of Rett syndrome, from ACP-204 and from our other product candidates;
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

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, public or private sales of our securities, debt financings, or strategic collaborations. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, due to macroeconomic developments, including the Ukraine-Russia conflict, the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

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

The following is a summary of our long-term contractual obligations as of December 31, 2022 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$73,391	$9,562	$18,304	$16,838	$28,687
Other long-term contractual obligations	2,000	1,000	1,000	—	—
Total	$75,391	$10,562	$19,304	$16,838	$28,687

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

We have entered into various collaboration, licensing and merger agreements which generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of December 31, 2022, we may be required to make milestone payments up to $1.6 billion in the aggregate. These payments are contingent upon achieving future development, regulatory and commercial milestones. We are also required to make royalty payments in connection with the sale of products developed under those agreements. We have not included any such milestone or royalty payments in the above table. In January 2022, we entered into a license and collaboration agreement with Stoke to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. Under the terms of the agreement, we may be required to pay up to $907.5 million in milestone payments based on the achievement of certain clinical and commercial development and annual net sales milestones.

Cash Flows

At December 31, 2022, we had $416.8 million in cash, cash equivalents, and investment securities, compared to $520.7 million at December 31, 2021. This $103.9 million decrease in cash, cash equivalents, and investment securities during 2022 was primarily due to net cash used in operating activities, offset in part by cash proceeds from the exercise of employee stock options.

Net cash used in operating activities decreased to $114.0 million in 2022 compared to $125.7 million in 2021 and $136.2 million in 2020. The decrease in net cash used in operating activities in 2022 relative to 2021 was primarily due to an increase in our net revenues as well as decreased sales and marketing costs, partially offset by increased research and development costs. The decrease in net cash used in operating activities in 2021 relative to 2020 was due to an increase in our net revenues as well as decreased research and development costs and sales and marketing costs.

Net cash provided by investing activities totaled $73.2 million in 2022 compared to net cash used in investing activities of $71.1 million in 2021 and net cash provided by investing activities of $192.5 million in 2020. The increase in net cash provided by investing activities in 2022 compared to 2021 was primarily due to increased net maturities of investment securities. The increase in net cash used in investing activities in 2021 compared to 2020 was primarily due to increased net purchases of investment securities.

Net cash provided by financing activities decreased to $8.2 million in 2022 compared to $18.2 million in 2021 and $81.0 million in 2020. The decrease in net cash provided by financing activities in 2022 relative to 2021 and in 2021 relative to 2020 was primarily due to a decrease in proceeds resulting from the exercise of employee stock options.

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

Recent Accounting Pronouncements

See Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2022 and 2021, this change would not have had a material effect on the fair value of our investment portfolio as of each such date. Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in investment-grade, interest-bearing securities, as of the date of this Annual Report on Form 10-K, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision and with the participation of, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer(our principal executive officer and principal financial officer, respectively), of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Acadia Pharmaceuticals Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Acadia Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Pharmaceuticals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Acadia Pharmaceuticals Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 27, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC by May 1, 2023 (our “Proxy Statement”) and is incorporated in this report by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.acadia.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Stockholders may request a free copy of the Code of Business Conduct and Ethics from our compliance department c/o Acadia Pharmaceuticals Inc., 12830 El Camino Real, Suite 400, San Diego, CA 92130.

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

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed February 25, 2021).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Amended and Restated Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed February 26, 2019).

4.3	Description of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2020).

10.1[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.2[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.3[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-K, filed August 9, 2022).

10.4[a]	Forms of agreement under the 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed February 29, 2016).

10.5[a]	2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 29, 2020).

10.6[a]	Offerings under the 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2017).

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

10.9[a]	Employment Offer Letter, dated June 26, 2018, between the Registrant and Brendan Teehan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2022).

10.10[a]

Employment Offer Letter, dated July 2, 2018, between the Registrant and Austin D. Kim (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 6, 2018).

10.11[a]

Employment Offer Letter, dated April 28, 2020, between the Registrant and Mark Schneyer (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2022).

10.12[a]	Employment Offer Letter, dated December 19, 2022, between the Registrant and Doug Williamson.

10.13[a]	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed June 29, 2020).

10.14[a]	Management Severance Benefit Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.15[a]	Amended and Restated Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

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

10.20[c]

Master Services Agreement, dated December 15, 2016, by and between Acadia Pharmaceuticals GmbH and Siegfried AG and its affiliates, and Attachment #1, Attachment #2 and Attachment #3 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 3, 2022).

10.21[c]

Change Order #1 to Master Services Agreement Attachment #1, dated January 3, 2017, by and between Acadia Pharmaceuticals GmbH and Siegfried AG (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 3, 2022).

10.22[c]

Attachment #4, Attachment #5 and Attachment #6, each dated May 12, 2017, to the Master Services Agreement, dated December 15, 2016, by and between Acadia Pharmaceuticals GmbH and Siegfried AG and its affiliates (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 3, 2022).

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

10.28[c]

First Amendment to Office Lease, dated December 23, 2019, between the Registrant and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q, filed May 8, 2020).

10.29[c]

Second Amendment to Office Lease, dated March 12, 2020, between the Registrant and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10-Q, filed May 8, 2020).

10.30 [a]	Acadia Pharmaceuticals Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-269611).

10.31[a]

Forms of Stock Option Grant Notice and Stock Option Agreement under Acadia Pharmaceuticals Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-269611).

10.32 [a]

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Acadia Pharmaceuticals Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 99.3 to Registration Statement No. 333-269611).

10.33[c]	Lease Agreement, effective May 15, 2018, by and between the Registrant and Boston Properties Limited Partnership.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

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

c Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]” or “[…***…]”) because the Company has determined that the information is both not material and is the type that the Company treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: February 27, 2023	/s/ Stephen R. Davis
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

Signature	Title	Date

/S/ STEPHEN R. DAVIS Stephen R. Davis	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023

/S/ MARK C. SCHNEYER Mark C. Schneyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2023

/S/ JAMES K. KIHARA James K. Kihara	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 27, 2023

/S/ STEPHEN R. BIGGAR Stephen R. Biggar	Chairman of the Board	February 27, 2023

/S/ JULIAN C. BAKER Julian C. Baker	Director	February 27, 2023

/S/ LAURA A. BREGE Laura A. Brege	Director	February 27, 2023

/S/ JAMES M. DALY James M. Daly	Director	February 27, 2023

/S/ ELIZABETH A. GAROFALO Elizabeth A. Garofalo	Director	February 27, 2023

/S/ EDMUND P. HARRIGAN Edmund P. Harrigan	Director	February 27, 2023

/S/ ADORA NDU Adora Ndu	Director	February 27, 2023

/S/ DANIEL B. SOLAND Daniel B. Soland	Director	February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Acadia Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Pharmaceuticals Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

As described in Note 2 to the consolidated financial statements under the caption “Revenue Recognition”, the Company establishes provisions for sales rebates in the same period the related product is sold. At December 31, 2022, the Company had $24.2 million in sales rebates accrued, which includes rebates provided for Medicare Part D drug plan. In order to establish these sales rebate accruals, the Company estimated its rebates based upon the identification of the products subject to a rebate, the applicable price, rebate terms and the estimated lag time between the sale and payment of the rebate.

Auditing the Medicare Part D sales rebate accruals was complex and required significant auditor judgment because the accruals consider multiple subjective estimates and assumptions. These estimates and assumptions included the estimated inventory in the distribution channel, which impacts the lag time between the sale to the customer and payment of the rebate, and the final payer related to product sales, which impacts the applicable price and rebate terms. In deriving these estimates and assumptions, the Company used both internal and external sources of information to estimate product in the distribution channels, payer mix, prescription volumes and historical experience. Management supplemented its historical data analysis with qualitative adjustments based upon changes in rebate trends, rebate programs and contract terms, legislative changes, or other significant events which indicate a change in the reserve is appropriate.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s sales rebate accruals for Medicare Part D rebates. This included testing controls over management’s review of the significant assumptions described above and inputs into the rebate calculation. For example, we tested controls over actual sales and the accuracy of forecasting expected utilization and payer mix. The testing was inclusive of management’s controls to evaluate the accuracy of its reserve judgments to actual rebates paid, rebate validation and processing, and controls to ensure that the data used to evaluate and support the significant assumptions was complete, accurate and, where applicable, verified to external data sources.

To test the sales rebate accruals for Medicare Part D, our audit procedures included, among others, understanding and evaluating the significant assumptions and underlying data used in management’s calculations. Our testing of significant assumptions included a lookback analysis to evaluate the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performed sensitivity analyses over the subjective assumptions to evaluate the completeness of the reserves. As a part of our procedures, we evaluated the reasonableness of the Company’s assumptions considering recent sales trends and regulatory factors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Diego, California

February 27, 2023

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$114,846	$147,435
Investment securities, available-for-sale	301,977	373,271
Accounts receivable, net	62,195	64,366
Interest and other receivables	885	978
Inventory	6,636	7,881
Prepaid expenses	21,398	23,892
Total current assets	507,937	617,823
Property and equipment, net	6,021	8,047
Operating lease right-of-use assets	55,573	58,268
Restricted cash	5,770	5,770
Long-term inventory	4,924	6,217
Other assets	7,587	3,997
Total assets	$587,812	$700,122
Liabilities and stockholders’ equity
Accounts payable	$12,746	$6,876
Accrued liabilities	112,884	89,192
Total current liabilities	125,630	96,068
Operating lease liabilities	52,695	56,126
Other long-term liabilities	9,074	7,034
Total liabilities	187,399	159,228
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at December 31, 2022 and 2021; 162,064,872 shares and 161,012,695 shares issued and outstanding at December 31, 2022 and 2021, respectively	16	16
Additional paid-in capital	2,770,923	2,694,646
Accumulated deficit	(2,369,551)	(2,153,576)
Accumulated other comprehensive loss	(975)	(192)
Total stockholders’ equity	400,413	540,894
Total liabilities and stockholders’ equity	$587,812	$700,122

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues
Product sales, net	$517,235	$484,145	$441,755
Total revenues	517,235	484,145	441,755
Operating expenses
Cost of product sales	10,166	10,843	10,211
License fees and royalties	—	8,298	10,339
Research and development	361,575	239,415	319,130
Selling, general and administrative	369,090	396,028	388,661
Total operating expenses	740,831	654,584	728,341
Loss from operations	(223,596)	(170,439)	(286,586)
Interest income, net	6,610	591	6,610
Other income (expense)	3,542	2,329	(997)
Loss before income taxes	(213,444)	(167,519)	(280,973)
Income tax expense	2,531	351	611
Net loss	$(215,975)	$(167,870)	$(281,584)
Net loss per common share, basic and diluted	$(1.34)	$(1.05)	$(1.79)
Weighted average common shares outstanding, basic and diluted	161,683	160,493	157,331

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(215,975)	$(167,870)	$(281,584)
Other comprehensive (loss) income :
Unrealized loss on investment securities	(789)	(235)	(253)
Foreign currency translation adjustments	6	7	(8)
Comprehensive loss	$(216,758)	$(168,098)	$(281,845)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(215,975)	$(167,870)	$(281,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	68,201	63,615	84,422
Amortization of premiums and accretion of discounts on investment securities	(2,736)	2,404	1,470
Amortization of intangible assets	—	1,108	1,477
(Gain) loss on strategic investment	(3,542)	(2,329)	997
Depreciation	2,026	2,236	1,455
Loss on disposal of assets	—	—	281
Non-cash in-process research and development	—	—	44,280
Changes in operating assets and liabilities:
Accounts receivable, net	2,171	(16,119)	(12,466)
Interest and other receivables	93	1,057	58
Inventory	2,415	(4,210)	(3,320)
Prepaid expenses and other current assets	2,494	1,802	(7,088)
Operating lease right-of-use assets	6,566	6,287	4,280
Other assets	(48)	10	182
Accounts payable	5,870	(1,617)	1,271
Accrued liabilities	24,306	(8,455)	27,569
Operating lease liabilities	(7,916)	(5,433)	(1,769)
Long-term liabilities	2,040	1,854	2,319
Net cash used in operating activities	(114,035)	(125,660)	(136,166)
Cash flows from investing activities
Purchases of investment securities	(363,174)	(492,797)	(339,908)
Maturities of investment securities	436,415	422,817	540,004
Net purchases of property and equipment	—	(1,122)	(7,587)
Net cash provided by (used in) investing activities	73,241	(71,102)	192,509
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	8,199	18,162	80,996
Net cash provided by financing activities	8,199	18,162	80,996
Effect of exchange rate changes on cash	6	7	(8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,589)	(178,593)	137,331
Cash, cash equivalents and restricted cash
Beginning of year	153,205	331,798	194,467
End of year	$120,616	$153,205	$331,798
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,190	$1,038	$1,113
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$—	$—	$130
Value of common stock issued in connection with asset acquisition	$—	$—	$44,280

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2019	155,275,300	$15	$2,402,945	$(1,704,122)	$297	$699,135
Issuance of common stock in public offering, net of issuance costs	1,156,626	—	44,280	—	—	44,280
Issuance of common stock from exercise of stock options and units	2,827,586	1	73,833	—	—	73,834
Issuance of common stock pursuant to employee stock purchase plan	378,259	—	7,162	—	—	7,162
Net loss	—	—	—	(281,584)	—	(281,584)
Stock-based compensation	—	—	84,443	—	—	84,443
Other comprehensive income	—	—	—	—	(261)	(261)
Balances at December 31, 2020	159,637,771	16	2,612,663	(1,985,706)	36	627,009
Issuance of common stock from exercise of stock options	1,078,074	—	12,850	—	—	12,850
Issuance of common stock pursuant to employee stock purchase plan	296,850	—	5,312	—	—	5,312
Net loss		—		(167,870)		(167,870)
Stock-based compensation	—	—	63,821	—	—	63,821
Other comprehensive income	—	—			(228)	(228)
Balances at December 31, 2021	161,012,695	16	2,694,646	(2,153,576)	(192)	540,894
Issuance of common stock from exercise of stock options and units	721,652	—	3,705	—	—	3,705
Issuance of common stock pursuant to employee stock purchase plan	330,525	—	4,494	—	—	4,494
Net loss	—	—	—	(215,975)	—	(215,975)
Stock-based compensation	—	—	68,078	—	—	68,078
Other comprehensive income	—	—	—	—	(783)	(783)
Balances at December 31, 2022	162,064,872	$16	$2,770,923	$(2,369,551)	$(975)	$400,413

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Acadia Pharmaceuticals Inc. (the Company), based in San Diego, California, is a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in CNS disorders and rare disease. The Company is incorporated in Delaware.

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

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of these financial statements are as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

	Twelve Months Ended December 31, 2022		Twelve Months Ended December 31, 2021
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$147,435	$114,846	$326,028	$147,435
Restricted cash	5,770	5,770	5,770	5,770
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$153,205	$120,616	$331,798	$153,205

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company adopted FASB Accounting Standards Codification 326-20, Financial Instruments – Credit Losses (ASC 326-20) as of January 1, 2020. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about the collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of December 31, 2022, the Company determined that an allowance for credit loss was not required.

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

The Company periodically reviews inventory and reduces the carrying value of items to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the years ended December 31, 2022, 2021 and 2020, the Company recorded charges of $0.6 million, $1.3 million and $0.4 million, respectively, to reduce certain finished goods and work in process inventory to its net realizable value.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2022, no such impairment losses have been recorded by the Company.

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

In connection with the FDA approval of NUPLAZID in April 2016, the Company made a one-time milestone payment of $8.0 million pursuant to its 2006 license agreement with the Ipsen Group in which the Company licensed certain intellectual property rights that complement its patent portfolio for its serotonin platform, including NUPLAZID. The Company capitalized the $8.0 million payment as an intangible asset and is amortizing the asset on a straight-line basis over the estimated useful life which ended during the year ended December 31, 2021. The Company recorded no amortization expense related to its intangible asset for the year ended December 31, 2022 and recorded amortization expense of $1.1 million and $1.5 million for the years ended December 31, 2021 and 2020. As of December 31, 2021, the intangible asset was fully amortized.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense

In connection with the FDA approval and commercial launch of NUPLAZID in 2016, the Company began to incur advertising costs. Advertising costs are expensed when services are performed or goods are delivered. The Company incurred $5.5 million, $41.8 million and $51.1 million in advertising costs during the years ended December 31, 2022, 2021 and 2020, respectively, related to NUPLAZID. No advertising costs were capitalized as prepaid expenses at December 31, 2022 or 2021.

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

The Company’s product sales, net consist of U.S. sales of NUPLAZID. NUPLAZID was approved by the FDA in April 2016 and the Company commenced shipments of NUPLAZID to SPs and SDs in late May 2016. SPs dispense product to a patient based on the fulfillment of a prescription and SDs sell product to government facilities, long-term care pharmacies, or in-patient hospital pharmacies. Product shipping and handling costs are included in cost of product sales.

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

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates, estimated payor mix, and expected utilization. The Company’s estimates for expected utilization of rebates are based on historical data received from the SPs and SDs since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates still estimated to be incurred. Allowances for rebates also include amounts due under the Inflation Reduction

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

act of 2022 for Medicare Part D unit sales with applicable period AMP increases that outpace inflation over the benchmark period. The applicable period will be twelve months on October 1 of each year, with the initial applicable period beginning on October 1, 2022. The benchmark period AMP price is January 1, 2021 through September 30, 2021. The Company’s estimates are based Medicare Part D sales as a percentage of gross sales and the rate AMP for the current period will be in excess the benchmark period.

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

The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or services provided and the invoices received from its external service providers. When the Company makes payments in advance of services being provided, it records those amounts as prepaid expenses on its consolidated balance sheets and expense them as the services are rendered. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. Other indirect costs are generally recognized on a straight-line basis over the estimated period of the study. As actual costs become known, the Company adjusts its accruals accordingly.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not currently have any of its own manufacturing facilities, and therefore it depends on an outsourced manufacturing strategy for the production of NUPLAZID for commercial use and for the production of its product candidates for clinical trials. The Company has contracts in place with two third-party manufacturers of commercial drug product and one third-party manufacturer of drug substance that is approved for the production of NUPLAZID API. Although there are potential sources of supply other than the Company’s existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

The Company has entered into distribution agreements with a limited number of SPs and SDs, and all of the Company’s product sales are to these customers. For the year ended December 31, 2022, the Company’s four largest customers represented approximately 73% of the Company’s product revenue and 74% of the Company’s accounts receivable balance at December 31, 2022. For the year ended December 31, 2021, the Company’s four largest customers represented approximately 74% of the Company’s product revenue and 77% of the Company’s accounts receivable balance at December 31, 2021. For the year ended December 31, 2020, the Company’s four largest customers represented approximately 74% of the Company’s product revenue and 75% of the Company’s accounts receivable balance at December 31, 2020.

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

	Years Ended December 31,
	2022	2021	2020
Stock Options:
Expected volatility	68%	64%	63%
Risk-free interest rate	3%	1%	1%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.4	5.4	5.5

	Years Ended December 31,
	2022	2021	2020
Employee Stock Purchase Plan:
Expected volatility	62%-82%	49%-100%	50%-76%
Risk-free interest rate	1.5%-4.6%	0.0%-0.5%	0.1%-0.2%
Expected dividend yield	0%	0%	0%
Expected life in years	0.5-2.0	0.5-2.0	0.5-2.0

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of RSUs is estimated based on the closing market price of the Company’s common stock on the date of grant. RSUs generally vest over a four-year period. Certain RSUs also have an accelerated vesting clause based on specified market condition target and continued employment through a minimum vesting period. The fair value of RSUs expected to vest are recognized and amortized on a straight-line basis over the requisite service period, which is generally the vesting period. For those RSUs requiring satisfaction of both market and service conditions, the requisite service period is the longest of the explicit, implicit and derived service periods. The fair value of performance-based stock units (PSUs) is estimated based on the closing market price of the Company’s common stock on the date of grant. PSUs vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these PSUs is recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable. During the years ended December 31, 2022 and 2021, the Company had a change in estimate related to the achievement of certain performance-based criteria for performance-based stock awards which resulted in a reduction in stock-based compensation expenses by approximately $0 and $6.8 million.

The table below summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of product sales	$1,106	$1,286	$2,632
Research and development	22,580	21,969	31,314
Sales, general and administrative	44,515	40,360	50,476
	$68,201	$63,615	$84,422

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase rights, RSUs, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2022, 2021 and 2020, options, employee stock purchase rights, RSUs, PSUs, and warrants covering a total of approximately 21,185,000 shares, 17,535,000 shares and 19,331,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Segment Reporting

Management has determined that the Company operates in one business segment which is the development and commercialization of innovative medicines. All revenues for the years ended December 31, 2022, 2021 and 2020 were generated from customers in the United States.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$15,956	$—	$(11)	$15,945
Government sponsored enterprise securities	81,216	16	(291)	80,941
Municipal bonds	20,873	—	(98)	20,775
Commercial paper	184,923	30	(637)	184,316
	$302,968	$46	$(1,037)	$301,977

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$140,287	$—	$(100)	$140,187
Government sponsored enterprise securities	49,512	—	(38)	49,474
Corporate debt securities	26,006	—	(22)	25,984
Commercial paper	157,670	9	(53)	157,626
	$373,475	$9	$(213)	$373,271

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. As of December 31, 2022 and 2021, all of the Company’s available-for-sale investment securities have contractual maturity dates of less than one year. The Company has classified all equity securities as other assets on its consolidated balance sheets.

At December 31, 2022 and 2021, the Company had 43 and 39 securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of December 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury notes	$15,945	$(11)	$—	$—	$15,945	$(11)
Government sponsored enterprise securities	58,254	(291)	—	—	58,254	(291)
Municipal bonds	20,775	(98)	—	—	20,775	(98)
Commercial paper	135,200	(637)	—	—	135,200	(637)
Total	$230,174	$(1,037)	$—	$—	$230,174	$(1,037)
December 31, 2021:
U.S. Treasury notes	$140,287	$(100)	$—	$—	$140,287	$(100)
Government sponsored enterprise securities	49,512	(38)	—	—	49,512	(38)
Corporate debt securities	26,006	(22)	—	—	26,006	(22)
Commercial paper	75,192	(53)	—	—	75,192	(53)
Total	$290,997	$(213)	$—	$—	$290,997	$(213)

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at December 31, 2022.

Although the Company has not historically experienced significant losses on its investments, the Company’s exposure may increase due to uncertainties associated with geopolitical and macroeconomic developments, including, without limitation, a global economic recession, the Ukraine-Russia conflict and related sanctions, and the COVID-19 pandemic.

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

The Company’s cash equivalents, available-for-sale investment securities, and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2022 and 2021, respectively.

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses based on achievement of certain conditions as described in more detail in Note 6 to the consolidated financial statements included in this Annual Report. The Company estimated the fair value of the cash awards using a Monte Carlo simulation, which utilizes level 3 inputs such as volatility, probabilities of success, and other inputs that are not observable in active markets. The cash awards are required to be measured at fair value on a recurring basis each reporting period, with changes in the fair value recognized as compensation cost over the derived service period of the awards.

The Company has not transferred any investment securities between the classification levels.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities, and equity securities at December 31, 2022 and 2021 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$72,578	$72,578	$—	$—
U.S. Treasury notes	15,945	15,945	—	—
Equity securities	7,180	7,180	—	—
Government sponsored enterprise securities	94,803	—	94,803	—
Municipal bonds	20,775	—	20,775	—
Commercial paper	184,316	—	184,316	—
Total	$395,597	$95,703	$299,894	$—

Liabilities
Cash awards	$898	$—	$—	$898
Total	$898	$—	$—	$898

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$122,876	$122,876	$—	$—
U.S. Treasury notes	140,187	140,187	—	—
Equity securities	3,638	3,638	—	—
Government sponsored enterprise securities	49,474	—	49,474	—
Corporate debt securities	25,984	—	25,984	—
Commercial paper	157,626	—	157,626	—
Total	$499,785	$266,701	$233,084	$—

Liabilities
Cash awards	$603	$—	$—	$603
Total	$603	$—	$—	$603

Changes in estimated fair value of contingent cash awards during the twelve months ended December 31, 2022 are as follows (in thousands):

Balance as of December 31, 2021	$603
Vesting of awards	1,798
Expense forfeited	(117)
Change in fair value	(1,386)
Balance as of December 31, 2022	$898

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Finished goods	$1,926	$1,114
Work in process	4,427	6,767
Raw material	5,207	6,217
	$11,560	$14,098
Reported as:
Inventory	$6,636	$7,881
Long-term inventory	4,924	6,217
Total	$11,560	$14,098

Amount reported as long-term inventory consisted of raw materials as of December 31, 2022 and 2021. The Company has raw materials beyond its one-year production plan that prevent the Company from potential supply interruption. Those raw materials maintained beyond the one-year production plan were classified as long-term inventory.

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Computers and software	$5,873	$5,873
Leasehold improvements	3,696	3,696
Furniture and fixtures	4,549	4,549
Machinery and equipment	—	113
	14,118	14,231
Accumulated depreciation	(8,097)	(6,184)
	$6,021	$8,047

Depreciation of property and equipment was $2.0 million, $2.2 million, and $1.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. For the year ended December 31, 2022, the Company retired $0.1 million of fully depreciated property and equipment. For the year ended December 31, 2021, the Company did not retire any fully depreciated property and equipment. During 2020, the Company retired $3.1 million of fully depreciated property and equipment.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development services	$35,048	$27,270
Accrued compensation and benefits	28,023	25,896
Accrued sales allowances	26,046	15,717
Accrued consulting and professional fees	11,377	9,319
Current portion of lease liabilities	9,305	8,304
Other	3,085	2,686
	$112,884	$89,192

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

Equity Awards

The Company’s 2010 Equity Incentive Plan, as amended to date (the 2010 Plan), permits the grant of options to employees, directors and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is 10 years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the 2004 Plan) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. The 2010 Plan share reserve also has been, and may be, increased by the number of shares that otherwise would have reverted to the 2004 Plan reserve after June 2010. In June 2015, June 2016, June 2017, June 2018, June 2019 and June 2022, the Company’s stockholders approved amendments to its 2010 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,000,000 shares, 3,000,000 shares, 5,500,000 shares, 6,700,000 shares, 8,300,000 shares and 6,000,000 shares, respectively. At December 31, 2022, there were 32,635,412 shares of common stock authorized for issuance, of which 12,108,840 shares were available for new grants under the 2010 Plan.

Stock Options

The 2010 Plan provided for the grant of options to employees, directors and consultants. The exercise price of options granted under the 2010 Plan was at 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option was 10 years. Options granted under the 2010 Plan generally vested over a four-year period.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	15,086,141	$31.58
Granted	3,393,568	$22.79
Exercised	(226,943)	$16.32
Cancelled/forfeited	(1,913,301)	$32.68
Outstanding at December 31, 2022	16,339,465	$29.83	5.7	$1,052
Vested and exercisable at December 31, 2022	11,386,596	$30.70	4.5	$725
Unvested at December 31, 2022	4,952,869	$27.82	8.3	$327

The aggregate intrinsic value of options exercisable as of December 31, 2022 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $15.92 per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was approximately $1.7 million, $8.0 million, and $55.5 million, respectively, determined as of the date of exercise. The Company received $3.7 million and $12.9 million in cash from options exercised during the year ended December 31, 2022 and 2021, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average per share fair value of options granted during the years ended December 31, 2022, 2021, and 2020 was approximately $13.66, $24.07, and $24.16, respectively. As of December 31, 2022 and 2021, total unrecognized compensation cost related to stock options was approximately $63.9 million and $66.0 million, and the weighted average period over which this cost is expected to be recognized is approximately 2.7 years and 2.3 years, respectively.

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

The following table summarizes the Company’s restricted stock activity during the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	2,680,790	$34.41
Granted	2,534,557	$24.14
Vested	(494,709)	$35.82
Cancelled/forfeited	(533,531)	$22.92
Outstanding at December 31, 2022	4,187,107	$29.49	$48,581

There were 2,055,574 and 1,276,936 PSUs outstanding at December 31, 2022 and 2021, respectively. During the years ended 2022 and 2021, 986,739 and 918,434 PSUs were granted, respectively, none of which were vested. During the years ended December 31, 2022 and 2021, total intrinsic value of PSUs outstanding was $32.7 million and $29.8 million, respectively. Total unrecognized compensation cost related to RSUs was approximately $44.6 million and $39.8 million for the years ended December 31, 2022 and 2021, respectively, and the weighted average period over which the cost is expected to be recognized is approximately 2.7 years and 2.3 years, respectively. Total unrecognized compensation cost related to PSUs was approximately $12.7 million and $11.5 million for the years ended December 31, 2022 and 2021, respectively, and the weighted average remaining contractual term related to outstanding PSUs was 3.0 years and 3.3 years, respectively.

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the Purchase Plan) became effective upon the closing of the Company’s initial public offering in June 2004. In June 2016, June 2019 and June 2020, the Company’s stockholders approved an amendment to the Purchase Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 400,000 shares, 600,000 shares and 3,000,000 shares, respectively. At December 31, 2022, a total of 5,525,000 shares of common stock had been reserved for issuance under the Purchase Plan. At December 31, 2022, 2,479,620 shares of common stock remained available for issuance pursuant to the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date.

During the years ended December 31, 2022, 2021, and 2020, a total of 330,525, 296,850, and 377,963 shares of common stock were issued under the Purchase Plan at average per share prices of $13.60, $17.89, and $18.94, respectively. The weighted average per share fair value of purchase rights granted during the years ended December 31, 2022, 2021, and 2020 was $13.91, $23.97, and $22.47, respectively. During the years ended December 31, 2022, 2021, and 2020, the Company recorded cash received from the exercise of purchase rights of $4.5 million, $5.3 million, and $7.2 million, respectively.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Cash Awards

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses over certain periods based on continued employment and the Company’s stock price reaching a pre-specified target. The maximum potential payout of the cash awards at the grant date was $15.1 million. The Company has determined that the cash awards were classified as liabilities pursuant to ASC Topic 718, Compensation – Stock Compensation. The Company estimates the fair value of the awards at each reporting period using the Monte Carlo simulation, which is recognized as compensation cost over the derived service period. Total fair value of the awards at the grant date was $4.4 million. The maximum potential payout at December 31, 2022 after adjusting for forfeitures was $11.8 million. The total fair value of the awards at December 31, 2022 was approximately $1.8 million, compared to $5.6 million at December 31, 2021. The estimated liability included on the December 31, 2022 and 2021 consolidated balance sheet was $0.9 million and $0.6 million. During years ended December 31, 2022 and 2021, the Company recorded a total of $0.3 million and $0.6 million compensation cost related to the awards.

7. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $5.1 million, $5.8 million, and $5.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

8. Income Taxes

Domestic and foreign pre-tax loss is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$(233,216)	$(138,913)	$(238,885)
Foreign	19,772	(28,606)	(42,088)
	$(213,444)	$(167,519)	$(280,973)

At December 31, 2022, the Company had federal, state, and foreign net operating loss (NOL) carryforwards of approximately $480.2 million, $486.4 million, and $1,130.3 million, respectively. The Company recognized state income tax provisions of $2.5 million, $0.4 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognized foreign income tax in the amount of $0.2 million for the year ended December 31, 2020. These tax liabilities were associated with minimum taxes and state tax liabilities in excess of net operating losses in the current year and a patent box entry tax for Switzerland. Utilization of the domestic NOL and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2013. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company completed a study through December 31, 2021 and concluded no additional ownership changes occurred. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal and state NOL carryforwards of $19.2 million and $143.4 million will expire in 2031 and 2024 respectively unless utilized. The remaining federal and state NOL carryforwards will begin to expire in 2032 and 2025, respectively. At December 31, 2022, the Company had federal and state charitable contribution carryforwards of $179.8 million which will begin to expire in 2023 unless utilized. At December 31, 2022, the Company had $74.2 million of federal R&D credit carryforwards, of which $0.3 million will expire in 2023 unless utilized, and the remaining federal R&D credit carryforwards will begin to expire in 2024. At December 31, 2022, the Company had state R&D credit carryforwards of approximately $3.2 million that will begin to expire in 2025 and $19.1 million that have no expiration date. At December 31, 2022, the Company had foreign NOL carryforwards of approximately $266.5 million that will expire in 2023 unless utilized and $4.4 million that have no expiration date. The Company continues to record the deferred tax assets related to these attributes, subject to valuation allowance, until expiration occurs.

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
NOL carryforwards	$225,993	$229,476
R&D credit carryforwards	83,074	74,702
Stock-based compensation	51,661	51,170
Charitable contributions	42,677	41,355
Capitalized R&D	38,507	—
Intangibles	24,030	6,741
Lease liabilities	14,730	15,550
Other	13,770	11,700
Total deferred tax assets	494,442	430,694
Valuation allowance	(481,210)	(416,630)
Deferred tax liabilities
Right-of-use assets	(13,203)	(14,063)
Property and equipment	(29)	(1)
Total deferred tax liabilities	(13,232)	(14,064)
Total net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $64.6 million in 2022 primarily due to an increase in deferred tax assets generated from capitalization of research and development expenses, R&D credits and stock-based compensation and limitation on future executive stock compensation, offset in part by the expiration of Switzerland NOLs, and the remeasurement of deferred tax balance for changes in state tax rates.

An accounting policy may be selected to either (i) treat taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (“GILTI”) as a current-period expense when incurred or (ii) factor such amounts into a company’s measurement of its deferred taxes. We have elected to account for GILTI as a period cost.

During 2019, Switzerland implemented tax reform that is effective for tax years 2020 and forward. As a result, the Company has remeasured the deferred tax assets, primarily comprised of NOL carryforwards, at the amount and rate in which it is anticipated they will reverse. The adjustments made to the deferred tax assets are offset by a valuation allowance.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the pretax loss is summarized as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Amounts computed at statutory federal rate	$(44,823)	$(35,179)	$(59,004)
Stock-based compensation and other permanent differences	9,050	6,696	991
Write-off of IP R&D	2,449	1,277	9,565
R&D credits	(9,974)	(11,727)	(17,909)
Change in valuation allowance	11,227	36,099	5,925
State taxes	(2,232)	(2,617)	(5,038)
Contingencies	6,993	3,879	2,665
Foreign rate differential	(1,971)	2,857	4,208
Limitation on executive compensation	3,918	1,808	3,705
Deferred rate adjustment	922	(2,424)	2,130
Switzerland tax reform	—	(923)	53,045
Expiration of attributes	16,142	—	—
GILTI	10,804	—	—
Other	26	605	328
Income tax expense	$2,531	$351	$611

The tax years 2003-2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company recorded an uncertain tax position reserve of $5.1 million, $4.1 million and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Due to the valuation allowance recorded against the Company’s deferred tax assets, approximately $1.2 million of the total unrecognized tax benefits as of December 31, 2022 would reduce the annual effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2022 will significantly change within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had no material interest and/or penalties accrued on the Company’s consolidated balance sheets at December 31, 2022 or 2021, respectively. Further, the Company recognized an immaterial amount of interest and/or penalties in the statement of operations for the years ended December 31, 2022, 2021 and 2020, respectively, related to uncertain tax positions.

The following table provides a reconciliation of changes in unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$13,923	$9,843	$6,945
Additions related to current period tax positions	5,140	3,973	2,722
Additions related to prior period tax positions	38	140	212
Reductions related to prior period tax positions	(37)	(33)	(36)
Balance at end of period	$19,064	$13,923	$9,843

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Commitments and Contingencies

License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. The Company incurred $88.7 million, $11.0 million and $72.7 million in upfront and license payments in the years ended December 31, 2022, 2021 and 2020, respectively. These upfront and license payments were included in the research and development expenses in the consolidated statements of operations as there was no alternative future use associated with the payments. As of December 31, 2022, the Company may be required to make milestone payments up to $1.6 billion in the aggregate, of which, $40.0 million may be paid in the next 12 months for the first commercial sale of trofinetide in North America if the FDA approves trofinetide for the treatment of Rett syndrome.

In May 2018, the Company signed an Exclusivity Deed (the Deed) with Neuren that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company invested $3.1 million to subscribe for 1,330,000 shares of Neuren and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the consolidated statements of operations in the second quarter of 2018. At December 31, 2022, the Company continues to hold the equity securities as a strategic investment in which the Company does not have a controlling interest or significant influence. Publicly held equity securities are measured using quoted prices in their respective active markets with changes recorded through other expense on the statements of operations. Net gain on the strategic investments recognized in other income in the consolidated statements of operations for the year ended December 31, 2022 was $3.5 million, net gain on strategic investments recognized for the year ended December 31, 2021 was $2.3 million and net loss on strategic investments recognized for the year ended December 31, 2020 was $1.0 million. As of December 31, 2022 and 2021, the aggregate carrying amount of the Company’s strategic equity investment was $7.2 million and $3.6 million, respectively, included in other assets on the consolidated balance sheets.

In August 2018, the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, Neuren received an upfront payment of $10.0 million and is eligible to receive milestone payments of up to $455.0 million, based on the achievement of certain development and annual net sales milestones, including a $40.0 million payment upon the Company’s first commercial sale of trofinetide in North America. In addition, Neuren is eligible to receive tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was recorded in research and development expenses in the consolidated statements of operations in the third quarter of 2018, as there is no alternative use for the asset.

Under the license agreement, Neuren and its non-Company licensees and sublicensees are prohibited from developing or commercializing any other product (including Neuren’s other existing compounds) for Rett syndrome, or for any other indication being developed pursuant to the agreement, in North America. Furthermore, with respect to Neuren’s development or commercial activities outside North America, (i) if Neuren is developing trofinetide for the same indication as the Company, Neuren is obligated to use commercially reasonable efforts to conduct such activities in a manner that minimizes any adverse impact on trofinetide in North America, and (ii) if Neuren is developing trofinetide for a different indication, Neuren may not undertake such activities if the Company believes, and the joint steering committee determines, they would be reasonably likely to materially adversely affect the development and commercialization of trofinetide in North America.

In January 2022, the Company entered into a license and collaboration agreement with Stoke to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. The collaboration includes SYNGAP1 syndrome, Rett syndrome (MECP2), and an undisclosed neurodevelopmental target. For the SYNGAP1 program, the two companies will jointly share global research, development and commercialization responsibilities and share 50/50 in all worldwide costs and future profits. In addition, Stoke is eligible to receive potential development, regulatory, first commercial sales and sales milestones. For the MECP2 program and the undisclosed neurodevelopmental program, the Company acquired an exclusive worldwide license to develop and commercialize MECP2 program and the undisclosed neurodevelopmental program. Stoke will lead research and pre-clinical development activities, while the Company will lead clinical development and commercialization activities. The Company will fund research and pre-clinical development activities related to these two targets and Stoke is eligible to receive potential development, regulatory, first commercial sales and sales milestones as well as tiered royalty payments on worldwide sales

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

starting in the mid-single digit range and escalating to the mid-teens based on revenue levels. Under the terms of the agreement, the Company paid Stoke a $60.0 million upfront payment which was accounted for as an asset acquisition and was expensed to research and development in the first quarter of 2022 as there is no alternative use for the asset. The Company may be required to pay up to an additional $907.5 million in milestones as well as royalties on future sales.

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

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current executive officers. The complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The complaint seeks unspecified monetary damages and other relief. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on February 15, 2022. Lead plaintiff filed an opposition to Defendants’ motion to dismiss on April 18, 2022, and Defendants filed a reply on June 2, 2022. On September 27, 2022, the Court issued an order denying Defendants’ motion to dismiss. Defendants filed their answer to the amended complaint on October 19, 2022, and filed a motion for reconsideration on October 25, 2022. On February 3, 2023, the Court issued an order denying the motion for reconsideration.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management currently believes that none of the foregoing claims or other actions pending against the Company as of December 31, 2022 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases that expire at various dates through February 2031. Under the terms of the facilities leases, the Company is required to pay its proportionate share of property taxes, insurance and normal maintenance costs.

In 2015, the Company entered into a master lease agreement giving the Company the ability to lease vehicles under operating leases with initial terms of 36 months from the date of delivery. In 2018, the lease agreement was terminated and a new master lease agreement was entered into with a new vendor giving the Company the ability to lease vehicles under operating leases with initial terms ranging from 12 to 50 months from the date of delivery. In 2021, the Company entered into a new master lease agreement giving the Company the ability to lease vehicles under operating leases with initial terms of 60 months from the date of delivery.

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 1.0 year to 8.4 years, some of which include options to extend the lease for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$8,095	$8,874	$6,917

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,083	$5,303
Right-of-use assets obtained in exchange for operating lease obligations:	3,871	17,272

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating lease liabilities
Current portion included in accrued liabilities	$9,305	$8,304
Operating lease liabilities	52,695	56,126
Total operating lease liabilities	$62,000	$64,430

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2023	$9,562
2024	9,112
2025	9,192
2026	8,556
2027	8,282
Thereafter	28,687
Total lease payments	73,391
Less:
Imputed interest	(11,391)
Total operating lease liabilities	$62,000

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2022 and 2021, the weighted average remaining lease term was 7.9 years and 9.0 years, respectively, and the weighted average discount rate used to determine the operating lease liability was 4.4% and 4.3%, respectively.

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

11. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for the years ended December 31, 2022 and 2021 are as follows (in thousands, except per share data):

	Fiscal Year 2022 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$115,468	$134,563	$130,714	$136,490	$517,235
Gross profit(1)	$112,518	$131,896	$128,578	$134,076	$507,068
Net loss	$(113,056)	$(34,011)	$(27,183)	$(41,725)	$(215,975)
Basic and diluted net loss per share(2)	$(0.70)	$(0.21)	$(0.17)	$(0.26)	$(1.34)

	Fiscal Year 2021 Quarters
	1st	2nd	3rd	4th	Total
Revenues	$106,554	$115,221	$131,612	$130,758	$484,145
Gross profit(1)	$104,369	$112,695	$127,924	$128,314	$473,302
Net loss	$(66,448)	$(43,871)	$(14,457)	$(43,094)	$(167,870)
Basic and diluted net loss per share(2)	$(0.42)	$(0.27)	$(0.09)	$(0.27)	$(1.05)

(1)
Determined by subtracting cost of product sales from product sales, net.
(2)
Basic and diluted net loss per common share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net loss per common share amounts may not equal the annual amounts reported.

SCHEDULE II – Valuation and Qualifying Accounts

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Provision Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Prior Period Sales	Balance at End of Period
Allowance for distribution fees, discounts and chargebacks:
For the year ended December 31, 2020	$2,576	$51,684	$(47,463)	$(2,576)	$4,221
For the year ended December 31, 2021	$4,221	$72,011	$(63,544)	$(4,221)	$8,467
For the year ended December 31, 2022	$8,467	$80,836	$(69,913)	$(8,467)	$10,923