Form 10-Q
period 2023-03-31
ACADIA PHARMACEUTICALS INC
filed 2023-05-08
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of common stock outstanding as of the close of business on April 26, 2023:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	162,625,379

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$290,895	$114,846
Investment securities, available-for-sale	111,978	301,977
Accounts receivable, net	65,915	62,195
Interest and other receivables	4,335	885
Inventory	6,095	6,636
Prepaid expenses	23,632	21,398
Total current assets	502,850	507,937
Property and equipment, net	5,595	6,021
Operating lease right-of-use assets	54,151	55,573
Intangible assets, net	69,583	—
Restricted cash	5,770	5,770
Long-term inventory	4,924	4,924
Other assets	12,432	7,587
Total assets	$655,305	$587,812
Liabilities and stockholders’ equity
Accounts payable	$17,422	$12,746
Accrued liabilities	206,879	112,884
Total current liabilities	224,301	125,630
Operating lease liabilities	51,441	52,695
Other long-term liabilities	5,305	9,074
Total liabilities	281,047	187,399
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at March 31, 2023 and December 31, 2022; 162,384,178 shares and 162,064,872 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	2,787,034	2,770,923
Accumulated deficit	(2,412,572)	(2,369,551)
Accumulated other comprehensive loss	(220)	(975)
Total stockholders’ equity	374,258	400,413
Total liabilities and stockholders’ equity	$655,305	$587,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Product sales, net	$118,462	$115,468
Total revenues	118,462	115,468
Operating expenses
Cost of product sales	1,667	2,950
Research and development	69,144	128,855
Selling, general and administrative	101,235	96,679
Total operating expenses	172,046	228,484
Loss from operations	(53,584)	(113,016)
Interest income, net	3,800	105
Other income	4,845	340
Loss before income taxes	(44,939)	(112,571)
Income tax (benefit) expense	(1,918)	485
Net loss	$(43,021)	$(113,056)
Net loss per common share, basic and diluted	$(0.27)	$(0.70)
Weighted average common shares outstanding, basic and diluted	162,263	161,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(43,021)	$(113,056)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	757	(422)
Foreign currency translation adjustments	(2)	2
Comprehensive loss	$(42,266)	$(113,476)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(43,021)	$(113,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,705	14,963
Amortization of premiums and accretion of discounts on investment securities	(2,267)	447
Gain on strategic investment	(4,845)	(339)
Loss on sale of investment securities	505	—
Depreciation	426	516
Changes in operating assets and liabilities:
Accounts receivable, net	(3,720)	1,653
Interest and other receivables	(3,450)	209
Inventory	481	833
Prepaid expenses	(2,234)	(1,863)
Operating lease right-of-use assets	1,726	1,522
Accounts payable	4,676	3,892
Accrued liabilities	24,510	19,672
Operating lease liabilities	(1,656)	(2,117)
Long-term liabilities	(3,769)	(2,661)
Net cash used in operating activities	(17,933)	(76,329)
Cash flows from investing activities
Purchases of investment securities	(66,892)	—
Sale and maturity of investment securities	259,410	131,345
Net cash provided by investing activities	192,518	131,345
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,466	2,467
Net cash provided by financing activities	1,466	2,467
Effect of exchange rate changes on cash	(2)	2
Net increase in cash, cash equivalents and restricted cash	176,049	57,485
Cash, cash equivalents and restricted cash
Beginning of period	120,616	153,205
End of period	$296,665	$210,690
Supplemental disclosure of noncash information:
Accrued milestone and contingent payments in connection with asset acquisition	$69,583	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Total stockholders’ equity, beginning balances	$400,413	$540,894
Common stock:
Beginning balance	16	16
Ending balance	16	16
Additional paid-in capital:
Beginning balance	2,770,923	2,694,646
Issuance of common stock from exercise of stock options and units	1,466	2,467
Stock-based compensation	14,645	14,912
Ending balance	2,787,034	2,712,025
Accumulated deficit:
Beginning balance	(2,369,551)	(2,153,576)
Net loss	(43,021)	(113,056)
Ending balance	(2,412,572)	(2,266,632)
Other comprehensive (loss) income:
Beginning balance	(975)	(192)
Other comprehensive income (loss)	755	(420)
Ending balance	(220)	(612)

Total stockholders’ equity, ending balances	$374,258	$444,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Acadia Pharmaceuticals Inc. (the Company), based in San Diego, California, is a biopharmaceutical company focused on the development and commercialization of innovative medicines to address unmet medical needs in central nervous system (CNS) disorders and rare diseases.

In April 2016, the U.S. Food and Drug Administration (FDA) approved the Company’s first drug, NUPLAZID® (pimavanserin), for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis (PDP). NUPLAZID became available for prescription in the United States in May 2016.

In March 2023, the FDA approved the Company’s second drug, DAYBUE™ (trofinetide), for the treatment of Rett syndrome. DAYBUE became available for prescription in the United States in April, 2023.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (the SEC). The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from those estimates.

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

In addition to the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, and potential disruptions from the Russia-Ukraine conflict. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2023		March 31, 2022
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$114,846	$290,895	$147,435	$204,920
Restricted cash	5,770	5,770	5,770	5,770
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$120,616	$296,665	$153,205	$210,690

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of March 31, 2023 the Company determined that an allowance for credit loss was not required.

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

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible the assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the three months ended March 31, 2023 and 2022.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at March 31, 2023 and 2022, stock options, employee stock purchase plan rights, restricted stock units, and warrants totaling approximately 20,764,000 shares and 17,540,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of product sales	$168	$323
Research and development	3,972	5,464
Selling, general and administrative	10,565	9,176
	$14,705	$14,963

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

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$1,594	$1,926
Work in process	4,251	4,427
Raw material	5,174	5,207
	$11,019	$11,560
Reported as:
Inventory	$6,095	$6,636
Long-term inventory	4,924	4,924
Total	$11,019	$11,560

Amount reported as long-term inventory consisted of raw materials as of March 31, 2023 and December 31, 2022. The Company has raw materials beyond a one year production plan that help limit the exposures from potential supply interruption. Those raw materials beyond the one year production plan were classified as long-term inventory.

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued milestone and contingent payments	$69,583	$—
Accrued sales allowances	50,137	26,046
Accrued research and development services	33,656	35,048
Accrued compensation and benefits	21,192	28,023
Accrued consulting and professional fees	12,876	11,377
Current portion of lease liabilities	9,173	9,305
Other	10,262	3,085
	$206,879	$112,884

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Government sponsored enterprise securities	$104,852	$27	$(231)	$104,648
Municipal bonds	7,360	—	(30)	7,330
	$112,212	$27	$(261)	$111,978

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$15,956	$—	$(11)	$15,945
Government sponsored enterprise securities	81,216	16	(291)	80,941
Corporate debt securities	20,873	—	(98)	20,775
Commercial paper	184,923	30	(637)	184,316
	$302,968	$46	$(1,037)	$301,977

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

At March 31, 2023 and December 31, 2022, the Company had 17 and 43 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2023
Government sponsored enterprise securities	$87,812	$(231)	$—	$—	$87,812	$(231)
Municipal bonds	7,330	(30)	—	—	7,330	(30)
Total	$95,142	$(261)	$—	$—	$95,142	$(261)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury notes	$15,945	$(11)	$—	$—	$15,945	$(11)
Government sponsored enterprise securities	58,254	(291)	—	—	58,254	(291)
Corporate debt securities	20,775	(98)	—	—	20,775	(98)
Commercial paper	135,200	(637)	—	—	135,200	(637)
Total	$230,174	$(1,037)	$—	$—	$230,174	$(1,037)

For the three months ended March 31, 2023, the Company made a sale of all of its investments in commercial paper. The proceeds from sales of these securities were $183.0 million and net realized losses from the related sales were $0.5 million. There were no other sales of available-for-sale investment securities in prior periods.

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

As of March 31, 2023, the Company did not intend to sell the investments in unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at March 31, 2023.

7. Fair Value Measurements

The Company’s investments include cash equivalents, available-for-sale investment securities consisting of money market funds, municipal bonds, and government sponsored enterprises in accordance with the Company’s investment policy, and equity securities. The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2023 and December 31, 2022.

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses based on achievement of certain conditions as described in more detail in Note 8 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q (this Quarterly Report). The Company estimated the fair value of the cash awards using a Monte Carlo simulation, which utilizes level 3 inputs such as volatility, probabilities of success, and other inputs that are not observable in active markets. The cash awards are required to be measured at fair value on a recurring basis each reporting period, with changes in the fair value recognized as compensation cost over the derived service period of the awards.

The acquisition related contingent payment is the estimated value of the Rare Pediatric Disease Priority Review Voucher (PRV) owed to Neuren Pharmaceuticals Limited (Neuren) in connection with the asset acquisition as described in more detail in Note 9 to the condensed consolidated financial statements included in this Quarterly Report. The Company estimated the fair value of the contingent payment to be settled in cash using the most recent publicly announced sales of Rare Pediatric Disease PRVs pursuant to the term of the license agreement, which is a Level 3 measurement. The contingent payment is required to be measured at fair value on a recurring basis each reporting period. Changes in the fair value of the contingent payment will be recognized as changes in the estimated value of intangible assets with cumulative adjustment over the amortization period. No contingent payment was paid as of March 31, 2023.

The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s financial assets and liabilities measured at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$287,113	$287,113	$—	$—
Equity securities	12,026	12,026	—	—
Government sponsored enterprise securities	104,648	—	104,648	—
Municipal bonds	7,330	—	7,330	—
Total	$411,117	$299,139	$111,978	$—

Liabilities
Cash awards	$1,247	$—	$—	$1,247
Acquisition related contingent payment	29,583			29,583
Total	$30,830	$—	$—	$30,830

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$72,578	$72,578	$—	$—
U.S. Treasury notes	15,945	15,945	—	—
Equity securities	7,180	7,180	—	—
Government sponsored enterprise securities	94,803	—	94,803	—
Municipal bonds	20,775	—	20,775	—
Commercial paper	184,316	—	184,316	—
Total	$395,597	$95,703	$299,894	$—

Liabilities
Cash awards	$898	$—	$—	$898
Total	$898	$—	$—	$898

There was no change in estimated fair value of acquisition related contingent payment during the three months ended March 31, 2023. Changes in estimated fair value of contingent cash awards during the three months ended March 31, 2023 are as follows (in thousands):

Balance as of December 31, 2022	$898
Vesting of awards	169
Expense forfeited	(19)
Change in fair value	199
Balance as of March 31, 2023	$1,247

8. Stockholders’ Equity

Contingent Cash Awards

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses over certain periods based on continued employment and the Company’s stock price reaching a pre-specified target. The maximum potential payout of the cash awards at the grant date was $15.1 million. The Company has determined that the cash awards were classified as liabilities pursuant to ASC Topic 718, Compensation –Stock Compensation. The Company estimates the fair value of the awards at each reporting period using a Monte Carlo simulation, which is recognized as compensation cost over the derived service period. Total fair value of the awards at the grant date was $4.4 million. The maximum potential payout at March 31, 2023 after adjusting for forfeitures was $11.6 million. The fair value of the awards at March 31, 2023 was approximately $2.1 million. During the three months ended March 31, 2023 and 2022, the Company recorded $0.3 million and $0.9 million compensation cost related to the awards, respectively.

2023 Inducement Plan

The Board adopted the Company’s 2023 Inducement Plan (Inducement Plan) on February 1, 2023. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the Company’s 2010 Equity Incentive Plan. The maximum number of shares of Company common stock that may be issued under the Inducement Plan is 1,750,000 shares. At March 31, 2023, there were 1,344,680 shares available for new grants.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of March 31, 2023, the Company may be required to make milestone payments up to $1.6 billion in the aggregate for candidates in its pipeline.

In August 2018, the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, the Company paid Neuren an upfront license fee of $10.0 million and it may be required to pay up to an additional $455.0 million in milestone payments based on the achievement of certain development and annual net sales milestones. In addition, the Company will be required to pay Neuren tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was expensed to research and development in the third quarter of 2018 as there is no alternative use for the asset. In connection with the FDA approval of DAYBUE in March 2023, the Company is required to make a milestone payment of $40.0 million to Neuren following the first commercial sale of DAYBUE pursuant to the license agreement. As of March 31, 2023, the Company has not paid the $40.0 million milestone payment and will pay it within 60 days after its first commercial sale of DAYBUE in the U.S. The Company capitalized the $40.0 million milestone payment as an intangible asset as it was deemed probable of occurring as of March 31, 2023 and will begin amortizing it on a straight-line basis over the estimated useful life upon the first commercial sale. In addition, the Company was granted a Rare Pediatric Disease PRV following the FDA approval of DAYBUE. Pursuant to the license agreement, the Company is required to pay Neuren one third of the value of the PRV at at the time of sale or use of the PRV. If the PRV is sold, the amount to be paid will be the sale value net applicable fees. If the PRV is not sold but used by the Company, the amount to be paid will be the average price of most recent three publicly announced sales of Rare Pediatric Disease PRVs immediately preceding the issuance of the PRV to the Company. The Company capitalized the $29.6 million for the estimated PRV value owed to Neuren as an intangible asset and will amortize it on a straight-line basis over the estimated useful life.

In January 2022, the Company entered into a license and collaboration agreement with Stoke Therapeutics, Inc. (Stoke) to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. The collaboration includes SYNGAP1 syndrome, Rett syndrome (MECP2), and an undisclosed neurodevelopmental target. For the SYNGAP1 program, the two companies will jointly share global research, development and commercialization responsibilities and share 50/50 in all worldwide costs and future profits. In addition, Stoke is eligible to receive potential development, regulatory, first commercial sales and sales milestones. For the MECP2 program and the undisclosed neurodevelopmental program, the Company acquired an exclusive worldwide license to develop and commercialize MECP2 program and the undisclosed neurodevelopmental program. Stoke will lead research and pre-clinical development activities, while the Company will lead clinical development and commercialization activities. The Company will fund research and pre-clinical development activities related to these two targets and Stoke is eligible to receive potential development, regulatory, first commercial sales and sales milestones as well as tiered royalty payments on worldwide sales starting in the mid-single digit range and escalating to the mid-teens based on revenue levels. Under the terms of the agreement, the Company paid Stoke a $60.0 million upfront payment which was accounted for as an asset acquisition and was expensed to research and development in the first quarter of 2022 as there is no alternative use for the asset. The Company may be required to pay up to an additional $907.5 million in milestones as well as royalties on future sales.

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

Legal Proceedings

Patent Infringement

On July 24, 2020, the Company filed complaints against (i) Aurobindo Pharma Limited and its affiliate Aurobindo Pharma USA, Inc. and (ii) Teva Pharmaceuticals USA, Inc. and its affiliate Teva Pharmaceutical Industries Ltd., and on July 30, 2020, the Company filed complaints against (i) Hetero Labs Limited and its affiliates Hetero Labs Limited Unit-V and Hetero USA Inc., (ii) MSN Laboratories Private Ltd. and its affiliate MSN Pharmaceuticals, Inc., and (iii) Zydus Pharmaceuticals (USA) Inc. and its affiliate Cadila Healthcare Limited. These complaints, which were filed in the United States District Court for the District of Delaware, allege infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID (Pimavanserin I Cases). The cases have been assigned to the Honorable Richard G. Andrews. On September 1, 2020, Aurobindo filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 22, 2020, the Company filed its answer to Aurobindo’s counterclaims. On August 31, 2020, Teva filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On September 21, 2020, the Company filed its answer to Teva’s counterclaims. On October 5, 2020, Hetero filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On October 26, 2020, the Company filed its answer to Hetero’s counterclaims. On September 30, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On November 5, 2020, the Company filed its first amended complaint against MSN in the United States District Court for the District of Delaware, alleging infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID. On November 19, 2020, MSN filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On December 10, 2020, the Company filed its answer to MSN’s counterclaims. On November 2, 2020, Zydus filed its answer and counterclaims seeking declaratory judgments of noninfringement and invalidity. On November 23, 2020, the Company filed its answer to Zydus’s counterclaims. On December 8, 2020, the parties’ joint proposed scheduling order was entered by Judge Andrews. On April 7, 2021, the Company filed its first amended complaints against Hetero and Teva and its second amended complaint against MSN, to include an additional Orange Book-listed patent covering NUPLAZID. On April 8, 2021, the Company filed its first amended complaint against Zydus and on April 9, 2021, the Company filed its first amended complaint against Aurobindo. On April 20, 2021, MSN filed its answer, affirmative defenses, and counterclaims to the Company’s second amended complaint, seeking declaratory judgments of noninfringement and invalidity regarding certain of the Company’s Orange Book-listed patents covering NUPLAZID. On April 21, 2021, Teva filed its answer, affirmative defenses, and counterclaims to the Company’s first amended complaint, seeking declaratory judgments of noninfringement and invalidity. On April 22, 2021, Zydus filed its answer, affirmative defenses, and counterclaims to the Company’s first amended complaint, seeking declaratory judgments of noninfringement and invalidity.

On April 22, 2021, Aurobindo filed its answer, affirmative defenses, and counterclaims to the Company’s first amended complaint, seeking declaratory judgments of noninfringement and invalidity. On May 11, 2021, the Company filed its answer to MSN’s counterclaims. On May 12, the Company filed its answer to Teva’s counterclaims. On May 13, the Company filed its answer to Zydus’s counterclaims and its answer to Aurobindo’s counterclaims. A joint trial in the matters is scheduled for May 15, 2023. The Company entered into an agreement effective April 22, 2021 with Hetero settling all claims and counterclaims in the litigation. The agreement allows Hetero to launch its generic pimavanserin product on February 27, 2038, subject to certain triggers for earlier launch. The Hetero case was dismissed by joint agreement on May 3, 2021.

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

On September 7, 2022, the consolidated cases were reassigned to the Honorable Judge Gregory B. Williams. On September 30, 2022, the Company filed a stipulation and proposed order to stay the claims currently asserted against Teva and for Teva to be bound by the result of the litigation rendered against the remaining Defendants, which was ordered by the Court on October 4, 2022. On October 21, 2022, the Company filed complaints against Aurobindo, MSN and Zydus in the United States District Court for the District of Delaware alleging infringement of an additional Orange Book-listed patent covering NUPLAZID (Pimavanserin II Cases).

On March 29, 2023, following Aurobindo’s conversion of various patent certifications from Paragraph IV certifications to Paragraph III certifications in connection with the Pimavanserin I Case, the Company filed a stipulation and proposed order in the Pimavanserin I Case to dismiss the remaining asserted patents against Aurobindo. This stipulation was ordered by the Court on March 30, 2023.

The Company entered into an agreement, effective March 31, 2023, with Zydus settling all claims and counterclaims in the Pimavanserin I Cases and Pimavanserin II Cases. The agreement allows Zydus to launch its generic pimavanserin 10 mg products on September 23, 2036 and 34 mg products on February 27, 2038, subject to certain triggers for earlier launch. On April 4, 2023, the Company filed a stipulation and proposed order to dismiss all claims and counterclaims between the Company and Zydus in the Pimavanserin I Cases and Pimavanserin II Cases, which was ordered by the Court on April 5, 2023.

In connection with the Pimavanserin I Cases, only MSN remains as an active defendant. On April 6, 2023, the Company and MSN filed a stipulation and proposed order requesting adjournment of the final pre-trial conference and trial, and requesting resolution of the remaining issue – MSN’s validity challenge of the sole patent in suit – through summary judgment briefing by the parties, which was ordered by the Court on April 10, 2023. Briefing is scheduled to be completed on June 28, 2023.

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the amended complaint on February 15, 2022. On September 27, 2022, the Court issued an order denying Defendants’ motion to dismiss. Defendants filed their answer to the amended complaint on October 19, 2022, and filed a motion for reconsideration on October 25, 2022. On February 2, 2023, the Court issued an order denying the motion for reconsideration. On March 17, 2023, the Court issued a scheduling order, setting an August 21, 2023, deadline for lead plaintiff to file a motion for class certification, and setting a fact-discovery cutoff of December 15, 2023. The parties are currently engaged in discovery.

Management currently believes that none of the foregoing claims or other actions pending against the Company as of March 31, 2023 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.8 years to 8.2 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$2,181	$2,110

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,370	$2,190
Right-of-use assets obtained in exchange for operating lease obligations:	304	1,440

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating lease liabilities
Current portion included in accrued liabilities	$9,173	$9,305
Operating lease liabilities	51,441	52,695
Total operating lease liabilities	$60,614	$62,000

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2023	$7,127
Years ending December 31,
2024	9,228
2025	9,308
2026	8,672
2027	8,389
Thereafter	28,691
Total lease payments	71,415
Less:
Imputed interest	(10,801)
Total operating lease liabilities	$60,614

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2023, the weighted average remaining lease term was 7.7 years and the weighted average discount rate used to determine the operating lease liability was 4.4%.

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

11. Income Taxes

For the three months ended March 31, 2023 and March 31, 2022, the Company recognized an income tax benefit of $1.9 million on a pre-tax loss of $44.9 million and income tax expense of $0.5 million on a pre-tax loss of $112.6 million, respectively, resulting in effective tax rates of 4.3% and -0.4%, respectively. The effective tax rate for the three months ended March 31, 2023 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the three months ended March 31, 2022 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our condensed consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 included with our Annual Report, filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID, DAYBUE and other drug candidates, the potential market opportunities for pimavanserin and other drug candidates, our strategy for the commercialization of NUPLAZID and DAYBUE, our plans for exploring and developing pimavanserin and trofinetide for indications other than in PDP or Rett syndrome, respectively, our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving NUPLAZID, DAYBUE and other drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, the potential or expected impact of the global COVID-19 pandemic on our business, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

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

Since the beginning of the pandemic, we have been able to provide an uninterrupted supply of NUPLAZID and DAYBUE to patients. We are monitoring our supply chain closely and do not anticipate disruptions in our ability to continue delivering NUPLAZID to patients.

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

Our commercial portfolio includes two products. In April 2016, the FDA approved NUPLAZID for the treatment of hallucinations and delusions associated with PDP, and is the first and only drug approved in the United States for this condition. In March 2023, the FDA approved DAYBUE for the treatment of Rett syndrome, also the first and only drug approved for this condition. DAYBUE became available for prescription in the United States in April 2023.

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

In August 2018, we acquired an exclusive North American license to develop and commercialize DAYBUE for Rett syndrome and other indications from Neuren. Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Rett syndrome also occurs in boys, albeit far less frequently. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, hand movements or stereotypies, disorganized breathing patterns, scoliosis and sleep disturbances, among others. The FDA approval of DAYBUE for the treatment of Rett syndrome was based on the positive results from our pivotal Phase 3 Lavender™ study which demonstrated statistically significant improvement over placebo for both co-primary endpoints as well as the key secondary endpoint.

In connection with the FDA approval of DAYBUE in March 2023, we are required to make a milestone payment of $40.0 million to Neuren following the first commercial sale of DAYBUE pursuant to the license agreement. As of March 31, 2023, we have not paid the $40.0 million milestone payment and will pay it within 60 days after its first commercial sale of DAYBUE in the U.S. We capitalized the $40.0 million milestone payment as an intangible asset as it was deemed probable of occurring as of March 31, 2023 and will begin amortizing it on a straight-line basis over the estimated useful life upon the first commercial sale. In addition, we were granted a Rare Pediatric Disease PRV following the FDA approval of DAYBUE. Pursuant to the license agreement, we are required to pay Neuren one third of the value of the PRV at at the time of sale or use of the PRV. If the PRV is sold, the amount to be paid will be the sale value net applicable fees. If the PRV is not sold but used by us, the amount to be paid will be the average price of most recent three publicly announced sales of Rare Pediatric Disease PRVs immediately preceding the issuance of the PRV to us. We capitalized the $29.6 million for the estimated PRV value owed to Neuren as an intangible asset and will amortize it on a straight-line basis over the estimated useful life.

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

In addition, in August 2022 we announced that we are developing an internally discovered new molecule, ACP-204, which builds upon the learnings of pimavanserin in the treatment of neuropsychiatric symptoms, and is currently being evaluated in a Phase 1 clinical program. Upon completion of our Phase 1 work, we plan to initiate studies evaluating various doses of ACP-204 in patients with Alzheimer’s disease psychosis (ADP). ACP-204 is a new chemical entity for which we hold the worldwide rights.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of March 31, 2023, we had an accumulated deficit of $2.4 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may continue to incur operating losses for the next few years as we incur significant research and development costs and costs for commercialization of DAYBUE.

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

Financial Operations Overview

Product Revenues

Net product sales consist of sales of NUPLAZID, our first commercial product to date. The FDA approved NUPLAZID in April 2016 for the treatment of hallucinations and delusions associated with PDP and we launched the product in the United States in May 2016.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, and our early-stage programs. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other early-stage programs. The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Costs of external service providers:
NUPLAZID (pimavanserin)	$14,307	$21,806
DAYBUE (trofinetide)	17,436	11,080
Early-stage programs	18,216	14,824
Upfront and milestone payments*	—	60,000
Subtotal	49,959	107,710
Internal costs	15,213	15,681
Stock-based compensation	3,972	5,464
Total research and development expenses	$69,144	$128,855

_____________________

* Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

Although NUPLAZID and DAYBUE have been approved by the FDA for the treatment of hallucinations and delusions associated with PDP and Rett syndrome, respectively, at this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing or additional development of pimavanserin for the negative symptoms of schizophrenia, to support the commercialization of DAYBUE, as well as the further development of our early-stage pipeline programs. Due to these same factors, we are unable to determine with any certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin for the treatment of the negative symptoms of schizophrenia and the development of ACP-204, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

We expect our research and development expenses will continue to be substantial as we conduct studies pursuant to our post-marketing commitments and pursue the development of pimavanserin for the negative symptoms of schizophrenia and the further development of ACP-204 and other early-stage pipeline programs. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product opportunities requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and other related costs, including stock-based compensation expense, for our commercial personnel, including our specialty sales force, our medical education professionals, and our personnel serving in executive, finance, business development, and business operations functions. Also included in selling, general and administrative expenses are fees paid to external service providers to support our commercial activities associated with NUPLAZID and DAYBUE, professional fees associated with legal and accounting services, costs associated with patents and patent applications for our intellectual property and charitable donations to independent charitable foundations that support Parkinson’s disease patients generally. Changes in selling, general and administrative expenses in future periods are subject to the evolving PDP market dynamics, the Rett syndrome market and our further development of pimavanserin in additional indications other than PDP.

Income Tax Expense (Benefit)

Because the Company maintains a full valuation allowance against its net deferred tax assets, income tax expense is expected to primarily consist of current federal and state tax expense as a result of taxable income anticipated or incurred in certain jurisdictions. Income tax expense (benefit) may fluctuate from quarter to quarter due to adjustments related to non-recurring transactions, timing of revenue and expense across different tax jurisdictions and changes in certain tax assessments.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates since December 31, 2022. For a description of our critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and DAYBUE and the extent to which we generate revenue from product sales, our development of pimavanserin for the negative symptoms of schizophrenia, our further development of the early-stage pipeline programs and the progress and timing of expenditures related to studies of NUPLAZID in PDP pursuant to our post-marketing commitments. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact that macroeconomic developments, including recent and potential future bank failures, the ongoing conflict between Ukraine and Russia and the COVID-19 pandemic may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended March 31, 2023 and 2022

Product Sales, Net

Net product sales, comprised of NUPLAZID, were $118.5 million and $115.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase in net product sales of $3.0 million was primarily due to a higher average net selling price of NUPLAZID in 2023 compared to 2022.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2023 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2022	$10,923	$(340)	$26,046	$36,629
Provision related to current period sales	19,071	1,114	37,763	57,948
Credits/payments for current period sales	(7,474)	(1,339)	(134)	(8,947)
Credits/payments for prior period sales	(10,923)	340	(14,245)	(24,828)
Balance as of March 31, 2023	$11,597	$(225)	$49,430	$60,802

Cost of Product Sales

Cost of product sales was $1.7 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively, or approximately 1% and 3% of net product sales, respectively. The cost of product sales as a percentage of net sales decreased during the three months ended March 31, 2023 as compared to the same period in 2022 due primarily to a higher average selling price for NUPLAZID in the current period and higher inventory cost absorption in 2022.

Research and Development Expenses

Research and development expenses decreased to $69.1 million for the three months ended March 31, 2023, including $4.0 million in stock-based compensation expense, from $128.9 million for the three months ended March 31, 2022, including $5.5 million in stock-based compensation expense. The decrease in research and development expenses was mainly due to the $60 million upfront payment made to Stoke for the license and collaboration agreement in 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $101.2 million for the three months ended March 31, 2023, including $10.6 million in stock-based compensation expense, from $96.7 million for the three months ended March 31, 2022, including $9.2 million in stock-based compensation expense. Selling, general and administrative expense remained relatively steady year over year as a result of continued optimization of the PDP commercial franchise offset by investments in the DAYBUE launch.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income, and, since 2016, with revenues from sales of NUPLAZID. We anticipate funding our future operations in part with revenues from sales of DAYBUE as we initiate commercialization. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spend for our ongoing and planned commercial activities for NUPLAZID, our commercialization of DAYBUE for the treatment of Rett syndrome, our ongoing and planned development activities for pimavanserin for the negative symptoms of schizophrenia, studies to be conducted pursuant to our post-marketing commitments and our ongoing and planned development activities for the early-stage pipeline programs. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through and beyond the next 12 months.

We may require additional financing in the future to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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
•
the costs of commercializing and successfully launching DAYBUE, including the maintenance and development of our sales and marketing capabilities;
•
the costs of establishing, or contracting for, sales and marketing capabilities for our product candidates;
•
the amount of U.S. product sales from NUPLAZID and DAYBUE;
•
the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the U.S., and in additional indications other than PDP and for other product candidates, as well as the costs required to support review of such applications;
•
the costs of manufacturing and distributing NUPLAZID and DAYBUE for commercial use in the U.S.;
•
our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the U.S. or for the negative symptoms of schizophrenia, or from DAYBUE, and other product candidates;
•
the extent to which we are obligated to reimburse collaborators or collaborators are obligated to reimburse us for costs under collaboration agreements;

•
the costs involved in filing, prosecuting, enforcing, and defending patent claims and other intellectual property rights;
•
the costs of maintaining or securing manufacturing arrangements for clinical or commercial production of pimavanserin, trofinetide or other product candidates; and
•
the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to NUPLAZID or DAYBUE.

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, public or private sales of our securities, debt financings, or strategic collaborations. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, due to macroeconomic developments, including recent and potential future disruptions in access to bank deposits or lending commitments due to the COVID-19 pandemic and actions taken to slow its spread, the Ukraine-Russia conflict, bank failures, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

We have invested a substantial portion of our available cash in money market funds, municipal bonds, and government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruptions in the credit markets that have occurred in the past. However, if there are future disruptions in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected.

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

As discussed above, in connection with the FDA approval of DAYBUE in March 2023, we are required to make a milestone payment of $40.0 million to Neuren following the first commercial sale of DAYBUE pursuant to the license agreement. In addition, we were granted a PRV following the FDA approval of DAYBUE. Pursuant to the license agreement, we are required to pay Neuren one third of the value of the PRV upon sale or use of the PRV.

Cash Flows

At March 31, 2023, we had $402.9 million in cash, cash equivalents, and investment securities, compared to $416.8 million at December 31, 2022. This $13.9 million decrease was primarily due to cash used in operating activities. Net cash used in operating activities decreased to $17.9 million for the three months ended March 31, 2023 compared to $76.3 million for the three months ended March 31, 2022. This decrease in cash used in operations was primarily resulted from an increase in our net revenues and decreased research and development costs mainly due to the $60 million upfront payment made to Stoke in 2022.

Net cash provided by investing activities totaled $192.5 million for the three months ended March 31, 2023 compared to $131.3 million for the three months ended March 31, 2022. The increase in net cash provided by investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to increased net sale and maturities of investment securities.

Net cash provided by financing activities decreased to $1.5 million for the three months ended March 31, 2023 compared to $2.5 million for the three months ended March 31, 2022. This decrease in net cash provided by financing activities for the three months ended March 31, 2023 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, municipal bonds, and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

•
Our prospects are highly dependent on the continued successful commercialization of NUPLAZID and the successful commercialization of DAYBUE. To the extent we cannot maintain or increase sales of NUPLAZID or successfully launch DAYBUE, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
•
The terms of the FDA’s approval of NUPLAZID for the treatment of hallucinations and delusions associated with PDP may limit its commercial potential. Additionally, NUPLAZID is still subject to an ongoing post-marketing commitment.
•
We rely on a limited internal commercial team and a limited network of third-party distributors and pharmacies to market and sell NUPLAZID and DAYBUE. If this approach ceases to be effective, our commercialization of NUPLAZID and DAYBUE may be adversely affected, and NUPLAZID and DAYBUE may not be profitable.
•
If we do not obtain regulatory approval of pimavanserin for other indications in addition to treatment of PDP in the U.S., we will not be able to market pimavanserin for other indications in the U.S., which will limit our commercial revenues.
•
If we are unable to effectively train and equip our sales force, our ability to successfully commercialize NUPLAZID and DAYBUE will be harmed.
•
NUPLAZID and DAYBUE may not gain maximal acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.
•
Our ability to generate product revenues will be diminished if coverage for our products from payors is decreased or if patients have unacceptably high co-pay amounts.
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
•
If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID and DAYBUE or successfully develop and commercialize our other product candidates.
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
•
We currently depend, and in the future will continue to depend, on third parties to manufacture NUPLAZID, DAYBUE and any other product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID, DAYBUE or any other product candidates
•
If we fail to comply with the obligations in agreements under which we license intellectual property rights from third parties, we could lose license rights to certain of our product candidates.
•
Our ability to compete may decline if we do not adequately protect our proprietary rights.
•
Healthcare reform measures may negatively impact our ability to sell NUPLAZID, DAYBUE or our product candidates, if approved, profitably.
•
If our competitors develop and market products that are more effective than NUPLAZID, DAYBUE or our other product candidates, they may reduce or eliminate our commercial opportunity.
•
Our stock price historically has been, and is likely to remain, highly volatile.

Risks Related to Our Business

Our prospects are highly dependent on the continued successful commercialization of NUPLAZID and the successful commercialization of DAYBUE. To the extent we cannot maintain or increase sales of NUPLAZID or successfully launch DAYBUE, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

On March 10, 2023, we announced FDA approval of DAYBUE for the treatment of Rett syndrome in adult and pediatric patients two years of age and older, and DAYBUE became available for prescription in the United States in April 2023. NUPLAZID has been approved for the treatment of hallucinations and delusions associated with PDP, in the U.S. since April 2016.

The successful commercialization of NUPLAZID and DAYBUE is subject to many risks, and there is no guarantee that we will be able to maintain or increase sales of NUPLAZID and successfully launch DAYBUE. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we may need to further expand and develop the team in order to successfully commercialize NUPLAZID and DAYBUE for additional indications. Even if we are successful in developing our commercial team, there are many factors that could negatively impact the sales of our products or cause the continued commercialization of our products to be unsuccessful, including a number of factors that are outside our control. The continued commercial success of NUPLAZID currently depends on the extent to which patients and physicians recognize and diagnose PDP and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PDP, and we do not know whether our or others’ estimates in this regard will be accurate. We have changed, and may continue to change, the price of NUPLAZID from time to time. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided, coverage changes in the future or reimbursement is inadequate to cover a significant portion of the cost. Similarly, the successful commercial launch of DAYBUE currently depends on the extent to which patients and physicians recognize and diagnose Rett syndrome and accept and adopt DAYBUE as a treatment for Rett syndrome, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe DAYBUE and patients may be unwilling to use DAYBUE if coverage is not provided, coverage changes in the future or reimbursement is inadequate to cover a significant portion of the cost. While we have established our commercial team and have hired our U.S. sales force for DAYBUE, we may need to further expand and develop the team in order to successfully commercialize DAYBUE. Thus, significant uncertainty remains regarding the commercial potential of DAYBUE.

Additionally, any negative publicity related to NUPLAZID or DAYBUE, or negative development for NUPLAZID or DAYBUE in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact our commercial results and potential of NUPLAZID or DAYBUE. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID and DAYBUE

If the commercialization of our products and future sales are less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of our products and our company could be harmed.

The terms of the FDA’s approval of NUPLAZID for the treatment of hallucinations and delusions associated with PDP may limit its commercial potential. Additionally, NUPLAZID is still subject to an ongoing post-marketing commitment.

The scope and terms of the FDA’s approval of NUPLAZID may limit our ability to commercialize NUPLAZID and, therefore, our ability to generate substantial sales revenues. The FDA has approved NUPLAZID only for the treatment of hallucinations and delusions associated with PDP. The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis (DRP) treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with DRP unrelated to the hallucinations and delusions associated with PDP. This “boxed” warning may discourage physicians from prescribing NUPLAZID to patients diagnosed with PDP, including those with dementia.

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

NUPLAZID and DAYBUE have only been studied in a limited number of patients and in limited populations. As we commercialize NUPLAZID and DAYBUE, they are becoming available to a much larger number of patients and in broader populations, and we do not know whether the results of NUPLAZID and DAYBUE use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.*

Prior to commencing their commercial launch, NUPLAZID and DAYBUE were administered only to a limited number of patients and in limited populations in clinical studies. We do not know whether the results, when broader populations are exposed to NUPLAZID and DAYBUE, including results related to safety and efficacy, will be consistent with the results from the clinical studies of NUPLAZID and DAYBUE that served as the basis for their approval. For instance, we have an ongoing post-marketing commitment to the FDA to conduct a study or studies of NUPLAZID in predominantly frail and elderly patients. New data relating to NUPLAZID, including from adverse event reports and post-marketing studies in the U.S. (including our ongoing post-marketing commitment), and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of NUPLAZID from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing NUPLAZID marketing applications for indications other than in PDP and/or in other jurisdictions, or impose additional post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We rely on a limited internal commercial team and a limited network of third-party distributors and pharmacies to market and sell NUPLAZID and DAYBUE. If this approach ceases to be effective, our commercialization of NUPLAZID and DAYBUE may be adversely affected, and NUPLAZID and DAYBUE may not be profitable.*

We employ our own internal specialty sales force to commercialize NUPLAZID and DAYBUE as part of our commercialization strategy in the U.S. If we receive marketing approval for pimavanserin or trofinetide in any other indication, we will need to increase our U.S. sales force significantly, and expand our commercial, medical affairs and general and administrative support functions to support commercialization for that indication. We will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain such personnel. These efforts will be expensive and time consuming, and we cannot be certain that we will be able to successfully expand, refine and further develop our sales force and related functional teams.

Additionally, our strategy in the U.S. includes distributing NUPLAZID and DAYBUE solely through a limited network of third-party specialty distributors and specialty pharmacies. While we have entered into agreements with each of these distributors and pharmacies to distribute NUPLAZID and DAYBUE in the U.S., they may not perform as agreed or they may terminate their agreements with us. Also, we may need to enter into agreements with additional distributors or pharmacies, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. In the event we are unable to maintain, or expand, if needed, our commercial team, including our U.S. sales force, or maintain and, if needed, expand, our network of third-party specialty distributors and specialty pharmacies, our ability to continue commercializing NUPLAZID and DAYBUE would be limited, and NUPLAZID and DAYBUE may not be profitable.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize NUPLAZID and DAYBUE will be harmed.*

NUPLAZID is the first drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP, and DAYBUE is the first drug approved by the FDA for the treatment of Rett syndrome. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing NUPLAZID and DAYBUE to neurologists, psychiatrists, pharmacists, physicians in long-term care facilities and other healthcare providers, as appropriate. In addition, we must ensure that consistent and appropriate messages about NUPLAZID and DAYBUE are being delivered to our potential customers by our sales force. If we are unable to effectively train our sales force and equip them with current, effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of NUPLAZID and DAYBUE, and their proper administration, our efforts to successfully commercialize NUPLAZID and DAYBUE, could be put in jeopardy, which would negatively impact our ability to generate product revenues.

NUPLAZID and DAYBUE may not gain maximal acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.*

The degree of market acceptance by physicians, healthcare professionals and third-party payors of NUPLAZID, DAYBUE and any other product for which we obtain regulatory approval, and our profitability and growth, will depend on a number of factors, including:

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

The commercial success of NUPLAZID and DAYBUE depends on acceptance by patients and physicians, and there are a number of factors that could skew our or others’ estimates about prescribing behaviors and market adoption. If we fail to gain the acceptance of patients and physicians, or if our estimates are inaccurate, these events could negatively impact our business, results of operations, financial condition and prospects.

Our ability to generate product revenues will be diminished if coverage for our products from payors is decreased or if patients have unacceptably high co-pay amounts.*

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others, to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from third-party payors is critical to product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor drug products when lower cost therapeutic alternatives are already available or subsequently become available. Even with coverage for NUPLAZID, DAYBUE or other products we may market, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients may not use NUPLAZID and DAYBUE if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost.

In addition, the market for NUPLAZID and DAYBUE depends significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly alternative is available, even if not approved for the indication for which NUPLAZID and DAYBUE are approved.

Third-party payors, whether governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling NUPLAZID or DAYBUE at less than an optimized price would impact our revenues and could impact our overall success as a company. We have changed, and may continue to change, the price of NUPLAZID or DAYBUE from time to time, however, we do not know if the price we have selected, or may select in the future, for NUPLAZID or DAYBUE is or will be the optimized price. Additionally, we do not know whether and to what extent third-party payors will react to any possible future changes in the price of NUPLAZID or DAYBUE. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Further, one payor’s determination to provide coverage and reimbursement for a product does not ensure that other payors will also provide coverage and reimbursement for the product. Therefore, coverage and reimbursement for NUPLAZID and DAYBUE may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of NUPLAZID and DAYBUE to each payor separately, with no assurance that coverage will be obtained. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID, DAYBUE or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, DAYBUE or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

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

If we are unable to attract, retain, and motivate key management, research and development, and sales and marketing personnel, our drug development programs, our research and discovery efforts, and our commercialization plans may be delayed and we may be unable to successfully commercialize our products, or develop our product candidates.*

Our success depends on our ability to attract, retain, and motivate highly qualified management, scientific, and commercial personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of CNS disorders, including neuropsychiatric and related disorders. We are currently hiring, and in the future we expect to need to continue to hire, additional personnel as we expand our research and development efforts for pimavanserin and trofinetide, and commercial activities for NUPLAZID and DAYBUE. We face competition for experienced scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions. Competition for qualified personnel is particularly intense in the San Diego, California area. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize products and product candidates will be limited. If we are unable to attract and retain the necessary personnel, it will significantly impede our commercialization efforts for NUPLAZID and DAYBUE, and the achievement of our research and development objectives.

All of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management.

If we receive approval of NUPLAZID or DAYBUE in additional indications, we may need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of March 31, 2023, we employed approximately 540 employees. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, and integrate additional employees and retain existing employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize NUPLAZID, DAYBUE and any other product candidates that receive regulatory approval and to compete effectively will depend, in part, on our ability to manage any future growth effectively. In particular, we will need to support the training and ongoing activities of our sales force. To that end, we must be able to:

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

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects would be limited. Even if we obtain rights to other product candidates or products, we will incur a variety of costs and may never realize the anticipated benefits.*

A key element of our strategy is to develop, acquire or in-license businesses, technologies, product candidates or products that we believe are a strategic fit with our business. The success of this strategy depends in large part on the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire or in-license clinically-enabled product candidates for the treatment of neurological disorders, or for therapeutic indications that complement or augment our current product candidates, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring or in-licensing promising product candidates requires substantial technical, financial and human resources expertise, and we have limited experience in identifying acquisition targets, successfully completing proposed acquisitions and integrating any acquired businesses, technologies, services or products into our current infrastructure. Efforts to do so may not result in the actual acquisition or in-license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire or license suitable product candidates from third parties on terms acceptable to us, our business and prospects will be limited. In particular, if we are unable to add additional commercial products to our portfolio, we may not be able to successfully leverage our commercial organization that we have assembled for the marketing and sale of NUPLAZID and DAYBUE.

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

In addition, if we fail to successfully commercialize and further develop NUPLAZID, DAYBUE or other product candidates, there is a greater likelihood that we will fail to successfully develop a pipeline of other product candidates, and our business and prospects would therefore be harmed.

We expect our net losses to continue for the next few years and are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of March 31, 2023, we had an accumulated deficit of approximately $2.4 billion. We expect to incur net losses over the next few years as we invest in the commercialization of NUPLAZID and DAYBUE and advance our development programs, including developing additional internal systems and infrastructure and hiring additional personnel. We also expect such investments and advancements will increase our expenses in the coming years. Thus, our future operating results and profitability may fluctuate from period to period, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis.

We expect that our revenues over the next few years will be entirely dependent on our ability to generate product sales. Substantially all of our revenues since May 2016 were from net product sales of NUPLAZID. To the extent that we cannot generate significant revenues from the sale of NUPLAZID and DAYBUE to cover our expenses, including the significant expenses associated with commercializing NUPLAZID and DAYBUE and continuing to develop pimavanserin and trofinetide in additional indications, we may never achieve profitability and/or may have to reduce our commercialization and/or research and development activities to become profitable, which would harm our future growth prospects. Additionally, to obtain revenues from product candidates other than NUPLAZID and DAYBUE, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, manufacturing and marketing compounds with significant market potential. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID and DAYBUE or successfully develop and commercialize our other product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $402.9 million at March 31, 2023. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•
the progress in, and the costs of, our ongoing and planned development activities for pimavanserin and trofinetide, post-marketing studies for NUPLAZID to be conducted over the next several years, ongoing and planned commercial activities for NUPLAZID and DAYBUE;
•
the costs of our development activities for our early-stage pipeline programs and any other product candidates;
•
the costs of commercializing NUPLAZID and DAYBUE, including the maintenance and development of our sales and marketing capabilities;
•
the costs of establishing, or contracting for, sales and marketing capabilities for other product candidates;
•
the amount of U.S. product sales from NUPLAZID and DAYBUE;
•
the costs of preparing applications for regulatory approvals for NUPLAZID in jurisdictions other than the U.S., and in additional indications other than in PDP, and for DAYBUE and other product candidates, as well as the costs required to support review of such applications;
•
the costs of manufacturing and distributing NUPLAZID and DAYBUE for commercial use in the U.S.;
•
our ability to obtain regulatory approval for, and subsequently generate product sales from, NUPLAZID in jurisdictions other than the U.S. or in additional indications other than in PDP, or from DAYBUE, our early-stage pipeline programs and any other product candidates;
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

•
the costs of maintaining or securing manufacturing arrangements and supply for clinical or commercial production of pimavanserin, trofinetide or other product candidates; and
•
the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to NUPLAZID and DAYBUE.

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, public or private sales of our securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, as a result of geopolitical and macroeconomic developments, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing conflict between Ukraine and Russia, related sanctions, the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.*

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include:

•
the success of our commercialization of NUPLAZID in the U.S. for the treatment of hallucinations and delusions associated with PDP and DAYBUE in the U.S. for the treatment of Rett syndrome;
•
the impact of geopolitical and macroeconomic developments, such as recent and potential future bank failures, general political, health and economic conditions, including the Ukraine-Russia conflict, the COVID-19 pandemic, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business;
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
•
the status and cost of development and commercialization of pimavanserin for indications other than for the treatment of hallucinations and delusions associated with PDP, and the status and cost of development and commercialization of trofinetide for indications other than for the treatment of Rett syndrome;
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
•
the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to NUPLAZID or DAYBUE; and
•
general and industry-specific economic conditions.

We believe that comparisons from period to period of our financial results are not necessarily meaningful and should not be relied upon as indications of our future performance.

From time to time, we provide guidance relating to our expectations for net sales of NUPLAZID and DAYBUE and certain expense line items based on estimates and the judgment of management. If, for any reason, our actual net sales or expenses differ materially from our guidance, we may have to revise our previously announced financial guidance. If we change, update or fail to meet any element of such guidance, our stock price could decline.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, the provision may not actually be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Tax authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.*

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. In 2015, we licensed worldwide intellectual property rights related to pimavanserin in certain indications to Acadia Pharmaceuticals GmbH, our wholly owned Swiss subsidiary (Acadia GmbH), and in July 2020 we licensed additional related rights to Acadia GmbH. Our goals for the establishment of Acadia GmbH, and the licensing of worldwide intellectual property rights for pimavanserin, include building a platform for long-term operational and financial efficiencies, including tax-related efficiencies. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, future changes in U.S. and non-U.S. tax laws, including implementation of international tax reform relating to the tax treatment of multinational corporations, if enacted, may reduce or eliminate any potential financial efficiencies that we hoped to achieve by establishing this operational structure. Additionally, taxing authorities, such as the U.S. Internal Revenue Service, may audit and otherwise challenge these types of arrangements, and have done so with other companies in the pharmaceutical industry. If any such challenge or disagreement were to occur or change in tax law were enacted, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including recent and potential future bank failures, the ongoing COVID-19 pandemic and actions taken to slow its spread, material shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

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

Our sales force had physical access to hospitals, clinics, long-term care and skilled nursing facilities, healthcare providers and pharmacies curtailed, and we are still assessing the effects such curtailment had on our sales or may have on our future sales. Currently, healthcare providers are conducting patient visits in-person and through telemedicine and our sales force has been able to call upon medical clinics, hospitals, long-term care facilities and skilled nursing facilities either in person in accordance with applicable regulatory guidance and local policies or virtually. While digital tools are available to our field employees to facilitate remote meetings with healthcare providers that are unable to meet in-person, we cannot ensure that these methods will be effective. Additionally, patients who are currently using NUPLAZID or DAYBUE, or who are eligible to use NUPLAZID or DAYBUE, may be unable to meet with their healthcare providers in person, which may reduce the number of prescription refills or new patient starts, affecting our revenues both in our currently approved indication and potentially impacting our anticipated launches in other indications, if approved.

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

We have engaged CROs to conduct clinical trials worldwide. Certain of our trials have a limited number of clinical sites in Russia and Ukraine where patient recruiting and screening were not complete at the time of Russia’s military aggression in Ukraine. The resulting geo-political turmoil has caused significant disruptions, including the suspension of further new enrollment of patients at our clinical trial sites in Ukraine and Russia. Existing patients may have been evacuated or relocated far from clinical sites, making it difficult for participation in our clinical trials. Site personnel and/or CRO personnel may be unavailable or otherwise unable to conduct clinical trial activities. Furthermore, the widespread sanctions imposed on Russia have affected clinical sites in Russia managed by our CROs. In addition, clinical sites, their personnel and patients may not be able to continue in the trials and we may need to suspend or terminate the trials in Russia. While we have a limited number of clinical sites in Ukraine and Russia, these significant disruptions and the suspension/termination of clinical trial activities could potentially delay the completion of enrollment in our clinical trials and complicate the analysis of data, as affected clinical sites might not be able to have their data be validated or protocol assessments may be missed. Even if data collection can be completed, the FDA may be unable to audit clinical trial sites in Ukraine or Russia. Interruptions of clinical trials may further delay our clinical development and the potential authorization or approval of our product candidates, which could materially increase our costs and adversely affect our ability to commence product sales and generate revenues.

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

We currently depend, and in the future will continue to depend, on third parties to manufacture NUPLAZID, DAYBUE and any other product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID, DAYBUE or any other product candidates.*

We have no manufacturing facilities and only limited experience as an organization in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, NUPLAZID, DAYBUE and our other product candidates.

We have contracted with Patheon Pharmaceuticals Inc. to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product for commercial use in the U.S. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S. Additionally, we have contracted with Siegfried AG to manufacture active pharmaceutical ingredient (API), to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API, and we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. While we currently have sufficient API for both NUPLAZID and DAYBUE and NUPLAZID and DAYBUE finished products on hand to continue our commercial and clinical operations as planned, depending on the effects of geopolitical and macroeconomic developments and whether such developments cause disruptions, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflict between Ukraine and Russia or the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute NUPLAZID or DAYBUE for commercial sales and our product candidates for our clinical trials and research and development operations. Additionally, if NUPLAZID is approved for commercial sale in jurisdictions outside the U.S., we will need to contract with a third party to manufacture such products for commercial sale in the U.S. and/or in such other jurisdictions. We may not be able to enter into such contracts in a timely manner or on acceptable terms, if at all.

Even though we have agreements with third parties for the manufacture of NUPLAZID and DAYBUE, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. Presently, we have agreements with Patheon for the manufacture of NUPLAZID 10 mg table, with Patheon and another manufacturer for the manufacture of 34 mg capsule drug product and with Siegfried for the manufacture of NUPLAZID API for commercial use. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market NUPLAZID, DAYBUE or any other product candidates. While we believe that there will be alternative sources available to manufacture NUPLAZID, DAYBUE and any other product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

The manufacturers of NUPLAZID, DAYBUE and any other product candidates, including Patheon and Siegfried, are obliged to operate in accordance with FDA-mandated cGMPs, and we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture NUPLAZID and DAYBUE and any other product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of NUPLAZID, DAYBUE and any other product candidate that receives regulatory approval, negatively impact our commercialization of NUPLAZID or DAYBUE, or lead to significant delays in the launch and commercialization of any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

The manufacture of pharmaceutical products requires significant capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of NUPLAZID, DAYBUE or any other product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize NUPLAZID or DAYBUE in the U.S., or provide pimavanserin, trofinetide or any other product candidates to patients in clinical trials, would be jeopardized. Any delay or interruption in our ability to meet commercial demand for NUPLAZID, DAYBUE and any other approved products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of NUPLAZID, DAYBUE or any other product candidates and could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.*

Our commercial success depends on obtaining and maintaining intellectual property rights to our products and product candidates, including NUPLAZID and DAYBUE, and technologies, as well as successfully defending these rights against third-party challenges. Successful challenges to, or misappropriation of, our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and contracts requiring confidentiality and nondisclosure. If our patents are successfully challenged, we may face generic competition prior to the expiration dates of our U.S. Orange Book listed patents. In addition, potential competitors have in the past and may in the future file an Abbreviated New Drug Application (ANDA) with the FDA for generic versions of NUPLAZID, seeking approval prior to the expiration of our patents. In response, we have filed complaints against these companies alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID. For a more detailed description of these matters, see section captioned “Legal Proceedings” elsewhere in this report. While we intend to defend the validity of such patents vigorously, and will seek to use all appropriate methods to prevent their infringement, such efforts are expensive and time consuming. Any substantial decrease in the revenue and income derived from NUPLAZID or DAYBUE would have an adverse effect on our results of operations.

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

Risks Related to Government Regulation and Our Industry

Healthcare reform measures may negatively impact our ability to sell NUPLAZID, DAYBUE or our product candidates, if approved, profitably.*

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell NUPLAZID, DAYBUE and any other potential products, as described in greater detail in the Government Regulation section of our Annual Report.

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including NUPLAZID and DAYBUE. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. There have been legal and political challenges to certain aspects of the ACA. Furthermore, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the U.S. since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect through 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID, DAYBUE or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services (“CMS”) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize NUPLAZID, DAYBUE or any other products for which we may receive regulatory approval. It is also possible that additional governmental action may be taken in response to the COVID-19 pandemic.

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
•
the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors under such law), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and local laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities and/or the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. For example, contributions to third-party charitable foundations are a current area of significant governmental and congressional scrutiny, and we could face action if a federal or state governmental authority were to conclude that our charitable contributions to foundations that support Parkinson’s disease patients generally are not compliant. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payors directly and our customers make the ultimate decision on how to submit claims, from time-to-time, for NUPLAZID, DAYBUE and any other product candidates that may be approved, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of NUPLAZID, DAYBUE or any other product candidates that may be approved, outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

We could face liability if a regulatory authority determines that we are promoting NUPLAZID or DAYBUE for any “off-label” uses.*

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication or patient population that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of NUPLAZID, DAYBUE and any other products we may market, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice (DOJ), and various U.S. Attorneys’ Offices, the HHS Office of Inspector General, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the civil False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA, DOJ, or any other governmental agency initiates an enforcement action against us, or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

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

We are subject to stringent regulation in connection with the marketing of NUPLAZID, and DAYBUE and any other products derived from our product candidates, which could delay the development and commercialization of our products.*

The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Neither we nor our collaborators can market a pharmaceutical product, including NUPLAZID and DAYBUE, in the U.S. until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, the FDA and other regulatory agencies may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. These limitations may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate.

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

If our competitors develop and market products that are more effective than NUPLAZID, DAYBUE or our other product candidates, they may reduce or eliminate our commercial opportunity.*

Competition in the pharmaceutical and biotechnology industries is intense and expected to increase. We face competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the U.S. and abroad. Some of these competitors have products or are pursuing the development of drugs that target the same diseases and conditions that are the focus of our drug development programs.

For example, the use of NUPLAZID for the treatment of PDP competes with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine. Pimavanserin for the treatment of negative symptoms of schizophrenia, if approved for that indication, would compete with off-label use of Vraylar, marketed by Allergan, Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., Caplyta, marketed by IntraCellular Therapeutics and various generic drugs, including quetiapine, clozapine, risperidone, aripiprazole, and olanzapine. In addition, DAYBUE will compete indirectly with off-label usage of branded and generic prescription medications targeted at individual symptoms of Rett syndrome, including antiepileptics, antipsychotics, antidepressants and benzodiazepines.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of NUPLAZID, DAYBUE or any other product for which we obtain regulatory approval, or development or commercialization of our product candidates.*

We face an inherent risk of product liability as a result of the commercial sales of NUPLAZID and DAYBUE in the U.S. and the clinical testing of our product candidates, and will face an even greater risk following commercial launch of NUPLAZID in additional jurisdictions, if approved, or if we engage in the clinical testing of new product candidates or commercialize any additional products. For example, we may be sued if NUPLAZID, DAYBUE or any other product we develop allegedly causes injury or is found to be otherwise unsuitable for administration in humans. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
•
a decline in our stock price.

Although we currently have product liability insurance that covers our clinical trials and the commercialization of NUPLAZID and DAYBUE, we may need to increase and expand this coverage, including if we commence larger scale trials and if other product candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products that we or our collaborators develop. If we determine that it is prudent to increase our product liability coverage, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. Our liability could exceed our total assets if we do not prevail in a lawsuit from any injury caused by our drug products. Product liability claims could have a material adverse effect on our business and results of operations.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, interruptions to operations or clinical trials, reputational harm, litigation, fines and penalties, disruptions of our business operations, and a loss of customers or sales.*

In the ordinary course of our business, we, or the third parties upon which we rely, process, collect, receive, store, use, transmit, transfer, make accessible, protect, secure, dispose of, disclose and share proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets.

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

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials) and income, significant extra expenses to restore data or systems, reputational harm and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments (including, for example, if applicable laws or regulations prohibit such payments). Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections, computers and devices outside our premises, including at home, while in transit or in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

We may expend significant resources, fundamentally change our business activities and practices (including our clinical trials) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 3, 2022 to May 5, 2023, the closing price of our common stock has ranged from a low of $13.01 per share to a high of $27.50 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•
the success of our commercialization of NUPLAZID in the U.S. for the treatment of hallucinations and delusions associated with PDP and DAYBUE in the U.S. for the treatment of Rett syndrome;
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

•
any other communications or guidance from the FDA or other regulatory authorities that pertain to NUPLAZID, DAYBUE or our product candidates;
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
•
disruptions caused by geopolitical or macroeconomic developments or other business interruptions, including, for example, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing conflict between Ukraine and Russia, related sanctions and the COVID-19 pandemic; and
•
economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest.

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

10.1[a]	Acadia Pharmaceuticals Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-269611).

10.2[a]

Forms of Stock Option Grant Notice and Stock Option Agreement under Acadia Pharmaceuticals Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-269611).

10.3[a]

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 8, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_______________

a Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: May 8, 2023	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)