Form 10-Q
period 2023-06-30
ACADIA PHARMACEUTICALS INC
filed 2023-08-03
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of registrant’s common stock outstanding as of the close of business on July 26, 2023:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	163,728,859

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$107,941	$114,846
Investment securities, available-for-sale	267,437	301,977
Accounts receivable, net	81,852	62,195
Interest and other receivables	2,304	885
Inventory	9,199	6,636
Prepaid expenses	23,895	21,398
Total current assets	492,628	507,937
Property and equipment, net	5,193	6,021
Operating lease right-of-use assets	52,382	55,573
Intangible assets, net	68,219	—
Restricted cash	8,120	5,770
Long-term inventory	4,924	4,924
Other assets	11,303	7,587
Total assets	$642,769	$587,812
Liabilities and stockholders’ equity
Accounts payable	$18,811	$12,746
Accrued liabilities	169,131	112,884
Total current liabilities	187,942	125,630
Operating lease liabilities	49,778	52,695
Other long-term liabilities	9,256	9,074
Total liabilities	246,976	187,399
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at June 30, 2023 and December 31, 2022; 163,355,787 shares and 162,064,872 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	2,807,770	2,770,923
Accumulated deficit	(2,411,458)	(2,369,551)
Accumulated other comprehensive loss	(535)	(975)
Total stockholders’ equity	395,793	400,413
Total liabilities and stockholders’ equity	$642,769	$587,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Product sales, net	$165,235	$134,563	$283,697	$250,031
Total revenues	165,235	134,563	283,697	250,031
Operating expenses
Cost of product sales	7,459	2,667	9,126	5,617
Research and development	58,771	75,646	127,915	204,501
Selling, general and administrative	95,968	89,901	197,203	186,580
Total operating expenses	162,198	168,214	334,244	396,698
Income (loss) from operations	3,037	(33,651)	(50,547)	(146,667)
Interest income, net	4,550	580	8,350	685
Other (loss) income	(1,244)	(497)	3,601	(157)
Income (loss) before income taxes	6,343	(33,568)	(38,596)	(146,139)
Income tax (benefit) expense	5,229	443	3,311	928
Net income (loss)	$1,114	$(34,011)	$(41,907)	$(147,067)
Earnings (net loss) per share:
Basic	$0.01	$(0.21)	$(0.26)	$(0.91)
Diluted	$0.01	$(0.21)	$(0.26)	$(0.91)
Weighted average shares outstanding:
Basic	163,458	161,654	163,109	161,443
Diluted	165,046	161,654	163,109	161,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,114	$(34,011)	$(41,907)	$(147,067)
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities	(318)	(236)	439	(658)
Foreign currency translation adjustments	3	5	1	7
Comprehensive income (loss)	$799	$(34,242)	$(41,467)	$(147,718)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(41,907)	$(147,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,859	35,475
Amortization of premiums and accretion of discounts on investment securities	(3,758)	547
Amortization of intangible assets	1,364	—
(Gain) loss on strategic investment	(3,601)	158
Loss on sale of investment securities	505	—
Depreciation	828	1,031
Changes in operating assets and liabilities:
Accounts receivable, net	(19,657)	(3,587)
Interest and other receivables	(1,419)	42
Inventory	(2,519)	1,465
Prepaid expenses	(2,497)	2,940
Other assets	(115)	—
Operating lease right-of-use assets	3,405	3,172
Accounts payable	6,065	4,978
Accrued liabilities	26,875	16,854
Operating lease liabilities	(3,342)	(3,972)
Long-term liabilities	182	(1,490)
Net cash used in operating activities	(9,732)	(89,454)
Cash flows from investing activities
Purchases of investment securities	(228,675)	(125,377)
Sale and maturity of investment securities	266,910	200,925
Intangible assets	(40,000)	—
Net cash (used in) provided by investing activities	(1,765)	75,548
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	6,944	6,298
Net cash provided by financing activities	6,944	6,298
Effect of exchange rate changes on cash	(2)	6
Net increase in cash, cash equivalents and restricted cash	(4,555)	(7,602)
Cash, cash equivalents and restricted cash
Beginning of period	120,616	153,205
End of period	$116,061	$145,603
Supplemental disclosure of noncash information:
Accrued milestone and contingent payments in connection with asset acquisition	$29,583	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total stockholders’ equity, beginning balances	$374,258	$444,797	$400,413	$540,894
Common stock:
Beginning balance	16	16	16	16
Ending balance	16	16	16	16
Additional paid-in capital:
Beginning balance	2,787,034	2,712,025	2,770,923	2,694,646
Issuance of common stock from exercise of stock options and units	2,815	806	4,281	3,273
Issuance of common stock pursuant to employee stock purchase plan	2,663	3,025	2,663	3,025
Stock-based compensation	15,258	20,462	29,903	35,374
Ending balance	2,807,770	2,736,318	2,807,770	2,736,318
Accumulated deficit:
Beginning balance	(2,412,572)	(2,266,632)	(2,369,551)	(2,153,576)
Net income (loss)	1,114	(34,011)	(41,907)	(147,067)
Ending balance	(2,411,458)	(2,300,643)	(2,411,458)	(2,300,643)
Other comprehensive (loss) income:
Beginning balance	(220)	(612)	(975)	(192)
Other comprehensive (loss) income	(315)	(231)	440	(651)
Ending balance	(535)	(843)	(535)	(843)

Total stockholders’ equity, ending balances	$395,793	$434,848	$395,793	$434,848

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

In March 2023, the FDA approved the Company’s second drug, DAYBUE™ (trofinetide), for the treatment of Rett syndrome. DAYBUE became available for prescription in the United States in April 2023.

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

Risk and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, potential disruptions from the Russia-Ukraine conflict, and the lingering effects of the COVID-19 pandemic. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$114,846	$107,941	$147,435	$139,833
Restricted cash	5,770	8,120	5,770	5,770
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$120,616	$116,061	$153,205	$145,603

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of June 30, 2023 the Company determined that an allowance for credit loss was not required.

Revenues

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, all of which are sales in the U.S. Revenues by product are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NUPLAZID	$142,018	$134,563	$260,480	$250,031
DAYBUE	23,217	—	23,217	—
Product sales, net	$165,235	$134,563	$283,697	$250,031

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

In connection with the first commercial sale of DAYBUE in April 2023, the Company made a milestone payment of $40.0 million pursuant to its 2018 license agreement with Neuren Pharmaceuticals Limited (Neuren), as disclosed in Note 9. The Company capitalized the $40.0 million payment as an intangible asset and began amortizing the asset in April 2023 on a straight-line basis over the estimated useful life of the licensed patents through early 2036 The Company recorded amortization expense related to this intangible asset of $0.8 million for the six months ended June 30, 2023. As of June 30, 2023, estimated future amortization expense related to the Company’s intangible asset was $1.6 million for the remainder of 2023, and $3.1 million for each subsequent year.

Following the FDA approval of DAYBUE, the Company was granted a Rare Pediatric Disease Priority Review Voucher (PRV). Pursuant to the license agreement, the Company is required to pay Neuren one third of the value of the PRV at the time of sale or use of the PRV. If the PRV is sold, the amount to be paid will be the sale value net of applicable fees. If the PRV is not sold but used by the Company, the amount to be paid will be the average price of the three most recent publicly announced sales of Rare Pediatric Disease PRVs immediately preceding the issuance of the PRV to the Company. The Company capitalized the $29.6 million for the estimated PRV value owed to Neuren as an intangible asset and began amortizing it in April 2023 on a straight-line basis over the estimated useful life of the licensed patents through early 2036. The Company recorded amortization expense related to this intangible asset of $0.6 million for the six months ended June 30, 2023. As of June 30, 2023, estimated future amortization expense related to the Company’s intangible asset was $1.2 million for the remainder of 2023, and $2.3 million for each subsequent year.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales as revenue from product sales is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible the assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the three and six months ended June 30, 2023.

3. Earnings (Net Loss) Per Share

Basic earnings (net loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (net loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of diluted earnings (net loss) per share calculation, equity awards, employee stock purchase plan rights, and warrants are considered to be common stock equivalents.

For the three and six months ended June 30, 2023, potentially dilutive shares excluded from calculation of diluted earnings (net loss) per share due to anti-dilutive effect were approximately 16,378,000 shares and 23,174,000 shares, respectively. For the three and six months ended June 30, 2022, potentially dilutive shares excluded from calculation of diluted net loss per share due to anti-dilutive effect were approximately 21,645,000 shares. Potential dilutive shares included from calculation of diluted earnings per share were approximately 1,588,000 shares for the three months ended June 30, 2023.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of product sales	$200	$346	$368	$669
Research and development	3,666	7,232	7,638	12,696
Selling, general and administrative	11,288	12,934	21,853	22,110
	$15,154	$20,512	$29,859	$35,475

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

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$2,004	$1,926
Work in process	5,310	4,427
Raw material	6,809	5,207
	$14,123	$11,560
Reported as:
Inventory	$9,199	$6,636
Long-term inventory	4,924	4,924
Total	$14,123	$11,560

Amount reported as long-term inventory consisted of raw materials for NUPLAZID as of June 30, 2023 and December 31, 2022. The Company has raw materials beyond a one year production plan that help limit the exposures from potential supply interruption. Those raw materials beyond the one year production plan were classified as long-term inventory.

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued sales allowances	$47,423	$26,046
Accrued research and development services	31,697	35,048
Accrued contingent payments	29,583	—
Accrued compensation and benefits	25,413	28,023
Accrued consulting and professional fees	12,242	11,377
Current portion of lease liabilities	9,058	9,305
Current portion of accrued branded prescription drug fees	7,828	1,060
Other	5,887	2,025
	$169,131	$112,884

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$38,752	$3	$(82)	$38,673
Government sponsored enterprise securities	221,852	2	(473)	221,381
Municipal bonds	7,385	—	(2)	7,383
	$267,989	$5	$(557)	$267,437

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$15,956	$—	$(11)	$15,945
Government sponsored enterprise securities	81,216	16	(291)	80,941
Corporate debt securities	20,873	—	(98)	20,775
Commercial paper	184,923	30	(637)	184,316
	$302,968	$46	$(1,037)	$301,977

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

At June 30, 2023 and December 31, 2022, the Company had 35 and 43 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2023
U.S. Treasury notes	$28,776	$(82)	$—	$—	$28,776	$(82)
Government sponsored enterprise securities	211,563	(473)	—	—	211,563	(473)
Municipal bonds	2,498	(2)	—	—	2,498	(2)
Total	$242,837	$(557)	$—	$—	$242,837	$(557)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury notes	$15,945	$(11)	$—	$—	$15,945	$(11)
Government sponsored enterprise securities	58,254	(291)	—	—	58,254	(291)
Corporate debt securities	20,775	(98)	—	—	20,775	(98)
Commercial paper	135,200	(637)	—	—	135,200	(637)
Total	$230,174	$(1,037)	$—	$—	$230,174	$(1,037)

During the first quarter of 2023, the Company made a sale of all of its investments in commercial paper. The proceeds from sales of these securities were $183.0 million and net realized losses from the related sales were $0.5 million. There were no other sales of available-for-sale investment securities in prior periods.

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

As of June 30, 2023, the Company did not intend to sell the investments in unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at June 30, 2023.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2023 and December 31, 2022.

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

The recurring fair value measurements of the Company’s financial assets and liabilities measured at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$81,485	$81,485	$—	$—
U.S. Treasury notes	38,673	38,673	—	—
Equity securities	10,781	10,781	—	—
Government sponsored enterprise securities	226,351	—	226,351	—
Municipal bonds	7,383	—	7,383	—
Total	$364,673	$130,939	$233,734	$—

Liabilities
Cash awards	$2,129	$—	$—	$2,129
Total	$2,129	$—	$—	$2,129

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$72,578	$72,578	$—	$—
U.S. Treasury notes	15,945	15,945	—	—
Equity securities	7,180	7,180	—	—
Government sponsored enterprise securities	94,803	—	94,803	—
Municipal bonds	20,775	—	20,775	—
Commercial paper	184,316	—	184,316	—
Total	$395,597	$95,703	$299,894	$—

Liabilities
Cash awards	$898	$—	$—	$898
Total	$898	$—	$—	$898

Changes in estimated fair value of contingent cash awards during the six months ended June 30, 2023 are as follows (in thousands):

Balance as of December 31, 2022	$898
Vesting of awards	444
Expense forfeited	(104)
Change in fair value	891
Balance as of June 30, 2023	$2,129

8. Stockholders’ Equity

Contingent Cash Awards

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses over certain periods based on continued employment and the Company’s stock price reaching a pre-specified target. The maximum potential payout of the cash awards at the grant date was $15.1 million. The Company has determined that the cash awards were classified as liabilities pursuant to ASC Topic 718, Compensation –Stock Compensation. The Company estimates the fair value of the awards at each reporting period using a Monte Carlo simulation, which is recognized as compensation cost over the derived service period. Total fair value of the awards at the grant date was $4.4 million. The maximum potential payout at June 30, 2023 after adjusting for forfeitures was $10.4 million. The fair value of the awards at March 31, 2023 was approximately $2.1 million. The fair value of the awards at June 30, 2023 was approximately $3.0 million. During the three months ended June 30, 2023, the Company recorded $0.9 million compensation cost related to the awards. During the three months ended June 30, 2022, the Company recorded a reversal of $0.8 million compensation cost related to the awards. During the six months ended June 30, 2023 and 2022, the Company recorded a total of $1.2 million and $0.1 million compensation cost related to the awards, respectively.

2023 Inducement Plan

The Board adopted the Company’s 2023 Inducement Plan (Inducement Plan) on February 1, 2023. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the Company’s 2010 Equity Incentive Plan. The maximum number of shares of Company common stock that may be issued under the Inducement Plan is 1,750,000 shares. At June 30, 2023, there were 975,882 shares available for new grants.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of June 30, 2023, the Company may be required to make milestone payments up to $1.6 billion in the aggregate for candidates in its pipeline.

In August 2018, the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, the Company paid Neuren an upfront license fee of $10.0 million and it may be required to pay up to an additional $455.0 million in milestone payments based on the achievement of certain development and annual net sales milestones. In addition, the Company will be required to pay Neuren tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was expensed to research and development in the third quarter of 2018 as there is no alternative use for the asset. In connection with the FDA approval of DAYBUE, the Company paid a milestone payment of $40.0 million to Neuren following the first commercial sale of DAYBUE pursuant to the license agreement. The Company capitalized the $40.0 million milestone payment as an intangible asset as it was deemed probable of occurring as of March 31, 2023. In addition, the Company was granted a Rare Pediatric Disease PRV following the FDA approval of DAYBUE. Pursuant to the license agreement, the Company is required to pay Neuren one third of the value of the PRV at the time of sale or use of the PRV. The Company capitalized the $29.6 million for the estimated PRV value owed to Neuren as an intangible asset.

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

In connection with the Pimavanserin I Cases, only MSN remains as an active defendant. On April 6, 2023, the Company and MSN filed a stipulation and proposed order requesting adjournment of the final pre-trial conference and trial, and requesting resolution of the remaining issue – MSN’s validity challenge of the sole patent in suit – through summary judgment briefing by the parties, which was ordered by the Court on April 10, 2023. Briefing was completed on June 28, 2023 and oral argument is scheduled for September 27, 2023.

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. Trial is scheduled in the matter for December 2, 2024.

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

Management currently believes that none of the foregoing claims or other actions pending against the Company as of June 30, 2023 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.5 years to 7.9 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$2,741	$1,737	$4,922	$3,848

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,350	$2,285	$4,720	$4,428
Right-of-use assets obtained in exchange for operating lease obligations:	(90)	881	214	2,321

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating lease liabilities
Current portion included in accrued liabilities	$9,058	$9,305
Operating lease liabilities	49,778	52,695
Total operating lease liabilities	$58,836	$62,000

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2023	$4,706
Years ending December 31,
2024	9,228
2025	9,308
2026	8,672
2027	8,361
Thereafter	28,689
Total lease payments	68,964
Less:
Imputed interest	(10,128)
Total operating lease liabilities	$58,836

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2023, the weighted average remaining lease term was 7.5 years and the weighted average discount rate used to determine the operating lease liability was 4.4%.

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

In May 2023, the Company entered into an agreement to sublease its 2nd floor of corporate office space in San Diego to a sublessee with a total minimum sublease income of $18.4 million over a term of approximately 7 years and 6 months. As of June 30, 2023, the sublease had not commenced.

11. Income Taxes

For the three months ended June 30, 2023 and 2022, the Company recognized an income tax expense of $5.2 million on a pre-tax income of $6.3 million and income tax expense of $0.4 million on a pre-tax loss of $33.6 million, respectively, resulting in effective tax rates of 82.4% and -1.3%, respectively. The effective tax rate for the three months ended June 30, 2023 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the three months ended June 30, 2022 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

For the six months ended June 30, 2023 and 2022, the Company recognized an income tax expense of $3.3 million on a pre-tax loss of $38.6 million and income tax expense of $0.9 million on a pre-tax loss of $146.1 million, respectively, resulting in effective tax rates of -8.6% and -0.6%, respectively. The effective tax rate for the six months ended June 30, 2023 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the six months ended June 30, 2022 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

The Company calculated the provision for income taxes for the three and six months ended June 30, 2023 using a discrete effective tax rate method as the annual effective tax rate method would not provide a reliable estimate. For the three and six months ended June 30, 2022, the Company calculated the provision for income taxes by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items.

12. Subsequent Event

In July 2023, the Company expanded its current licensing agreement for trofinetide with Neuren to acquire rights to the drug outside of North America as well as global rights in Rett syndrome and Fragile X syndrome to Neuren’s development candidate NNZ-2591. Under the terms of the expanded agreement, Neuren will receive an upfront payment of $100.0 million and is eligible to receive up to the following additional milestone payments based on the achievement of certain development and sales milestones (in thousands):

	Trofinetide	NNZ-2591
Development milestones	$—	$15,000
First commercial sale milestones
North America	—	40,000
Europe	45,000	45,000
Japan	18,750	18,750
Sales milestones
North America	—	350,000
Europe	170,000	170,000
Japan	110,000	110,000
Rest of World	82,500	82,500
Total milestone payments	$426,250	$831,250

In addition, the Company will be required to pay Neuren tiered royalties from the mid-teens to low-twenties percent of trofinetide net sales outside of North America. Percentage royalties related to NNZ-2591 net sales are identical to the trofinetide in each of North America and outside North America.

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

In connection with the FDA approval of DAYBUE in March 2023, we were required to make a milestone payment of $40.0 million to Neuren following the first commercial sale of DAYBUE pursuant to the license agreement. The $40.0 million milestone was paid in June 2023. We capitalized the $40.0 million milestone payment as an intangible asset as it was deemed probable of occurring as of March 31, 2023 and began amortizing it on a straight-line basis over the estimated useful life in April 2023. In addition, we were granted a Rare Pediatric Disease PRV following the FDA approval of DAYBUE. Pursuant to the license agreement, we are required to pay Neuren one third of the value of the PRV at the time of sale or use of the PRV. If the PRV is sold, the amount to be paid will be the sale value net applicable fees. If the PRV is not sold but used by us, the amount to be paid will be the average price of most recent three publicly announced sales of Rare Pediatric Disease PRVs immediately preceding the issuance of the PRV to us. We capitalized the $29.6 million for the estimated PRV value owed to Neuren as an intangible asset and began amortizing it on a straight-line basis over the estimated useful life in April 2023.

In July 2023, we expanded our current licensing agreement for trofinetide with Neuren to acquire rights to the drug outside of North America as well as global rights in Rett syndrome and Fragile X syndrome to Neuren’s development candidate NNZ-2591. Under the terms of the expanded agreement, Neuren will receive an upfront payment of $100.0 million and is eligible to receive up to an additional $426.3 million in milestone payments based on the achievement of certain commercial and sales milestones for trofinetide outside of North America and up to $831.3 million in milestone payments based on the achievement of certain development and sales milestones for NNZ-2591. In addition, we will be required to pay Neuren tiered, escalating, double-digit percentage royalties based on net sales of trofinetide and NNZ-2591.

Through its unique mechanism and the clinical studies conducted to date, we believe that pimavanserin has the potential to address important unmet medical needs in neurological and psychiatric disorders in addition to PDP. Today we are evaluating pimavanserin for the treatment of the negative symptoms of schizophrenia in a Phase 3 clinical development program. The negative symptoms of schizophrenia have been associated with poor long-term outcomes and disability even when the positive symptoms are well-controlled, and today there are no FDA-approved therapies. In the fourth quarter of 2019 we announced positive results from our pivotal ADVANCE study and in the third quarter of 2020, we initiated a second pivotal study, ADVANCE-2. The Phase 3 program is evaluating the efficacy of pimavanserin in patients with predominantly negative symptoms of schizophrenia who have achieved adequate control of positive symptoms with their existing antipsychotic treatment. We completed enrollment in ADVANCE-2 and expect that top-line results will be available in the first quarter of 2024.

In June 2023, we announced that we added a new Phase 3 development candidate to our rare disease portfolio, ACP-101 (intranasal carbetocin), for the treatment of hyperphagia (a false and unrelenting state of starvation) in Prader-Willi syndrome (PWS). We acquired worldwide rights to develop and commercialize ACP-101 with the acquisition of Levo Therapeutics in June 2022. We recently aligned on plans with the FDA to initiate a Phase 3 study in the fourth quarter of 2023.

In addition, in August 2022 we announced that we are developing an internally discovered new molecule, ACP-204, which builds upon the learnings of pimavanserin in the treatment of neuropsychiatric symptoms. We completed Phase 1 development of ACP-204 which demonstrated a favorable safety and tolerability profile, and supports its target product profile as a potential treatment for Alzheimer’s disease psychosis (ADP). We met with the FDA, aligned on dosing and plans to initiate a Phase 2 study in the fourth quarter of 2023. ACP-204 is a new chemical entity for which we hold the worldwide rights.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of June 30, 2023, we had an accumulated deficit of $2.4 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may continue to incur operating losses for the next few years as we incur significant research and development costs and costs for commercialization of DAYBUE.

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

During the pandemic, the growth of sales of NUPLAZID was negatively impacted by a reduction in patient office visits, reduced occupancy rates at long-term care facilities, and reduced access to healthcare professionals. While we have observed incremental improvements in some of these factors since 2021, their levels are still below where they were pre-pandemic. No assurances can be given that the changes in medical care resulting from the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects.

Financial Operations Overview

Product Revenues

Net product sales consist of sales of NUPLAZID and DAYBUE. The FDA approved NUPLAZID in April 2016 for the treatment of hallucinations and delusions associated with PDP and we launched the product in the United States in May 2016. The FDA approved DAYBUE in March 2023 for the treatment of Rett syndrome and we launched the product in the United States in April 2023.

Cost of Product Sales

Cost of product sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of NUPLAZID and DAYBUE. Cost of product sales may also include period costs related to certain inventory manufacturing services, excess or obsolete inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances. In addition, cost of product sales may include license fees and royalties. License fees and royalties currently consist of milestone payments expensed or capitalized and subsequently amortized under our 2018 license agreement with Neuren. License fees and royalties also include royalties of tiered, escalating, double-digit percentages due to Neuren based upon net sales of DAYBUE.

Cost of sales for newly launched product will not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. The cost of sales as a percentage of net sales of DAYBUE for the three and six months ended June 30, 2023 was enhanced by sales of the initial pre-launch inventory, and therefore, use of active pharmaceutical ingredients and components that were previously expensed as research and development expense prior to the launch of DAYBUE, referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of DAYBUE will increase significantly after we have sold all zero cost inventories and commenced the sales of inventories which will reflect the full cost of manufacturing.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have focused on pimavanserin, trofinetide, ACP-204 and other early-stage programs. We currently are responsible for all costs incurred in the ongoing development of pimavanserin and we expect to continue to make substantial investments in clinical studies of pimavanserin for the treatment of the negative symptoms of schizophrenia. In connection with the FDA approval of NUPLAZID, we committed to conduct four post-marketing studies. The fourth commitment, a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID, is completed and pending for FDA’s acknowledgement and acceptance. In connection with the FDA approval of DAYBUE, we are required to conduct post-marketing work, including a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies, and nonclinical in vitro drug interaction studies. We will be responsible for all costs incurred for these post-marketing requirements. In addition, we expect to incur increased research and development expenses as a result of advancement of our early-stage development pipeline programs.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, and our early-stage programs. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other early-stage programs. The following table summarizes our research and development expenses for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Costs of external service providers:
NUPLAZID (pimavanserin)	$15,780	$9,784	$30,087	$31,590
DAYBUE (trofinetide)	5,418	19,130	22,854	30,210
Early-stage programs	19,274	18,722	37,490	33,546
Upfront and milestone payments*	—	5,734	—	65,734
Subtotal	40,472	53,370	90,431	161,080
Internal costs	14,633	15,044	29,846	30,725
Stock-based compensation	3,666	7,232	7,638	12,696
Total research and development expenses	$58,771	$75,646	$127,915	$204,501

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and DAYBUE and the extent to which we generate revenue from product sales, our development of pimavanserin for the negative symptoms of schizophrenia, our further development of the early-stage pipeline programs and the progress and timing of expenditures related to studies of NUPLAZID in PDP pursuant to our post-marketing commitments. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact that macroeconomic developments, including recent and potential future bank failures, and the ongoing conflict between Ukraine and Russia may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended June 30, 2023 and 2022

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $165.2 million and $134.6 million for the three months ended June 30, 2023 and 2022, respectively.

Net product sales of NUPLAZID were $142.0 million and $134.6 million for the three months ended June 30, 2023 and 2022, respectively. The increase in net product sales of NUPLAZID of $7.4 million was primarily due to a higher average net selling price of NUPLAZID in 2023 compared to 2022. Also contributing to the increase was the growth in NUPLAZID unit sales in the three months ended June 30, 2023 as compared to the same period in 2022. Net product sales of DAYBUE were $23.2 million for the three months ended June 30, 2023. There were no net product sales of DAYBUE during the three months ended June 30, 2022.

Cost of Product Sales

Cost of product sales was $7.5 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively, or approximately 5% and 2% of net product sales, respectively. The increase of cost of product sales was primarily due to the $3.7 million license fees and royalties expensed during the three months ended June 30, 2023, including royalties due to Neuren based on net sales of DAYBUE and the amortization of the milestone payments expensed or capitalized under our 2018 license agreement with Neuren. There were no license fees and royalties in the same period of 2022.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of product sales included previously expensed inventories, the total cost of sales with these manufacturing costs included for the three months ended June 30, 2023 would have increased by approximately $1.5 million.

Research and Development Expenses

Research and development expenses decreased to $58.8 million for the three months ended June 30, 2023, including $3.7 million in stock-based compensation expense, from $75.6 million for the three months ended June 30, 2022, including $7.2 million in stock-based compensation expense. The decrease in research and development expenses was mainly due to the decreased costs associated with pre-approval manufacturing supply expenses for trofinetide for the treatment of Rett syndrome.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $96.0 million for the three months ended June 30, 2023, including $11.3 million in stock-based compensation expense, from $89.9 million for the three months ended June 30, 2023, including $12.9 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to increased personnel costs associated with the DAYBUE launch.

Comparison of the Six Months Ended June 30, 2023 and 2022

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $283.7 million and $250.0 million for the six months ended June 30, 2023 and 2022, respectively.

Net product sales of NUPLAZID were $260.5 million and $250.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase in net product sales of NUPLAZID of $10.5 million was primarily due to a higher average net selling price of NUPLAZID in 2023 compared to 2022. Net product sales of DAYBUE were $23.2 million for the six months ended June 30, 2023. No sales of DAYBUE were recognized during the six months ended June 30, 2022.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2023 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2022	$10,923	$(340)	$26,046	$36,629
Provision related to current period sales	42,246	2,143	56,629	101,018
Credits/payments for current period sales	(31,246)	(2,349)	(23,105)	(56,700)
Credits/payments for prior period sales	(10,923)	340	(15,680)	(26,263)
Balance as of June 30, 2023	$11,000	$(206)	$43,890	$54,684

Cost of Product Sales

Cost of product sales was $9.1 million and $5.6 million for the six months ended June 30, 2023 and 2022, respectively, or approximately 3% and 2% of net product sales, respectively. The increase of cost of product sales was primarily due to the $3.7 million license fees and royalties expensed for the six months ended June 30, 2023, including royalties due to Neuren based on net sales of DAYBUE and the amortization of the milestone payments expensed or capitalized under our 2018 license agreement with Neuren. There were no license fees and royalties during the same period in 2022.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. Prior to receiving FDA approval for DAYBUE in March 2023, we manufactured inventory and recorded approximately $29.9 million related to the zero cost inventory as research and development expense. Utilizing the actual direct costs to manufacture DAYBUE prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the six months ended June 30, 2023 would have increased by approximately $1.5 million. We do not expect our cost of product sales for DAYBUE to increase significantly as a percentage of net product sales in future periods as we continue to produce inventory for future sales.

Subsequent to using our entire zero cost inventories, we estimate our overall cost of product sales as a percentage of total net product sales will be in the range of a mid-single digit to high single digit percentage.

Research and Development Expenses

Research and development expenses decreased to $127.9 million for the six months ended June 30, 2023, including $7.6 million in stock-based compensation expense, from $204.5 million for the six months ended June 30, 2022, including $12.7 million in stock-based compensation expense. The decrease in research and development expenses was mainly due to the $60 million upfront payment made to Stoke for the license and collaboration agreement in 2022 as well as a reduction in overall program spend.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $197.2 million for the six months ended June 30, 2023, including $21.9 million in stock-based compensation expense, from $186.6 million for the six months ended June 30, 2022, including $22.1 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to increased commercial costs associated with the DAYBUE launch, partially offset by efficiencies in our commercial support of NUPLAZID.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income, and with revenues from sales of NUPLAZID and DAYBUE since their approvals. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spend for our ongoing and planned commercial activities for NUPLAZID, our commercialization of DAYBUE for the treatment of Rett syndrome, our ongoing and planned development activities for pimavanserin for the negative symptoms of schizophrenia, studies to be conducted pursuant to our post-marketing commitments and our ongoing and planned development activities for the early-stage pipeline programs. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through and beyond the next 12 months.

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

As discussed above, in connection with the FDA approval of DAYBUE in March 2023, we were required to make a milestone payment of $40.0 million to Neuren following the first commercial sale of DAYBUE pursuant to the license agreement. The milestone was paid in June 2023. We were granted a PRV following the FDA approval of DAYBUE. Pursuant to the license agreement, we are required to pay Neuren one third of the value of the PRV upon sale or use of the PRV. In addition, under the terms of the expanded agreement in July 2023, we will make an upfront payment to Neuren of $100.0 million.

Cash Flows

At June 30, 2023, we had $375.4 million in cash, cash equivalents, and investment securities, compared to $416.8 million at December 31, 2022. This $41.4 million decrease was primarily due to cash used in operating activities, including the $40.0 million milestone payment paid to Neuren following the first commercial sale of DAYBUE. Net cash used in operating activities decreased to $9.7 million for the six months ended June 30, 2023 compared to $89.5 million for the six months ended June 30, 2022. This decrease in cash used in operations was primarily resulted from an increase in our net revenues and decreased research and development costs mainly due to the $60 million upfront payment made to Stoke in 2022.

Net cash used in investing activities totaled $1.8 million for the six months ended June 30, 2023 compared to net cash provided by investing activities of $75.5 million for the six months ended June 30, 2022. The increase in net cash used in investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to milestone payment of $40 million to Neuren and decreased net sale and maturities of investment securities.

Net cash provided by financing activities increased to $6.9 million for the six months ended June 30, 2023 compared to $6.3 million for the six months ended June 30, 2022. This increase in net cash provided by financing activities for the six months ended June 30, 2023 was attributable primarily to an increase in proceeds resulting from the exercise of employee stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, municipal bonds, and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

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

•
Public health threats have impacted our clinical trials and could have an adverse effect on our operations and financial results, or may cause us to modify or suspend our financial guidance.
•
We previously have depended, and in the future may depend, on collaborations with third parties to develop and commercialize selected product candidates other than pimavanserin, and we have limited control over how those third parties conduct development and commercialization activities for such product candidates.
•
We currently depend, and in the future will continue to depend, on third parties to manufacture NUPLAZID, DAYBUE and any other product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID, DAYBUE or any other product candidates.
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

Risks Related to Our Business

Our prospects are highly dependent on the continued successful commercialization of NUPLAZID and the successful commercialization of DAYBUE. To the extent we cannot maintain or increase sales of NUPLAZID or successfully launch DAYBUE, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

In March 2023, we announced FDA approval of DAYBUE for the treatment of Rett syndrome in adult and pediatric patients two years of age and older, and DAYBUE became available for prescription in the United States in April 2023. NUPLAZID has been approved for the treatment of hallucinations and delusions associated with PDP, in the U.S. since April 2016.

The successful commercialization of NUPLAZID and DAYBUE is subject to many risks, and there is no guarantee that we will be able to maintain or increase sales of NUPLAZID and successfully launch DAYBUE. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we may need to further expand and develop the team in order to successfully commercialize NUPLAZID and DAYBUE for additional indications. Even if we are successful in developing our commercial team, there are many factors that could negatively impact the sales of our products or cause the continued commercialization of our products to be unsuccessful, including a number of factors that are outside our control. The continued commercial success of NUPLAZID currently depends on the extent to which patients, caregivers and physicians recognize and diagnose PDP and accept and adopt NUPLAZID as a treatment for hallucinations and delusions associated with PDP, and we do not know whether our or others’ estimates in this regard will be accurate. We have changed, and may continue to change, the price of NUPLAZID from time to time. Physicians may not prescribe NUPLAZID and patients may be unwilling to use NUPLAZID if coverage is not provided, coverage changes in the future or reimbursement is inadequate to cover a significant portion of the cost. Similarly, the successful commercial launch of DAYBUE currently depends on the extent to which patients, caregivers and physicians recognize and diagnose Rett syndrome and accept and adopt DAYBUE as a treatment for Rett syndrome, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe DAYBUE and patients may be unwilling to use DAYBUE if coverage is not provided, coverage changes in the future or reimbursement is inadequate to cover a significant portion of the cost. While we have established our commercial team and have hired our U.S. sales force for DAYBUE, we may need to further expand and develop the team in order to successfully commercialize DAYBUE. Thus, significant uncertainty remains regarding the commercial potential of DAYBUE.

Additionally, any negative publicity related to NUPLAZID or DAYBUE, or negative development for NUPLAZID or DAYBUE in our post-marketing commitments, in clinical development in additional indications, or in regulatory processes in other jurisdictions, may adversely impact our commercial results and potential of NUPLAZID or DAYBUE. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID and DAYBUE.

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

NUPLAZID and DAYBUE have only been studied in a limited number of patients. As we commercialize NUPLAZID and DAYBUE, they are becoming available to a much larger number of patients, and we do not know whether the results of NUPLAZID and DAYBUE use in such larger number of patients will be consistent with the results from our clinical studies.*

Prior to commencing their commercial launch, NUPLAZID and DAYBUE were administered only to a limited number of patients in clinical studies. We do not know whether the results, when a larger number of patients are exposed to NUPLAZID and DAYBUE, including results related to safety and efficacy, will be consistent with the results from the clinical studies of NUPLAZID and DAYBUE that served as the basis for their approval. New data relating to NUPLAZID and DAYBUE, including from adverse event reports and applicable post-marketing studies in the U.S., and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of NUPLAZID or DAYBUE from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing NUPLAZID or DAYBUE marketing applications for indications other than in PDP or Rett syndrome, respectively, and/or in other jurisdictions, or impose additional post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

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

We initiated the Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in August 2020. We completed the enrollment with top-line results expected inthe firest quarter of 2024. There is no guarantee that our ongoing study will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve pimavanserin for that indication.

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
•
publicity concerning us, our products or competing products and treatments; and
•
our ability to obtain and maintain sufficient third-party insurance coverage or adequate reimbursement levels.

If a product does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide patient benefit, that product will not achieve market acceptance and will not generate sufficient revenues to achieve or maintain profitability.

With respect to NUPLAZID specifically, successful commercialization will depend on whether and to what extent physicians, long-term care facilities and pharmacies, over whom we have no control, determine to utilize NUPLAZID. NUPLAZID is available to treat hallucinations and delusions associated with PDP, an indication for which no other FDA-approved pharmaceutical treatment currently exists. Because of this, it is particularly difficult to estimate NUPLAZID’s market potential and how physicians, payors and patients will respond to changes in the price of NUPLAZID. Additionally, the growth of NUPLAZID net sales was negatively impacted due to the COVID-19 pandemic. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of NUPLAZID, and a variety of assumptions directly impact the estimates for NUPLAZID’s market potential, including assumptions regarding the prevalence of PDP, the rate of diagnosis of PDP, the prevalence and rate of hallucinations and delusions in patients diagnosed with PDP, the rate of physician adoption of NUPLAZID, the potential impact of payor restrictions regarding NUPLAZID, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of NUPLAZID. For example, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PDP, and if they do prescribe treatment, they may prescribe other drugs, even though they are not approved in PDP, instead of NUPLAZID. In addition, even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PDP, issues may arise with respect to patient adherence and compliance rates. If patients do not adhere to the recommended dosing of NUPLAZID, patients and physicians may believe that NUPLAZID is less effective, and as a result they may stop taking it and prescribing it.

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

The commercial success of NUPLAZID and DAYBUE depends on acceptance by patients, caregivers and physicians, and there are a number of factors that could skew our or others’ estimates about prescribing behaviors and market adoption. If we fail to gain the acceptance of patients, caregivers and physicians, or if our estimates are inaccurate, these events could negatively impact our business, results of operations, financial condition and prospects.

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

We are solely responsible for the development and commercialization of pimavanserin and trofinetide.*

We have full responsibility for the pimavanserin and trofinetide programs throughout the world. We expect our research and development costs for continued development of pimavanserin and trofinetide to be substantial. We are currently undertaking ongoing development work for pimavanserin, including clinical trials of pimavanserin for indications other than in PDP, and trofinetide. In the event of approval for additional indications or in jurisdictions outside the U.S., we would need to add significant resources, and possibly raise additional capital, in order to further commercialize pimavanserin and trofinetide, and to conduct the necessary sales and marketing activities, and to conduct further development activities.

With respect to NUPLAZID, our current strategy is to continue to commercialize NUPLAZID for the treatment of hallucinations and delusions associated with PDP in the U.S. using our specialty sales force focused primarily on neurologists, a small group of psychiatrists, and pharmacists and physicians in long-term care facilities who treat PDP patients. If we are approved to commercialize NUPLAZID in markets outside of the U.S., we may need to establish one or more strategic alliances in the future for that purpose. Without future additional resources or collaboration partners in the U.S. and abroad, we might not be able to realize the full value of NUPLAZID.

Furthermore, even though NUPLAZID is approved for the treatment of hallucinations and delusions associated with PDP, a failure in a subsequent pimavanserin study for another indication, including our ongoing study in schizophrenia, or any additional studies, or a failure in our post-marketing studies could harm our ability to successfully market NUPLAZID for the treatment of hallucinations and delusions associated with PDP or could lead to it being withdrawn from the market. Similarly, even though DAYBUE is approved for the treatment of Rett syndrome in adult and pediatric patients two years of age and older, a failure in a subsequent trofinetide study for another indication or any additional studies could harm our ability to successfully market DAYBUE for the treatment of Rett syndrome in adult and pediatric patients two years of age and older or could lead to it being withdrawn from the market.

If we are unable to develop pimavanserin or trofinetide for other indications or in other jurisdictions, we may not be able to maximize the potential of the compounds and that could have a material adverse effect on our future revenues and our success as a company.

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

We are currently conducting several studies, including early stage studies of an internally-developed compound known as ACP-204, which is akin to pimavanserin, and ACP-101 for the treatment of hyperphagia in Prader-Willi syndrome and may conduct additional studies in the future.

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

If we receive approval of NUPLAZID or DAYBUE in additional indications, we may need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of June 30, 2023, we employed approximately 540 employees. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, and integrate additional employees and retain existing employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

Our net losses may continue for the next few years and we are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of June 30, 2023, we had an accumulated deficit of approximately $2.4 billion. We may incur net losses over the next few years as we expect to invest in the commercialization of NUPLAZID and DAYBUE and advance our development programs, including developing additional internal systems and infrastructure and hiring additional personnel. We also expect such investments and advancements will increase our expenses in the coming years. Thus, our future operating results and profitability may fluctuate from period to period, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID and DAYBUE or successfully develop and commercialize our other product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $375.4 million at June 30, 2023. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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
•
the impact of geopolitical and macroeconomic developments, such as recent and potential future bank failures, general political, health and economic conditions, including the Ukraine-Russia conflict, COVID-19, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business;
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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including recent and potential future bank failures, material shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

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

Public health threats have impacted our clinical trials and could have an adverse effect on our operations and financial results, or may cause us to modify or suspend our financial guidance.*

The COVID-19 pandemic had a major impact on the financial markets, the global economy and the economies of particular countries or regions, and led to, among other things, travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders imposed by authorities and the extended shutdown of certain non-essential businesses in the U.S. throughout the world, including in countries where we have planned or active clinical trials. In an effort to protect the health and safety of our employees, our community, and our stakeholders, we have developed dynamic pandemic and workplace health policies applicable to all of our employees. These policies are localized based on current COVID-19 conditions, regulatory guidance, public health and scientific recommendations, and federal, state, and local laws. We have reopened our offices to allow employees to return, but will continue to closely monitor the COVID-19 situation. We may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition. The effects and duration of such measures could have a material adverse impact on our business, results of operations, financial condition and prospects.

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

During the pandemic, the growth of sales of NUPLAZID was negatively impacted by a reduction in patient office visits, reduced occupancy rates at long-term care facilities, and reduced access to healthcare professionals. While we have observed incremental improvements in some of these factors since 2021, their levels are still below where they were pre-pandemic. No assurances can be given that the changes in medical care resulting from the pandemic will not continue to have additional negative impacts on our business, results of operations, financial condition and prospects.

The geo-political turmoil resulting from Russia’s invasion of Ukraine, including the widespread and significant economic sanctions imposed on Russia, has caused significant disruptions of our clinical trial activities in Russia and Ukraine.*

We have engaged CROs to conduct clinical trials worldwide. Certain of our trials have a limited number of clinical sites in Russia and Ukraine where patient recruiting and screening were not complete at the time of Russia’s military aggression in Ukraine. The resulting geo-political turmoil has caused significant disruptions, including the suspension of further new enrollment of patients at our clinical trial sites in Ukraine and Russia. Existing patients may have been evacuated or relocated far from clinical sites, making it difficult for participation in our clinical trials. Site personnel and/or CRO personnel may be unavailable or otherwise unable to conduct clinical trial activities. Furthermore, the widespread sanctions imposed on Russia have affected clinical sites in Russia managed by our CROs. In addition, clinical sites, their personnel and patients may not be able to continue in the trials and therefore we have terminated the trials in Russia. While we have a limited number of clinical sites in Ukraine and Russia, these significant disruptions and the suspension/termination of clinical trial activities could potentially delay the completion of enrollment in our clinical trials and complicate the analysis of data, as affected clinical sites might not be able to have their data be validated or protocol assessments may be missed. Even if data collection can be completed, the FDA may be unable to audit clinical trial sites in Ukraine or Russia. Interruptions of clinical trials may further delay our clinical development and the potential authorization or approval of our product candidates, which could materially increase our costs and adversely affect our ability to commence product sales and generate revenues.

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

Although we design and manage our current preclinical studies and clinical trials, we currently do not have the ability to conduct clinical trials for our product candidates on our own. We rely on CROs, medical institutions, clinical investigators, and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. In addition, we also rely on third parties to assist with our preclinical studies, including studies regarding biological activity, safety, absorption, metabolism, and excretion of product candidates. Some of these third parties may experience shutdowns or other disruptions as a result of COVID-19 and therefore may be unable to provide the level of service that we have received in the past.

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

We have contracted with Patheon Pharmaceuticals Inc. to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product for commercial use in the U.S. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S. Additionally, we have contracted with Siegfried AG to manufacture active pharmaceutical ingredient (API), to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API, and we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. While we currently have sufficient API for both NUPLAZID and DAYBUE and NUPLAZID and DAYBUE finished products on hand to continue our commercial and clinical operations as planned, depending on the effects of geopolitical and macroeconomic developments and whether such developments cause disruptions, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflict between Ukraine and Russia, our supply chain may be disrupted, limiting our ability to manufacture and distribute NUPLAZID or DAYBUE for commercial sales and our product candidates for our clinical trials and research and development operations. Additionally, if NUPLAZID is approved for commercial sale in jurisdictions outside the U.S., we will need to contract with a third party to manufacture such products for commercial sale in the U.S. and/or in such other jurisdictions. We may not be able to enter into such contracts in a timely manner or on acceptable terms, if at all.

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

If we fail to comply with the obligations in agreements under which we license intellectual property rights from third parties, we could lose license rights to certain of our product candidates.*

In July 2023, we entered into an expanded license agreement with Neuren under which we have the exclusive worldwide rights to develop and commercialize trofinetide for Rett syndrome and other indications and NNZ-2591 for Rett syndrome and Fragile X syndrome. In January 2022, we entered into a license and collaboration agreement with Stoke to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS.

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

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID, DAYBUE or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services (“CMS”) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are subject to stringent regulation in connection with the marketing of NUPLAZID, DAYBUE and any other products derived from our product candidates, which could delay the development and commercialization of our products.*

The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Neither we nor our collaborators can market a pharmaceutical product, including NUPLAZID and DAYBUE, in the U.S. until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, the FDA and other regulatory agencies may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. These limitations may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate.

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

For example, the use of NUPLAZID for the treatment of PDP competes with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine. Pimavanserin for the treatment of negative symptoms of schizophrenia, if approved for that indication, would compete with off-label use of Vraylar, marketed by Allergan, Rexulti, marketed by Otsuka Pharmaceutical Co., Ltd., Latuda, marketed by Sunovion Pharmaceuticals Inc., Caplyta, marketed by IntraCellular Therapeutics and various generic drugs, including quetiapine, clozapine, risperidone, aripiprazole, and olanzapine. In addition, DAYBUE will compete indirectly with off-label usage of branded and generic prescription medications targeted at individual symptoms of Rett syndrome, including antiepileptics, antipsychotics, antidepressants and benzodiazepines. In addition, Anavex has a product, Anavex 2-73 in development for the potential treatment of Rett syndrome. Several academic institutions and pharmaceutical companies are currently conducting clinical trials for the treatment of various symptoms of Rett syndrome.

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 3, 2023 to July 31, 2023, the closing price of our common stock has ranged from a low of $16.32 per share to a high of $33.47 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
fluctuations in our operating results;
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
•
disruptions caused by geopolitical or macroeconomic developments or other business interruptions, including, for example, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing conflict between Ukraine and Russia and related sanctions; and
•
economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest.

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. For example, we, and certain of our current and former officers and directors, are subject to numerous lawsuits related to prior statements about NUPLAZID and our sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with DRP, as described in “Legal Proceedings”. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation has resulted in additional costs in the past and could result in further substantial costs and diversion of our management’s attention and resources in the future, which could have a material adverse effect on our business, operating results or financial condition.

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

Historically, turmoil and volatility in the financial markets (including recent volatility as a result of geopolitical and macroeconomic developments such as the ongoing conflict between Ukraine and Russia) have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to financing in the future. This could have a material adverse effect on our ability to access funding on acceptable terms, or at all, and our stock price may suffer further as a result.

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

10.1[a]	Joint Venture and License Agreement, dated July 13, 2023, by and between the Registrant and Neuren Pharmaceuticals Ltd.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 2, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_______________

a Pursuant to Item 601(b)(10) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted (indicated by “[…***…]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: August 2, 2023	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)