Form 10-Q
period 2023-09-30
ACADIA PHARMACEUTICALS INC
filed 2023-11-03
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of registrant’s common stock outstanding as of the close of business on October 25, 2023:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	164,180,377

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and cash equivalents	$98,193	$114,846
Investment securities, available-for-sale	247,727	301,977
Accounts receivable, net	92,802	62,195
Interest and other receivables	1,730	885
Inventory	20,768	6,636
Prepaid expenses	37,950	21,398
Total current assets	499,170	507,937
Property and equipment, net	4,884	6,021
Operating lease right-of-use assets	50,758	55,573
Intangible assets, net	66,855	—
Restricted cash	5,770	5,770
Long-term inventory	4,628	4,924
Other assets	475	7,587
Total assets	$632,540	$587,812
Liabilities and stockholders’ equity
Accounts payable	$12,310	$12,746
Accrued liabilities	197,293	112,884
Total current liabilities	209,603	125,630
Operating lease liabilities	48,103	52,695
Other long-term liabilities	12,660	9,074
Total liabilities	270,366	187,399
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at September 30, 2023 and December 31, 2022; 163,968,949 shares and 162,064,872 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	2,839,111	2,770,923
Accumulated deficit	(2,476,634)	(2,369,551)
Accumulated other comprehensive loss	(319)	(975)
Total stockholders’ equity	362,174	400,413
Total liabilities and stockholders’ equity	$632,540	$587,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Product sales, net	$211,699	$130,714	$495,396	$380,745
Total revenues	211,699	130,714	495,396	380,745
Operating expenses
Cost of product sales	14,622	2,136	23,747	7,753
Research and development	156,963	81,336	284,878	285,837
Selling, general and administrative	97,890	78,108	295,094	264,688
Total operating expenses	269,475	161,580	603,719	558,278
Loss from operations	(57,776)	(30,866)	(108,323)	(177,533)
Interest income, net	4,125	2,295	12,475	2,980
Other income	1,508	2,156	5,109	1,999
Loss before income taxes	(52,143)	(26,415)	(90,739)	(172,554)
Income tax expense	13,033	768	16,344	1,696
Net loss	$(65,176)	$(27,183)	$(107,083)	$(174,250)
Net loss per common share, basic and diluted	$(0.40)	$(0.17)	$(0.65)	$(1.08)
Weighted average common shares outstanding, basic and diluted	164,234	161,852	163,488	161,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(65,176)	$(27,183)	$(107,083)	$(174,250)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	223	(527)	662	(1,187)
Foreign currency translation adjustments	(7)	6	(6)	14
Comprehensive loss	$(64,960)	$(27,704)	$(106,427)	$(175,423)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(107,083)	$(174,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	48,398	53,787
Amortization of premiums and accretion of discounts on investment securities	(5,754)	(642)
Amortization of intangible assets	2,728	—
Gain on strategic investment	(5,109)	(1,998)
Loss on sale of investment securities	524	—
Depreciation	1,187	1,537
Changes in operating assets and liabilities:
Accounts receivable, net	(30,607)	8,633
Interest and other receivables	(845)	575
Inventory	(13,741)	2,105
Prepaid expenses	(16,552)	899
Other assets	(32)	4,845
Operating lease right-of-use assets	5,029	(48)
Accounts payable	(436)	3,132
Accrued liabilities	55,037	17,771
Operating lease liabilities	(5,017)	(5,959)
Long-term liabilities	3,586	(568)
Net cash used in operating activities	(68,687)	(90,181)
Cash flows from investing activities
Purchases of investment securities	(265,878)	(269,626)
Sale and maturity of investment securities	326,020	360,615
Proceeds from sales of strategic investment	12,253	—
Purchases of property and equipment	(50)	—
Intangible assets	(40,000)	—
Net cash provided by investing activities	32,345	90,989
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	19,695	6,585
Net cash provided by financing activities	19,695	6,585
Effect of exchange rate changes on cash	(6)	14
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,653)	7,407
Cash, cash equivalents and restricted cash
Beginning of period	120,616	153,205
End of period	$103,963	$160,612
Supplemental disclosure of noncash information:
Accrued milestone and contingent payments in connection with asset acquisition	$29,583	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total stockholders’ equity, beginning balances	$395,793	$434,848	$400,413	$540,894
Common stock:
Beginning balance	16	16	16	16
Ending balance	16	16	16	16
Additional paid-in capital:
Beginning balance	2,807,770	2,736,318	2,770,923	2,694,646
Issuance of common stock from exercise of stock options and units	12,751	287	17,032	3,560
Issuance of common stock pursuant to employee stock purchase plan	—	—	2,663	3,025
Stock-based compensation	18,590	18,256	48,493	53,630
Ending balance	2,839,111	2,754,861	2,839,111	2,754,861
Accumulated deficit:
Beginning balance	(2,411,458)	(2,300,643)	(2,369,551)	(2,153,576)
Net loss	(65,176)	(27,183)	(107,083)	(174,250)
Ending balance	(2,476,634)	(2,327,826)	(2,476,634)	(2,327,826)
Other comprehensive (loss) income:
Beginning balance	(535)	(843)	(975)	(192)
Other comprehensive income (loss)	216	(522)	656	(1,173)
Ending balance	(319)	(1,365)	(319)	(1,365)

Total stockholders’ equity, ending balances	$362,174	$425,686	$362,174	$425,686

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

Risk and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and potential disruptions from the ongoing Russia-Ukraine conflict and related sanctions, and the ongoing conflict in Israel. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$114,846	$98,193	$147,435	$154,842
Restricted cash	5,770	5,770	5,770	5,770
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$120,616	$103,963	$153,205	$160,612

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of September 30, 2023 the Company determined that an allowance for credit loss was not required.

Revenues

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, all of which are sales in the U.S. Revenues by product are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NUPLAZID	$144,828	$130,714	$405,308	$380,745
DAYBUE	66,871	—	90,088	—
Product sales, net	$211,699	$130,714	$495,396	$380,745

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

In connection with the first commercial sale of DAYBUE in April 2023, the Company made a milestone payment of $40.0 million pursuant to its 2018 license agreement with Neuren Pharmaceuticals Limited (Neuren), as disclosed in Note 9. The Company capitalized the $40.0 million payment as an intangible asset and began amortizing the asset in April 2023 on a straight-line basis over the estimated useful life of the licensed patents through early 2036. The Company recorded amortization expense related to this intangible asset of $0.8 million and $1.6 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, estimated future amortization expense related to the Company’s intangible asset was $0.8 million for the remainder of 2023, and $3.1 million for each subsequent year.

Following the FDA approval of DAYBUE, the Company was granted a Rare Pediatric Disease Priority Review Voucher (PRV). Pursuant to the license agreement, the Company is required to pay Neuren one third of the value of the PRV at the time of sale or use of the PRV. If the PRV is sold, the amount to be paid will be the sale value net of applicable fees. If the PRV is not sold but used by the Company, the amount to be paid will be the average price of the three most recent publicly announced sales of Rare Pediatric Disease PRVs immediately preceding the issuance of the PRV to the Company. The Company capitalized the $29.6 million for the estimated PRV value owed to Neuren as an intangible asset and began amortizing it in April 2023 on a straight-line basis over the estimated useful life of the licensed patents through early 2036. The Company recorded amortization expense related to this intangible asset of $0.6 million and $1.2 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, estimated future amortization expense related to the Company’s intangible asset was $0.6 million for the remainder of 2023, and $2.3 million for each subsequent year.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales as revenue from product sales is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible the assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the three and nine months ended September 30, 2023.

3. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights and restricted stock units are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at September 30, 2023 and 2022, stock options, employee stock purchase plan rights, restricted stock units, and warrants totaling approximately 22,109,000 shares and 21,652,000 shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of product sales	$276	$344	$644	$1,013
Research and development	5,063	6,452	12,701	19,148
Selling, general and administrative	13,200	11,516	35,053	33,626
	$18,539	$18,312	$48,398	$53,787

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

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$4,927	$1,926
Work in process	4,209	4,427
Raw material	16,260	5,207
	$25,396	$11,560
Reported as:
Inventory	$20,768	$6,636
Long-term inventory	4,628	4,924
Total	$25,396	$11,560

Amount reported as long-term inventory consisted of raw materials for NUPLAZID as of September 30, 2023 and December 31, 2022. The Company has raw materials beyond a one year production plan that help limit the exposures from potential supply interruption. Those raw materials beyond the one year production plan were classified as long-term inventory.

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued sales allowances	$66,358	$26,046
Accrued compensation and benefits	34,160	28,023
Accrued contingent payments	29,583	—
Accrued research and development services	25,304	35,048
Accrued consulting and professional fees	15,457	11,377
Current portion of lease liabilities	9,031	9,305
Accrued taxes	8,452	377
Other	8,948	2,708
	$197,293	$112,884

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$42,180	$—	$(90)	$42,090
Government sponsored enterprise securities	205,876	28	(267)	205,637
	$248,056	$28	$(357)	$247,727

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$15,956	$—	$(11)	$15,945
Government sponsored enterprise securities	81,216	16	(291)	80,941
Corporate debt securities	20,873	—	(98)	20,775
Commercial paper	184,923	30	(637)	184,316
	$302,968	$46	$(1,037)	$301,977

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

At September 30, 2023 and December 31, 2022, the Company had 29 and 43 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2023
U.S. Treasury notes	$42,090	$(90)	$—	$—	$42,090	$(90)
Government sponsored enterprise securities	168,112	(267)	—	—	168,112	(267)
Total	$210,202	$(357)	$—	$—	$210,202	$(357)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury notes	$15,945	$(11)	$—	$—	$15,945	$(11)
Government sponsored enterprise securities	58,254	(291)	—	—	58,254	(291)
Corporate debt securities	20,775	(98)	—	—	20,775	(98)
Commercial paper	135,200	(637)	—	—	135,200	(637)
Total	$230,174	$(1,037)	$—	$—	$230,174	$(1,037)

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

As of September 30, 2023, the Company did not intend to sell the investments in unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at September 30, 2023.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2023 and December 31, 2022.

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

The recurring fair value measurements of the Company’s financial assets and liabilities measured at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$43,908	$43,908	$—	$—
U.S. Treasury notes	42,090	42,090	—	—
Government sponsored enterprise securities	205,637	—	205,637	—
Total	$291,635	$85,998	$205,637	$—

Liabilities
Cash awards	$1,114	$—	$—	$1,114
Total	$1,114	$—	$—	$1,114

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$72,578	$72,578	$—	$—
U.S. Treasury notes	15,945	15,945	—	—
Equity securities	7,180	7,180	—	—
Government sponsored enterprise securities	94,803	—	94,803	—
Municipal bonds	20,775	—	20,775	—
Commercial paper	184,316	—	184,316	—
Total	$395,597	$95,703	$299,894	$—

Liabilities
Cash awards	$898	$—	$—	$898
Total	$898	$—	$—	$898

Changes in estimated fair value of contingent cash awards during the nine months ended September 30, 2023 are as follows (in thousands):

Balance as of December 31, 2022	$898
Vesting of awards	508
Expense forfeited	(117)
Change in fair value	(175)
Balance as of September 30, 2023	$1,114

8. Stockholders’ Equity

Contingent Cash Awards

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses over certain periods based on continued employment and the Company’s stock price reaching a pre-specified target. The maximum potential payout of the cash awards at the grant date was $15.1 million. The Company has determined that the cash awards were classified as liabilities pursuant to ASC Topic 718, Compensation –Stock Compensation. The Company estimates the fair value of the awards at each reporting period using a Monte Carlo simulation, which is recognized as compensation cost over the derived service period. Total fair value of the awards at the grant date was $4.4 million. The maximum potential payout at September 30, 2023 after adjusting for forfeitures was $10.3 million. The fair value of the awards at September 30, 2023 was approximately $1.5 million. During the three months ended September 30, 2023, the Company recorded a reversal of $1.0 million of compensation cost related to the awards. During the three months ended September 30, 2022, the Company recorded $0.3 million of compensation cost related to the awards. During the nine months ended September 30, 2023 and 2022, the Company recorded a total of $0.2 million and $0.4 million of compensation cost related to the awards, respectively.

2023 Inducement Plan

The Board adopted the Company’s 2023 Inducement Plan (Inducement Plan) on February 1, 2023. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the Company’s 2010 Equity Incentive Plan. The maximum number of shares of Company common stock that may be issued under the Inducement Plan is 1,750,000 shares. At September 30, 2023, there were 850,334 shares available for new grants.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of September 30, 2023, the Company may be required to make milestone payments up to $2.8 billion in the aggregate for candidates in its pipeline.

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

In July 2023, the Company expanded its licensing agreement for trofinetide with Neuren to acquire rights to the drug outside of North America as well as global rights in Rett syndrome and Fragile X syndrome to Neuren’s development candidate NNZ-2591. Under the terms of the expanded agreement, Neuren received an upfront payment of $100.0 million and is eligible to receive up to an additional $426.3 million in milestone payments based on the achievement of certain commercial and sales milestones for trofinetide outside of North America and up to $831.3 million in milestone payments based on the achievement of certain development and sales milestones for NNZ-2591. In addition, the Company will be required to pay Neuren tiered royalties from the mid-teens to low-twenties percent of trofinetide net sales outside of North America. Percentage royalties related to NNZ-2591 net sales are identical to the trofinetide in each of North America and outside North America. The expanded license agreement was accounted for as an asset acquisition and the upfront cash payment of $100.0 million was expensed to research and development in the third quarter of 2023 as there is no alternative use for the asset.

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

In connection with the Pimavanserin I Cases, only MSN remains as an active defendant. On April 6, 2023, the Company and MSN filed a stipulation and proposed order requesting adjournment of the final pre-trial conference and trial, and requesting resolution of the remaining issue – MSN’s validity challenge of the sole patent in suit – through summary judgment briefing by the parties, which was ordered by the Court on April 10, 2023. Briefing was completed on June 28, 2023 and oral argument took place on September 27, 2023.

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. A claim construction hearing is scheduled for December 19, 2023. Trial is scheduled in the matter for December 2, 2024.

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. Defendants filed a motion to dismiss the amended complaint on February 15, 2022. On September 27, 2022, the Court issued an order denying Defendants’ motion to dismiss. Defendants filed their answer to the amended complaint on October 19, 2022, and filed a motion for reconsideration on October 25, 2022. On February 2, 2023, the Court issued an order denying the motion for reconsideration. On August 21, 2023, plaintiffs filed a motion for class certification. Briefing on that motion is scheduled to conclude on January 12, 2024. The parties are currently engaged in discovery. The cutoff for fact discovery is March 15, 2024.

Management currently believes that none of the foregoing claims or other actions pending against the Company as of September 30, 2023 is likely to have, individually or in the aggregate, a material adverse effect on the Company’s business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.3 years to 7.7 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$2,706	$2,128	$7,628	$5,976

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,342	$2,294	$7,062	$6,722
Right-of-use assets obtained in exchange for operating lease obligations:	—	880	214	3,201

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease liabilities
Current portion included in accrued liabilities	$9,031	$9,305
Operating lease liabilities	48,103	52,695
Total operating lease liabilities	$57,134	$62,000

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2023	$2,364
Years ending December 31,
2024	9,228
2025	9,308
2026	8,672
2027	8,361
Thereafter	28,690
Total lease payments	66,623
Less:
Imputed interest	(9,489)
Total operating lease liabilities	$57,134

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2023, the weighted average remaining lease term was 7.3 years and the weighted average discount rate used to determine the operating lease liability was 4.4%.

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

In May 2023, the Company entered into an agreement to sublease its 2nd floor of corporate office space in San Diego to a sublessee with a total minimum sublease income of $18.4 million over a term of approximately 7 years and 6 months. The Company delivered the full procession of its 2nd floor of corporate office space to the sublessee in August 2023. Pursuant to the sublease agreement, the Company expects sublease payments to begin in December 2023.

11. Income Taxes

For the three months ended September 30, 2023 and 2022, the Company recognized an income tax expense of $13.0 million on a pre-tax loss of $52.1 million and income tax expense of $0.8 million on a pre-tax loss of $26.4 million, respectively, resulting in effective tax rates of -25.0% and -2.9%, respectively. The effective tax rate for the three months ended September 30, 2023 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the three months ended September 30, 2022 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

For the nine months ended September 30, 2023 and 2022, the Company recognized an income tax expense of $16.3 million on a pre-tax loss of $90.7 million and income tax expense of $1.7 million on a pre-tax loss of $172.6 million, respectively, resulting in effective tax rates of -18.0% and -1.0%, respectively. The effective tax rate for the nine months ended September 30, 2023 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the nine months ended September 30, 2022 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

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

Our commercial portfolio includes two products. In April 2016, the FDA approved NUPLAZID for the treatment of hallucinations and delusions associated with PDP, which is the first and only drug approved in the United States for this condition. In September 2023, we announced that the FDA made two changes to the NUPLAZID label clarifying its use in patients with Parkinson’s disease-related hallucinations and delusions, with or without dementia, which is consistent with the current indication. In March 2023, the FDA approved DAYBUE for the treatment of Rett syndrome, which is the first and only drug approved for this condition. DAYBUE became available for prescription in the United States in April 2023.

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

In July 2023, we expanded our current licensing agreement for trofinetide with Neuren to acquire rights to the drug outside of North America as well as global rights in Rett syndrome and Fragile X syndrome to Neuren’s development candidate NNZ-2591. Under the terms of the expanded agreement, Neuren received an upfront payment of $100.0 million and is eligible to receive up to an additional $426.3 million in milestone payments based on the achievement of certain commercial and sales milestones for trofinetide outside of North America and up to $831.3 million in milestone payments based on the achievement of certain development and sales milestones for NNZ-2591. In addition, we will be required to pay Neuren tiered, escalating, double-digit percentage royalties based on net sales of trofinetide and NNZ-2591.

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

In June 2023, we announced that we added a new Phase 3 development candidate to our rare disease portfolio, ACP-101 (intranasal carbetocin), for the treatment of hyperphagia (an intense persistent sensation of hunger accompanied by food preoccupations, an extreme drive to consume food, food-related behavior problems, and a lack of normal satiety) in Prader-Willi syndrome (PWS). We acquired worldwide rights to develop and commercialize ACP-101 with the acquisition of Levo Therapeutics in June 2022. After aligning on plans with the FDA, we plan to initiate a Phase 3 placebo-controlled study of ACP-101 for the treatment of hyperphagia in PWS in the fourth quarter of 2023.

In addition, in August 2022 we announced that we are developing an internally discovered new molecule, ACP-204, which builds upon the learnings of pimavanserin in the treatment of neuropsychiatric symptoms. We completed Phase 1 development of ACP-204 which demonstrated a favorable safety and tolerability profile, and supports its target product profile as a potential treatment for Alzheimer’s disease psychosis (ADP). We met with the FDA and aligned on dosing, and we plan to initiate a Phase 2 study of ACP-204 as a potential treatment for ADP in the fourth quarter of 2023. ACP-204 is a new chemical entity for which we hold the worldwide rights.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of September 30, 2023, we had an accumulated deficit of $2.5 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may continue to incur operating losses for the next few years as we incur significant research and development costs and costs for commercialization of DAYBUE.

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

Cost of Product Sales

Cost of product sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of NUPLAZID and DAYBUE. Cost of product sales may also include period costs related to certain inventory manufacturing services, excess or obsolete inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances. In addition, cost of product sales may include license fees and royalties. License fees and royalties currently consist of milestone payments capitalized and subsequently amortized under our 2018 license agreement with Neuren. License fees and royalties also include royalties of tiered, escalating, double-digit percentages due to Neuren based upon net sales of DAYBUE.

Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. Thus the cost of sales as a percentage of net sales of DAYBUE for the three and nine months ended September 30, 2023 was affected by use of the initial pre-launch inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of DAYBUE will increase significantly once we commence the sales of full cost inventories.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have focused on pimavanserin, trofinetide, ACP-204 and other early-stage programs. We currently are responsible for all costs incurred in the ongoing development of pimavanserin. In connection with the FDA approval of NUPLAZID, we committed to conduct four post-marketing studies. The fourth commitment, a randomized, placebo-controlled eight-week study or studies in predominantly frail and elderly patients that would add to the NUPLAZID safety database by exposing an aggregate of at least 500 patients to NUPLAZID, is completed and pending for FDA’s acknowledgement and acceptance. In connection with the FDA approval of DAYBUE, we are required to conduct post-marketing work, including a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies, and nonclinical in vitro drug interaction studies. We will be responsible for all costs incurred for these post-marketing requirements. In addition, we expect to incur increased research and development expenses as a result of advancement of our early-stage development pipeline programs.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, and our early-stage programs. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project basis. To the extent that external expenses are not attributable to a specific project, they are included in other early-stage programs. The following table summarizes our research and development expenses for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Costs of external service providers:
NUPLAZID (pimavanserin)	$11,336	$15,991	$41,423	$47,581
DAYBUE (trofinetide)	3,842	16,734	26,696	46,944
Early-stage programs	22,175	14,984	59,665	48,530
Upfront and milestone payments*	100,000	12,500	100,000	78,234
Subtotal	137,353	60,209	227,784	221,289
Internal costs	14,547	14,675	44,393	45,400
Stock-based compensation	5,063	6,452	12,701	19,148
Total research and development expenses	$156,963	$81,336	$284,878	$285,837

_____________________

* Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

At this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur for the ongoing or additional development of pimavanserin for the negative symptoms of schizophrenia or to support the commercialization of DAYBUE, as well as the further development of our early-stage pipeline programs. Likewise, we are unable to determine with certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of pimavanserin for the treatment of the negative symptoms of schizophrenia and the development of ACP-204, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each opportunity and our financial position. We cannot forecast with any degree of certainty which product opportunities will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of NUPLAZID.

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

Income Tax Expense

Because the Company maintains a full valuation allowance against its net deferred tax assets, income tax expense is expected to primarily consist of current federal and state tax expense as a result of taxable income anticipated or incurred in certain jurisdictions. Income tax expense may fluctuate from quarter to quarter due to adjustments related to non-recurring transactions, timing of revenue and expense across different tax jurisdictions and changes in certain tax assessments.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and DAYBUE and the extent to which we generate revenue from product sales, our development of pimavanserin for the negative symptoms of schizophrenia, our further development of the early-stage pipeline programs and the progress and timing of expenditures related to studies of NUPLAZID in PDP pursuant to our post-marketing commitments. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact that macroeconomic developments, including recent and potential future bank failures, the ongoing conflict between Ukraine and Russia and the ongoing conflict in Israel may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended September 30, 2023 and 2022

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $211.7 million and $130.7 million for the three months ended September 30, 2023 and 2022, respectively.

Net product sales of NUPLAZID were $144.8 million and $130.7 million for the three months ended September 30, 2023 and 2022, respectively. The increase in net product sales of NUPLAZID of $14.1 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price of NUPLAZID in 2023 compared to 2022. Net product sales of DAYBUE were $66.9 million for the three months ended September 30, 2023. There were no net product sales of DAYBUE during the three months ended September 30, 2022.

Cost of Product Sales

Cost of product sales was $14.6 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, or approximately 7% and 2% of net product sales, respectively. Cost of product sales as a percentage of net product sales for NUPLAZID remains flat in 2023 as compared to 2022. The increase in cost of product sales was primarily due to the $8.1 million in license fees and royalties expensed during the three months ended September 30, 2023, including royalties due to Neuren based on net sales of DAYBUE and the amortization of the milestone payments capitalized under our 2018 license agreement with Neuren. There were no license fees and royalties in the same period of 2022.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of product sales included previously expensed inventories, the total cost of sales with these manufacturing costs included for the three months ended September 30, 2023 would have increased by approximately $3.9 million.

Research and Development Expenses

Research and development expenses increased to $157.0 million for the three months ended September 30, 2023, including $5.1 million in stock-based compensation expense, from $81.3 million for the three months ended September 30, 2022, including $6.5 million in stock-based compensation expense. The increase in research and development expenses was mainly due to the $100.0 million upfront payment to Neuren under the expanded license agreement during the three months ended September 30, 2023, offset in part by other reductions in research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $97.9 million for the three months ended September 30, 2023, including $13.2 million in stock-based compensation expense, from $78.1 million for the three months ended September 30, 2023, including $11.5 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to increased commercial costs associated with the DAYBUE launch, partially offset by reductions in expenses associated with NUPLAZID.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $495.4 million and $380.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Net product sales of NUPLAZID were $405.3 million and $380.7 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in net product sales of NUPLAZID of $24.6 million was due to the growth in NUPLAZID unit sales and a higher average net selling price of NUPLAZID in 2023 compared to 2022. Net product sales of DAYBUE were $90.1 million for the nine months ended September 30, 2023. No sales of DAYBUE were recognized during the nine months ended September 30, 2022.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2023 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2022	$10,923	$(340)	$26,046	$36,629
Provision related to current period sales	66,789	3,060	83,472	153,321
Credits/payments for current period sales	(57,551)	(2,966)	(33,224)	(93,741)
Credits/payments for prior period sales	(10,923)	340	(15,695)	(26,278)
Balance as of September 30, 2023	$9,238	$94	$60,599	$69,931

Cost of Product Sales

Cost of product sales was $23.7 million and $7.8 million for the nine months ended September 30, 2023 and 2022, respectively, or approximately 5% and 2% of net product sales, respectively. The increase in cost of product sales was primarily due to the $11.7 million in license fees and royalties expensed for the nine months ended September 30, 2023, including royalties due to Neuren based on net sales of DAYBUE and the amortization of the milestone payments capitalized under our 2018 license agreement with Neuren. There were no license fees and royalties during the same period in 2022.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. Prior to receiving FDA approval for DAYBUE in March 2023, we manufactured inventory and recorded approximately $29.9 million related to the zero cost inventory as research and development expense. Utilizing the actual direct costs to manufacture DAYBUE prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the nine months ended September 30, 2023 would have increased by approximately $5.3 million. We do not expect our cost of product sales for DAYBUE to increase significantly as a percentage of net product sales in future periods as we continue to produce inventory for future sales.

Subsequent to using our entire zero cost inventories, we estimate our overall cost of product sales as a percentage of total net product sales will be in the range of a mid-single digit to high single digit percentage.

Research and Development Expenses

Research and development expenses decreased to $284.9 million for the nine months ended September 30, 2023, including $12.7 million in stock-based compensation expense, from $285.8 million for the nine months ended September 30, 2022, including $19.1 million in stock-based compensation expense. The decrease in research and development expenses was mainly due to a reduction in overall program spend offset by increased upfront payments in 2023 as compared to 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $295.1 million for the nine months ended September 30, 2023, including $35.1 million in stock-based compensation expense, from $264.7 million for the nine months ended September 30, 2022, including $33.6 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to increased commercial costs associated with the DAYBUE launch, partially offset by reductions in expenses associated with NUPLAZID.

Liquidity and Capital Resources

We have funded our operations primarily through sales of our equity securities, payments received under our collaboration agreements, debt financings, interest income, and with revenues from sales of NUPLAZID and DAYBUE since their approvals. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spending required for our ongoing and planned commercial activities for NUPLAZID, our commercialization of DAYBUE for the treatment of Rett syndrome, our ongoing and planned development activities for pimavanserin for the negative symptoms of schizophrenia, studies to be conducted pursuant to our post-marketing commitments and our ongoing and planned development activities for the early-stage pipeline programs. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through and beyond the next 12 months.

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

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, public or private sales of our securities, debt financings, or strategic collaborations. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, due to geopolitical and macroeconomic developments, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the Ukraine-Russia conflict and related sanctions, and the ongoing conflict in Israel, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

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

As discussed above, in connection with the FDA approval of DAYBUE in March 2023, we were required to make a milestone payment of $40.0 million to Neuren following the first commercial sale of DAYBUE pursuant to the license agreement. The milestone was paid in June 2023. We were granted a PRV following the FDA approval of DAYBUE. Pursuant to the license agreement, we are required to pay Neuren one third of the value of the PRV upon sale or use of the PRV. In addition, under the terms of the expanded agreement in July 2023, we made an upfront payment to Neuren of $100.0 million.

Cash Flows

At September 30, 2023, we had $345.9 million in cash, cash equivalents, and investment securities, compared to $416.8 million at December 31, 2022. This $70.9 million decrease was primarily due to cash used in operating activities, including the $100.0 million upfront payment under the expanded Neuren agreement as well as the $40.0 million milestone payment paid to Neuren following the first commercial sale of DAYBUE.

Net cash used in operating activities decreased to $68.7 million for the nine months ended September 30, 2023 compared to $90.2 million for the nine months ended September 30, 2022. This decrease in cash used in operations primarily resulted from an increase in our net revenues offset by the $100.0 million upfront payment under the expanded Neuren agreement.

Net cash provided by investing activities totaled $32.3 million for the nine months ended September 30, 2023 compared to $91.0 million for the nine months ended September 30, 2022. The decrease in net cash provided by investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to milestone payment of $40 million to Neuren and decreased net sale and maturities of investment securities.

Net cash provided by financing activities increased to $19.7 million for the nine months ended September 30, 2023 compared to $6.6 million for the nine months ended September 30, 2022. This increase in net cash provided by financing activities for the nine months ended September 30, 2023 was attributable primarily to an increase in proceeds resulting from the exercise of employee stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, municipal bonds, and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

The terms of the FDA’s approval of NUPLAZID for the treatment of hallucinations and delusions associated with PDP may limit its commercial potential. Additionally, NUPLAZID is still subject to an ongoing post-marketing commitment.*

The scope and terms of the FDA’s approval of NUPLAZID may limit our ability to commercialize NUPLAZID and, therefore, our ability to generate substantial sales revenues. The FDA has approved NUPLAZID only for the treatment of hallucinations and delusions associated with PDP. The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis (DRP) treated with dementia who experience psychosis unless their hallucinations and delusions are related to Parkinson’s Disease.

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

We initiated the Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in August 2020. We completed the enrollment with top-line results expected in the first quarter of 2024. There is no guarantee that our ongoing study will be successful, or that the FDA or any regulatory authority in foreign jurisdictions will approve pimavanserin for that indication.

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

If we receive approval of NUPLAZID or DAYBUE in additional indications, we may need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of September 30, 2023, we employed approximately 580 employees. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, and integrate additional employees and retain existing employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

Our net losses may continue for the next few years and we are unable to predict the extent of future losses or when we will become profitable, if ever.*

We have experienced significant net losses since our inception. As of September 30, 2023, we had an accumulated deficit of approximately $2.5 billion. We may incur net losses over the next few years as we expect to invest in the commercialization of NUPLAZID and DAYBUE and advance our development programs, including developing additional internal systems and infrastructure and hiring additional personnel. We also expect such investments and advancements will increase our expenses in the coming years. Thus, our future operating results and profitability may fluctuate from period to period, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to successfully continue the development and commercialization of NUPLAZID and DAYBUE or successfully develop and commercialize our other product candidates.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $345.9 million at September 30, 2023. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require significant additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, strategic collaborations, public or private sales of our securities, debt financings, grant funding, or by licensing all or a portion of our product candidates or technology. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, as a result of geopolitical and macroeconomic developments, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing conflict between Ukraine and Russia and related sanctions, and the ongoing conflict in Israel, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. This could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including recent and potential future bank failures, material shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia and related sanctions and the ongoing conflict in Israel, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

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

Although we design and manage our current preclinical studies and clinical trials, we currently do not have the ability to conduct clinical trials for our product candidates on our own. We rely on CROs, medical institutions, clinical investigators, and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. In addition, we also rely on third parties to assist with our preclinical studies, including studies regarding biological activity, safety, absorption, metabolism, and excretion of product candidates. Some of these third parties may experience shutdowns or other disruptions as a result of global health events and therefore may be unable to provide the level of service that we have received in the past.

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

We have contracted with Patheon Pharmaceuticals Inc. to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product for commercial use in the U.S. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S. Additionally, we have contracted with Siegfried AG to manufacture active pharmaceutical ingredient (API), to be used in the manufacture of NUPLAZID drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API, and we may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID. While we currently have sufficient API for both NUPLAZID and DAYBUE and NUPLAZID and DAYBUE finished products on hand to continue our commercial and clinical operations as planned, depending on the effects of geopolitical and macroeconomic developments and whether such developments cause disruptions, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflict between Ukraine and Russia and related sanctions, and the ongoing conflict in Israel, our supply chain may be disrupted, limiting our ability to manufacture and distribute NUPLAZID or DAYBUE for commercial sales and our product candidates for our clinical trials and research and development operations. Additionally, if NUPLAZID is approved for commercial sale in jurisdictions outside the U.S., we will need to contract with a third party to manufacture such products for commercial sale in the U.S. and/or in such other jurisdictions. We may not be able to enter into such contracts in a timely manner or on acceptable terms, if at all.

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

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID, DAYBUE or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services (“CMS”) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 3, 2023 to September 30, 2023, the closing price of our common stock has ranged from a low of $16.32 per share to a high of $33.47 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
•
disruptions caused by geopolitical or macroeconomic developments or other business interruptions, including, for example, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the ongoing conflict between Ukraine and Russia and related sanctions and the ongoing conflict in Israel; and
•
economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest.

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement, we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On May 25, 2022, we filed a registration statement covering the sale of up to 42,393,855 shares of our common stock, which includes 489,269 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of May 16, 2022, and which represented approximately 26 percent of our outstanding shares at the time. Our registration obligations under this registration rights agreement, which cover all shares now held or later acquired by the Baker Entities, will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell from time to time an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

Historically, turmoil and volatility in the financial markets (including recent volatility as a result of geopolitical and macroeconomic developments such as the ongoing conflict between Ukraine and Russia and related sanctions and the ongoing conflict in Israel) have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to financing in the future. This could have a material adverse effect on our ability to access funding on acceptable terms, or at all, and our stock price may suffer further as a result.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

The following officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

•
On May 23, 2023, Mark C. Schneyer, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 28,103 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from August 21, 2023 until July 31, 2024, or earlier if and when all transactions under the trading arrangement are completed.
•
On July 19, 2023, Brendan P. Teehan, Executive Vice President, Chief Operating Officer and Head of Commercial, terminated a Rule 10b5-1 trading arrangement providing for the sale of up to 30,000 shares of our common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until July 31, 2023, or earlier if all transactions under the trading arrangement had been completed. At the time of termination, no shares had been sold under the trading arrangement.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter.

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

10.1*

Joint Venture and Licence Agreement, dated July 13, 2023, by and between the Registrant and Neuren Pharmaceuticals Ltd (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 3, 2023).

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 2, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

* Pursuant to Item 601(b)(10) of Regulation S-K promulgated by the SEC, certain portions of this exhibit have been redacted (indicated by “[…***…]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: November 2, 2023	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)