Form 10-Q
period 2024-03-31
ACADIA PHARMACEUTICALS INC
filed 2024-05-09
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of registrant’s common stock outstanding as of the close of business on April 30, 2024:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	165,220,884

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$204,745	$188,657
Investment securities, available-for-sale	265,775	250,208
Accounts receivable, net	94,701	98,267
Interest and other receivables	5,378	4,083
Inventory	61,936	35,819
Prepaid expenses	42,761	39,091
Total current assets	675,296	616,125
Property and equipment, net	4,370	4,612
Operating lease right-of-use assets	54,280	51,855
Intangible assets, net	110,204	65,490
Restricted cash	5,770	5,770
Long-term inventory	4,707	4,628
Other assets	476	476
Total assets	$855,103	$748,956
Liabilities and stockholders’ equity
Accounts payable	$19,332	$17,543
Accrued liabilities	311,265	236,711
Total current liabilities	330,597	254,254
Operating lease liabilities	49,189	47,800
Other long-term liabilities	11,273	15,147
Total liabilities	391,059	317,201
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at March 31, 2024 and December 31, 2023; 164,959,736 shares and 164,650,219 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	2,878,539	2,862,552
Accumulated deficit	(2,414,282)	(2,430,837)
Accumulated other comprehensive income (loss)	(229)	24
Total stockholders’ equity	464,044	431,755
Total liabilities and stockholders’ equity	$855,103	$748,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Product sales, net	$205,831	$118,462
Total revenues	205,831	118,462
Operating expenses
Cost of product sales	22,951	1,667
Research and development	59,679	69,144
Selling, general and administrative	107,991	101,235
Total operating expenses	190,621	172,046
Income (loss) from operations	15,210	(53,584)
Interest income, net	5,506	3,800
Other income	286	4,845
Income (loss) before income taxes	21,002	(44,939)
Income tax expense (benefit)	4,447	(1,918)
Net income (loss)	$16,555	$(43,021)
Earnings (net loss) per share:
Basic	$0.10	$(0.27)
Diluted	$0.10	$(0.27)
Weighted average common shares outstanding:
Basic	164,798	162,263
Diluted	166,623	162,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$16,555	$(43,021)
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities	(258)	757
Foreign currency translation adjustments	5	(2)
Comprehensive income (loss)	$16,302	$(42,266)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$16,555	$(43,021)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	14,750	14,705
Amortization of premiums and accretion of discounts on investment securities	(1,786)	(2,267)
Amortization of intangible assets	5,286	—
Gain on strategic investment	—	(4,845)
Loss on sale of investment securities	—	505
Depreciation	242	426
Changes in operating assets and liabilities:
Accounts receivable, net	3,566	(3,720)
Interest and other receivables	(1,295)	(3,450)
Inventory	(16,648)	481
Prepaid expenses	(3,670)	(2,234)
Operating lease right-of-use assets	1,759	1,726
Accounts payable	1,789	4,676
Accrued liabilities	12,193	24,510
Operating lease liabilities	212	(1,656)
Long-term liabilities	(3,874)	(3,769)
Net cash provided by (used in) operating activities	29,079	(17,933)
Cash flows from investing activities
Purchases of investment securities	(80,154)	(66,892)
Sale and maturity of investment securities	66,115	259,410
Net cash (used in) provided by investing activities	(14,039)	192,518
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,043	1,466
Net cash provided by financing activities	1,043	1,466
Effect of exchange rate changes on cash	5	(2)
Net increase in cash, cash equivalents and restricted cash	16,088	176,049
Cash, cash equivalents and restricted cash
Beginning of period	194,427	120,616
End of period	$210,515	$296,665
Supplemental disclosure of noncash information:
Accrued inventory purchases	$9,354	$—
Accrued milestone and contingent payments in connection with asset acquisition	$50,000	$69,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Total stockholders’ equity, beginning balances	$431,755	$400,413
Common stock:
Beginning balance	16	16
Ending balance	16	16
Additional paid-in capital:
Beginning balance	2,862,552	2,770,923
Issuance of common stock from exercise of stock options and units	1,043	1,466
Stock-based compensation	14,944	14,645
Ending balance	2,878,539	2,787,034
Accumulated deficit:
Beginning balance	(2,430,837)	(2,369,551)
Net income (loss)	16,555	(43,021)
Ending balance	(2,414,282)	(2,412,572)
Other comprehensive (loss) income:
Beginning balance	24	(975)
Other comprehensive (loss) income	(253)	755
Ending balance	(229)	(220)

Total stockholders’ equity, ending balances	$464,044	$374,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

In March 2023, the FDA approved the Company’s second drug, DAYBUE™ (trofinetide), for the treatment of Rett syndrome in adults and pediatric patients 2 years of age and older. DAYBUE became available for prescription in the United States in April 2023.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (the SEC). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2024		March 31, 2023
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$188,657	$204,745	$114,846	$290,895
Restricted cash	5,770	5,770	5,770	5,770
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$194,427	$210,515	$120,616	$296,665

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of March 31, 2024 the Company determined that an allowance for credit loss was not required.

Revenues

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, all of which are sales in the U.S. Revenues by product are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
NUPLAZID	$129,923	$118,462
DAYBUE	$75,908	—
Product sales, net	$205,831	$118,462

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

The Company has capitalized a total of $119.6 million as intangible assets following the FDA approval and sale of DAYBUE pursuant to its 2018 license agreement with Neuren Pharmaceuticals Limited (Neuren), as disclosed in Note 9. The intangible assets are amortized on a straight-line basis over the estimated useful life of the licensed patents through early 2036. The Company recorded total amortization expense related to these intangible assets of $5.3 million for the three months ended March 31, 2024. As of March 31, 2024, estimated future amortization expense related to the Company’s intangible assets was $7.0 million for the remainder of 2024, and $9.4 million for each subsequent year.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales as revenue from product sales is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible the assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the three months ended March 31, 2024 and 2023.

3. Earnings (Net Loss) Per Share

Basic earnings (net loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (net loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of diluted earnings (net loss) per share calculation, equity awards and employee stock purchase plan rights are considered to be common stock equivalents.

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income (loss) - basic and diluted	16,555	(43,021)
Weighted average shares outstanding:
Basic	164,798	162,263
Effect of potentially dilutive common shares from:
Equity awards	1,729	—
Employee stock purchase plan rights	96	—
Diluted	166,623	162,263

Earnings (net loss) per share:
Basic	$0.10	$(0.27)
Diluted	$0.10	$(0.27)

Potentially dilutive shares excluded from per share amounts as their effect would have been anti-dilutive	15,081	20,764

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of product sales	$153	$168
Research and development	4,093	3,972
Selling, general and administrative	10,504	10,565
	$14,750	$14,705

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

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$7,576	$5,001
Work in process	5,549	4,134
Raw material	53,518	31,312
	$66,643	$40,447
Reported as:
Inventory	$61,936	$35,819
Long-term inventory	4,707	4,628
Total	$66,643	$40,447

Amount reported as long-term inventory consisted of raw materials as of March 31, 2024 and December 31, 2023. The Company has raw materials beyond a one year production plan that help limit the exposures from potential supply interruption. Those raw materials beyond the one year production plan were classified as long-term inventory.

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued sales allowances	$122,436	$90,718
Accrued contingent payments	79,583	29,583
Accrued compensation and benefits	26,061	42,718
Accrued research and development services	23,878	32,883
Accrued consulting and professional fees	19,684	18,804
Current portion of lease liabilities	10,453	9,405
Current portion of accrued branded prescription drug fees	7,836	718
Accrued royalties	7,591	8,710
Other	13,743	3,172
	$311,265	$236,711

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$112,854	$3	$(115)	$112,742
Government sponsored enterprise securities	153,153	7	(127)	153,033
	$266,007	$10	$(242)	$265,775

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$75,315	$47	$(28)	$75,334
Government sponsored enterprise securities	174,867	119	(112)	174,874
	$250,182	$166	$(140)	$250,208

The Company has classified all of its available-for-sale investment securities as current assets on its unaudited condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. The Company has classified all equity securities as other assets on its unaudited condensed consolidated balance sheets.

At March 31, 2024 and December 31, 2023, the Company had 30 and 21 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2024
U.S. Treasury notes	$80,951	$(115)	$—	$—	$80,951	$(115)
Government sponsored enterprise securities	141,536	(127)	—	—	141,536	(127)
Total	$222,487	$(242)	$—	$—	$222,487	$(242)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2023
U.S. Treasury notes	$41,366	$(28)	$—	$—	$41,366	$(28)
Government sponsored enterprise securities	108,587	(112)	—	—	108,587	(112)
Total	$149,953	$(140)	$—	$—	$149,953	$(140)

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

As of March 31, 2024, the Company did not intend to sell the investments in unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at March 31, 2024.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2024 and December 31, 2023.

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses based on achievement of certain conditions as described in more detail in Note 8 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q (this Quarterly Report). The Company estimated the fair value of the cash awards using a Monte Carlo simulation, which utilizes level 3 inputs such as volatility, probabilities of success, and other inputs that are not observable in active markets. The cash awards are required to be measured at fair value on a recurring basis each reporting period, with changes in the fair value recognized as compensation cost over the derived service period of the awards.

The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s financial assets and liabilities measured at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$51,877	$51,877	$—	$—
U.S. Treasury notes	112,741	112,741	—	—
Government sponsored enterprise securities	153,033	—	153,033	—
Total	$317,651	$164,618	$153,033	$—

Liabilities
Cash awards	$200	$—	$—	$200
Total	$200	$—	$—	$200

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$64,586	$64,586	$—	$—
U.S. Treasury notes	75,334	75,334	—	—
Government sponsored enterprise securities	174,874	—	174,874	—
Total	$314,794	$139,920	$174,874	$—

Liabilities
Cash awards	$4,506	$—	$—	$4,506
Total	$4,506	$—	$—	$4,506

Changes in estimated fair value of contingent cash awards during the three months ended March 31, 2024 are as follows (in thousands):

Balance as of December 31, 2023	$4,506
Vesting of awards	(142)
Expense forfeited	(117)
Change in fair value	(4,047)
Balance as of March 31, 2024	$200

8. Stockholders’ Equity

Performance Stock Units

In March 2024, the Company began to issue performance stock units (PSU) with a market condition that are earned based on the Company’s relative total stockholder return (rTSR) as compared to a peer group of companies measured over a three-year performance period and continued employment through the performance period. Depending on the actual performance over the measurement period, a rTSR PSU award recipient could receive up to 150% of the granted award. The grant date fair value of such awards is estimated using a Monte Carlo simulation, which includes assumptions such as expected volatility, risk-free interest rate and dividend yield. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The compensation expense for the awards is recognized over the requisite service period regardless of whether the market conditions are achieved and will only be adjusted for pre-vesting forfeitures due to the termination of the recipient’s employment with the Company prior to the end of the performance period. As of March 31, 2024, there were approximately 374,603 PSU with a rTSR market condition outstanding, representing the maximum 150% of the original grant that could be received.

Contingent Cash Awards

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses over certain periods based on continued employment and the Company’s stock price reaching a pre-specified target. The maximum potential payout of the cash awards at the grant date was $15.1 million. The Company has determined that the cash awards were classified as liabilities pursuant to ASC Topic 718, Compensation – Stock Compensation. The Company estimates the fair value of the awards at each reporting period using a Monte Carlo simulation, which is recognized as compensation cost over the derived service period. Total fair value of the awards at the grant date was $4.4 million. The maximum potential payout at March 31, 2024 after adjusting for forfeitures was $9.9 million. The fair value of the awards at March 31, 2024 was approximately $0.2 million. During the three months ended March 31, 2024, the Company recorded a reversal of $4.3 million of compensation cost related to the awards. During the three months ended March 31, 2023, the Company recorded $0.3 million of compensation cost related to the awards.

2023 Inducement Plan

The Board adopted the Company’s 2023 Inducement Plan (Inducement Plan) on February 1, 2023. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the Company’s 2010 Equity Incentive Plan. The maximum number of shares of Company common stock that may be issued under the Inducement Plan is 1,750,000 shares. At March 31, 2024, there were 408,356 shares available for new grants.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of March 31, 2024, the Company may be required to make milestone payments up to $3.4 billion in the aggregate for candidates in its pipeline, of which, $50.0 million was deemed probable of occurring and may be paid in the next 12 months for the first calendar year in which annual net sales of trofinetide in North America for the treatment of Rett syndrome exceeds $250.0 million pursuant to the 2018 license agreement with Neuren as described below. As of March 31, 2024, the Company capitalized the $50.0 million milestone payment as an intangible asset and began amortizing it on a straight-line basis over the estimated useful life of the licensed patents with a cumulative catch-up from the date of regulatory approval to March 31, 2024.

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

As a result of the above, only MSN remained as an active defendant in the Pimavanserin I Cases. On April 6, 2023, the Company and MSN filed a stipulation and proposed order requesting adjournment of the final pre-trial conference and trial, and requesting resolution of the remaining issue – MSN’s validity challenge of the sole patent in suit – through summary judgment briefing by the parties, which was ordered by the Court on April 10, 2023. Briefing was completed on June 28, 2023 and oral argument took place on September 27, 2023. On December 13, 2023, the Court ruled in the Company’s favor on the summary judgment motions – denying MSN’s motion for summary judgment of invalidity and granting the Company’s cross-motion for no invalidity. MSN had previously stipulated to infringement of the patent-in-suit. On January 11, 2024, the District Court entered final judgment in the Company’s favor that MSN’s submission of ANDA No. 214925 was an act of infringement in the Pimavanserin I Case. On January 18, 2024, MSN filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the December 13, 2023 Memorandum Order of the United States District Court for the District of Delaware, and final judgment entered on January 11, 2024. On February 12, 2024, the Company filed an Entry of Appearance for the appeal to the United States Court of Appeals for the Federal Circuit. MSN’s Opening Appeal Brief was filed on March 29, 2024, with Company’s Response Brief due on May 29, 2024 and MSN’s Reply Brief due 60 days thereafter.

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. On December 13, 2023, the Court issued a claim construction order finding in favor of the Company on all disputed terms of the patent-in-suit. Fact discovery closed on March 21, 2024. Trial is scheduled in the matter for December 3, 2024 to December 5, 2024.

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its Supplemental New Drug Application (sNDA) seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. The parties are currently engaged in discovery. The cutoff for fact discovery is July 15, 2024.

Opt Out Litigation

On March 7, 2024, a purported stockholder of the Company filed a complaint (captioned Alger Dynamic Opportunities Fund v. Acadia Pharmaceuticals, Inc., Case No. 24-cv-00451) in the U.S. District Court for the Southern District of California against the Company and one executive officer. The complaint, which is based on the same underlying allegations as the Securities Class Action, asserts claims under federal and state securities laws, and for common law fraud and negligent misrepresentations. Defendants deadline to respond to the complaint is May 13, 2024.

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

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.7 years to 7.2 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$2,810	$2,181
Operating sublease income	(286)	—
Net operating lease cost	$2,524	$2,181

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,405	$2,370
Right-of-use assets obtained in exchange for operating lease obligations:	4,184	304

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating lease liabilities
Current portion included in accrued liabilities	$10,453	$9,405
Operating lease liabilities	49,189	47,800
Total operating lease liabilities	$59,642	$57,205

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2024	$8,067
Years ending December 31,
2025	10,818
2026	10,182
2027	9,940
2028	9,520
Thereafter	20,606
Total lease payments	69,133
Less:
Imputed interest	(9,491)
Total operating lease liabilities	$59,642

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2024, the weighted average remaining lease term was 6.7 years and the weighted average discount rate used to determine the operating lease liability was 4.7%.

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

In May 2023, the Company entered into an agreement to sublease its 2nd floor of corporate office space in San Diego to a sublessee with a total minimum sublease income of $18.4 million over a term of approximately 7 years and 6 months. The Company delivered full possession of its 2nd floor of corporate office space to the sublessee in August 2023 and began receiving sublease payments in December 2023.

11. Income Taxes

For the three months ended March 31, 2024 and 2023, the Company recognized an income tax expense of $4.4 million on a pre-tax income of $21.0 million and income tax benefit of $1.9 million on a pre-tax loss of $44.9 million, respectively, resulting in effective tax rates of 21.17% and 4.27%, respectively. The effective tax rate for the three months ended March 31, 2024 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the three months ended March 31, 2023 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our condensed consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 included with our Annual Report, filed with the SEC. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID, DAYBUE and our drug candidates, the potential market opportunities for NUPLAZID and DAYBUE and our drug candidates, our strategy for the commercialization of NUPLAZID and DAYBUE, our plans for exploring and developing DAYBUE for indications other than in Rett syndrome, and the commercialization of DAYBUE in jurisdictions other than the U.S., our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving DAYBUE and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in CNS disorders and rare diseases. We have a portfolio of commercial stage products, product candidates, and research programs that are designed to address significant unmet needs in CNS disorders and rare diseases. In order to achieve significant long-term growth, we will develop our current portfolio, expand our pipeline of early- and late-stage programs through strategic business development, and invest in targeted internal research efforts.

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

In March 2024, we announced top-line results from the Phase 3 ADVANCE-2 trial evaluating pimavanserin for the treatment of negative symptoms of schizophrenia. Pimavanserin did not demonstrate a statistically significant improvement over placebo on the study’s primary endpoint, the change from baseline to week 26 on the Negative Symptom Assessment-16 (NSA-16) total score. The safety and tolerability profile of pimavanserin was consistent with previous clinical trials, showing a low rate of adverse events. At this point, we do not intend to initiate any further clinical trials with pimavanserin.

In August 2018, we acquired an exclusive North American license to develop and commercialize DAYBUE for Rett syndrome and other indications from Neuren. Rett syndrome is a debilitating neurological disorder that occurs predominantly in females following apparently normal development for the first six months of life. Rett syndrome also occurs in boys, albeit far less frequently, and these males are also eligible for treatment within the scope of DAYBUE’s package label. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, hand movements or stereotypies, disorganized breathing patterns, scoliosis and sleep disturbances, among others. The FDA approval of DAYBUE for the treatment of Rett syndrome was based on the positive results from our pivotal Phase 3 LAVENDER™ study which demonstrated statistically significant improvement over placebo for both co-primary endpoints as well as the key secondary endpoint.

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

Looking beyond the U.S., we are making significant progress toward making DAYBUE available in additional markets. Our pediatric investigation plan (PIP) has been agreed with the pediatric committee of the European Medicines Agency (EMA), paving the way for an anticipated filing in the first quarter of 2025. In Japan, we have a formal meeting scheduled with the Pharmaceuticals and Medical Devices Agency (PMDA) in the second quarter of 2024 to discuss our proposed clinical plan. And in Canada, we recently announced that our New Drug Submission was accepted for filing and granted priority review by Health Canada, potentially leading to an approval in that market around the end of this year.

In June 2023, we announced that we added a new Phase 3 development candidate to our rare disease portfolio, ACP-101 (intranasal carbetocin), for the treatment of hyperphagia (an intense persistent sensation of hunger accompanied by food preoccupations, an extreme drive to consume food, food-related behavior problems, and a lack of normal satiety) in Prader Willi syndrome (PWS). We acquired worldwide rights to develop and commercialize ACP-101 with the acquisition of Levo Therapeutics in June 2022. In November 2023, we initiated the Phase 3 COMPASS PWS study evaluating the efficacy and safety of ACP-101 for the treatment of hyperphagia in PWS.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of March 31, 2024, we had an accumulated deficit of $2.4 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may continue to incur operating losses for the next few years as we incur significant research and development costs and costs for continued commercialization of NUPLAZID and DAYBUE.

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

Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. Thus the cost of sales as a percentage of net sales of DAYBUE for the three months ended March 31, 2024 was affected by use of the initial pre-launch inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of DAYBUE will increase significantly once we commence the sales of full cost inventories.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have focused on pimavanserin, trofinetide, ACP-101, ACP-204 and other early-stage programs. In connection with the FDA approval of DAYBUE, we are required to conduct post-marketing work, including a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies, and nonclinical in vitro and clinical in vivo drug interaction studies. We have completed two of the five studies and we are awaiting FDA’s acknowledgement and acceptance of those completed studies. We will be responsible for all costs incurred for these post-marketing requirements. In addition, we expect to incur increased research and development expenses as a result of advancement of our early-stage development pipeline programs.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, and our early-stage programs. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project-by-project basis. To the extent that external expenses are not attributable to a specific project, they are included in other early-stage programs. The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Costs of external service providers:
NUPLAZID (pimavanserin)	$11,329	$14,307
DAYBUE (trofinetide)	4,550	17,436
ACP-101	7,140	31
ACP-204	9,063	12,204
Early-stage programs	9,407	5,981
Subtotal	41,489	49,959
Internal costs	14,097	15,213
Stock-based compensation	4,093	3,972
Total research and development expenses	$59,679	$69,144

At this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur to support the commercialization of DAYBUE, as well as the further development of our early-stage pipeline programs. Likewise, we are unable to determine with certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of ACP-101, ACP-204 and other early-stage programs, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each candidate and our financial position. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of DAYBUE.

We expect our research and development expenses will continue to be substantial as we conduct studies pursuant to our post-marketing requirements and pursue the further development of ACP-101, ACP-204 and other early-stage pipeline programs. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and other related costs, including stock-based compensation expense, for our commercial personnel, including our specialty sales forces, our medical education professionals, and our personnel serving in executive, finance, business development, and business operations functions. Also included in selling, general and administrative expenses are fees paid to external service providers to support our commercial activities associated with NUPLAZID and DAYBUE, professional fees associated with legal and accounting services, costs associated with patents and patent applications for our intellectual property and charitable donations to independent charitable foundations that support Parkinson’s disease patients generally. Changes in selling, general and administrative expenses in future periods are subject to the evolving PDP market dynamics and the Rett syndrome market.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates since December 31, 2023. For a description of our critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, refer to our Annual Report.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and DAYBUE and the extent to which we generate revenue from product sales, our further development of our early-stage pipeline programs and the progress and timing of expenditures related to studies of DAYBUE pursuant to our post-marketing requirements. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact that geopolitical and macroeconomic developments, including the ongoing military conflict between Ukraine and Russia and the ongoing conflict in Israel and surrounding areas may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended March 31, 2024 and 2023

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $205.8 million and $118.5 million for the three months ended March 31, 2024 and 2023, respectively.

Net product sales of NUPLAZID were $129.9 million and $118.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase in net product sales of NUPLAZID of $11.4 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price of NUPLAZID in 2024 compared to 2023. Net product sales of DAYBUE were $75.9 million for the three months ended March 31, 2024. There were no net product sales of DAYBUE during the three months ended March 31, 2023.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2024 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2023	$12,156	$(520)	$86,054	$97,690
Provision related to current period sales	26,311	1,455	61,780	89,546
Credits/payments for current period sales	(14,618)	(1,778)	(634)	(17,030)
Credits/payments for prior period sales	(12,156)	520	(24,840)	(36,476)
Balance as of March 31, 2024	$11,693	$(323)	$122,360	$133,730

Cost of Product Sales

Cost of product sales was $23.0 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively, or approximately 11% and 1% of net product sales, respectively. Cost of product sales as a percentage of net product sales for NUPLAZID remained relatively flat during the three months ended March 31, 2024 as compared to the same period of 2023. The increase in cost of product sales was primarily due to the $12.9 million in license fees and royalties expensed during the three months ended March 31, 2024 for DAYBUE, including royalties due to Neuren based on net sales of DAYBUE and the amortization of the milestone payments capitalized under our 2018 license agreement with Neuren. There were no license fees and royalties in the same period of 2023 for either product. Our cost of sales expense increased as a result of the capitalization and amortization of the $50.0 million sales milestone to be paid to Neuren, which included a one-time cumulative catch-up of $3.9 million of expense. Currently, we are required to pay 10% of royalties to Neuren based on the annual net sales of DAYBUE in North America. If our annual net sales of DAYBUE in North America exceed $250.0 million, we will be required to pay 12% of royalties to Neuren on net sales that exceed $250.0 million.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. Prior to receiving FDA approval for DAYBUE in March 2023, we manufactured inventory and recorded approximately $29.9 million related to the zero cost inventory as research and development expense. Utilizing the actual direct costs to manufacture DAYBUE prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the three months ended March 31, 2024 would have increased by approximately $3.5 million. We do not expect our cost of product sales for DAYBUE to increase significantly as a percentage of net product sales in future periods as we continue to produce inventory for future sales. We expect to finish selling the zero cost inventories of DAYBUE in 2025.

Subsequent to using our entire zero cost inventories, we estimate our overall cost of product sales as a percentage of total net product sales will be in the range of a mid-single digit to high single digit percentage.

Research and Development Expenses

Research and development expenses decreased to $59.7 million for the three months ended March 31, 2024, including $4.1 million in stock-based compensation expense, from $69.1 million for the three months ended March 31, 2023, including $4.0 million in stock-based compensation expense. The decrease in research and development expenses was mainly due to trofinetide commercial supply build in the prior period that was expensed prior to approval.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $108.0 million for the three months ended March 31, 2024, including $10.5 million in stock-based compensation expense, from $101.2 million for the three months ended March 31, 2023, including $10.6 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily driven by annualization of DAYBUE expenses as well as foundational investments to commercialize trofinetide outside the U.S.

Liquidity and Capital Resources

We have funded our operations primarily with revenues from sales of NUPLAZID and DAYBUE since their approvals, and through sales of our equity securities and interest income. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spending required for our ongoing and planned commercial activities for NUPLAZID and DAYBUE, our ongoing and planned development activities for ACP-101 as a treatment for PWS and ACP-204 as a treatment for ADP, studies to be conducted pursuant to our post-marketing requirements, our ongoing and planned development activities for other early-stage pipeline programs and strategic business development to further expand our portfolio. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through and beyond the next 12 months.

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
•
the progress in, and the costs of, post-marketing studies for DAYBUE to be conducted over the next several years, and ongoing and planned commercial activities for NUPLAZID and DAYBUE;
•
the costs of our development activities for our early-stage pipeline programs and product candidates;
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
•
our ability to obtain regulatory approval for, and subsequently generate product sales from DAYBUE in jurisdictions other than the U.S. and our product candidates;
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

As discussed above, we have entered into various collaboration, licensing and merger agreements which generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of net product sales, with rates that vary by agreement. We may be required to make milestone payments of $50.0 million in the next 12 months for the first calendar year in which aggregate net revenue of trofinetide in North America for the treatment of Rett syndrome exceeds $250.0 million. We are also required to make royalty payments in connection with the product sales for DAYBUE under the agreements.

Cash Flows

At March 31, 2024, we had $470.5 million in cash, cash equivalents, and investment securities, compared to $438.9 million at December 31, 2023. This $31.6 million increase was primarily due to cash provided by operating activities. Net cash provided by operating activities increased to $29.1 million for the three months ended March 31, 2024 compared to $17.9 million of net cash used in operating activities for the three months ended March 31, 2023. This increase in cash provided by operations primarily resulted from an increase in our net revenues partially offset by the increase cost of product sales.

Net cash used in investing activities totaled $14.0 million for the three months ended March 31, 2024 compared to $192.5 million of cash provided by investing activities for the three months ended March 31, 2023. The decrease in net cash provided by investing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to decreased net sale and maturities of investment securities.

Net cash provided by financing activities decreased to $1.0 million for the three months ended March 31, 2024 compared to $1.5 million for the three months ended March 31, 2023. This decrease in net cash provided by financing activities for the three months ended March 31, 2024 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required to be set forth under this Item 1 is incorporated by reference to the section titled “Legal Proceedings” in Note 9 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

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
•
The terms of the FDA’s approval of NUPLAZID for the treatment of hallucinations and delusions associated with PDP may limit its commercial potential; both NUPLAZID and DAYBUE are subject to ongoing regulatory requirements.
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
•
If we fail to generate capital, or otherwise obtain the capital necessary to fund our operations, we will be unable to successfully continue the commercialization of NUPLAZID and the development and commercialization of DAYBUE or successfully develop and commercialize our product candidates, if approved.
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

The continued successful commercialization of NUPLAZID and DAYBUE is subject to many risks, and there is no guarantee that we will be able to maintain or increase sales of NUPLAZID and DAYBUE. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial teams and have hired our U.S. sales forces for each of NUPLAZID and DAYBUE, we may need to further expand and develop our DAYBUE commercial team and sales force as we pursue approval of DAYBUE in other indications and in other jurisdictions. Even if we are successful in expanding and developing our DAYBUE commercial team and sales force, there are many factors that could negatively impact the sales of our products or cause the continued commercialization of our products to be unsuccessful, including a number of factors that are outside our control. The continued commercial success of NUPLAZID and DAYBUE currently depends on the extent to which patients, caregivers and physicians recognize and diagnose the indications for which NUPLAZID and DAYBUE are approved and accept and adopt NUPLAZID and DAYBUE as a treatment for such indications, and we do not know whether our or others’ estimates in this regard will be accurate. In addition, we have changed the price of NUPLAZID in the past, and in the future we may change the price of NUPLAZID and DAYBUE from time to time. Physicians may not prescribe NUPLAZID or DAYBUE and patients may be unwilling to use NUPLAZID or DAYBUE, due to a number of factors, including if coverage is not provided, coverage changes in the future, reimbursement is inadequate to cover a significant portion of the cost, perception of each product’s clinical profile and clinical benefits or due to the prevalence and severity of any adverse side effects. Further, with respect to DAYBUE, especially because Rett syndrome is a rare disease with a small physician, patient, caregiver and medical community, the experiences of those adopting DAYBUE earlier could have significant impact on future adoption of DAYBUE by other physicians, patients and caregivers, either favorably or unfavorably, based on clinical benefits and side effects experienced. Thus, significant uncertainty remains regarding the commercial potential of DAYBUE.

Additionally, any negative publicity related to NUPLAZID or DAYBUE, or negative development in our post-marketing requirements with respect to DAYBUE, in clinical development of DAYBUE in additional indications or in regulatory processes in other jurisdictions, may adversely impact our commercial results and potential of NUPLAZID or DAYBUE. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID and DAYBUE.

If the commercialization of our products and future sales are less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of our products and our company could be harmed.

The terms of the FDA’s approval of NUPLAZID for the treatment of hallucinations and delusions associated with PDP may limit its commercial potential; both NUPLAZID and DAYBUE are subject to ongoing regulatory requirements.*

The scope and terms of the FDA’s approval of NUPLAZID may limit our ability to commercialize NUPLAZID and, therefore, our ability to generate substantial sales revenues. The FDA has approved NUPLAZID only for the treatment of hallucinations and delusions associated with PDP, with or without dementia. The label for NUPLAZID also contains a “boxed” warning that elderly patients with dementia-related psychosis (DRP) treated with antipsychotic drugs are at an increased risk of death, and that NUPLAZID is not approved for the treatment of patients with dementia who experience psychosis unless their hallucinations and delusions are related to Parkinson’s Disease. The “boxed ” warning may discourage physicians from prescribing NUPLAZID to patients diagnosed with PDP, including those with dementia.

In connection with the FDA approval of NUPLAZID, we agreed to four post-marketing commitments (PMCs). All of the four commitments have been fulfilled within the agreed upon timelines. In connection with the FDA approval of DAYBUE, we agreed to the following post marketing requirements (PMRs): a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies and nonclinical in vitro and clinical in vivo drug interaction studies. We have completed two of the five studies and we are awaiting FDA’s acknowledgement and acceptance of those completed studies. The results of any post-marketing study may cause the FDA to update the label and/or cause the FDA to request additional studies or require risk mitigation plans.

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

Discovery of any issues post-approval, including any safety concerns, such as carcinogenicity, unexpected side effects or drug-drug interaction problems, adverse events of unanticipated severity or frequency, or concerns over misuse or abuse of the product, problems with the facilities where the product is manufactured, tested, packaged or distributed, or failure to comply with regulatory requirements, may result in, among other things, restrictions on NUPLAZID, DAYBUE or on us, including:

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

If any of these actions were to occur, we may have to discontinue the commercialization of NUPLAZID or DAYBUE, limit our sales and marketing efforts, conduct further post-approval studies, and/or discontinue or change any other ongoing or planned clinical studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

As we continue to commercialize NUPLAZID and DAYBUE, each product is becoming available to a larger number of patients, and we do not know whether the results of NUPLAZID and DAYBUE use in such larger number of patients will be consistent with the results from our clinical studies.*

As we continue to commercialize NUPLAZID and DAYBUE, each product is becoming available to a larger number of patients. We do not know whether the results, when a larger number of patients are exposed to NUPLAZID and DAYBUE, including results related to safety and efficacy, will be consistent with the results from the clinical studies of NUPLAZID and DAYBUE that served as the basis for their approval. New data relating to NUPLAZID and DAYBUE, including from adverse event reports and applicable post-marketing studies in the U.S., and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of NUPLAZID or DAYBUE from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing DAYBUE marketing applications for indications other than Rett syndrome and/or in other jurisdictions, or impose additional post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We rely on a limited internal commercial team and a limited network of third-party distributors and pharmacies to market and sell NUPLAZID and DAYBUE. If this approach ceases to be effective, our commercialization of NUPLAZID and DAYBUE may be adversely affected, and NUPLAZID and DAYBUE may not be profitable.*

We employ our own internal specialty sales forces to commercialize NUPLAZID and DAYBUE as part of our commercialization strategy in the U.S. If we receive marketing approval for trofinetide in any other indication, we may need to increase our U.S. sales force significantly, and also potentially expand our commercial, medical affairs and general and administrative support functions to support commercialization for that indication. In addition, in July 2023, we entered into an expanded license agreement with Neuren under which we have the exclusive worldwide rights to develop and commercialize trofinetide for Rett syndrome. If we obtain marketing approval outside the U.S. using those worldwide rights, we will need to establish one or more sales forces in the additional countries and expand operations to support any new market. Further, we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain such personnel. These efforts will be expensive and time consuming, and we cannot be certain that we will be able to successfully expand, refine and further develop our sales forces and related functional teams.

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

If we do not obtain regulatory approval of trofinetide outside the U.S. or for indications in addition to Rett syndrome, we will not be able to market trofinetide outside the U.S. or for other indications in the U.S., which will limit our commercial revenues.*

While trofinetide was approved in 2023 in the U.S. by the FDA for the treatment of Rett syndrome in adult and pediatric patients two years of age and older, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market trofinetide for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of DAYBUE by the FDA for the treatment of Rett syndrome does not ensure that DAYBUE will be approved by the FDA for any other indication. For example, although pimavanserin was approved in 2016 in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA since then for any other indications.

The research, testing, manufacturing, packaging, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit DAYBUE for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our existing approvals for DAYBUE. If we do not receive marketing approval for DAYBUE for any other indication, we will never be able to commercialize DAYBUE for any other indication in the U.S. If we do not receive marketing approval for DAYBUE in other jurisdictions, we will never be able to commercialize DAYBUE in other jurisdictions. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to DAYBUE do not meet our or others’ expectations, the market price of our common stock could decline significantly and the long-term success of the product and our company could be harmed.

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

NUPLAZID and DAYBUE may not gain maximal acceptance among physicians, patients, caregivers and the medical community, thereby limiting our potential to generate revenues.*

The degree of market acceptance by physicians, healthcare professionals, patients, caregivers and third-party payors of NUPLAZID, DAYBUE and any other product for which we obtain regulatory approval, and our profitability and growth, will depend on a number of factors, including:

•
the ability to provide acceptable evidence of safety and efficacy;
•
the scope of the approved indication(s) for the product;
•
the inclusion of any warnings or contraindications in the product label;
•
the relative convenience and ease of administration;
•
the relative timing, or perceived timing, in which patients experience outcomes;
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

Similarly, even if DAYBUE is prescribed for the treatment of Rett syndrome, issues may arise with respect to patient acceptance, adherence, persistence and compliance rates for a variety of reasons, including due to the expected clinical benefits or expected and actual side effects a patient might incur. If patients do not adhere to the recommended dosing of DAYBUE, or do not maintain the recommended dosing of DAYBUE for sufficient periods of time, patients and physicians may believe that DAYBUE is less effective, and as a result they may discontinue taking it and prescribing it. Additionally, if physicians or patients titrate DAYBUE below the recommended doses, patients may not experience the desired outcomes, and physicians or patients may develop negative beliefs about the effectiveness of DAYBUE and/or discontinue its use.

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

We are solely responsible for the development and commercialization of pimavanserin and trofinetide.*

We have full responsibility for the pimavanserin and trofinetide programs throughout the world. We expect our research and development costs for continued development of trofinetide to be substantial. We are currently undertaking ongoing development work for trofinetide. In the event of approval for additional indications or in jurisdictions outside the U.S., we would need to add significant resources, in order to further commercialize trofinetide, and to conduct the necessary sales and marketing activities, and to conduct further development activities.

With respect to NUPLAZID, our current strategy is to continue to commercialize NUPLAZID for the treatment of hallucinations and delusions associated with PDP in the U.S. using our specialty sales force that are focused on promoting NUPLAZID to physicians who treat PDP patients, including neurologists, psychiatrists and long-term care physicians. With respect to DAYBUE, our current strategy is to continue to commercialize DAYBUE for the treatment of Rett syndrome in the U.S. and other jurisdictions in which DAYBUE may be approved, if any, using our specialty sales force focused on promoting DAYBUE to physicians who treat Rett syndrome patients, including those at Centers of Excellence, high-volume institutions and in the community setting. In selected markets outside of the U.S. in which DAYBUE may be approved, if any, we may choose to commercialize DAYBUE independently or by establishing one or more strategic alliances. Without future additional resources or collaboration partners in selected markets outside of the U.S. for DAYBUE, we might not be able to realize the full value of DAYBUE.

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

Although pimavanserin was approved in 2016 in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA since then for any other indications. If we are unable to develop trofinetide for other indications or in other jurisdictions, we may not be able to maximize the potential of trofinetide and that could have a material adverse effect on our future revenues and our success as a company.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. For example, we had an unsuccessful Phase 3 trial with NUPLAZID in 2009 and we have had several clinical studies evaluating pimavanserin in other indications that did not achieve statistical significance on certain endpoints, including the unsuccessful Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in March 2024. At this time, we are not planning to conduct any additional clinical studies for pimavanserin.

An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for DAYBUE, or in any of our ongoing post-marketing studies for NUPLAZID, could be a major set-back for the programs and for us, generally. In particular, an unfavorable outcome in our DAYBUE program or in the post-marketing studies for DAYBUE or NUPLAZID, may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate the affected program and could have a material adverse effect on us and the value of our common stock.

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

If we receive approval of NUPLAZID or DAYBUE in additional indications or in jurisdictions outside the U.S., we may need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of March 31, 2024, we employed approximately 610 employees. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, and integrate additional employees and retain existing employees, and may take time away from running other aspects of our business, including development and commercialization of our products and product candidates, if approved.

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

We have a history of net losses and we may not be able to predict the extent of future losses.*

We have experienced significant net losses since our inception. As of March 31, 2024, we had an accumulated deficit of approximately $2.4 billion. We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. Thus, our future operating results, profitability and other financial metrics may fluctuate from period to period, and we will need to generate significant revenues to achieve and maintain profitability and/or positive cash flow on a sustained basis.

We expect that our revenues over the next few years will be entirely dependent on our ability to generate product sales. Substantially all of our revenues since May 2016 were from net product sales of NUPLAZID and DAYBUE. To the extent that we cannot generate significant revenues from the sale of NUPLAZID and DAYBUE to cover our expenses, including the significant expenses associated with commercializing NUPLAZID and DAYBUE and continuing to develop trofinetide in additional indications and jurisdictions outside the U.S., we may not achieve profitability and/or may have to reduce our commercialization and/or research and development activities to become profitable, which would harm our future growth prospects. Additionally, to obtain revenues from our product candidates, if approved, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, manufacturing and marketing compounds with significant market potential. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

If we fail to generate capital, or otherwise obtain the capital necessary to fund our operations, we will be unable to successfully continue the commercialization of NUPLAZID and the development and commercialization of DAYBUE or successfully develop and commercialize our product candidates, if approved.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $470.5 million at March 31, 2024. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•
the progress in, and the costs of, our ongoing and planned development activities for trofinetide;
•
the progress in, and the costs of, our ongoing and planned development activities for our early-stage pipeline programs and our product candidates;
•
the progress in, and the costs of, our ongoing and planned commercial activities for NUPLAZID and DAYBUE, including the maintenance and development of our sales and marketing capabilities;
•
the costs of establishing, or contracting for, sales and marketing capabilities for our product candidates, if approved;
•
the amount of U.S. product sales from NUPLAZID and DAYBUE;
•
the costs of preparing applications for regulatory approvals for DAYBUE in jurisdictions other than the U.S. and in additional indications other than Rett syndrome, and for our product candidates, as well as the costs required to support review of such applications;
•
the costs of manufacturing and distributing NUPLAZID and DAYBUE for commercial use in the U.S.;
•
our ability to obtain regulatory approval for, and subsequently generate product sales from DAYBUE in jurisdictions other than the U.S. or in additional indications other than Rett syndrome, our early-stage pipeline programs and any product candidates, if approved;
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
•
the status and cost of our post-marketing requirements for DAYBUE;
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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. For example, effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, the provision may not actually be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.*

Portions of our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply and clinical trial disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize the related product candidates, if approved, which would have a material adverse effect on our business.

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

We currently depend, and in the future will continue to depend, on third parties to manufacture NUPLAZID, DAYBUE and any product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize NUPLAZID, DAYBUE or any product candidates, if approved.*

We have no manufacturing facilities and only limited experience as an organization in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, NUPLAZID, DAYBUE and our product candidates.

We have contracted with Patheon Pharmaceuticals Inc. (Patheon) to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product and DAYBUE for commercial use in the U.S. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S. Additionally, we have contracted with Siegfried AG to manufacture API to be used in the manufacture of NUPLAZID drug product for commercial use, Corden Pharma Bergamo S.p.A. (Corden) and F.I.S. Fabbrica Italiana Sintetici S.p.A. (FIS) to manufacture API to be used in the manufacture of DAYBUE drug product for commercial use, and Patheon and CoreRx Inc. (CoreRx) to manufacture DAYBUE for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API. We may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID or DAYBUE. While we currently have sufficient API for both NUPLAZID and DAYBUE and NUPLAZID and DAYBUE finished products on hand to continue our commercial and clinical operations as planned, depending on the effects of geopolitical and macroeconomic developments and whether such developments cause disruptions, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by geopolitical and macroeconomic developments, such as the ongoing military conflict between Ukraine and Russia and related sanctions, and the ongoing conflict in Israel and the surrounding areas, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, our supply chain may be disrupted, limiting our ability to manufacture, test and distribute NUPLAZID or DAYBUE for commercial sales and our product candidates for our clinical trials and research and development operations. For example, it takes approximately two years for our third-party manufacturers to produce DAYBUE API, and a supply chain disruption in DAYBUE API would cause delays or increased costs to us that could jeopardize the commercialization of DAYBUE.

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

The manufacturers of NUPLAZID, DAYBUE and any other product candidates, including Patheon, Siegfried, Corden, FIS and CoreRx, are obliged to operate in accordance with FDA-mandated current good manufacturing practices (cGMPs), and we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture NUPLAZID and DAYBUE and any product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of NUPLAZID, DAYBUE and any product candidate that receives regulatory approval, negatively impact our commercialization of NUPLAZID or DAYBUE, or lead to significant delays in the launch and commercialization of any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, sensitive third-party data, business plans, transactions, financial information and medical information collected by our patient access management team (collectively, sensitive data). Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price (AMP), for single source and innovator multiple source drugs, effective January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

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

If our competitors develop and market products that are more effective than NUPLAZID, DAYBUE or our product candidates, if approved, they may reduce or eliminate our commercial opportunity.*

Competition in the pharmaceutical and biotechnology industries is intense and expected to increase. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, both in the U.S. and abroad. We compete, or will compete, with existing and new products being developed by our competitors. Some of these competitors have products or are pursuing the development of pharmaceuticals that target the same diseases and conditions that our research and development programs target.

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

We face an inherent risk of product liability as a result of the commercial sales of NUPLAZID and DAYBUE in the U.S. and the clinical testing of our product candidates, and will face an even greater risk following commercial launch of DAYBUE in additional jurisdictions, if approved, or if we engage in the clinical testing of new product candidates or commercialize any additional products. For example, we may be sued if NUPLAZID, DAYBUE or any other product we develop allegedly causes injury or is found to be otherwise unsuitable for administration in humans. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, interruptions to operations or clinical trials, reputational harm, litigation, fines and penalties, disruptions of our business operations, and a loss of customers or sales.*

In the ordinary course of our business, we, or the third parties with whom we work, process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets.

Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. These threats are prevalent, continue to rise, and are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” hacktivists, threat actors, personnel misconduct or error (such as through theft or misuse), organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fire, flood, and other similar threats.

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

We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, drug suppliers, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices and posture (including whether any unremediated vulnerabilities exist or have been exploited) is limited, and these third parties may not have adequate information security measures in place. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. For example, in May 2021, a key drug supplier notified us of a ransomware attack on our supplier’s systems; however, to date we found no indication that our personal data was exposed. Additionally, we have been notified in the past by a third-party identity access provider of a potential exposure to our administrative accounts. Similarly, in November 2023, we were notified of a ransomware attack on a drug substance supplier that interrupted their operations. We have also been made aware of a cyberattack against one of the largest prescription processors in the country as of February 21, 2024 that may impact the ability for our specialty pharmacy partners to have payors provide authorizations for patient refills and new patient starts for certain of our products.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work). We and the third parties with whom we work may not, however, detect and remediate all such vulnerabilities including on a timely basis. For example, we have identified certain vulnerabilities in our information systems, and we take steps designed to mitigate the risks associated with known vulnerabilities. These steps include implementing compensating controls and other protective measures. Further, we and the third parties with whom we work may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 2, 2024 to April 30, 2024, the closing price of our common stock has ranged from a low of $16.31 per share to a high of $30.86 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
•
the status and cost of development and commercialization of trofinetide for indications other than Rett syndrome and in jurisdictions other than the U.S.;
•
any other communications or guidance from the FDA or other regulatory authorities that pertain to NUPLAZID, DAYBUE or our product candidates;
•
the status and cost of our post-marketing requirements for DAYBUE;
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

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

No officer or director, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the fiscal quarter.

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

10.1[a]	Forms of Nonstatutory Stock Option Grant Notice and Stock Option Agreement under Acadia Pharmaceuticals Inc. 2010 Equity Incentive Plan.

10.2[a]	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under Acadia Pharmaceuticals Inc. 2010 Equity Incentive Plan.

10.3[a]	Forms of Performance Stock Unit Grant Notice and Performance Stock Unit Award Agreement under Acadia Pharmaceuticals Inc. 2010 Equity Incentive Plan.

10.4[a]

Employment Offer Letter, dated January 12, 2024, between the Registrant and Jennifer Rhodes (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2024).

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

32.1[b]	Certification of Stephen R. Davis, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[b]	Certification of Mark C. Schneyer, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 8, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

a Indicates management contract or compensatory plan or arrangement.

b The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: May 8, 2024	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)