Form 10-Q
period 2024-06-30
ACADIA PHARMACEUTICALS INC
filed 2024-08-07
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of registrant’s common stock outstanding as of the close of business on July 31, 2024:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	165,876,052

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$177,134	$188,657
Investment securities, available-for-sale	323,808	250,208
Accounts receivable, net	103,698	98,267
Interest and other receivables	6,695	4,083
Inventory	71,525	35,819
Prepaid expenses	46,056	39,091
Total current assets	728,916	616,125
Property and equipment, net	4,144	4,612
Operating lease right-of-use assets	52,390	51,855
Intangible assets, net	107,859	65,490
Restricted cash	5,770	5,770
Long-term inventory	14,544	4,628
Other assets	476	476
Total assets	$914,099	$748,956
Liabilities and stockholders’ equity
Accounts payable	$19,882	$17,543
Accrued liabilities	317,969	236,711
Total current liabilities	337,851	254,254
Operating lease liabilities	47,186	47,800
Other long-term liabilities	12,362	15,147
Total liabilities	397,399	317,201
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at June 30, 2024 and December 31, 2023; 165,853,301 shares and 164,650,219 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	2,897,916	2,862,552
Accumulated deficit	(2,380,893)	(2,430,837)
Accumulated other comprehensive (loss) income	(339)	24
Total stockholders’ equity	516,700	431,755
Total liabilities and stockholders’ equity	$914,099	$748,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Product sales, net	$241,963	$165,235	$447,794	$283,697
Total revenues	241,963	165,235	447,794	283,697
Operating expenses
Cost of product sales	18,230	7,459	41,181	9,126
Research and development	76,233	58,771	135,912	127,915
Selling, general and administrative	117,063	95,968	225,054	197,203
Total operating expenses	211,526	162,198	402,147	334,244
Income (loss) from operations	30,437	3,037	45,647	(50,547)
Interest income, net	6,359	4,550	11,865	8,350
Other income (loss)	386	(1,244)	672	3,601
Income (loss) before income taxes	37,182	6,343	58,184	(38,596)
Income tax expense	3,793	5,229	8,240	3,311
Net income (loss)	$33,389	$1,114	$49,944	$(41,907)
Earnings (net loss) per share:
Basic	$0.20	$0.01	$0.30	$(0.26)
Diluted	$0.20	$0.01	$0.30	$(0.26)
Weighted average common shares outstanding:
Basic	165,551	163,458	165,174	163,109
Diluted	166,174	165,046	166,391	163,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$33,389	$1,114	$49,944	$(41,907)
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities	(113)	(318)	(371)	439
Foreign currency translation adjustments	3	3	8	1
Comprehensive income (loss)	$33,279	$799	$49,581	$(41,467)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$49,944	$(41,907)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	30,435	29,859
Amortization of premiums and accretion of discounts on investment securities	(3,740)	(3,758)
Amortization of intangible assets	7,631	1,364
Gain on strategic investment	—	(3,601)
Loss on sale of investment securities	—	505
Depreciation	468	828
Changes in operating assets and liabilities:
Accounts receivable, net	(5,431)	(19,657)
Interest and other receivables	(2,612)	(1,419)
Inventory	(43,795)	(2,519)
Prepaid expenses	(6,965)	(2,497)
Other assets	—	(115)
Operating lease right-of-use assets	3,649	3,405
Accounts payable	2,339	6,065
Accrued liabilities	27,043	26,875
Operating lease liabilities	(2,089)	(3,342)
Long-term liabilities	(2,785)	182
Net cash provided by (used in) operating activities	54,092	(9,732)
Cash flows from investing activities
Purchases of investment securities	(217,846)	(228,675)
Sale and maturity of investment securities	147,615	266,910
Intangible assets	—	(40,000)
Net cash used in investing activities	(70,231)	(1,765)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,608	6,944
Net cash provided by financing activities	4,608	6,944
Effect of exchange rate changes on cash	8	(2)
Net decrease in cash, cash equivalents and restricted cash	(11,523)	(4,555)
Cash, cash equivalents and restricted cash
Beginning of period	194,427	120,616
End of period	$182,904	$116,061
Supplemental disclosure of noncash information:
Accrued inventory purchases	$1,506	$—
Accrued milestone and contingent payments in connection with asset acquisition	$50,000	$29,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total stockholders’ equity, beginning balances	$464,044	$374,258	$431,755	$400,413
Common stock:
Beginning balance	16	16	16	16
Ending balance	16	16	16	16
Additional paid-in capital:
Beginning balance	2,878,539	2,787,034	2,862,552	2,770,923
Issuance of common stock from exercise of stock options and units	73	2,815	1,116	4,281
Issuance of common stock pursuant to employee stock purchase plan	3,492	2,663	3,492	2,663
Stock-based compensation	15,812	15,258	30,756	29,903
Ending balance	2,897,916	2,807,770	2,897,916	2,807,770
Accumulated deficit:
Beginning balance	(2,414,282)	(2,412,572)	(2,430,837)	(2,369,551)
Net income (loss)	33,389	1,114	49,944	(41,907)
Ending balance	(2,380,893)	(2,411,458)	(2,380,893)	(2,411,458)
Other comprehensive (loss) income:
Beginning balance	(229)	(220)	24	(975)
Other comprehensive (loss) income	(110)	(315)	(363)	440
Ending balance	(339)	(535)	(339)	(535)

Total stockholders’ equity, ending balances	$516,700	$395,793	$516,700	$395,793

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

Risk and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and potential disruptions from geopolitical and military conflicts and related sanctions. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$188,657	$177,134	$114,846	$107,941
Restricted cash	5,770	5,770	5,770	8,120
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$194,427	$182,904	$120,616	$116,061

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of June 30, 2024 the Company determined that an allowance for credit loss was not required.

Revenues

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, all of which are sales in the U.S. Revenues by product are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NUPLAZID	$157,409	$142,018	$287,332	$260,480
DAYBUE	84,554	23,217	160,462	23,217
Product sales, net	$241,963	$165,235	$447,794	$283,697

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

The Company has capitalized a total of $119.6 million as intangible assets following the FDA approval and sale of DAYBUE pursuant to its 2018 license agreement with Neuren Pharmaceuticals Limited (Neuren), as disclosed in Note 9. The intangible assets are amortized on a straight-line basis over the estimated useful life of the licensed patents through early 2036. The Company recorded total amortization expense related to these intangible assets of $2.3 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively. The Company recorded total amortization expense related to these intangible assets of $7.6 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, estimated future amortization expense related to the Company’s intangible assets was $4.7 million for the remainder of 2024, and $9.4 million for each subsequent year.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales as revenue from product sales is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible the assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the three and six months ended June 30, 2024 and 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income (loss) - basic and diluted	$33,389	$1,114	$49,944	$(41,907)
Weighted average shares outstanding:
Basic	165,551	163,458	165,174	163,109
Effect of potentially dilutive common shares from:
Equity awards	578	1,533	1,138	—
Employee stock purchase plan rights	45	55	79	—
Diluted	166,174	165,046	166,391	163,109

Earnings (net loss) per share:
Basic	$0.20	$0.01	$0.30	$(0.26)
Diluted	$0.20	$0.01	$0.30	$(0.26)

Potentially dilutive shares excluded from per share amounts as their effect would have been anti-dilutive	20,944	16,378	17,533	23,174

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of product sales	$362	$200	$515	$368
Research and development	3,749	3,666	7,842	7,638
Selling, general and administrative	11,574	11,288	22,078	21,853
	$15,685	$15,154	$30,435	$29,859

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

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$17,205	$5,001
Work in process	5,361	4,134
Raw material	63,503	31,312
	$86,069	$40,447
Reported as:
Inventory	$71,525	$35,819
Long-term inventory	14,544	4,628
Total	$86,069	$40,447

Amount reported as long-term inventory consisted of raw materials as of June 30, 2024 and December 31, 2023. The Company has raw materials beyond a one year production plan that help limit the exposures from potential supply interruption. Those raw materials beyond the one year production plan were classified as long-term inventory.

Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued sales allowances	$126,493	$90,718
Accrued contingent payments	79,583	29,583
Accrued research and development services	26,059	32,883
Accrued compensation and benefits	26,044	42,718
Accrued consulting and professional fees	24,152	18,804
Current portion of lease liabilities	10,470	9,405
Accrued royalties	8,456	8,710
Current portion of accrued branded prescription drug fees	7,836	718
Other	8,876	3,172
	$317,969	$236,711

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$157,687	$—	$(179)	$157,508
Government sponsored enterprise securities	166,465	1	(166)	166,300
	$324,152	$1	$(345)	$323,808

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$75,315	$47	$(28)	$75,334
Government sponsored enterprise securities	174,867	119	(112)	174,874
	$250,182	$166	$(140)	$250,208

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

At June 30, 2024 and December 31, 2023, the Company had 36 and 21 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2024
U.S. Treasury notes	$157,508	$(179)	$—	$—	$157,508	$(179)
Government sponsored enterprise securities	156,658	(166)	—	—	156,658	(166)
Total	$314,166	$(345)	$—	$—	$314,166	$(345)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2023
U.S. Treasury notes	$41,366	$(28)	$—	$—	$41,366	$(28)
Government sponsored enterprise securities	108,587	(112)	—	—	108,587	(112)
Total	$149,953	$(140)	$—	$—	$149,953	$(140)

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

As of June 30, 2024, the Company did not intend to sell the investments in unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at June 30, 2024.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2024 and December 31, 2023.

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

The recurring fair value measurements of the Company’s financial assets and liabilities measured at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$54,604	$54,604	$—	$—
U.S. Treasury notes	202,247	202,247	—	—
Government sponsored enterprise securities	191,174	—	191,174	—
Total	$448,025	$256,851	$191,174	$—

Liabilities
Cash awards	$—	$—	$—	$—
Total	$—	$—	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$64,586	$64,586	$—	$—
U.S. Treasury notes	75,334	75,334	—	—
Government sponsored enterprise securities	174,874	—	174,874	—
Total	$314,794	$139,920	$174,874	$—

Liabilities
Cash awards	$4,506	$—	$—	$4,506
Total	$4,506	$—	$—	$4,506

Changes in estimated fair value of contingent cash awards during the six months ended June 30, 2024 are as follows (in thousands):

Balance as of December 31, 2023	$4,506
Vesting of awards	190
Expense forfeited	(117)
Change in fair value	(4,579)
Balance as of June 30, 2024	$—

8. Stockholders’ Equity

Performance Stock Units

In March 2024, the Company began to issue performance stock units (PSU) with a market condition that are earned based on the Company’s relative total stockholder return (rTSR) as compared to a peer group of companies measured over a three-year performance period and continued employment through the performance period. Depending on the actual performance over the measurement period, a rTSR PSU award recipient could receive up to 150% of the granted award. The grant date fair value of such awards is estimated using a Monte Carlo simulation, which includes assumptions such as expected volatility, risk-free interest rate and dividend yield. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The compensation expense for the awards is recognized over the requisite service period regardless of whether the market conditions are achieved and will only be adjusted for pre-vesting forfeitures due to the termination of the recipient’s employment with the Company prior to the end of the performance period. As of June 30, 2024, there were approximately 374,603 PSU with a rTSR market condition outstanding, representing the maximum 150% of the original grant that could be received.

Contingent Cash Awards

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses over certain periods based on continued employment and the Company’s stock price reaching a pre-specified target. The maximum potential payout of the cash awards at the grant date was $15.1 million. The Company has determined that the cash awards were classified as liabilities pursuant to ASC Topic 718, Compensation – Stock Compensation. The Company estimates the fair value of the awards at each reporting period using a Monte Carlo simulation, which is recognized as compensation cost over the derived service period. Total fair value of the awards at the grant date was $4.4 million. The maximum potential payout at June 30, 2024 after adjusting for forfeitures was $9.6 million. However, due to the decrease of the Company’s stock price, the potential payout was deemed unlikely of being earned. Therefore, the fair value of the awards at June 30, 2024 was approximately $0.0 million. During the three and six months ended June 30, 2024, the Company recorded a reversal of $0.2 million and $4.5 million of compensation cost related to the awards, respectively. During the three and six months ended June 30, 2023, the Company recorded $0.9 million and $1.2 million of compensation cost related to the awards, respectively.

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the 2024 Plan) became effective upon approval of the stockholders in May 2024. The 2024 Plan permits the grant of awards to employees, non-employee directors and consultants. In addition, the 2024 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. The 2024 Plan provides that, with limited exceptions, no award will vest until at least 12 months following the date of grant of the award; provided, however, that up to 5% of the aggregate number of shares that may be issued under the 2024 Plan may be subject to awards which do not meet such vesting requirements. The maximum term of any stock option or stock appreciation right awards under 2024 Plan is ten years. All shares that remained eligible for grant under the Company’s 2010 Equity Incentive Plan and 2023 Inducement Plan at the time of approval of the 2024 Plan were transferred to the 2024 Plan. At June 30, 2024, there were 12,351,871 shares of common stock available for new grants under the 2024 Plan.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of June 30, 2024, the Company may be required to make milestone payments up to $3.4 billion in the aggregate for candidates in its pipeline, of which, $50.0 million was deemed probable of occurring and may be paid in the next 12 months for the first calendar year in which annual net sales of trofinetide in North America for the treatment of Rett syndrome exceeds $250.0 million pursuant to the 2018 license agreement with Neuren as described below. The Company capitalized the $50.0 million milestone payment as an intangible asset and amortizes it on a straight-line basis over the estimated useful life of the licensed patents.

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

As a result of the above, only MSN remained as an active defendant in the Pimavanserin I Cases. On April 6, 2023, the Company and MSN filed a stipulation and proposed order requesting adjournment of the final pre-trial conference and trial, and requesting resolution of the remaining issue – MSN’s validity challenge of the sole patent in suit – through summary judgment briefing by the parties, which was ordered by the Court on April 10, 2023. Briefing was completed on June 28, 2023 and oral argument took place on September 27, 2023. On December 13, 2023, the Court ruled in the Company’s favor on the summary judgment motions – denying MSN’s motion for summary judgment of invalidity and granting the Company’s cross-motion for no invalidity. MSN had previously stipulated to infringement of the patent-in-suit. On January 11, 2024, the District Court entered final judgment in the Company’s favor that MSN’s submission of ANDA No. 214925 was an act of infringement in the Pimavanserin I Case. On January 18, 2024, MSN filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the December 13, 2023 Memorandum Order of the United States District Court for the District of Delaware, and final judgment entered on January 11, 2024. On February 12, 2024, the Company filed an Entry of Appearance for the appeal to the United States Court of Appeals for the Federal Circuit. MSN’s Opening Appeal Brief was filed on March 29, 2024, the Company’s Response Brief was filed on May 29, 2024, MSN’s Reply Brief was filed on June 20, 2024, and the Joint Appendix was filed on June 26, 2024. As of the date of this report, an oral argument in this appeal had not been scheduled.

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. On December 13, 2023, the Court issued a claim construction order finding in favor of the Company on all disputed terms of the patent-in-suit. Fact discovery closed on March 21, 2024. Trial is scheduled in the matter for December 3, 2024 to December 5, 2024.

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned Marechal v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its Supplemental New Drug Application (sNDA) seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. The parties are currently engaged in discovery. The cutoff for fact discovery is October 9, 2024.

Opt Out Litigation

On March 7, 2024, a purported stockholder of the Company filed a complaint (captioned Alger Dynamic Opportunities Fund v. Acadia Pharmaceuticals, Inc., Case No. 24-cv-00451) in the U.S. District Court for the Southern District of California against the Company and one executive officer. The complaint, which is based on the same underlying allegations as the Securities Class Action, asserts claims under federal and state securities laws, and for common law fraud and negligent misrepresentations. Defendants moved to dismiss the complaint on May 24, 2024, and the purported stockholder opposed Defendants’ motion to dismiss on July 10, 2024. Defendants’ deadline to reply to the purported stockholder’s opposition is August 7, 2024.

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

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.4 years to 6.9 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2,826	$2,741	$5,636	$4,922
Operating sublease income	(385)	—	(670)	—
Net operating lease cost	$2,441	$2,741	$4,966	$4,922

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,678	$2,350	$5,083	$4,720
Right-of-use assets obtained in exchange for operating lease obligations:	—	(90)	4,184	214

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating lease liabilities
Current portion included in accrued liabilities	$10,470	$9,405
Operating lease liabilities	47,186	47,800
Total operating lease liabilities	$57,656	$57,205

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2024	$5,389
Years ending December 31,
2025	10,818
2026	10,182
2027	9,940
2028	9,520
Thereafter	20,607
Total lease payments	66,456
Less:
Imputed interest	(8,800)
Total operating lease liabilities	$57,656

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2024, the weighted average remaining lease term was 6.5 years and the weighted average discount rate used to determine the operating lease liability was 4.7%.

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

11. Income Taxes

For the three months ended June 30, 2024 and 2023, the Company recognized an income tax expense of $3.8 million on a pre-tax income of $37.2 million and income tax expense of $5.2 million on a pre-tax income of $6.3 million, respectively, resulting in effective tax rates of 10.22% and 82.54%, respectively. The effective tax rate for the three months ended June 30, 2024 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the three months ended June 30, 2023 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

For the six months ended June 30, 2024 and 2023, the Company recognized an income tax expense of $8.2 million on a pre-tax income of $58.2 million and income tax expense of $3.3 million on a pre-tax loss of $38.6 million, respectively, resulting in effective tax rates of 14.09% and -8.55%, respectively. The effective tax rate for the six months ended June 30, 2024 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the six months ended June 30, 2023 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

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

Our commercial portfolio includes two products. In April 2016, the FDA approved NUPLAZID for the treatment of hallucinations and delusions associated with PDP, which is the first and only drug approved in the United States for this condition. In September 2023, we announced that the FDA made two changes to the NUPLAZID label clarifying its use in patients with Parkinson’s disease-related hallucinations and delusions, with or without dementia, which is consistent with the current indication. In March 2023, the FDA approved DAYBUE for the treatment of Rett syndrome, which is the first and only drug approved for this condition. DAYBUE became available by prescription in the United States in April 2023.

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

Looking beyond the U.S., we are advancing efforts to make trofinetide available in additional markets. Our pediatric investigation plan (PIP) has been agreed to with the pediatric committee of the European Medicines Agency (EMA), paving the way for an anticipated filing in the first quarter of 2025. In Japan, we held our first formal meeting with the Pharmaceuticals and Medical Devices Agency (PMDA) in the second quarter of 2024 to discuss our proposed clinical plan. And in Canada, we announced in April 2024 that our New Drug Submission was accepted for filing and granted priority review by Health Canada, potentially leading to an approval in that market around the end of this year.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of June 30, 2024, we had an accumulated deficit of $2.4 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may continue to incur operating losses for the next few years as we incur significant research and development costs and costs for continued commercialization of NUPLAZID and DAYBUE.

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

Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. Thus, the cost of sales as a percentage of net sales of DAYBUE for the three and six months ended June 30, 2024 was affected by use of the initial pre-launch inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of DAYBUE will increase significantly once we commence the sales of full cost inventories.

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

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the preclinical and clinical development of pimavanserin, trofinetide, and our early-stage programs. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project-by-project basis. To the extent that external expenses are not attributable to a specific project, they are allocated proportionally to each of the projects.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs of external service providers:
NUPLAZID (pimavanserin)	$10,587	$15,780	$21,916	$30,087
DAYBUE (trofinetide)	6,770	5,418	11,320	22,854
ACP-101	6,928	681	14,068	712
ACP-204	16,834	10,798	25,897	23,002
Early-stage programs	10,262	7,795	19,669	13,776
Upfront and milestone payments	6,000	—	6,000	—
Subtotal	57,381	40,472	98,870	90,431
Internal costs	15,103	14,633	29,200	29,846
Stock-based compensation	3,749	3,666	7,842	7,638
Total research and development expenses	$76,233	$58,771	$135,912	$127,915

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and DAYBUE and the extent to which we generate revenue from product sales, our further development of our early-stage pipeline programs and the progress and timing of expenditures related to studies of DAYBUE pursuant to our post-marketing requirements. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact that geopolitical and macroeconomic developments may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended June 30, 2024 and 2023

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $242.0 million and $165.2 million for the three months ended June 30, 2024 and 2023, respectively.

Net product sales of NUPLAZID were $157.4 million and $142.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase in net product sales of NUPLAZID of $15.4 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price of NUPLAZID in 2024 compared to 2023. Net product sales of DAYBUE were $84.6 million and $23.2 million for the three months ended June 30, 2024 and 2023, respectively. The increase in net product sales of DAYBUE of $61.4 million was due to the growth in DAYBUE unit sales.

Cost of Product Sales

Cost of product sales was $18.2 million and $7.5 million for the three months ended June 30, 2024 and 2023, respectively, or approximately 8% and 5% of net product sales, respectively. Cost of product sales as a percentage of net product sales for NUPLAZID remained relatively flat during the three months ended June 30, 2024 as compared to the same period of 2023. The increase in cost of product sales was primarily due to the increase in license fees and royalties expensed for DAYBUE, including royalties due to Neuren based on net sales of DAYBUE and the amortization of the milestone payments capitalized under our 2018 license agreement with Neuren. The license fees and royalties expensed during the three months ended June 30, 2024 were $10.8 million as compared to $3.7 million in the same period of 2023. We are required to pay Neuren tiered and escalating royalties between 10% to 15% based on annual net sales of DAYBUE in North America. Currently, we are required to pay 10% of royalties to Neuren. If our annual net sales of DAYBUE in North America exceed $250.0 million, we will be required to pay 12% of royalties to Neuren on net sales that exceed $250.0 million. We will be required to pay higher royalties if net sales exceeds next scales.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of product sales included previously expensed inventories, the total cost of sales with these manufacturing costs included for the three months ended June 30, 2024 would have increased by approximately $3.7 million.

Research and Development Expenses

Research and development expenses increased to $76.2 million for the three months ended June 30, 2024, including $3.7 million in stock-based compensation expense, from $58.8 million for the three months ended June 30, 2023, including $3.7 million in stock-based compensation expense. The increase in research and development expenses was mainly due to increased costs from ACP101, ACP-204 and early-stage programs, partially offset by a reduction in costs associated with our pimavanserin negative symptoms of schizophrenia program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $117.1 million for the three months ended June 30, 2024, including $11.6 million in stock-based compensation expense, from $96.0 million for the six months ended June 30, 2023, including $11.3 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily driven by upfront costs related to a new consumer activation program to support the NUPLAZID franchise, increased marketing costs in the U.S. to support DAYBUE, and investments to support commercialization of trofinetide outside the U.S.

Comparison of the Six Months Ended June 30, 2024 and 2023

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $447.8 million and $283.7 million for the six months ended June 30, 2024 and 2023, respectively.

Net product sales of NUPLAZID were $287.3 million and $260.5 million for the six months ended June 30, 2024 and 2023, respectively. The increase in net product sales of NUPLAZID of $26.8 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price of NUPLAZID in 2024 compared to 2023. Net product sales of DAYBUE were $160.5 million and $23.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase in net product sales of DAYBUE of $137.3 million was due to the growth in DAYBUE unit sales.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2024 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2023	$12,156	$(520)	$86,054	$97,690
Provision related to current period sales	56,139	2,668	99,699	158,506
Credits/payments for current period sales	(44,563)	(3,021)	(31,702)	(79,286)
Credits/payments for prior period sales	(12,156)	520	(27,647)	(39,283)
Balance as of June 30, 2024	$11,576	$(353)	$126,404	$137,627

Cost of Product Sales

Cost of product sales was $41.2 million and $9.1 million for the six months ended June 30, 2024 and 2023, respectively, or approximately 9% and 3% of net product sales, respectively. Cost of product sales as a percentage of net product sales for NUPLAZID remained relatively flat during the six months ended June 30, 2024 as compared to the same period of 2023. The increase in cost of product sales was primarily due to the increase in license fees and royalties expensed for DAYBUE, including royalties due to Neuren based on net sales of DAYBUE and the amortization of the milestone payments capitalized under our 2018 license agreement with Neuren. The license fees and royalties expensed during the six months ended June 30, 2024 were $23.7 million as compared to $3.7 million in the same period of 2023. Currently, we are required to pay 10% of royalties to Neuren based on the annual net sales of DAYBUE in North America. If our annual net sales of DAYBUE in North America exceed $250.0 million, we will be required to pay 12% of royalties to Neuren on net sales that exceed $250.0 million.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. Prior to receiving FDA approval for DAYBUE in March 2023, we manufactured inventory and recorded approximately $29.9 million related to the zero cost inventory as research and development expense. Utilizing the actual direct costs to manufacture DAYBUE prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the six months ended June 30, 2024 would have increased by approximately $7.2 million. We do not expect our cost of product sales for DAYBUE to increase significantly as a percentage of net product sales in future periods as we continue to produce inventory for future sales. We expect to finish selling the zero cost inventories of DAYBUE in 2025.

Subsequent to using our entire zero cost inventories, we estimate our overall cost of product sales as a percentage of total net product sales will be in the range of a mid-single digit to high single digit percentage.

Research and Development Expenses

Research and development expenses increased to $135.9 million for the six months ended June 30, 2024, including $7.8 million in stock-based compensation expense, from $127.9 million for the six months ended June 30, 2023, including $7.6 million in stock-based compensation expense. The increase in research and development expenses was mainly due to increased costs from ACP-101, ACP-204 and early stage programs, partially offset by the elimination of pre-FDA approval trofinetide commercial supply expenses that were included in the previous year as well as a reduction costs associated with our pimavanserin negative symptoms of schizophrenia program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $225.1 million for the six months ended June 30, 2024, including $22.1 million in stock-based compensation expense, from $197.2 million for the six months ended June 30, 2023, including $21.9 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily driven upfront costs related to a new consumer activation program to support the NUPLAZID franchise, increased marketing costs in the U.S. to support DAYBUE, and investments to support commercialization of trofinetide outside the U.S.

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

Unless and until we can generate significant cash from our operations, we expect to satisfy our future cash needs through our existing cash, cash equivalents and investment securities, public or private sales of our securities, debt financings, or strategic collaborations. In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, due to geopolitical and macroeconomic developments, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

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

Cash Flows

At June 30, 2024, we had $500.9 million in cash, cash equivalents, and investment securities, compared to $438.9 million at December 31, 2023. This $62.0 million increase was primarily due to cash provided by operating activities. Net cash provided by operating activities increased to $54.1 million for the six months ended June 30, 2024 compared to $9.7 million of net cash used in operating activities for the six months ended June 30, 2023. This increase in cash provided by operations primarily resulted from an increase in our net revenues partially offset by the increase cost of product sales and selling, general and administrative cost.

Net cash used in investing activities totaled $70.2 million for the six months ended June 30, 2024 compared to $1.8 million for the six months ended June 30, 2023. The increase in net cash used in investing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to increased net purchases of investment securities.

Net cash provided by financing activities decreased to $4.6 million for the six months ended June 30, 2024 compared to $6.9 million for the six months ended June 30, 2023. This decrease in net cash provided by financing activities for the six months ended June 30, 2024 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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

In connection with the FDA approval of DAYBUE, we agreed to the following post marketing requirements (PMRs): a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies and nonclinical in vitro and clinical in vivo drug interaction studies. We have completed two of the five PMRs and we are awaiting FDA’s acknowledgement and acceptance of those completed PMRs. The results of any post-marketing study may cause the FDA to update the label and/or cause the FDA to request additional studies or require risk mitigation plans.

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

If we do not obtain regulatory approval of trofinetide outside the U.S. or for indications in addition to Rett syndrome, we will not be able to market trofinetide outside the U.S. or for other indications in the U.S., which will limit our commercial revenues.*

While trofinetide was approved in 2023 in the U.S. by the FDA for the treatment of Rett syndrome in adult and pediatric patients two years of age and older, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for this indication or for any other indication. In order to market trofinetide for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. For example, we announced in April 2024 that Health Canada accepted for filing our New Drug Submission with respect to trofinetide for the treatment of Rett syndrome; however, we may still never receive approval to market in Canada. Approval of DAYBUE by the FDA for the treatment of Rett syndrome does not ensure that DAYBUE will be approved by the FDA for any other indication. For example, although pimavanserin was approved in 2016 in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA since then for any other indications.

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

An unfavorable outcome in any of our ongoing or future development efforts or in the post-marketing studies for DAYBUE could be a major set-back for the programs and for us, generally. In particular, an unfavorable outcome in our DAYBUE program or in the post-marketing studies for DAYBUE, may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate the affected program and could have a material adverse effect on us and the value of our common stock.

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

In addition, enrollment and retention of patients in, or the ability to receive results from, clinical trials could be disrupted by geopolitical or macroeconomic developments. For example, as a result of the conflict between Ukraine and Russia, we experienced temporary delays in accessing historical records of certain clinical trial sites located in Russia. It is possible that future enrollment in future studies, could be impacted due to the same or similar geopolitical or macroeconomic developments. If patients withdraw from our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trial results are otherwise disrupted or disputed due to such developments, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

If we receive approval of NUPLAZID or DAYBUE in additional indications or in jurisdictions outside the U.S., we may need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of June 30, 2024, we employed approximately 630 employees. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, and integrate additional employees and retain existing employees, and may take time away from running other aspects of our business, including development and commercialization of our products and product candidates, if approved.

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

We have a history of net losses and we may not be able to predict the extent of future losses.*

We have experienced significant net losses since our inception. As of June 30, 2024, we had an accumulated deficit of approximately $2.4 billion. We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. Thus, our future operating results, profitability and other financial metrics may fluctuate from period to period, and we will need to generate significant revenues to achieve and maintain profitability and/or positive cash flow on a sustained basis.

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

If we fail to generate capital, or otherwise obtain the capital necessary to fund our operations, we will be unable to successfully continue the commercialization of NUPLAZID and the development and commercialization of DAYBUE or successfully develop and commercialize our product candidates, if approved.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $500.9 million at June 30, 2024. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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
•
the impact of geopolitical and macroeconomic developments, general political, health and economic conditions, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, pandemics or epidemics, economic slowdowns, recessions, inflation, high interest rates and tightening of credit markets on our business;
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

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.*

Portions of our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including material shortages and related manufacturing and supply chain challenges, geopolitical developments (as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and manufacturing and supply chain), and the responses by central banking authorities to control inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

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

We have contracted with Patheon Pharmaceuticals Inc. (Patheon) to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product and DAYBUE for commercial use in the U.S. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S. Additionally, we have contracted with Siegfried AG to manufacture API to be used in the manufacture of NUPLAZID drug product for commercial use, Corden Pharma Bergamo S.p.A. (Corden) and F.I.S. Fabbrica Italiana Sintetici S.p.A. (FIS) to manufacture API to be used in the manufacture of DAYBUE drug product for commercial use, and Patheon and CoreRx Inc. (CoreRx) to manufacture DAYBUE for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API. We may face delays or increased costs in our supply chain that could jeopardize the commercialization of NUPLAZID or DAYBUE. While we currently have sufficient API for both NUPLAZID and DAYBUE and NUPLAZID and DAYBUE finished products on hand to continue our commercial and clinical operations as planned, depending on the effects of geopolitical and macroeconomic developments and whether such developments cause disruptions, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by geopolitical and macroeconomic developments, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, our supply chain may be disrupted, limiting our ability to manufacture, test and distribute NUPLAZID or DAYBUE for commercial sales and our product candidates for our clinical trials and research and development operations. For example, it takes approximately two years for our third-party manufacturers to produce DAYBUE API, and a supply chain disruption in DAYBUE API would cause delays or increased costs to us that could jeopardize the commercialization of DAYBUE.

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

We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, drug suppliers, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices and posture (including whether any unremediated vulnerabilities exist or have been exploited) is limited, and these third parties may not have adequate information security measures in place. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. For example, we were made aware of a cyberattack against one of the largest prescription processors in the country in February 2024 that impacted the ability for our specialty pharmacy partners to have payors provide authorizations for patient refills and new patient starts for certain of our products. In April 2024, we were notified by a third-party patient support service provider of a data security incident that involved personal data of NUPLAZID patients.

It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to investigate, mitigate, contain and remediate a security incident may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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

Applicable data privacy and security obligations may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring or identity theft protection services. Such disclosures and related actions are costly, and the disclosure or the failure to comply with applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 2, 2024 to July 31, 2024, the closing price of our common stock has ranged from a low of $14.62 per share to a high of $30.86 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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
•
disruptions caused by geopolitical or macroeconomic developments or other business interruptions, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain; and
•
economic and political factors, including but not limited to economic and financial crises, wars, terrorism, and political unrest.

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

Historically, turmoil and volatility in the financial markets (including recent volatility as a result of geopolitical and macroeconomic developments, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain) have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. These events, coupled with other factors, may limit our access to financing in the future. This could have a material adverse effect on our ability to access funding on acceptable terms, or at all, and our stock price may suffer further as a result.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

The following officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

• On February 29, 2024, Brendan P. Teehan, Executive Vice President, Chief Operating Officer and Head of Commercial, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 20,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from May 29, 2024 until May 29, 2025, or earlier if and when all transactions under the trading arrangement are completed.

• On May 30, 2024, Mark C. Schneyer, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 31,884 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from August 28, 2024 until July 31, 2025, or earlier if and when all transactions under the trading arrangement are completed.

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

10.1[a]

Forms of Nonstatutory Stock Option Grant Notice and Stock Option Agreement under Acadia Pharmaceuticals Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2024).

10.2[a]

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under Acadia Pharmaceuticals Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2024).

10.3[a]

Forms of Performance Stock Unit Grant Notice and Performance Stock Unit Award Agreement under Acadia Pharmaceuticals Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2024).

10.4[a]	Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-279784).

10.5[a]

Forms of Standard Stock Option Grant Notice and Stock Option Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-279784).

10.6[a]

Forms of Standard Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement No. 333-279784).

10.7[a]

Forms of Director Stock Option Grant Notice and Stock Option Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Registration Statement No. 333-279784).

10.8[a]

Forms of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to Registration Statement No. 333-279784).

10.9[a]	Employment Offer Letter, dated February 22, 2024, between the Registrant and Elizabeth H. Z. Thompson.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 6, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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

Acadia Pharmaceuticals Inc.

Date: August 6, 2024	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)