Form 10-Q
period 2024-09-30
ACADIA PHARMACEUTICALS INC
filed 2024-11-07
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of registrant’s common stock outstanding as of the close of business on October 29, 2024:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	166,391,891

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$155,149	$188,657
Investment securities, available-for-sale	410,181	250,208
Accounts receivable, net	98,209	98,267
Interest and other receivables	12,154	4,083
Inventory	61,041	35,819
Prepaid expenses	51,550	39,091
Total current assets	788,284	616,125
Property and equipment, net	3,988	4,612
Operating lease right-of-use assets	44,253	51,855
Intangible assets, net	105,515	65,490
Restricted cash	8,770	5,770
Long-term inventory	25,699	4,628
Other assets	359	476
Total assets	$976,868	$748,956
Liabilities and stockholders’ equity
Accounts payable	$19,081	$17,543
Accrued liabilities	324,864	236,711
Total current liabilities	343,945	254,254
Operating lease liabilities	40,421	47,800
Other long-term liabilities	15,322	15,147
Total liabilities	399,688	317,201
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at September 30, 2024 and December 31, 2023; 166,351,715 shares and 164,650,219 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	16	16
Additional paid-in capital	2,924,434	2,862,552
Accumulated deficit	(2,348,128)	(2,430,837)
Accumulated other comprehensive income	858	24
Total stockholders’ equity	577,180	431,755
Total liabilities and stockholders’ equity	$976,868	$748,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Product sales, net	$250,401	$211,699	$698,195	$495,396
Total revenues	250,401	211,699	698,195	495,396
Operating expenses
Cost of product sales	18,857	14,622	60,038	23,747
Research and development	66,606	156,963	202,518	284,878
Selling, general and administrative	133,294	97,890	358,348	295,094
Total operating expenses	218,757	269,475	620,904	603,719
Income (loss) from operations	31,644	(57,776)	77,291	(108,323)
Interest income, net	6,586	4,125	18,451	12,475
Other income	576	1,508	1,248	5,109
Income (loss) before income taxes	38,806	(52,143)	96,990	(90,739)
Income tax expense	6,041	13,033	14,281	16,344
Net income (loss)	$32,765	$(65,176)	$82,709	$(107,083)
Earnings (net loss) per share:
Basic	$0.20	$(0.40)	$0.50	$(0.65)
Diluted	$0.20	$(0.40)	$0.50	$(0.65)
Weighted average common shares outstanding:
Basic	165,974	164,234	165,443	163,488
Diluted	166,178	164,234	166,136	163,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$32,765	$(65,176)	$82,709	$(107,083)
Other comprehensive income (loss):
Unrealized gain on investment securities	1,239	223	868	662
Foreign currency translation adjustments	(42)	(7)	(34)	(6)
Comprehensive income (loss)	$33,962	$(64,960)	$83,543	$(106,427)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$82,709	$(107,083)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	56,599	48,398
Amortization of premiums and accretion of discounts on investment securities	(6,487)	(5,754)
Amortization of intangible assets	9,975	2,728
Gain on strategic investment	—	(5,109)
Loss on sale of investment securities	—	524
Depreciation	694	1,187
Changes in operating assets and liabilities:
Accounts receivable, net	58	(30,607)
Interest and other receivables	(8,071)	(845)
Inventory	(45,126)	(13,741)
Prepaid expenses	(12,459)	(16,552)
Other assets	117	(32)
Operating lease right-of-use assets	5,124	5,029
Accounts payable	1,538	(436)
Accrued liabilities	40,285	55,037
Operating lease liabilities	(7,793)	(5,017)
Long-term liabilities	175	3,586
Net cash provided by (used in) operating activities	117,338	(68,687)
Cash flows from investing activities
Purchases of investment securities	(369,333)	(265,878)
Sale and maturity of investment securities	216,715	326,020
Proceeds from sales of strategic investment	—	12,253
Purchases of property and equipment	(70)	(50)
Intangible assets	—	(40,000)
Net cash (used in) provided by investing activities	(152,688)	32,345
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,876	19,695
Net cash provided by financing activities	4,876	19,695
Effect of exchange rate changes on cash	(34)	(6)
Net decrease in cash, cash equivalents and restricted cash	(30,508)	(16,653)
Cash, cash equivalents and restricted cash
Beginning of period	194,427	120,616
End of period	$163,919	$103,963
Supplemental disclosure of noncash information:
Accrued inventory purchases	$760	$—
Accrued milestone and contingent payments in connection with asset acquisition	$50,000	$29,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total stockholders’ equity, beginning balances	$516,700	$395,793	$431,755	$400,413
Common stock:
Beginning balance	16	16	16	16
Ending balance	16	16	16	16
Additional paid-in capital:
Beginning balance	2,897,916	2,807,770	2,862,552	2,770,923
Issuance of common stock from exercise of stock options and units	268	12,751	1,384	17,032
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,492	2,663
Stock-based compensation	26,250	18,590	57,006	48,493
Ending balance	2,924,434	2,839,111	2,924,434	2,839,111
Accumulated deficit:
Beginning balance	(2,380,893)	(2,411,458)	(2,430,837)	(2,369,551)
Net income (loss)	32,765	(65,176)	82,709	(107,083)
Ending balance	(2,348,128)	(2,476,634)	(2,348,128)	(2,476,634)
Other comprehensive income (loss):
Beginning balance	(339)	(535)	24	(975)
Other comprehensive income (loss)	1,197	216	834	656
Ending balance	858	(319)	858	(319)

Total stockholders’ equity, ending balances	$577,180	$362,174	$577,180	$362,174

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

In October 2024, Health Canada granted marketing authorization of DAYBUE™ (trofinetide) for the treatment of Rett syndrome in adult and pediatric patients 2 years of age and older.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$188,657	$155,149	$114,846	$98,193
Restricted cash	5,770	8,770	5,770	5,770
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$194,427	$163,919	$120,616	$103,963

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. The Company has not historically experienced significant credit losses. Based on its assessment, as of September 30, 2024 the Company determined that an allowance for credit loss was not required.

Revenues

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, all of which are sales in the U.S. Revenues by product are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NUPLAZID	$159,186	$144,828	$446,518	$405,308
DAYBUE	91,215	66,871	251,677	90,088
Product sales, net	$250,401	$211,699	$698,195	$495,396

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

The Company has capitalized a total of $119.6 million as intangible assets following the FDA approval and sale of DAYBUE pursuant to its 2018 license agreement with Neuren Pharmaceuticals Limited (Neuren), as disclosed in Note 9. The intangible assets are amortized on a straight-line basis over the estimated useful life of the licensed patents through early 2036. The Company recorded total amortization expense related to these intangible assets of $2.3 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded total amortization expense related to these intangible assets of $10.0 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, estimated future amortization expense related to the Company’s intangible assets was $2.3 million for the remainder of 2024, and $9.4 million for each subsequent year.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales as revenue from product sales is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible the assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the three and nine months ended September 30, 2024 and 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income (loss) - basic and diluted	$32,765	$(65,176)	$82,709	$(107,083)
Weighted average shares outstanding:
Basic	165,974	164,234	165,443	163,488
Effect of potentially dilutive common shares from:
Equity awards	154	—	623	—
Employee stock purchase plan rights	50	—	70	—
Diluted	166,178	164,234	166,136	163,488

Earnings (net loss) per share:
Basic	$0.20	$(0.40)	$0.50	$(0.65)
Diluted	$0.20	$(0.40)	$0.50	$(0.65)

Potentially dilutive shares excluded from per share amounts as their effect would have been anti-dilutive	20,218	22,109	18,444	22,109

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of product sales	$383	$276	$898	$644
Research and development	3,863	5,063	11,705	12,701
Selling, general and administrative	21,918	13,200	43,996	35,053
	$26,164	$18,539	$56,599	$48,398

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires the Company to make a number of assumptions including the estimated expected life of the award and related volatility. The fair value of restricted stock units is estimated based on the market price of the Company’s common stock on the date of grant. The estimated fair values of stock options, purchase plan rights, and restricted stock units are then expensed over the requisite service period, which is generally the vesting period. For restricted stock units requiring satisfaction of both market and service conditions, the estimated fair values are generally expensed over the longest of the explicit, implicit and derived service periods. The Company issues two different types of performance-based stock awards. Expense related to the performance-based stock awards that vest upon the achievement of certain pre-defined company-specific performance-based criteria is generally recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable. Expense for the performance-based stock awards with a market condition that are earned based on the Company’s relative total stockholder return (rTSR) as compared to a peer group of companies is recognized over the requisite service period regardless of whether the market conditions are achieved and will only be adjusted for pre-vesting forfeitures due to the termination of the recipient’s employment with the Company prior to the end of the performance period.

In connection with the departure of the former Chief Executive Officer (CEO), in September 2024 the Company incurred approximately $10.7 million stock-based compensation expense as a result of accelerated equity award vesting and stock modifications under the former CEO’s severance plan.

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$19,129	$5,001
Work in process	25,433	4,134
Raw material	42,178	31,312
	$86,740	$40,447
Reported as:
Inventory	$61,041	$35,819
Long-term inventory	25,699	4,628
Total	$86,740	$40,447

Amount reported as long-term inventory consisted of raw materials as of September 30, 2024 and December 31, 2023. The Company has raw materials beyond a one year production plan that help limit the exposures from potential supply interruption. Those raw materials beyond the one year production plan were classified as long-term inventory.

Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued sales allowances	$135,943	$90,718
Accrued contingent payments	79,583	29,583
Accrued compensation and benefits	37,022	42,718
Accrued consulting and professional fees	28,580	18,804
Accrued research and development services	22,063	32,883
Current portion of lease liabilities	8,949	9,405
Other	12,724	12,600
	$324,864	$236,711

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$240,310	$562	$(1)	$240,871
Government sponsored enterprise securities	168,987	350	(27)	169,310
	$409,297	$912	$(28)	$410,181

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$75,315	$47	$(28)	$75,334
Government sponsored enterprise securities	174,867	119	(112)	174,874
	$250,182	$166	$(140)	$250,208

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

At September 30, 2024 and December 31, 2023, the Company had 7 and 21 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2024
U.S. Treasury notes	$9,826	$(1)	$—	$—	$9,826	$(1)
Government sponsored enterprise securities	38,118	(27)	—	—	38,118	(27)
Total	$47,944	$(28)	$—	$—	$47,944	$(28)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2023
U.S. Treasury notes	$41,366	$(28)	$—	$—	$41,366	$(28)
Government sponsored enterprise securities	108,587	(112)	—	—	108,587	(112)
Total	$149,953	$(140)	$—	$—	$149,953	$(140)

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

As of September 30, 2024, the Company did not intend to sell the investments in unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at September 30, 2024.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2024 and December 31, 2023.

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

The recurring fair value measurements of the Company’s financial assets and liabilities measured at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$51,642	$51,642	$—	$—
U.S. Treasury notes	263,222	263,222	—	—
Government sponsored enterprise securities	169,310	—	169,310	—
Total	$484,174	$314,864	$169,310	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$64,586	$64,586	$—	$—
U.S. Treasury notes	75,334	75,334	—	—
Government sponsored enterprise securities	174,874	—	174,874	—
Total	$314,794	$139,920	$174,874	$—

Liabilities
Cash awards	$4,506	$—	$—	$4,506
Total	$4,506	$—	$—	$4,506

Changes in estimated fair value of contingent cash awards during the nine months ended September 30, 2024 are as follows (in thousands):

Balance as of December 31, 2023	$4,506
Vesting of awards	—
Expense forfeited	(392)
Change in fair value	(4,114)
Balance as of September 30, 2024	$—

8. Stockholders’ Equity

Performance Stock Units

In March 2024, the Company began to issue performance stock units (PSU) with a market condition that are earned based on the Company’s rTSR as compared to a peer group of companies measured over a three-year performance period and continued employment through the performance period. Depending on the actual performance over the measurement period, a rTSR PSU award recipient could receive up to 150% of the granted award. The grant date fair value of such awards is estimated using a Monte Carlo simulation, which includes assumptions such as expected volatility, risk-free interest rate and dividend yield. These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The compensation expense for the awards is recognized over the requisite service period regardless of whether the market conditions are achieved and will only be adjusted for pre-vesting forfeitures due to the termination of the recipient’s employment with the Company prior to the end of the performance period.

Contingent Cash Awards

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses over certain periods based on continued employment and the Company’s stock price reaching a pre-specified target. The maximum potential payout of the cash awards at the grant date was $15.1 million. The Company has determined that the cash awards were classified as liabilities pursuant to ASC Topic 718, Compensation – Stock Compensation. The Company estimates the fair value of the awards at each reporting period using a Monte Carlo simulation, which is recognized as compensation cost over the derived service period. Total fair value of the awards at the grant date was $4.4 million. The maximum potential payout at September 30, 2024 after adjusting for forfeitures was $9.2 million. However, due to the decrease of the Company’s stock price, the potential payout was deemed unlikely of being earned. Therefore, the fair value of the awards at September 30, 2024 was approximately $0.0 million. During the three and nine months ended September 30, 2024, the Company recorded a reversal of $0.0 million and $4.5 million of compensation cost related to the awards, respectively. During the three months ended September 30, 2023, the Company recorded a reversal of $1.0 million of compensation cost related to the awards. During the nine months ended September 30, 2023, the Company recorded a total of $0.2 million of compensation cost related to the awards. The awards were forfeited in November 2024 as the Company’s stock price did not reach the pre-specified target.

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

2024 Inducement Plan

The Board adopted the Company’s 2024 Inducement Plan (Inducement Plan) in September 2024. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the 2024 Plan. The maximum number of shares of Company common stock that may be issued under the Inducement Plan is 2,400,000 shares. At September 30, 2024, there were 1,805,595 shares available for new grants.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of September 30, 2024, the Company may be required to make milestone payments up to $3.4 billion in the aggregate for candidates in its pipeline, of which, pursuant to the license agreement with Neuren, $50.0 million is payable to Neuren within 60 days following Neuren’s invoice delivered after December 31, 2024 as the Company’s aggregate net revenue of trofinetide in North America for the treatment of Rett syndrome exceeded $250.0 million in September 2024. The Company capitalized the $50.0 million milestone payment as an intangible asset and amortizes it on a straight-line basis over the estimated useful life of the licensed patents.

In August 2018, the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, the Company paid Neuren an upfront license fee of $10.0 million and it may be required to pay up to an additional $455.0 million in milestone payments based on the achievement of certain development and annual net sales milestones. In addition, the Company will be required to pay Neuren tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was expensed to research and development in the third quarter of 2018 as there is no alternative use for the asset. In connection with the FDA approval of DAYBUE, the Company paid a milestone payment of $40.0 million to Neuren following the first commercial sale of DAYBUE pursuant to the license agreement. The Company capitalized the $40.0 million milestone payment as an intangible asset as it was deemed probable of occurring as of March 31, 2023. In addition, the Company was granted a Rare Pediatric Disease Priority Review Voucher (PRV) following the FDA approval of DAYBUE. Pursuant to the license agreement, the Company is required to pay Neuren one third of the value of the PRV at the time of sale or use of the PRV. The Company capitalized the $29.6 million for the estimated PRV value owed to Neuren as an intangible asset.

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

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned City of Birmingham Relief Retirement Systems v. Acadia Pharmaceuticals Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its Supplemental New Drug Application (sNDA) seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. Except for one deposition scheduled in January 2025, fact discovery is closed and the parties are currently engaged in expert discovery. A case management conference is currently set for November 12, 2024.

Opt Out Litigation

On March 7, 2024, a purported stockholder of the Company filed a complaint (captioned Alger Dynamic Opportunities Fund v. Acadia Pharmaceuticals, Inc., Case No. 24-cv-00451) in the U.S. District Court for the Southern District of California against the Company and one executive officer. The complaint is based on the same underlying allegations as the Securities Class Action, and alleged claims under federal and state securities laws, and for common law fraud and negligent misrepresentations. On May 24, 2024, Defendants moved to dismiss the complaint. On October 31, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss. The Court dismissed with leave to amend the purported stockholder’s state and common law claims, as well as the claim brought under Section 18(a) of the Securities Exchange Act of 1934. Any amended complaint is due to be filed no later than November 21, 2024.

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

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.4 years to 6.7 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$2,656	$2,706	$8,293	$7,628
Operating sublease income	(577)	—	(1,247)	—
Net operating lease cost	$2,079	$2,706	$7,046	$7,628

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,670	$2,342	$7,753	$7,062
Right-of-use assets obtained in exchange for operating lease obligations:	(6,662)	—	(2,478)	214

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating lease liabilities
Current portion included in accrued liabilities	$8,949	$9,405
Operating lease liabilities	40,421	47,800
Total operating lease liabilities	$49,370	$57,205

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2024	$2,582
Years ending December 31,
2025	8,763
2026	7,970
2027	8,112
2028	8,337
Thereafter	20,671
Total lease payments	56,435
Less:
Imputed interest	(7,065)
Total operating lease liabilities	$49,370

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2024, the weighted average remaining lease term was 6.4 years and the weighted average discount rate used to determine the operating lease liability was 4.2%.

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

11. Income Taxes

For the three months ended September 30, 2024 and 2023, the Company recognized an income tax expense of $6.0 million on a pre-tax income of $38.8 million and income tax expense of $13.0 million on a pre-tax loss of $52.1 million, respectively, resulting in effective tax rates of 15.5% and -25.0%, respectively. The effective tax rate for the three months ended September 30, 2024 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the three months ended September 30, 2023 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

For the nine months ended September 30, 2024 and 2023, the Company recognized an income tax expense of $14.3 million on a pre-tax income of $97.0 million and income tax expense of $16.3 million on a pre-tax loss of $90.7 million, respectively, resulting in effective tax rates of 14.7% and -18.0%, respectively. The effective tax rate for the nine months ended September 30, 2024 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the nine months ended September 30, 2023 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

12. Subsequent Event

In November 2024, the Company entered into a definitive asset purchase agreement to sell its Rare Pediatric Disease PRV for $150.0 million. The closing of the transaction is subject to customary closing conditions, including expiration of applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act. Pursuant to the license agreement with Neuren, the Company is required to pay Neuren one third of the net proceeds from the sale of the PRV.

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

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from NUPLAZID, DAYBUE and our drug candidates, the potential market opportunities for NUPLAZID and DAYBUE and our drug candidates, our strategy for the commercialization of NUPLAZID and DAYBUE, our plans for exploring and developing DAYBUE for indications other than in Rett syndrome, and the commercialization of DAYBUE in jurisdictions other than the U.S., our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our drug candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development activities involving DAYBUE and our drug candidates, our strategy for discovering, developing and, if approved, commercializing drug candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, possible changes in legislation, the closing of the transactions contemplated by the PRV Transfer Agreement (as defined in Part II, Item 5 of this Quarterly Report), our receipt of the payment for the PRV, payment of certain proceeds under the PRV Transfer Agreement to Neuren, and other statements that are not historical facts, including statements which may be preceded by the words “believes,” “expects,” “hopes,” “may,” “will,” “plans,” “intends,” “estimates,” “could,” “should,” “would,” “continues,” “seeks,” “aims,” “projects,” “predicts,” “pro forma,” “anticipates,” “potential” or similar words. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

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

A Phase 2 trial to evaluate the efficacy and safety of pimavanserin for the treatment of irritability associated with autism spectrum disorder in pediatric populations was completed in October 2024. The trial did not meet either of its primary or secondary endpoints. With the completion of the trial, we believe we now have completed the FDA’s requirements to qualify for a pediatric exclusivity for pimavanserin. If the period exclusivity is granted, exclusivity of the NUPLAZID franchise would be extended by six months.

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

Looking beyond the U.S., we are advancing efforts to make trofinetide available in additional markets. Our pediatric investigation plan (PIP) has been agreed to with the pediatric committee of the European Medicines Agency (EMA), paving the way for an anticipated filing in the first quarter of 2025. In Japan, we held our first formal meeting with the Pharmaceuticals and Medical Devices Agency (PMDA) in the second quarter of 2024 to discuss our proposed clinical plan. And in Canada, we announced in October 2024 that Health Canada granted marketing authorization of DAYBUE (trofinetide) for the treatment of Rett syndrome in adult and pediatric patients two years of age and older, making DAYBUE (trofinetide) the first and only drug approved in Canada for the treatment of Rett syndrome.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of September 30, 2024, we had an accumulated deficit of $2.3 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may continue to incur operating losses for the next few years as we incur significant research and development costs and costs for continued commercialization of NUPLAZID and DAYBUE.

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

Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. Thus, the cost of sales as a percentage of net sales of DAYBUE for the three and nine months ended September 30, 2024 was affected by use of the initial pre-launch inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of DAYBUE will increase significantly once we commence the sales of full cost inventories.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have focused on pimavanserin, trofinetide, ACP-101, ACP-204 and other early-stage programs. In connection with the FDA approval of DAYBUE, we are required to conduct post-marketing work, including a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies, and nonclinical in vitro and clinical in vivo drug interaction studies. FDA has released us from one of the five post-marketing requirements (PMRs). In addition, we have fulfilled one of the five PMRs. Of the remaining three PMRs, we have also completed one and we are awaiting FDA’s acknowledgement and acceptance of that completed PMR. We will be responsible for all costs incurred for these PMRs. In addition, we expect to incur increased research and development expenses as a result of advancement of our early-stage development pipeline programs.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs of external service providers:
NUPLAZID (pimavanserin)	$7,953	$11,335	$29,869	$41,422
DAYBUE (trofinetide)	9,270	3,745	20,590	26,599
ACP-101	8,144	4,665	22,212	5,377
ACP-204	12,368	10,946	38,265	33,948
Early-stage programs	10,402	6,662	30,071	20,438
Upfront and milestone payments	500	100,000	6,500	100,000
Subtotal	48,637	137,353	147,507	227,784
Internal costs	14,106	14,547	43,306	44,393
Stock-based compensation	3,863	5,063	11,705	12,701
Total research and development expenses	$66,606	$156,963	$202,518	$284,878

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

We expect our research and development expenses will continue to be substantial as we conduct studies pursuant to our PMRs and pursue the further development of ACP-101, ACP-204 and other early-stage pipeline programs. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with NUPLAZID and DAYBUE and the extent to which we generate revenue from product sales, our further development of our early-stage pipeline programs and the progress and timing of expenditures related to studies of DAYBUE pursuant to our PMRs. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact that geopolitical and macroeconomic developments may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended September 30, 2024 and 2023

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $250.4 million and $211.7 million for the three months ended September 30, 2024 and 2023, respectively.

Net product sales of NUPLAZID were $159.2 million and $144.8 million for the three months ended September 30, 2024 and 2023, respectively. The increase in net product sales of NUPLAZID of $14.4 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price of NUPLAZID in 2024 compared to 2023. Net product sales of DAYBUE were $91.2 million and $66.9 million for the three months ended September 30, 2024 and 2023, respectively. The increase in net product sales of DAYBUE of $24.3 million was due to the growth in DAYBUE unit sales as well as a higher average net selling price of DAYBUE.

Cost of Product Sales

Cost of product sales was $18.9 million and $14.6 million for the three months ended September 30, 2024 and 2023, respectively, or approximately 8% and 7% of net product sales, respectively. Cost of product sales as a percentage of net product sales for NUPLAZID remained relatively flat during the three months ended September 30, 2024 as compared to the same period of 2023. The increase in cost of product sales was primarily due to the increase in license fees and royalties expensed for DAYBUE, including royalties due to Neuren based on net sales of DAYBUE and the amortization of the milestone payments capitalized under our 2018 license agreement with Neuren. The license fees and royalties expensed during the three months ended September 30, 2024 were $11.5 million as compared to $8.1 million in the same period of 2023. We are required to pay Neuren tiered and escalating royalties between 10% to 15% based on annual net sales of DAYBUE in North America. Since our aggregate net sales of DAYBUE in North America exceeded $250.0 million in September 2024, we are required to pay 10% of royalties to Neuren on net sales less than or equal to $250.0 million and 12% of royalties on net sales that exceed $250.0 million.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of product sales included previously expensed inventories, the total cost of sales with these manufacturing costs included for the three months ended September 30, 2024 would have increased by approximately $3.9 million.

Research and Development Expenses

Research and development expenses decreased to $66.6 million for the three months ended September 30, 2024, including $3.9 million in stock-based compensation expense, from $157.0 million for the three months ended September 30, 2023, including $5.1 million in stock-based compensation expense. The decrease in research and development expenses was mainly due to decreased business development payments, which in the period ending September 30, 2023 included the $100.0 million payment to Neuren under the expanded license agreement for trofinetide.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $133.3 million for the three months ended September 30, 2024, including $21.9 million in stock-based compensation expense, from $97.9 million for the three months ended September 30, 2023, including $13.2 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily driven by costs related to a consumer activation program to support the NUPLAZID franchise and the transition costs of approximately $14.9 million as a result of the departure of our former CEO and appointment of our new CEO.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $698.2 million and $495.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Net product sales of NUPLAZID were $446.5 million and $405.3 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in net product sales of NUPLAZID of $41.2 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price of NUPLAZID in 2024 compared to 2023. Net product sales of DAYBUE were $251.7 million and $90.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in net product sales of DAYBUE of $161.6 million was primarily due to the growth in DAYBUE unit sales.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2024 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2023	$12,156	$(520)	$86,054	$97,690
Provision related to current period sales	89,237	3,974	140,247	233,458
Credits/payments for current period sales	(76,458)	(4,385)	(61,448)	(142,291)
Credits/payments for prior period sales	(12,156)	520	(29,042)	(40,678)
Balance as of September 30, 2024	$12,779	$(411)	$135,811	$148,179

Cost of Product Sales

Cost of product sales was $60.0 million and $23.7 million for the nine months ended September 30, 2024 and 2023, respectively, or approximately 9% and 5% of net product sales, respectively. Cost of product sales as a percentage of net product sales for NUPLAZID remained relatively flat during the nine months ended September 30, 2024 as compared to the same period of 2023. The increase in cost of product sales was primarily due to the increase in license fees and royalties expensed for DAYBUE, including royalties due to Neuren based on net sales of DAYBUE and the amortization of the milestone payments capitalized under our 2018 license agreement with Neuren. The license fees and royalties expensed during the nine months ended September 30, 2024 were $35.2 million as compared to $11.7 million in the same period of 2023. Since our aggregate net sales of DAYBUE in North America exceeded $250.0 million in September 2024, we are required to pay 10% of royalties to Neuren on net sales less than or equal to $250.0 million and 12% of royalties on net sales that exceed $250.0 million.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. Prior to receiving FDA approval for DAYBUE in March 2023, we manufactured inventory and recorded approximately $29.9 million related to the zero cost inventory as research and development expense. Utilizing the actual direct costs to manufacture DAYBUE prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the nine months ended September 30, 2024 would have increased by approximately $11.2 million. We do not expect our cost of product sales for DAYBUE to increase significantly as a percentage of net product sales in future periods as we continue to produce inventory for future sales. We expect to finish selling the zero cost inventories of DAYBUE in 2025.

Subsequent to using our entire zero cost inventories, we estimate our overall cost of product sales as a percentage of total net product sales will be in the range of a mid-single digit to high single digit percentage.

Research and Development Expenses

Research and development expenses decreased to $202.5 million for the nine months ended September 30, 2024, including $11.7 million in stock-based compensation expense, from $284.9 million for the nine months ended September 30, 2023, including $12.7 million in stock-based compensation expense. The decrease in research and development expenses was mainly due to decreased business development payments, which in the period ending September 30, 2023 included the $100.0 million payment to Neuren under the expanded license agreement for trofinetide, partially offset by increased costs from clinical stage programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $358.3 million for the nine months ended September 30, 2024, including $44.0 million in stock-based compensation expense, from $295.1 million for the nine months ended September 30, 2023, including $35.1 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily driven by the costs related to the consumer activation program to support the NUPLAZID franchise, the transition costs as a result of the departure of our former CEO and appointment of our new CEO, increased marketing costs in the U.S. to support DAYBUE and investments to support commercialization of DAYBUE outside the U.S.

Liquidity and Capital Resources

We have funded our operations primarily with revenues from sales of NUPLAZID and DAYBUE since their approvals, and through sales of our equity securities and interest income. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spending required for our ongoing and planned commercial activities for NUPLAZID and DAYBUE, our ongoing and planned development activities for ACP-101 as a treatment for PWS and ACP-204 as a treatment for ADP, studies to be conducted pursuant to our PMRs, our ongoing and planned development activities for other early-stage pipeline programs and strategic business development to further expand our portfolio. We expect that our cash, cash equivalents, and investment securities will be sufficient to fund our planned operations through and beyond the next 12 months.

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

•
the amount of U.S. product sales from NUPLAZID and DAYBUE, and the amount of non-U.S. product sales from DAYBYUE;
•
the costs of preparing applications for regulatory approvals for DAYBUE in jurisdictions outside of North America and for other product candidates, as well as the costs required to support review of such applications;
•
the costs of manufacturing and distributing NUPLAZID and DAYBUE for commercial use in the U.S., and the costs of manufacturing and distributing DAYBUE for commercial use outside the U.S.;
•
our ability to obtain regulatory approval for, and subsequently generate product sales from DAYBUE in jurisdictions outside of North America and our product candidates;
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

As discussed above, we have entered into various collaboration, licensing and merger agreements which generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of net product sales, with rates that vary by agreement. We are required to make milestone payments of $50.0 million within 60 days following Neuren’s invoice delivery after December 31, 2024 as our aggregate net revenue of trofinetide in North America for the treatment of Rett syndrome exceeded $250.0 million in September 2024. We are also required to make royalty payments in connection with the product sales for DAYBUE under the agreements.

Cash Flows

At September 30, 2024, we had $565.3 million in cash, cash equivalents, and investment securities, compared to $438.9 million at December 31, 2023. This $126.4 million increase was primarily due to cash provided by operating activities. Net cash provided by operating activities increased to $117.3 million for the nine months ended September 30, 2024 compared to $68.7 million of net cash used in operating activities for the nine months ended September 30, 2023. This increase in cash provided by operations primarily resulted from an increase in our net revenues partially offset by the increase cost of product sales and selling, general and administrative cost.

Net cash used in investing activities totaled $152.7 million for the nine months ended September 30, 2024 compared to $32.3 million of net cash provided by investing activities for the nine months ended September 30, 2023. The increase in net cash used in investing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to increased net purchases of investment securities.

Net cash provided by financing activities decreased to $4.9 million for the nine months ended September 30, 2024 compared to $19.7 million for the nine months ended September 30, 2023. This decrease in net cash provided by financing activities for the nine months ended September 30, 2024 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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
•
If we do not obtain regulatory approval of trofinetide outside North America or for indications in addition to Rett syndrome, we will not be able to market trofinetide outside North America or for other indications in North America, which will limit our commercial revenues.
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

Risks Related to Our Business

Our prospects are highly dependent on the continued successful commercialization of NUPLAZID and DAYBUE. To the extent we cannot maintain or increase sales of NUPLAZID or DAYBUE, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

In March 2023 and October 2024, we announced FDA and Health Canada approval, respectively, of DAYBUE for the treatment of Rett syndrome in adult and pediatric patients two years of age and older, and DAYBUE became available for prescription in the United States in April 2023. NUPLAZID has been approved in the U.S. since April 2016 for the treatment of hallucinations and delusions associated with PDP.

The continued successful commercialization of NUPLAZID and DAYBUE is subject to many risks, and there is no guarantee that we will be able to maintain or increase sales of NUPLAZID and DAYBUE. There are numerous examples of failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial teams and have hired our U.S. sales forces for each of NUPLAZID and DAYBUE, we may need to further expand and develop our DAYBUE commercial team and sales force as we pursue approval of DAYBUE in other indications and in other jurisdictions. Even if we are successful in expanding and developing our DAYBUE commercial team and sales force, there are many factors that could negatively impact the sales of our products or cause the continued commercialization of our products to be unsuccessful, including a number of factors that are outside our control. The continued commercial success of NUPLAZID and DAYBUE currently depends on the extent to which patients, caregivers and physicians recognize and diagnose the indications for which NUPLAZID and DAYBUE are approved and accept and adopt NUPLAZID and DAYBUE as a treatment for such indications, and we do not know whether our or others’ estimates in this regard will be accurate. In addition, we have changed the price of NUPLAZID and DAYBUE in the past, and in the future we may change the price of NUPLAZID and DAYBUE from time to time. Physicians may not prescribe NUPLAZID or DAYBUE and patients may be unwilling to use NUPLAZID or DAYBUE, due to a number of factors, including if coverage is not provided, coverage changes in the future, reimbursement is inadequate to cover a significant portion of the cost, perception of each product’s clinical profile and clinical benefits or due to the prevalence and severity of any adverse side effects. Further, with respect to DAYBUE, especially because Rett syndrome is a rare disease with a small physician, patient, caregiver and medical community, the experiences of those adopting DAYBUE earlier could have significant impact on future adoption of DAYBUE by other physicians, patients and caregivers, either favorably or unfavorably, based on clinical benefits and side effects experienced. Thus, significant uncertainty remains regarding the commercial potential of DAYBUE.

Additionally, any negative publicity related to NUPLAZID or DAYBUE, or negative development in our PMRs with respect to DAYBUE, in clinical development of DAYBUE in additional indications or in regulatory processes in other jurisdictions, may adversely impact our commercial results and potential of NUPLAZID or DAYBUE. Thus, significant uncertainty remains regarding the commercial potential of NUPLAZID and DAYBUE.

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

In connection with the FDA approval of DAYBUE, we agreed to the following PMRs: a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies and nonclinical in vitro and clinical in vivo drug interaction studies. FDA has released us from one of the five PMRs. In addition, we have fulfilled one of the five PMRs. Of the remaining three PMRs, we have also completed one and we are awaiting FDA’s acknowledgement and acceptance of that completed PMR. The results of any post-marketing study may cause the FDA to update the label, request additional studies and/or require risk mitigation plans.

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

If we do not obtain regulatory approval of trofinetide outside North America or for indications in addition to Rett syndrome, we will not be able to market trofinetide outside North America or for other indications in North America, which will limit our commercial revenues.*

While trofinetide was approved in 2023 in the U.S. by the FDA, and in October 2024 in Canada by Health Canada, for the treatment of Rett syndrome in adult and pediatric patients two years of age and older, it has not been approved by the FDA or Health Canada for any other indications, and it has not been approved in any other jurisdiction for this indication or in any other jurisdiction for any other indication. In order to market trofinetide for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of DAYBUE by the FDA or Health Canada for the treatment of Rett syndrome does not ensure that DAYBUE will be approved by the FDA or Health Canada for any other indication. For example, although pimavanserin was approved in 2016 in the U.S. by the FDA for the treatment of hallucinations and delusions associated with PDP, it has not been approved by the FDA since then for any other indications.

The research, testing, manufacturing, packaging, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and we have not yet identified all of the requirements that we will need to satisfy to submit DAYBUE for approval for other indications or in other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our existing approvals for DAYBUE. If we do not receive FDA or Health Canada marketing approval for DAYBUE for any other indication, we will never be able to commercialize DAYBUE for any other indication in the U.S. or Canada. If we do not receive marketing approval for DAYBUE in other jurisdictions, we will never be able to commercialize DAYBUE in other jurisdictions. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to DAYBUE do not meet our or others’ expectations, the market price of our common stock could decline significantly and the long-term success of the product and our company could be harmed.

If we are unable to effectively train and equip our sales forces, our ability to successfully commercialize NUPLAZID and DAYBUE will be harmed.*

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

Our ability to generate product revenues will be diminished if coverage for our products from payors is decreased or if patients have unacceptably high out-of-pocket requirements.*

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others, to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from third-party payors are critical to product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor drug products when lower cost therapeutic alternatives are already available or subsequently become available. Even with coverage for NUPLAZID, DAYBUE or other products we may market, the resulting reimbursement payment rates might not be adequate or may require out-of-pocket obligations, such as deductibles and co-pay or coinsurance payments, that patients find unacceptably high. Patients may not use NUPLAZID and DAYBUE if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost.

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

Third-party payors, whether governmental or commercial, whether in the U.S. or globally, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling NUPLAZID or DAYBUE at less than an optimized price would impact our revenues and could impact our overall success as a company. We have changed, and may continue to change, the price of NUPLAZID or DAYBUE from time to time, however, we do not know if the price we have selected, or may select in the future, for NUPLAZID or DAYBUE is or will be the optimized price. Additionally, we do not know whether and to what extent third-party payors will react to any possible future changes in the price of NUPLAZID or DAYBUE. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Further, one payor’s determination to provide coverage and reimbursement for a product does not ensure that other payors will also provide coverage and reimbursement for the product. Therefore, coverage and reimbursement for NUPLAZID and DAYBUE in the U.S. may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of NUPLAZID and DAYBUE to each payor separately, with no assurance that coverage will be obtained. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. In most international markets, where the government is the primary payor, manufacturers must operate in an environment of government-directed cost-containment programs – designs such as price controls, international reference pricing, mandatory discounts and rebates, regulatory hurdles and restrictions on physician-level prescribing. In these markets, healthcare services and determination of a product’s pricing and reimbursement are impacted by government control.

So, for present and future considerations, if we are unable to obtain coverage of, and adequate payment levels for, NUPLAZID, DAYBUE or any other products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize NUPLAZID, DAYBUE or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

We are solely responsible for the development and commercialization of pimavanserin and trofinetide.*

We have full responsibility for the pimavanserin and trofinetide programs throughout the world. We expect our research and development costs for continued development of trofinetide to be substantial. We are currently undertaking ongoing development work for trofinetide. In the event of approval for additional indications or in jurisdictions outside North America, we would need to add significant resources, in order to further commercialize trofinetide, and to conduct the necessary sales and marketing activities, and to conduct further development activities.

With respect to NUPLAZID, our current strategy is to continue to commercialize NUPLAZID for the treatment of hallucinations and delusions associated with PDP in the U.S. using our specialty sales force that are focused on promoting NUPLAZID to physicians who treat PDP patients, including neurologists, psychiatrists and long-term care physicians. With respect to DAYBUE, our current strategy is to continue to commercialize DAYBUE for the treatment of Rett syndrome in North America and other jurisdictions in which DAYBUE may be approved, if any, using our specialty sales force focused on promoting DAYBUE to physicians who treat Rett syndrome patients, including those at Centers of Excellence, high-volume institutions and in the community setting. In selected markets outside the U.S. in which DAYBUE may be approved, if any, we may choose to commercialize DAYBUE independently or by establishing one or more strategic alliances. Without future additional resources or collaboration partners in selected markets outside of the U.S. for DAYBUE, we might not be able to realize the full value of DAYBUE.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates is extremely high. For example, we had an unsuccessful Phase 3 trial with NUPLAZID in 2009 and we have had several clinical studies evaluating pimavanserin in other indications that did not achieve statistical significance on certain endpoints, including the unsuccessful Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in March 2024 and the unsuccessful Phase 2 study of pimavanserin for the treatment of irritability associated with autism spectrum disorder in pediatric populations (Pediatric Phase 2 Trial) in October 2024. At this time, we are not planning to conduct any additional clinical studies for pimavanserin.

With the completion of the Pediatric Phase 2 Trial, we believe we have met the conditions of FDA’s written request to qualify for pediatric exclusivity for pimavanserin. However, there is no assurance that FDA will confirm that such conditions have been met and that the pediatric exclusivity will be granted.

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

If we are unable to attract, retain, and motivate key management, research and development, and sales and marketing personnel, our drug development programs, our research and discovery efforts, and our commercialization plans may be delayed and we may be unable to successfully commercialize our products, or develop our product candidates.*

Our success depends on our ability to attract, retain, and motivate highly qualified management, scientific, and commercial personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of CNS disorders, including neuropsychiatric and related disorders. We are currently hiring, and in the future we expect to need to continue to hire, additional personnel as we expand our research and development efforts for pimavanserin and trofinetide, and commercial activities for NUPLAZID and DAYBUE. We face competition for experienced management, scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions across North America and other jurisdictions in which DAYBUE may be commercialized, if approved. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize products and product candidates, if approved, will be limited. If we are unable to attract and retain the necessary personnel, it will significantly impede our commercialization efforts for NUPLAZID and DAYBUE, and the achievement of our research and development objectives.

In September 2024, Catherine Owen Adams became our new CEO, replacing our former CEO, Stephen R. Davis. Our new CEO will be critical to executing on and achieving our strategy. Further, our new CEO may bring different perspectives, and the future strategy and direction of our business may differ materially from those of the past. If we are unable to execute an orderly transition and successfully integrate our new CEO into our leadership team, we may experience material disruptions to our operations and our financial condition and results of operations may be adversely affected.

All of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management.

If we receive approval of NUPLAZID or DAYBUE in additional indications or in additional jurisdictions, we may need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.*

As of September 30, 2024, we employed approximately 620 employees. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, and integrate additional employees and retain existing employees, and may take time away from running other aspects of our business, including development and commercialization of our products and product candidates, if approved.

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

We have a history of net losses and we may not be able to predict the extent of future losses.*

We have experienced significant net losses since our inception. As of September 30, 2024, we had an accumulated deficit of approximately $2.3 billion. We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. Thus, our future operating results, profitability and other financial metrics may fluctuate from period to period, and we will need to generate significant revenues to achieve and maintain profitability and/or positive cash flow on a sustained basis.

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

If we fail to generate capital, or otherwise obtain the capital necessary to fund our operations, we will be unable to successfully continue the commercialization of NUPLAZID and the development and commercialization of DAYBUE or successfully develop and commercialize our product candidates, if approved.*

We have consumed substantial amounts of capital since our inception. Our cash, cash equivalents, and investment securities totaled $565.3 million at September 30, 2024. While we believe that our existing cash resources will be sufficient to fund our cash requirements through at least the next twelve months, we may require additional financing in the future to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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
•
the amount of product sales from NUPLAZID and DAYBUE;
•
the costs of preparing applications for regulatory approvals for DAYBUE in jurisdictions outside North America and in additional indications other than Rett syndrome, and for our product candidates, as well as the costs required to support review of such applications;
•
the costs of manufacturing and distributing NUPLAZID and DAYBUE for commercial use;
•
our ability to obtain regulatory approval for, and subsequently generate product sales from DAYBUE in jurisdictions outside North America or in additional indications other than Rett syndrome, our early-stage pipeline programs and any product candidates, if approved;
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

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.*

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include:

•
the success of our commercialization of NUPLAZID in the U.S. for the treatment of hallucinations and delusions associated with PDP and DAYBUE in North America for the treatment of Rett syndrome;
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
•
the status and cost of our PMRs for DAYBUE;
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

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, high inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply and clinical trial disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using NUPLAZID, DAYBUE or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

For example, the use of NUPLAZID for the treatment of PDP competes with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine. In addition, Anavex has a product, Anavex 2-73, in development for the potential treatment of Rett syndrome and Taysha Gene Therapies and Neurogene are conducting Phase 1/2 clinical trials of gene therapies to treat Rett syndrome. Several academic institutions and pharmaceutical companies are currently conducting clinical trials for the treatment of various symptoms of Rett syndrome, including Unravel Bio and Vanderbilt University Medical Center, which are jointly conducting an early stage study with vorinostat (RVL-001).

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 2, 2024 to October 31, 2024, the closing price of our common stock has ranged from a low of $14.29 per share to a high of $30.86 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•
the success of our commercialization of NUPLAZID in the U.S. for the treatment of hallucinations and delusions associated with PDP and DAYBUE in North AMerica for the treatment of Rett syndrome;

•
the status and cost of development and commercialization of our products and product candidates, if approved, including compounds being developed under our collaborations;
•
whether we acquire or in-license additional product candidates or products, and the status of development and commercialization of such product candidates, if approved, or products;
•
the status and cost of development and commercialization of trofinetide for indications other than Rett syndrome and in jurisdictions outside North America;
•
any other communications or guidance from the FDA or other regulatory authorities that pertain to NUPLAZID, DAYBUE or our product candidates;
•
the status and cost of our PMRs for DAYBUE;
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

Entry into a Material Definitive Agreement

On November 5, 2024, we entered into an asset purchase agreement (the PRV Transfer Agreement), pursuant to which we agreed to sell a Rare Pediatric Disease PRV for $150.0 million, payable in cash, upon the closing of the sale. Pursuant to the Joint Venture and Licence Agreement, dated July 13, 2023, with Neuren, one third of the net proceeds from the sale of the PRV will be payable to Neuren.

We were awarded the PRV under an FDA program intended to encourage the development of certain rare pediatric disease product applications. We received the PRV when DAYBUE was approved by the FDA in March 2023 for the treatment of Rett syndrome.

The transactions contemplated by the PRV Transfer Agreement remain subject to customary closing conditions, including the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The PRV Transfer Agreement contains customary representations, warranties, covenants and indemnification provisions subject to certain limitations.

The foregoing description of the PRV Transfer Agreement does not purport to be complete and is qualified in its entirety by the text of the PRV Transfer Agreement, a copy of which will be filed as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2024.

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

10.1[a]

Executive Transition Agreement, dated September 23, 2024, by and between the Registrant and Stephen R. Davis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 23, 2024).

10.2[a]

Employment Agreement, dated September 23, 2024, by and between the Registrant and Catherine Owen Adams (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 23, 2024).

10.3[a]	Acadia Pharmaceuticals Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-282295).

10.4[a]

Forms of Standard Stock Option Grant Notice and Stock Option Agreement under the Acadia Pharmaceuticals Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-282295).

10.5[a]

Forms of Standard Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 99.3 to Registration Statement No. 333-282295).

10.6[a]	Forms of Standard Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Inducement Plan.

31.1

Certification of Catherine Owen Adams, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Mark C. Schneyer, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1[b]	Certification of Catherine Owen Adams, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[b]	Certification of Mark C. Schneyer, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 6, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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

Acadia Pharmaceuticals Inc.

Date: November 6, 2024	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)