Form 10-K
period 2024-12-31
ACADIA PHARMACEUTICALS INC
filed 2025-02-27
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.0 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 28, 2024 of $16.25 per share.

As of February 18, 2025, 166,788,517 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2025 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2024

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

Forward-looking statements can be identified by the use of forward-looking words such as “aims,” “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential” “predicts,” “pro forma,” “projects,” “seeks,” “should,” “will,” “would,” or other similar words (including their use in the negative), or by discussions of future matters such as the benefits to be derived from our products and our product candidates, the potential market opportunities for our products and our drug candidates, our strategy for the commercialization of our products, our plans for exploring and developing our products for additional indications, the commercialization of DAYBUE or trofinetide in jurisdictions other than the United States (U.S.), our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our product candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development milestones and activities involving our products and our product candidates, our strategy for discovering, developing and, if approved, commercializing our product candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and needs for additional financing, possible changes in legislation, and other statements that are not historical. These statements include but are not limited to statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and cause our results to differ materially from those expressed or implied by our forward-looking statements. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statements made in this report are intended to be applicable to all forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law.

Summary of Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our products and business include:

•
Our prospects are highly dependent on the successful commercialization of our products. To the extent we cannot maintain or increase sales of our products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
•
Our products may not gain maximal acceptance among physicians, patients, caregivers and the medical community, thereby limiting our potential to generate revenues.
•
If we do not obtain regulatory approval of trofinetide outside North America, we will not be able to market trofinetide outside North America, which will limit our commercial revenues.
•
Our ability to generate product revenues will be diminished if coverage for our products from commercial or government payors is decreased or if patients have unacceptably high out-of-pocket requirements.

•
Our products are subject to ongoing regulatory requirements that could cause us significant expense and delay or limit our ability to generate sales revenues.
•
We rely on a limited network of third-party distributors and pharmacies to market and sell our products. If this approach ceases to be effective, commercialization of our products may be adversely affected, and our products may not be profitable.
•
Drug development is a long, expensive and unpredictable process with a high risk of failure, and there is no guarantee that our products or product candidates will be successful in ongoing or future clinical trials or obtain regulatory approval.
•
Expanded access or compassionate use programs could subject us to additional risks.
•
Delays, suspensions and terminations in our clinical trials for our product candidates could result in increased costs to us and delay our ability to generate product revenues.
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
•
We may require additional financing in the future to fund our operations. If we cannot raise additional financing in the future, we may be unable to fund our business plan and our future research, development, commercial and manufacturing efforts.
•
We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.
•
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
•
Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.
•
Tax authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.
•
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
•
We or the third parties upon whom we depend may be adversely affected by catastrophic events, such as earthquakes, fires, or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
•
We have incurred, and expect to continue to incur, significant costs as a result of laws and regulations relating to corporate governance and other matters.
•
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

We have two core franchises in neuroscience and neuro-rare diseases. Our neuroscience franchise is anchored by the commercial product NUPLAZID (pimavanserin), which is the first and only drug approved by the U.S. Food and Drug Administration (FDA) for the treatment of hallucinations and delusions associated with PDP. Our neuro-rare disease franchise is anchored by the commercial product DAYBUE, which is the first and only drug approved for the treatment of Rett syndrome. Net product sales from these two commercial products totaled $957.8 million for 2024, compared with $726.4 million for 2023.

In addition to these commercial products, we have a portfolio of product candidates and research programs that are designed to address significant unmet medical needs in CNS disorders and rare diseases. In order to achieve significant long-term growth, we plan to develop our current portfolio, expand our pipeline of early- and late-stage product candidates and expand into areas of rare disease that are adjacent to our existing franchises, including through strategic business development, and make use of our internal capabilities and knowledge.

Our most advanced product candidate is ACP-101 (intranasal carbetocin) for the treatment of hyperphagia in Prader-Willi syndrome (PWS), a neuro rare disease. Hyperphagia is an intense persistent sensation of hunger accompanied by food preoccupations, an extreme drive to consume food, food-related behavior problems, and a lack of normal satiety. In November 2023, we initiated the Phase 3 COMPASS PWS study evaluating the efficacy and safety of ACP-101 for the treatment of hyperphagia in PWS.

Our next most advanced product candidate is ACP-204 for the treatment of Alzheimer’s disease psychosis (ADP). In November 2023, we initiated a Phase 2 study evaluating the efficacy and safety of ACP-204 for the treatment of hallucinations and delusions associated with ADP. We plan to initiate an additional Phase 2 study of ACP-204 in Lewy Body Dementia with Psychosis (LBDP) in the third quarter of 2025.

We have several product candidates in earlier stages of development for the treatment of CNS disorders and rare diseases, including ACP-711 for the treatment of essential tremor, for which we expect to initiate a Phase 2 study in 2026.

Corporate Information

We were originally incorporated in Vermont in 1993 as Receptor Technologies, Inc. We reincorporated in Delaware in 1997. Our global headquarters are in San Diego, California. We also have substantial operations in Princeton, New Jersey and European headquarters in Zug, Switzerland. We maintain a website at www.acadia.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (SEC) are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases, file or furnish our reports with the SEC or post certain other information to our website. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

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

Our Strategy

Our strategy is to build a strong foundation for growth with multiple innovative commercial products and product candidates that address high unmet medical needs and have the potential to be impactful products in our core franchises of neuro-psychiatric disorders and neuro-rare diseases and adjacencies within rare disease. We plan to execute on this strategy by enhancing the growth of the commercial products in our core franchises while expanding our pipeline of product candidates through business development, partnerships and collaborations.

Key elements of our strategy are to:

•
Maximize growth of our successful commercialization of NUPLAZID for Parkinson’s disease psychosis in the United States. We intend to accelerate the growth of NUPLAZID by 1) activating consumers with our direct-to-consumer campaigns, 2) leveraging real world evidence, and 3) increasing field force efficiency with greater use of information technology tools. We believe that with an approximate 20% current market share of the 130,000 Parkinson’s disease patients that are treated with an atypical antipsychotic annually in the United States, we have ample opportunity to grow sales of NUPLAZID while delivering increasing annual cash flow to reinvest in overall corporate growth.
•
Drive new patient adoption of DAYBUE for the treatment of patients with Rett syndrome in the United States. Our strategy to drive sales growth for DAYBUE in the U.S. is to drive new patient adoption while optimizing the patient experience for those already on therapy thereby achieving and maintaining stable persistency rates. We plan to achieve this by 1) substantially increasing our field force and increasing their utilization of predictive analytics, 2) launching branded direct-to-consumer campaigns, and 3) deploying an omni-channel strategy to bring DAYBUE clinical data to life by leveraging the growing body of real world experience, including updated data from the ongoing LOTUS study. Based on the number of Rett syndrome patients in the U.S., we believe there remains a substantial opportunity for new patient adoption. We estimate that between 5,500 and 5,800 people suffer from Rett Syndrome in the U.S. We estimate a prevalent population of 6,000 to 9,000 people in the U.S.
•
Expand trofinetide to markets outside the U.S. for the treatment of patients with Rett syndrome. We intend to make trofinetide available in markets outside the U.S. where Rett syndrome remains a significant unmet medical need as DAYBUE is the only currently approved treatment for Rett syndrome worldwide, and is currently only approved in the United States and Canada. In the European Union, where we estimate a prevalent population of 9,000 to 12,000 Rett syndrome patients, we filed our marketing authorization application (MAA) with the European Medicines Agency (EMA) in January 2025 and are building out our launch team in anticipation of a potential approval in the first quarter of 2026. We anticipate initial revenues from managed access programs in certain European Union countries sometime in 2025. In Japan, where we estimate a prevalent population of 1,000 to 2,000 Rett syndrome patients, we are engaged in ongoing discussions with the Pharmaceuticals and Medical Devices Agency (PMDA) and anticipate initiating a small Phase 3 study by the third quarter of 2025 to support a future MAA to that regulatory agency. In Canada, where we estimate a prevalent population of 600 to 900 Rett syndrome patients, Health Canada granted marketing authorization of DAYBUE in October 2024 and we anticipate first commercial sales in Canada by the third quarter of this year.
•
Advance our late-stage product candidates to drive further growth. We have an ongoing Phase 3 study of ACP-101 in PWS and a Phase 2 study of ACP-204 in ADP. We plan to initiate an additional Phase 2 study of ACP-204 in LBDP in the third quarter of 2025. In 2026, we plan to initiate a Phase 2 study of ACP-711 in essential tremor.
•
Develop our early-stage product candidates and other business development opportunities. We have a deep and diverse early-stage portfolio of product candidates that includes disclosed and undisclosed programs focused on neuropsychiatric and neuro-rare diseases that we believe represent significant opportunities to continue to build on our current growth. We continue to look to add product candidates to the portfolio through business development.

In addition, we are investing in the development of four core strategic capabilities to support and accelerate our growth over the long term. These capabilities form the foundation of our operational strategy and are designed to enhance our competitive position, drive innovation, and meet the evolving needs of patients worldwide. The four core capabilities in which we are investing are:

1.
Precision Medicine. We are focused on integrating strategies that address the variability in patients’ responses to therapies by identifying and incorporating the use of targeted biomarkers at the early stages of drug development. Through the incorporation of precision medicine, we aim to increase the likelihood of clinical success, enhance treatment outcomes, and reduce overall development costs.
2.
Data Innovation. We plan to leverage advanced technologies, including artificial intelligence (AI) and machine learning (ML) throughout our business from discovery through commercialization. By utilizing these tools, we hope to generate, analyze, and apply data in innovative ways to enhance the efficiency and effectiveness of our operations in ways that ultimately drive growth and improve patient outcomes.

3.
Globalization. We are building targeted capabilities beyond the United States including in the European Union, Japan and Canada in order to meet patient needs on a global scale.
4.
Patient Empowerment. We seek to engage with patients, caregivers and advocacy organizations and incorporate their feedback into our drug development and commercialization efforts. By creating an integrated ecosystem of our patients, caregivers and advocates, our goal is to transform patient feedback and needs into actionable plans for product development and support.

Our Pipeline

Deep and Diverse Pipeline Across CNS and Rare Disease

ACADIA

PROGRAM	INDICATION	PROPOSED MECHANISM OF ACTION	DISCOVERY	IND ENABLING	PHASE 1	PHASE 2	PHASE 3	LAUNCHED
CNS								
NUPLAZID [1]	Parkinson's Disease Psychosis	*5HT2A inverse agonist and antagonist*	■	■	■	■	■	■
ACP-204 [4]	Alzheimer's Disease Psychosis	*New 5HT2A inverse agonist*	■	■	■	■		
ACP-204 [4]	Lewy Body Dementia w/ Psychosis	*New 5HT2A inverse agonist*	■	■	■	■		
ACP-711 [4,5]	Essential Tremor	*Selective $GABA_A$-α3 modulator*	■	■	■			
RARE DISEASE								
DAYBUE [2]	Rett Syndrome	*Analogue of GPE*	■	■	■	■	■	■
ACP-101 [3,4]	Hyperphagia in Prader-Willi Syndrome	*Intranasal Carbetocin*	■	■	■	■	■	
ACP-2591 [4]	Rett Syndrome; Fragile X Syndrome	*cGP analogue*	■	■	■			
STOKE ASO 1 [4,6]	Rett Syndrome	*Antisense oligonucleotide (ASO)*	■					
STOKE ASO 2 [4,6]	SYNGAP1	*Antisense oligonucleotide (ASO)*	■					
STOKE ASO 3 [4,6]	Not disclosed	*Antisense oligonucleotide (ASO)*	■					
CNS/RARE DISEASE								
ACP-211 [4]	TRD/MDD/Other	*NMDA receptor antagonist*	■	■	■			
ACP-271 [4]	Neurology	*GPR88 agonist*	■	■				

+ Multiple undisclosed discovery programs in CNS and rare disease

[1] NUPLAZID (pimavanserin) is only approved in the U.S. by the FDA for the treatment of hallucinations and delusions associated with Parkinson's disease psychosis.
[2] Acadia has an exclusive license to develop and commercialize trofinetide worldwide from Neuren Pharmaceuticals. DAYBUE (trofinetide) is only approved in the U.S. by the FDA and in Canada by Health Canada for the treatment of Rett syndrome in adults and pediatric patients two years of age and older. [3] Acadia acquired Levo Therapeutics and its rights/licenses to ACP-101.
[4] Investigational agents, for which the safety and efficacy of these agents have not been established. There is no guarantee these investigational agents will be filed with or approved by any regulatory agency.
[5] Acadia entered into an exclusive worldwide license agreement with Saniona for the development and commercialization of ACP-711.
[6] Acadia entered into a collaboration with Stoke Therapeutics to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases; ASO = Antisense oligonucleotide.

NUPLAZID (pimavanserin) as a Treatment for Parkinson’s Disease Psychosis

Pimavanserin is a chemical entity that we discovered and developed. NUPLAZID is a selective serotonin inverse agonist/antagonist preferentially targeting the 5-HT2A receptor, a key serotonin receptor that plays an important role in psychosis. Through this novel mechanism, NUPLAZID demonstrated significant efficacy in reducing the hallucinations and delusions associated with PDP without negatively impacting motor function in our Phase 3 pivotal trial. NUPLAZID has the potential to avoid many of the debilitating side effects of existing antipsychotics, none of which are approved by the FDA in the treatment of PDP. We hold worldwide commercialization rights to NUPLAZID for all indications and have established a broad patent portfolio, which includes numerous issued patents in the United States, Europe, and several additional countries. NUPLAZID is available in 34 mg capsule and 10 mg tablet dosage forms.

Parkinson’s disease is the second most common neurodegenerative disorder after Alzheimer’s disease. According to the Parkinson’s Disease Foundation, about one million people in the United States and more than 10 million people globally suffer from this disease and this number is projected to increase to over 12 million by 2040. Approximately 50% of Parkinson’s patients will experience psychosis over the course of their disease. We estimate that approximately 130,000 Parkinson’s disease patients are treated with an atypical antipsychotic annually in the United States. Of these patients, we estimate that approximately 20% are currently being treated with NUPLAZID.

Parkinson’s disease is more common in people over 60 years of age and the prevalence of this disease is expected to increase significantly as the population ages. At this time, the fastest growing neurological disorder in the world is Parkinson’s disease. The development of psychosis in patients with Parkinson’s disease substantially contributes to the burden of Parkinson’s disease and deeply affects their quality of life. PDP is associated with a diminished quality of life, nursing home placement, and increased caregiver stress and burden.

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

In connection with the FDA approval of NUPLAZID, we agreed to four post-marketing commitments. All four commitments have now been fulfilled within the agreed upon timelines.

Other Indications Recently Evaluated with Pimavanserin

In March 2024 we reported top-line results from a Phase 3 study of pimavanserin for the treatment of the negative symptoms of schizophrenia. Pimavanserin did not demonstrate a statistically significant improvement over placebo on the study’s primary endpoint, the change from baseline to week 26 on the Negative Symptom Assessment-16. The safety and tolerability profile of pimavanserin was consistent with previous clinical trials, showing a low rate of adverse events.

In October 2024 we completed a Phase 2 trial to evaluate the efficacy and safety of pimavanserin for the treatment of irritability associated with autism spectrum disorder in pediatric populations. The trial did not meet either of its primary or secondary endpoints. With the completion of the trial, we believe we now have completed the FDA’s requirements to qualify for a pediatric exclusivity for pimavanserin. If the pediatric exclusivity is granted, exclusivity of the NUPLAZID franchise would be extended by six months.

We do not intend to further explore pimavanserin in these or any additional indications.

DAYBUE (trofinetide) as a Treatment for Rett Syndrome

Trofinetide is a novel synthetic analog of the amino-terminal tripeptide of insulin-like growth factor 1 (IGF-1) designed to treat the core symptoms of Rett syndrome by reducing neuroinflammation and supporting synaptic function. We acquired an exclusive North American license to develop and commercialize trofinetide from Neuren Pharmaceuticals Limited (Neuren) in August 2018. In July 2023, we expanded the 2018 licensing agreement with Neuren to acquire rights to trofinetide outside of North America as well as global rights to Neuren’s development candidate NNZ-2591 in Rett syndrome and Fragile X syndrome. Trofinetide has been granted FDA Fast Track Status and Orphan Drug Designation in the U.S. and Orphan Designation in Europe.

Rett syndrome is a debilitating neurological disorder that occurs primarily in females following apparently normal development for the first six months of life. Rett syndrome has been most often misdiagnosed as autism, cerebral palsy, or non-specific developmental delay. Rett syndrome is caused by mutations on the X chromosome on a gene called MECP2. There are more than 200 different mutations found on the MECP2 gene that interfere with its ability to generate a normal gene product. Rett syndrome occurs worldwide in approximately one of every 10,000 to 15,000 female births causing problems in brain function that are responsible for cognitive, sensory, emotional, motor and autonomic function. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, an abnormal side-to-side curvature of the spine (scoliosis) and sleep disturbances. Based on 2024 claims data, we estimate that between 5,500 and 5,800 people are diagnosed with Rett Syndrome in the U.S. We estimate a prevalent population of 6,000 to 9,000 people in the U.S.

In March 2023, the FDA approved DAYBUE for the treatment of Rett syndrome, making it the first and only drug approved for this condition. DAYBUE became available for prescription in the United States in April 2023. The FDA approval of DAYBUE for the treatment of Rett syndrome was based on the positive results from our pivotal Phase 3 LAVENDER™ study which demonstrated statistically significant and clinically meaning improvement over placebo for both co-primary endpoints in the study as well as the key secondary endpoint of the study.

In addition, we were granted a Rare Pediatric Disease Priority Review Voucher (PRV) following the FDA approval of DAYBUE. In December 2024, we completed the sale of our PRV for $150 million before fees and expenses, of which we paid Neuren one-third of the net proceeds, pursuant to the license agreement between the companies.

In connection with the FDA approval of DAYBUE, we are required to conduct post-marketing work, including a nonclinical carcinogenicity studies and nonclinical in vitro studies.

In October 2024, Health Canada granted marketing authorization of DAYBUE (trofinetide) for the treatment of Rett syndrome in adult and pediatric patients two years of age and older under the Priority Review process, making DAYBUE the first and only drug approved in Canada for the treatment of Rett syndrome.

In January 2025, we announced the submission of a MAA with the EMA. Based on typical review timelines, we expect to receive approval for this submission in the first quarter of 2026.

ACP-101 as a Treatment for Prader-Willi syndrome

Carbetocin nasal spray (ACP-101) is an investigational drug being developed for the treatment of hyperphagia in PWS. Carbetocin has improved drug qualities relative to oxytocin, including an extended half-life and greater specificity for the oxytocin receptor compared to vasopressin receptors which could provide meaningful efficacy with an attractive safety profile in patients with PWS. For the treatment of PWS specifically, a central nervous system disorder, an intranasal formulation of carbetocin was developed, which provides direct delivery of the drug to the brain, allowing for reduced systemic exposure and the potential for side effects. We acquired Levo Therapeutics and worldwide rights to carbetocin nasal spray in June 2022. Carbetocin nasal spray has been granted Orphan Drug, Fast Track, and Rare Pediatric Disease designations by the FDA.

PWS is a rare neurobehavioral genetic disorder that affects both males and females. PWS is estimated to affect approximately 1 in 15,000 to 1 in 25,000 live births worldwide, or 8,000 to 10,000 patients in the United States. PWS affects the functioning of the hypothalamus and other aspects of the brain with symptoms varying by individual. The most common symptom is hyperphagia, which is an unrelenting lack of satiety, to which a deficiency in oxytocin is believed to be contributory. Oxytocin is a natural hormone that regulates several functions in the body, including hunger, anxiety, social behavior and bonding. Individuals living with PWS have fewer oxytocin-producing neurons in the brain. Other defining features of the syndrome may include altered metabolism, developmental delays, behavioral challenges and moderate cognitive deficits. Patients may also experience bone disorders, high pain tolerance, sleep disturbances, gastrointestinal issues, respiratory and temperature regulation abnormalities. There is no FDA-approved treatment for the hyperphagia associated with PWS.

In the fourth quarter of 2023, we initiated the Phase 3 COMPASS PWS study evaluating the efficacy and safety of ACP-101 for the treatment of hyperphagia in PWS. COMPASS PWS is a 12-week, double-blind, randomized, placebo-controlled global Phase 3 trial evaluating the efficacy and safety of carbetocin nasal spray 3.2 mg three times daily (TID) in approximately 170 children and adults aged five to 30 years with PWS. The primary efficacy endpoint of the study is change from baseline to week 12 on the hyperphagia questionnaire for clinical trials (HQ-CT) score, a caregiver assessment for hyperphagia-related behaviors. Participants who complete the Phase 3 study will be eligible to enroll in a long-term, open-label extension study, COMPASS OLE, designed to investigate the safety and tolerability of long-term treatment with ACP-101.

We expect to complete enrollment in our Phase 3 COMPASS PWS study in in the fourth quarter of 2025 and subsequently report top-line results sometime in the first half of 2026. In the event of positive trial results, we believe ACP-101 has the potential for FDA approval in the fourth quarter of 2026.

ACP-204

ACP-204 is a new chemical entity targeting the serotonergic system, compared with most antipsychotics on the market today which are thought to work predominantly through blocking dopamine and in particular, the dopamine D2 receptor. ACP-204 features a combination of structural changes compared with pimavanserin and reduced off-target effects along with equal or increased potency. Specifically with ACP-204, we believe we may have an opportunity to maximize the efficacy potential, while reducing the risk of QT prolongation.

ACP-204 as a Treatment for Alzheimer’s Disease Psychosis

An estimated over 6.0 million people in the United States are living with Alzheimer’s disease dementia and studies suggest that approximately 30% of them, or 1.8 million people, have psychosis, commonly consisting of delusions and hallucinations. Approximately 800,000 to 850,000 patients in the United States are currently treated for ADP and of those treated, approximately two-thirds are treated with off-label anti-psychotics.

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

We completed Phase 1 studies of ACP-204 in over 200 patients; data to date support its target product profile as a potential treatment for ADP.

In the fourth quarter of 2023, we initiated the Phase 2 RADIANT study of ACP-204 for the treatment of hallucinations and delusions associated with ADP. The Phase 2 RADIANT study is part of a Phase 2 / Phase 3 program that includes three studies: a single Phase 2 study and two Phase 3 studies which have almost identical design. The Phase 2 RADIANT study is a global, multi-center, randomized, double-blind, placebo-controlled trial that will enroll approximately 318 patients and evaluate ACP-204 30 mg and 60 mg doses compared to placebo. The primary endpoint is change from baseline to week 6 on the Scale for the Assessment of Positive Symptoms–Hallucinations and Delusions subscales (SAPS-H+D) total score. The clinical trial sites will enroll seamlessly from Phase 2 into Phase 3. Patients who complete the study will have the option of participating in our LUMINOUS long-term open-label extension study.

We expect to complete enrollment in the Phase 2 RADIANT study in the first quarter of 2026 and subsequently report top-line results around mid-2026.

ACP-204 as a Treatment for Lewy Body Dementia with Psychosis

In January 2025, we announced plans to evaluate ACP-204 for the treatment of LBDP. LBDP is a progressive brain disorder that affects thinking, movement, mood and behavior. LBDP is associated with abnormal deposits of a protein called alpha-synuclein in the brain.

There are no approved therapies for LBDP. More than 1 million people in the United States may be living with Lewy Body Dementia, of which an estimated 50% to 75% experience psychosis during the course of the disease. We estimate that approximately 200,000 of these patients are being treated with antipsychotics today. We plan to initiate a Phase 2 study in LBDP in the third quarter of 2025.

ACP-711 as a Treatment for Essential Tremor

In November 2024, we entered into an exclusive worldwide license agreement with Saniona A/S (Saniona) for the development and commercialization of ACP-711 (formerly SAN711). We intend to study ACP-711 as a potential treatment for essential tremor. ACP-711 is a highly selective GABAA-α3 positive allosteric modulator. Under the terms of the license agreement, Saniona received $28 million upfront plus potential milestone payments of up to $582 million. In addition, Saniona is eligible to receive tiered royalties of mid-single digits to low double digits on net sales of commercial products that may result from development of ACP-711. The potential milestone payments to Saniona consist of up to $147 million subject to achievement of development and commercial milestones related to potential first and second indications, and up to $435 million subject to achievement of thresholds of annual net sales of ACP-711 worldwide. Acadia will lead further clinical development, regulatory submissions, and global commercialization efforts for ACP-711 while also providing financial support for Saniona’s ongoing Phase 1 study and preparations for Phase 2.

Essential tremor is a neurological disorder that causes involuntary shaking in the hands, head, voice, and sometimes the legs. Approximately 7 million people in the United States suffer from this disorder and an estimated 1 million people are being treated for it with some form of medication. Due to the limited treatment options available to sufferers of essential tremor, we see an opportunity to provide much needed innovation for this disorder.

We plan to initiate a Phase 2 study of ACP-711 in essential tremor in 2026 after completion of an ongoing Phase 1 study.

Early-stage Research Programs and Product Candidates

ACP-211

ACP-211 is a NMDA receptor agonist being evaluated for potential use in the treatment of Treatment-resistant depression (TRD), major depressive disorder (MDD) and other potential rare CNS indications and is in Phase 1.

ACP-2591

ACP-2591 is a cGP analogue for which we obtained global rights to evaluate for use in Rett syndrome and Fragile X syndrome from Neuren as part of our expanded licensing agreement in July 2023. ACP-2591 is currently in Phase 1 development.

ACP-271

ACP-271 is a GPR88 agonist being evaluated in neurology and is currently in the IND-enabling stage.

Antisense Oligonucleotide (ASO) Programs

In January 2022, we entered into a license and collaboration with Stoke Therapeutics, Inc. (Stoke) to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. The collaboration includes three programs: SYNGAP1 syndrome, Rett syndrome (MECP2) and an undisclosed CNS target of mutual interest. The programs are currently in various stages of discovery.

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

Other competitors may have a variety of drugs in development or awaiting approval from the FDA or comparable foreign regulatory authorities that could reach the market and become established before we have a product to sell for the applicable disorder. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Many of our competitors are using technologies or methods different or similar to ours to identify and validate drug targets and to discover and develop drug candidates. Many of our competitors and their collaborators have significantly greater experience than we do in the following:

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

Intellectual Property

We currently hold approximately 54 issued U.S. patents and a significant number of related issued foreign patents. We have also exclusively licensed rights to an additional 23 issued U.S. patents, and a number of related foreign patents. Patents and other proprietary intellectual property rights are an essential element of our business. Our strategy is to file patent applications in the United States and any other country that represents an important potential commercial market to us. In addition, we seek to protect our technology and inventions (and improvements to inventions) that are important to the development of our business. Our patent applications claim proprietary technology, including chemical synthetic or manufacturing methods, drug assays, novel compounds, compositions, formulations and methods of treatment. We also rely upon trade secrets, including technologies that may be used to discover and validate targets, to identify and develop novel drugs, as well as manufacturing or clinical development technologies, among others. We protect our trade secrets by, among other things, requiring employees and third parties who have access to our proprietary information to sign confidentiality and nondisclosure agreements. We are a party to various license agreements that give us rights to use certain technologies in our research and development, subject to certain limitations.

Pimavanserin

We currently hold 26 U.S. patents that relate to pimavanserin, NUPLAZID and methods of use of pimavanserin. Ten of these are Orange Book-listed patents that relate to pimavanserin, NUPLAZID and our approved indication, and cover the general formula of the compound, the composition of matter, with claims specifically directed to pimavanserin and salts thereof, the specific polymorph form of pimavanserin, the approved formulations, and the use thereof for treating our approved indication. The composition of matter patent covering pimavanserin and salts thereof currently has an expiration date in 2030, including a patent term extension approved by the U.S. Patent and Trademark Office. The patents covering the polymorph form and the use of pimavanserin or NUPLAZID for our approved indication are currently set to expire between 2024 and 2028. These patent terms include adjustments made by the U.S. Patent and Trademark Office, but not extensions.

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

The remaining 16 U.S. patents relating to pimavanserin that have been issued to us cover methods of use of pimavanserin, salts and methods of manufacturing pimavanserin. We also have foreign patents that cover pimavanserin and polymorphs in Europe and Asia as well as in Australia, Canada, Mexico and other countries.

We continue to prosecute patent applications directed to pimavanserin, formulations of pimavanserin, methods of manufacturing, and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents, worldwide. For example, in late 2019 and in 2020, we obtained and listed in the Orange Book six additional U.S. issued patents, two patents directed to method of use for our 10 mg tablet, expiring in 2037, and four patents directed to our 34 mg capsule formulation, each expiring in 2038.

Trofinetide

We currently hold the exclusive licenses to 8 U.S. patents from Neuren that relate to trofinetide, methods of manufacturing and methods of use of trofinetide. We also hold a U.S. patent to crystalline trofinetide. Three of the U.S. patents are listed in the Orange Book, including a patent claiming the use of trofinetide for treating Rett syndrome. The use patent for treating Rett syndrome has an expiration date in 2032. Subject to a patent term extension request, the expiration date of such patent may be extended to January 2036. We also hold the exclusive licenses to issued foreign patents that relate to the use of trofinetide in Europe and Asia as well as in Australia, Canada, Mexico and other countries.

Under the license agreement with Neuren, we continue to file and prosecute patent applications directed to trofinetide, formulations of trofinetide, methods of manufacturing and methods of treating Rett syndrome using trofinetide.

ACP-101

We currently hold one U.S. patent for methods of use of ACP-101 in PWS, and we hold licenses from Ferring International Center SA to one U.S. patent to ACP-101 for use in PWS. Those patents expire in 2035 and 2039, respectively. These patent terms include adjustments made by the U.S. Patent and Trademark Office, but not extensions. We hold and license a significant number of foreign patents relating to the use of ACP-101 in PWS, including in Europe and Japan.

We continue to file and prosecute patent applications directed to ACP-101 worldwide.

ACP-204

We currently hold two U.S. patents that relate to ACP-204 and methods of use of ACP-204. The patents cover the general formula of the compound, the composition of matter (with claims specifically directed to ACP-204 and salts thereof), and the use thereof for treating certain indications, including ADP and LBDP. The composition of matter patent covering ACP-204 and salts thereof currently has an expiration date in 2038. These patent terms include adjustments made by the U.S. Patent and Trademark Office, but not extensions. We also hold issued foreign patents in Australia, China and Japan.

We continue to file and prosecute patent applications directed to ACP-204 worldwide.

ACP-711

We currently hold the exclusive licenses to one U.S. patent that relates to ACP-711 from Saniona A/S, with claims specifically directed to ACP-711 and salts thereof. The composition of matter patent covering ACP-711 and salts thereof currently has an expiration date in 2039. This parent term includes adjustments made by the U.S. Patent and Trademark Office, but not extensions. We also hold the exclusive licenses to issued foreign patents in Europe, parts of Asia and Mexico, as well as other countries.

We continue to file and prosecute patent applications directed to ACP-711 worldwide.

Government Regulation

Our business activities, including the manufacturing and marketing of our products and any future approved products and our ongoing research and development activities, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Before marketing in the United States, any new drug developed by us must undergo rigorous preclinical testing, clinical trials and an extensive regulatory clearance process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act, as amended. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, import, export, sale and distribution of biopharmaceutical products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Moreover, government coverage and reimbursement policies will both directly and indirectly impact our ability to successfully commercialize our current products and any future approved products, and such coverage and reimbursement policies will be impacted by enacted and any applicable future healthcare reform and drug pricing measures. In addition, we are subject to state and federal laws, including, among others, anti-kickback laws, false claims laws, data privacy and security laws, and transparency laws that restrict certain business practices in the pharmaceutical industry.

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

Coverage and Reimbursement

Sales of our products and our product candidates, if approved, depend and will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage for the drug product. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party payor reimbursement or a decision by a third-party payor to not cover our products or any other future approved products could reduce physician usage of our products, and have a material adverse effect on our sales, results of operations and financial condition.

In the United States, the Medicare Part D program provides a voluntary outpatient drug benefit to Medicare beneficiaries for certain products. Our products are available for coverage under Medicare Part D, but the individual Part D plans offer coverage subject to various factors such as those described above. In addition, while Medicare Part D plans have historically included “all or substantially all” drugs in the following designated classes of “clinical concern” on their formularies: anticonvulsants, antidepressants, antineoplastics, antipsychotics, antiretrovirals, and immunosuppressants, the Centers for Medicare & Medicaid Services (CMS), has in the past proposed, but not adopted, changes to this policy. If this policy is changed in the future and if CMS no longer considers the antipsychotic class to be of “clinical concern,” Medicare Part D plans would have significantly more discretion to reduce the number of products covered in that class, including coverage of our products. Furthermore, private third-party payors often follow Medicare coverage policies and payment limitations in setting their own coverage policies.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their implementing regulations, imposes obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, the European Union (EU) and United Kingdom (UK) have each established their own data security and privacy legal framework, including but not limited to the EU’s General Data Protection Regulation (EU) 2016/79 and the so-called “UK GDPR” (together, the GDPR), which contain provisions specifically directed at the processing of health information, higher sanctions than previously applicable data protection laws and extra-territoriality measures intended to bring non-EU/-UK companies’ processing operations under the scope of these regulations in certain circumstances (including where the relevant processing relates to the monitoring of behaviors of individuals in the EU/UK – such as in the context of the conduct of a clinical trial). We currently conduct clinical trials in the EU and the UK and will need to be compliant with these requirements. We anticipate that over time we may expand our business operations to include additional operations in the EU and/or UK. With such expansion, we could be subject to increased governmental regulation in the territories in which we might operate.
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

Also, many U.S. states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require drug manufacturers to report information on the pricing of certain drugs, state and local laws that require the registration of pharmaceutical sales representatives, as well as state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

There have been amendments and executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA. Through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will remain in effect through 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare (the Medicare Drug Price Negotiation Program) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that we receive for our products and any future approved products. We cannot predict what healthcare reform initiatives may be adopted in the future.

Europe / Rest of World Government Regulation

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

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension, variation or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical Trials in the EU

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls. In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (CTR), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (CTD).

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the CTR, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference EU Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned EU Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

In all cases, clinical trials must be conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials, including advanced therapy medicinal products, must be manufactured in accordance with the guidelines on cGMP and in a GMP-licensed facility, which can be subject to GMP inspections.

EU Review and Approval Process of Medicinal Products

In the EU, medicinal products can only be commercialized after a related marketing authorization (MA) has been granted. To obtain an MA for a product in the EU, an applicant must submit a MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA (which is comprised of the 27 EU Member States plus Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use (CHMP) conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures—Human (CMDh) for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (PRIME) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Pediatric Development in the EU

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP) agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Data and Market Exclusivity in the EU

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and ten years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Pricing, Coverage and Reimbursement

In the EU, pricing and reimbursement schemes vary widely from country to country. Some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, was adopted in the EU. This regulation, which entered into application on January 12, 2025 and has a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. This regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

Marketing

Much like the Anti-Kickback Statute prohibition in the United States, as described below, the provision of benefits or advantages to physicians and other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and health care professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. Infringement of related laws could result in substantial fines and imprisonment.

Payments made to physicians and other health care professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with health care professionals may require prior notification or approval by the health care professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Manufacturing and Distribution

We currently outsource, and plan to continue to outsource, manufacturing activities for our products and our existing and future product candidates for development and commercial purposes. We believe this manufacturing strategy will enable us to direct our financial resources to our commercial activities and to the ongoing development of pimavanserin, trofinetide and other product candidates without devoting the substantial resources and capital required to build manufacturing facilities.

We licensed worldwide intellectual property rights related to pimavanserin in certain indications to Acadia Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary (Acadia GmbH). Our active pharmaceutical ingredient (API) has been manufactured in Switzerland for over 10 years and we anticipate continuing to manufacture in Switzerland. Acadia GmbH manages the worldwide supply chain of our pimavanserin API, and maintains sufficient inventory in our Switzerland contract warehouse.

Acadia GmbH has contracted with Siegfried AG (Siegfried), to manufacture the pimavanserin API for use in NUPLAZID drug product for commercial sale. Under the manufacturing agreement, Acadia GmbH has agreed to purchase specified percentages of our commercial requirements of the pimavanserin API at a predefined price. The parties may also agree in the future on additional services under the manufacturing agreement with respect to non-commercial supply or development activities. The initial term of the manufacturing agreement ended in December 2021, but the agreement automatically renewed twice, each time for a two-year term, and it will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated earlier pursuant to its terms. Either party may terminate the manufacturing agreement prior to expiration upon an uncured material breach by the other party, upon the dissolution or liquidation of the other party, the commencement of insolvency procedures that are not dismissed within a certain period of time, the appointment of any receiver, trustee or assignee to take possession of the properties of the other party or the cessation of all or substantially all of the other party's business operations, upon certain continuing patent infringement, regulatory litigation or other legal proceedings involving the manufacture of our API, upon a continuing force majeure affecting the other party, or if no services are currently being provided under the manufacturing agreement. Additionally, if the parties agree on development services under the manufacturing agreement, the parties may terminate such services by mutual agreement if reasonable efforts to achieve the goals of such services fail. Acadia GmbH also may terminate any services under the manufacturing agreement for any reason on 90 days’ prior notice to Siegfried, subject to the requirements of the manufacturing agreement.

We have contracted with Patheon Pharmaceuticals Inc. (Patheon), a subsidiary of Thermo Fisher Scientific Inc., to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product for commercial use in the United States. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the United States. Under the manufacturing agreement with Patheon, we have agreed to purchase from Patheon a specified percentage of our commercial requirements of NUPLAZID for the United States. Under the agreement, Patheon will also perform specified validation services. The initial term of the manufacturing agreement ended in the first quarter of 2023, but the agreement automatically renewed for a two-year term and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated early pursuant to its terms. Each party may terminate the manufacturing agreement prior to expiration upon the uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or in the event of a continuing force majeure event affecting the other party. The manufacturing agreement will also terminate if we provide notice to Patheon that we no longer require manufacturing services because NUPLAZID has been discontinued. Additionally, we may terminate the manufacturing agreement, subject to certain limitations, if any regulatory authority takes any action or raises any objection that prevents us from continuing to commercialize NUPLAZID or takes an enforcement action against Patheon’s manufacturing site that relates to NUPLAZID or could reasonably be expected to adversely affect Patheon’s ability to supply NUPLAZID, if we determine to discontinue commercialization of NUPLAZID for safety or efficacy reasons, or if Patheon uses any debarred person in performing its service obligations under the manufacturing agreement. We also may terminate the manufacturing agreement for any other reason on three years’ prior notice to Patheon. Patheon may terminate the manufacturing agreement if we assign the manufacturing agreement or any of our rights under the manufacturing agreement to a Patheon competitor.

We sell NUPLAZID to a limited number of specialty pharmacies (SPs), and specialty distributors (SDs), which we collectively refer to as our customers. SPs subsequently dispense NUPLAZID to patients based on the fulfillment of a prescription and SDs subsequently sell NUPLAZID to government facilities, long-term care pharmacies, and in-patient hospital pharmacies. Four of such customers, each based in the United States, accounted for approximately 73% of our NUPLAZID product revenue and 48% of our total product revenue for the year ended December 31, 2024. We have retained third-party logistics service providers to perform a variety of functions related to the distribution of NUPLAZID, including warehousing, customer service, order-taking, invoicing, collections, and shipment and returns processing.

We have contracted with manufacturers to produce supplies of trofinetide to support the development program and for commercial sale. We have contracted with Corden Pharma Bergamo S.p.A. (Corden), to manufacture the API for trofinetide products. Under the manufacturing agreement with Corden, we have agreed to purchase from Corden the API for trofinetide products at specified price per volume and a specified percentage of our commercial requirements of trofinetide API for the United States and Canada market. We and Corden may also agree in the future on additional services under the manufacturing agreement. The initial term of the manufacturing agreement will end in November 2027, but the agreement will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated early pursuant to its terms. Either party may terminate the manufacturing agreement prior to expiration upon an uncured material breach by the other party, upon the commencement of bankruptcy, reorganization, liquidation or receivership proceedings by or against the other party or the other party ceases for any reason to carry on its business or makes assignment for the benefit of its creditors, or is the subject of any proposal for a voluntary arrangement. Additionally, either party may terminate the manufacturing agreement on 12 months’ prior notice to the other party at any time.

We also have contracted with F.I.S. Fabbrica Italiana Sintetici S.p.A. (FIS) to manufacture the API for trofinetide products. Under the manufacturing agreement, we have the right to purchase from FIS the API for the trofinetide products at a specified price per volume. The parties may also agree in the future on additional services under the manufacturing agreement with respect to commercial testing and other manufacturing services. The initial term of the manufacturing agreement ended in December 2024, but the agreement automatically renewed for a two-year term and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated earlier pursuant to its terms. Either party may terminate the manufacturing agreement prior to expiration upon an uncured material breach by the other party, upon the commencement of bankruptcy, reorganization, liquidation or receivership proceedings by or against the other party or the other party ceases for any reason to carry on its business or makes assignment for the benefit of its creditors, or is the subject of any proposal for a voluntary arrangement. Additionally, either party may terminate the manufacturing agreement on 30 days’ prior notice to the other party at any time no services are being rendered under the manufacturing agreement. We also may terminate any services under the manufacturing agreement for any reason on 90 days’ prior notice to FIS, subject to the requirements of the manufacturing agreement.

Under the manufacturing agreement with Patheon described above, we also have the right to purchase trofinetide products for commercial use. In addition, we have contracted with CoreRx Inc. (CoreRx) to manufacture trofinetide products for commercial use. We and CoreRx may also agree in the future on additional services under the agreement. The initial term of the agreement will end in March 2028, but the agreement will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the agreement is terminated early pursuant to its terms. Either party may terminate the agreement prior to expiration upon an uncured material breach by the other party or upon the commencement of bankruptcy, reorganization, liquidation or receivership proceedings by or against the other party. In addition, we may terminate the agreement prior to expiration upon timely notice to CoreRx in event (i) any regulatory authority takes an enforcement or other regulatory action against CoreRx’s facility which affects CoreRx’s ability to process trofinetide products, (ii) any regulatory authority takes an action or raises any objection that prevents us from manufacturing, importing, exporting, purchasing or selling trofinetide products, or (iii) we determine to discontinue commercialization of trofinetide products in the U.S. due to safety or efficacy reasons.

We sell DAYBUE to a single wholesale distributor with specialty pharmacy service, which performs a variety of functions related to the distribution of DAYBUE, including warehousing, customer service, order-taking, shipment and returns processing.

If any product candidate is approved by the FDA or comparable foreign regulatory authorities for commercial sale, we will need to contract with a third party, which may be an existing service provider or a new service provider, to manufacture such product for commercial sale in the U.S. and/or other applicable jurisdictions.

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

Long-Lived Assets

Our tangible long-lived assets are comprised of intangible assets and property and equipment. Our property and equipment totaled $4.2 million, $4.6 million, and $6.0 million as of December 31, 2024, 2023 and 2022, respectively. All of our tangible long-lived assets are located in the United States. Our intangible assets, comprised of right-of-use assets and other intangibles acquired, totaled $166.4 million, $117.3 million and $55.6 million as of December 31, 2024, 2023 and 2022, respectively.

Employees and Human Capital

Employees. At December 31, 2024, we had a total of 654 employees, 653 of whom were full-time. We employ physicians, scientists and professionals in research and development, regulatory, manufacturing, marketing, sales, finance, legal and other functions that are important to our business. We also will continue to use temporary workers in certain instances in order to maximize our employment flexibility in light of our business needs. Additionally, when we think it is in the best interest of our business, we will rely upon external advisers and consultants rather than our employees.

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

Risks Related to Our Products and Product Candidates

Our prospects are highly dependent on the successful commercialization of our products. To the extent we cannot maintain or increase sales of our products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

We have two products that are approved for commercialization in the U.S.: NUPLAZID and DAYBUE. The successful commercialization of such products is subject to many risks, and there is no guarantee that we will be able to maintain or increase sales of such products. Our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline because of many factors, some of which are outside our control, including, but not limited to, the following:

•
the extent to which patients, caregivers and physicians recognize and diagnose the indications for which our products are approved and accept and adopt our products as a treatment for such indications;
•
the scope and terms of the FDA’s approval of our products, including the inclusion of a boxed warning for NUPLAZID or other warnings and precautions for our products;
•
physicians may not prescribe our products and patients may be unwilling to use our products, due to a number of factors, including if coverage is not provided, coverage changes in the future, reimbursement is inadequate to cover a significant portion of the cost, negative or changing perceptions of each product’s clinical profile and clinical benefits or due to the prevalence and severity of any adverse side effects;

•
the experiences of those adopting our products earlier could have significant impact on future adoption of our products by other physicians, patients and caregivers, either favorably or unfavorably, based on clinical benefits and side effects experienced;
•
any new clinical data, post-approval studies or real world results, including in jurisdictions other than the U.S., could result in the FDA making changes to the product label or withdrawal from the market, and could impact regulatory approvals for other indications in the U.S. or other jurisdictions, if any, any of which could result in significant expense and delay or limit our ability to generate sales revenues;
•
our products are becoming available to a larger number of patients and patients’ experiences and results with our products may not be consistent with, or may be more negative when compared to, the experiences and results of those treated in our clinical trials;
•
successful expansion and development of our commercial team and sales forces; and
•
any negative publicity related to our products.

Additionally, our success is dependent on our ability to obtain regulatory approval for, and successfully commercialize, trofinetide in jurisdictions outside the U.S., including the EU. We will face in jurisdictions outside the U.S., such as the EU, if approved for marketing, risks and uncertainties similar to the risks and uncertainties faced in the U.S. with respect to commercialization outside of the U.S., including, but not limited to, government reimbursement of the cost of trofinetide. If the commercialization of our products and future sales is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of our products and our company could be harmed.

Our products may not gain maximal acceptance among physicians, patients, caregivers and the medical community, thereby limiting our potential to generate revenues.

The degree of market acceptance by physicians, healthcare professionals, patients, caregivers and third-party payors of our products, and our profitability and growth, will depend on a number of factors, including:

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
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
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

If a product does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide patient benefit, that product will not achieve market acceptance and will not generate sufficient revenues to achieve or maintain profitability. With respect to our products specifically, successful commercialization will depend on whether and to what extent physicians, patients, caregivers, long-term care facilities and pharmacies, over whom we have no control, determine to utilize our products. NUPLAZID is available in the U.S. to treat hallucinations and delusions associated with PDP, and DAYBUE is available in the U.S. to treat Rett syndrome, both indications for which no other FDA-approved pharmaceutical treatments currently exist. DAYBUE is also the first and only product approved in Canada for the treatment of Rett syndrome.

As there are no approved competitors for our products, it is particularly difficult to estimate the market potential for our products and how physicians, patients, caregivers, long-term care facilities and payors will respond to changes in the price of our products. Industry sources and analysts have a divergence of estimates for the near- and long-term market potential of our products, and a variety of assumptions directly impact the estimates for our products’ market potential, including assumptions regarding the prevalence of PDP and Rett syndrome, the rate of diagnosis of PDP and Rett syndrome, the prevalence and rate of hallucinations and delusions in patients diagnosed with PDP with respect to NUPLAZID, the rate of physician adoption, the potential impact of payor restrictions, and patient adherence and compliance rates. Small differences in these assumptions can lead to widely divergent estimates of the market potential of our products.

For example, with respect to NUPLAZID, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PDP, and if they do prescribe treatment, they may prescribe drugs other than NUPLAZID, even though they are not approved in PDP. Further, NUPLAZID may take several weeks to show efficacy. Even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PDP, patients may stop taking NUPLAZID because they may not see results in the timeframe they desire or expect.

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

The label for NUPLAZID also contains a “boxed” warning related to particularly important prescribing information, and the FDA reminded healthcare providers to be aware of the risks described in the NUPLAZID prescribing information following its observation of potentially concerning prescribing patterns. There has also been attention to publicly reported deaths of patients that were prescribed NUPLAZID, and the FDA conducted an evaluation of available information about NUPLAZID. Perceptions that NUPLAZID is unsafe, even if unfounded, may discourage physicians from prescribing or patients from taking NUPLAZID.

The commercial success of our products depends on acceptance by patients, caregivers and physicians, and there are a number of factors that could skew our or others’ estimates about prescribing behaviors and market adoption. If we fail to gain the acceptance of patients, caregivers and physicians, or if our estimates are inaccurate, these events could negatively impact our business, results of operations, financial condition and prospects.

If we do not obtain regulatory approval of trofinetide outside North America, we will not be able to market trofinetide outside North America, which will limit our commercial revenues.

DAYBUE was approved in 2023 in the U.S. by the FDA, and in October 2024 in Canada by Health Canada, for the treatment of Rett syndrome in adult and pediatric patients two years of age and older. In January 2025, we submitted a marketing authorization application for the approval of trofinetide for the treatment of Rett syndrome in the EU. If we do not receive marketing approval for trofinetide in the EU or other jurisdictions outside of North America, including Japan, we will never be able to commercialize trofinetide in such jurisdictions. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those opportunities.

If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to DAYBUE or trofinetide do not meet our or others’ expectations, the market price of our common stock could decline significantly and the long-term success of the product and our company could be harmed.

Our ability to generate product revenues will be diminished if coverage for our products from commercial or government payors is decreased or if patients have unacceptably high out-of-pocket requirements.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others, to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from third-party payors are critical to product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor drug products when lower cost therapeutic alternatives are already available or subsequently become available. Even with coverage for our products, the resulting reimbursement payment rates might not be adequate or may require out-of-pocket obligations, such as deductibles and co-pay or coinsurance payments, that patients find unacceptably high. Patients may not use our products if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost.

In addition, the market for our products depends significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly alternative is available, even if not approved for the indication for which our products are approved.

Legislators, policymakers and healthcare insurance funds in the EU and the United Kingdom may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that the COVID-19 pandemic placed on national healthcare systems of European countries. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

Third-party payors, whether governmental or commercial, whether in the U.S. or globally, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling our products at less than an optimized price would impact our revenues and could impact our overall success as a company. We have changed, and may continue to change, the price of our products from time to time, however, we do not know if the price we have selected, or may select in the future, for our products is or will be the optimized price. Additionally, we do not know whether and to what extent third-party payors will react to any possible future changes in the price of our products. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Outside the U.S., reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Further, one payor’s determination to provide coverage and reimbursement for a product does not ensure that other payors will also provide coverage and reimbursement for the product. Therefore, coverage and reimbursement for our products both in the U.S. and outside may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage will be obtained. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

In most international markets, where the government is the primary payor, manufacturers must operate in an environment of government-directed cost-containment programs – designs such as price controls, international reference pricing, mandatory discounts and rebates, regulatory hurdles and restrictions on physician-level prescribing. In these markets, healthcare services and determination of a product’s pricing and reimbursement are impacted by government control. For example, the EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies in a Health Technology Assessment (HTA).

An HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, was adopted in the EU. This regulation, which entered into application on January 12, 2025 and has a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. This regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

So, for present and future considerations, if we are unable to obtain coverage of, and adequate payment levels for, our products we may market to third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition, and future success.

Our products are subject to ongoing regulatory requirements that could cause us significant expense and delay or limit our ability to generate sales revenues.

In connection with the FDA approval of DAYBUE, we agreed to the following post-marketing requirements (PMRs): a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies and nonclinical in vitro and clinical in vivo drug interaction studies. The FDA has released us from one of the five PMRs. In addition, we have fulfilled one of the five PMRs. Of the remaining three PMRs, we have completed one and are awaiting the FDA’s acknowledgement and acceptance. The results of any post-marketing study may cause the FDA to update the label, request additional studies and/or require risk mitigation plans.

The manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products will also continue to be subject to extensive and ongoing regulatory requirements in the U.S., Canada and in other foreign countries in which we obtain marketing approvals. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good clinical practices, international council for harmonization guidelines and good laboratory practices, each of which are regulations and guidelines enforced by regulatory authorities for all of our nonclinical and clinical development and for any clinical trials that we conduct post-approval.

Discovery of any issues post-approval, including any safety concerns, such as carcinogenicity, unexpected side effects or drug-drug interaction problems, adverse events of unanticipated severity or frequency, or concerns over misuse or abuse of the product, problems with the facilities where the product is manufactured, tested, packaged or distributed, or failure to comply with regulatory requirements, may result in, among other things, restrictions on our products or on us, including:

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
•
refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;
•
restrictions on operations, including restrictions on the marketing or manufacturing of the product or the imposition of costly new manufacturing requirements; or

•
seizure or detention, or refusal to permit the import or export of products.

If any of these actions were to occur, we may have to discontinue the commercialization of the applicable product, limit our sales and marketing efforts, conduct further post-approval studies, and/or discontinue or change any other ongoing or planned clinical studies, which in turn could result in significant expense and delay or limit our ability to generate sales revenues.

We rely on a limited network of third-party distributors and pharmacies to market and sell our products. If this approach ceases to be effective, commercialization of our products may be adversely affected, and our products may not be profitable.

Our strategy includes distributing NUPLAZID in the U.S. and DAYBUE or trofinetide, as applicable, in the U.S., Canada and other jurisdictions in which marketing is approved solely through a limited network of third-party specialty distributors, specialty pharmacies or other third-party partners. While we have entered into agreements with each of these distributors and pharmacies to distribute NUPLAZID in the U.S. and DAYBUE in the U.S. and Canada, we will need to enter into similar agreements in any jurisdictions in which trofinetide is approved, and such distributors and pharmacies may not perform as agreed or they may terminate their agreements with us. Also, we may need to enter into agreements with additional distributors, pharmacies or other entities, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all.

In the event we are unable to maintain and, if needed, expand, our network of third-party specialty distributors and specialty pharmacies, our ability to continue commercializing our products would be limited, and our products may not be profitable.

Drug development is a long, expensive and unpredictable process with a high risk of failure, and there is no guarantee that our products or product candidates will be successful in ongoing or future clinical trials or obtain regulatory approval.

Preclinical testing and clinical trials are long, expensive and unpredictable processes that can be subject to delays. Preliminary, initial, top-line or interim results of clinical trials do not necessarily predict final results and such results may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final results. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials. Of the large number of product candidates in development, only a small percentage result in the submission of an NDA to the FDA or comparable regulatory filing to regulatory authorities in other jurisdictions, and even fewer are approved for marketing. Even if clinical trials are completed, we or our collaborators may not submit applications for required authorizations to manufacture and/or market potential products or any such application may not be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all.

Our clinical trials face a number of risks, and our product candidates may fail regardless of whether our collaborators successfully complete the clinical trials and apply for such required authorizations for a number of reasons, including:

•
a product candidate may fail to receive the regulatory clearances required to market them as drugs;
•
a product candidate may be subject to proprietary rights held by others requiring the negotiation of a license agreement prior to marketing;
•
a product candidate may be difficult or expensive to manufacture on a commercial scale;
•
a product candidate may have adverse side effects that make their use less desirable;
•
a product candidate may fail to compete with product candidates or other treatments commercialized by competitors;
•
a product candidate may not prove to be efficacious or safe;
•
patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested;
•
the results of clinical trials may not be consistent with positive results of earlier trials; and

•
the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities.

Our drug development programs are at various stages of development and the historical rate of failures for product candidates in our industry is extremely high. We have had several clinical studies evaluating pimavanserin that did not achieve statistical significance on certain endpoints, including the unsuccessful Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in March 2024 and the unsuccessful Phase 2 study of pimavanserin for the treatment of irritability associated with autism spectrum disorder in pediatric populations (Pediatric Phase 2 Trial) in October 2024. At this time, we are not planning to conduct any additional clinical studies for pimavanserin.

With the completion of the Pediatric Phase 2 Trial, we believe we now have completed the FDA’s requirements to qualify for a pediatric exclusivity for pimavanserin. However, there is no assurance that FDA will confirm that such requirements have been met and that the pediatric exclusivity will be granted.

An unfavorable outcome in any of our ongoing or future development efforts for trofinetide or in the post-marketing studies for DAYBUE could be a major set-back for the programs and for us, generally. In particular, an unfavorable outcome in our trofinetide programs or in the post-marketing studies for DAYBUE, may require us to delay, devote additional substantial resources to, reduce the scope of, or eliminate the affected program and could have a material adverse effect on us and the value of our common stock. Also, although we have submitted a marketing application for the approval of trofinetide in the EU, there is no guarantee we will receive regulatory approval.

We are currently conducting several studies with our product candidates, including our Phase 2 study evaluating the efficacy and safety of an internally-developed compound known as ACP-204, as a potential treatment for the treatment of hallucinations and delusions associated with ADP and our Phase 3 COMPASS study evaluating the efficacy and safety of ACP-101 (intranasal carbetocin) for the treatment of hyperphagia in PWS and may conduct additional studies with these and other product candidates in the future. We plan to initiate an additional Phase 2 study of ACP-204 in LBDP in the third quarter of 2025 and to initiate a Phase 2 study of ACP-711 in essential tremor in 2026.

Drug development is a long, expensive and unpredictable process. Even if we do successfully complete clinical trials, those results are not necessarily predictive of results of additional trials that may be needed before a marketing application may be submitted to regulatory authorities. If we are unable to develop, or obtain marketing approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue and our business operations and financial performance may be materially and adversely affected.

Expanded access or compassionate use programs could subject us to additional risks.

We currently provide and may provide in the future access to unapproved products or product candidates outside of clinical trials through expanded access or compassionate use programs (sometimes referred to as right to try programs). These patients generally have life-threatening illnesses for which there are no alternative therapies or they have exhausted all other available therapies. There are a number of risks that we may face as a result of our expanded access or compassionate use programs. For example, the risk for serious adverse events in certain of these patient populations is high, which, if those adverse events are determined (or perceived) to be drug-related, could have a negative impact on the safety profile of our products and product candidates and cause significant delays, result in an inability to successfully commercialize our products and materially harm our business.

In certain jurisdictions, we may be required to provide our products for free if we participate in expanded access or compassionate use programs in certain jurisdictions. In other jurisdictions we may be required to return some or all of the revenue we may generate through our expanded access or compassionate use programs if the appropriate foreign regulatory authority ultimately does not approve our products or product candidates for marketing in the jurisdiction of our expanded access or compassionate use programs. If this were to occur, it could materially and adversely affect our business operations and financial performance.

Delays, suspensions and terminations in our clinical trials for our product candidates could result in increased costs to us and delay our ability to generate product revenues.

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
•
obtaining approval to conduct clinical trials in countries or jurisdictions outside the United States pursuant to evolving regional and local regulations (e.g., EU Clinical Trials Regulation (EU No. 536/2014));
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

In addition, enrollment and retention of patients in, or the ability to receive results from, clinical trials could be disrupted by geopolitical or macroeconomic developments. For example, as a result of the conflict between Ukraine and Russia, we experienced temporary delays in accessing historical records of certain clinical trial sites located in Russia. It is possible that enrollment in future studies, could be impacted due to the same or similar geopolitical or macroeconomic developments. If patients withdraw from our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trial results are otherwise disrupted or disputed due to such developments, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

Our success depends on our ability to attract, retain, and motivate highly qualified management, scientific, and commercial personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of CNS disorders and rare diseases. We are currently hiring, and in the future we expect to need to continue to hire, additional personnel as we expand our research and development efforts for our products and product candidates, and commercial activities for our products. We face competition for experienced management, scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions across all jurisdictions in which our products may be commercialized. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize products and product candidates, if approved, will be limited. If we are unable to attract and retain the necessary personnel, it will significantly impede our commercialization efforts for our products, and the achievement of our research and development objectives.

In September 2024, Catherine Owen Adams became our new Chief Executive Officer (CEO), replacing our former CEO, Stephen R. Davis. Our new CEO will be critical to executing on and achieving our strategy. Further, our new CEO may bring different perspectives, and the future strategy and direction of our business may differ materially from those of the past. If we are unable to execute an orderly transition and successfully integrate our new CEO into our leadership team, we may experience material disruptions to our operations and our financial condition and results of operations may be adversely affected.

All of our employees are “at will” employees, which means that any employee may quit at any time and we may terminate any employee at any time. We do not carry “key person” insurance covering members of senior management.

Risks Related to Our Business

If we fail to develop, acquire or in-license other product candidates or products, our business and prospects would be limited. Even if we obtain rights to other product candidates or products, we will incur a variety of costs and may never realize the anticipated benefits.

Part of our corporate strategy is to develop, acquire or in-license businesses, technologies, product candidates or products that we believe are a strategic fit with our business. The success of this strategy depends in large part on the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire or in-license clinically-enabled product candidates for the treatment of CNS disorders and rare diseases, or for therapeutic indications that complement or augment our current products and product candidates, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring or in-licensing promising product candidates requires substantial technical, financial and human resources expertise, and we may not be successful in identifying acquisition targets, completing proposed acquisitions and integrating any acquired businesses, technologies, services or products into our current infrastructure. Efforts to do so may not result in the actual acquisition or in-license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire or license suitable product candidates from third parties on terms acceptable to us, our business and prospects will be limited.

The process of integrating any acquired business, technology, service, or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize its anticipated benefits. Moreover, any product candidate we identify, select and acquire or license may require additional, time-consuming development or regulatory efforts prior to commercial sale, including preclinical studies, if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risk of failure that is inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, any such products that are approved may not be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

We have a history of net losses and we may not be able to predict the extent of future losses.

We have experienced significant net losses since our inception. As of December 31, 2024, we had an accumulated deficit of approximately $2.2 billion. We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. Thus, our future operating results, profitability and other financial metrics may fluctuate from period to period, and we will need to generate significant revenues to achieve and maintain profitability and/or positive cash flow on a sustained basis.

We expect that our revenues over the next few years will be entirely dependent on our ability to generate product sales. Substantially all of our revenues since May 2016 were from U.S. net product sales of NUPLAZID and DAYBUE. To the extent that we cannot generate significant revenues from the sale of our products to cover our expenses, including the significant expenses associated with commercializing our products and continuing to develop trofinetide in additional indications and jurisdictions outside the U.S., we may not achieve profitability and/or may have to reduce our commercialization and/or research and development activities to become profitable, which would harm our future growth prospects. Additionally, to obtain revenues from our product candidates, if approved, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, manufacturing and marketing compounds with significant market potential. We may never succeed in these activities and may never generate revenues that are significant enough to achieve profitability.

We may require additional financing in the future to fund our operations. If we cannot raise additional financing in the future, we may be unable to fund our business plan and our future research, development, commercial and manufacturing efforts.

We have funded our operations primarily with revenues from sales of our products since their approvals, and through sales of our equity securities and interest income. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spending required for our ongoing and planned commercial activities for our products, our ongoing and planned development activities for pimavanserin for the negative symptoms of schizophrenia, ACP-101 as a treatment for PWS and ACP-204 as a treatment for ADP, studies to be conducted pursuant to our PMRs, our ongoing and planned development activities for other early- and late-stage product candidates and strategic business development to further expand our portfolio. We expect that our cash, cash equivalents and investment securities, as well as funds generated by anticipated sales of our products, will be sufficient to fund our planned operations through and beyond the next 12 months.

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
•
the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for DAYBUE to be conducted over the next several years, and ongoing and planned commercial activities for our products;
•
the costs of our development activities for our product candidates;
•
the costs of commercializing our products, including the maintenance and development of our sales and marketing capabilities;
•
the costs of establishing, or contracting for, sales and marketing capabilities for our product candidates;
•
the amount of U.S. product sales from our products;
•
the costs of preparing applications for regulatory approvals for DAYBUE in jurisdictions other than the U.S., for NUPLAZID in additional indications other than PDP and for other product candidates, as well as the costs required to support review of such applications;

•
the costs of manufacturing and distributing our products for commercial use in the U.S.;
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
•
the costs of maintaining or securing manufacturing arrangements for clinical or commercial production of pimavanserin, trofinetide or other product candidates; and
•
the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to our products.

In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, as a result of geopolitical and macroeconomic developments, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future if needed, and could have a material adverse effect on our ability to access sufficient funding. We cannot be certain that additional funding will be available to us on a timely basis, on acceptable terms, or at all. If additional funds are not available, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if necessary and obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

We expect that our results of operations will fluctuate, which may make it difficult to predict our future performance from period to period.

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include:

•
the success of our commercialization of our products;
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
•
the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to our products or our product candidates; and
•
general and industry-specific economic conditions.

We believe that comparisons from period to period of our financial results are not necessarily meaningful and should not be relied upon as indications of our future performance.

From time to time, we provide guidance relating to our expectations for net sales of our products and certain expense line items based on estimates and the judgment of management. If, for any reason, our actual net sales or expenses differ materially from our guidance, we may have to revise our previously announced financial guidance. If we change, update or fail to meet any element of such guidance, our stock price could decline.

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

A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, high inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply and clinical trial disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by catastrophic events, such as earthquakes, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We depend on our employees, consultants, and CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, those plans may not adequately protect us. Despite any precautions that we or any third parties on whom we depend take for catastrophic events, including earthquakes, fires or other natural disasters, these events could result in significant disruptions to our research and development, clinical trials, manufacturing and the commercialization of our products. Long-term disruptions in the infrastructure caused by these types of events, particularly involving geographies in which we or third parties on whom we depend have offices or manufacturing, distribution or clinical trial sites, could adversely affect our businesses. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not include or be adequate to compensate us for all losses that may occur. Any catastrophic event affecting us or the third parties on whom we depend could have a material adverse effect on our business, results of operations, financial condition and prospect.

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

We depend on collaborations with third parties to develop certain of our product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. In addition, we may choose to rely on collaborations in the future for our products or other product candidates, including for the commercialization of DAYBUE in selected markets outside of the U.S.

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

We currently depend, and in the future will continue to depend, on third parties to manufacture our products and product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products or product candidates, if approved.

We have no manufacturing facilities and only limited experience as an organization in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our products and product candidates.

We have contracted with Patheon Pharmaceuticals Inc. (Patheon) to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product and DAYBUE for commercial use in the U.S. and Canada. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S. Additionally, we have contracted with Siegfried AG to manufacture API to be used in the manufacture of NUPLAZID drug product for commercial use, Corden Pharma Bergamo S.p.A. (Corden) and F.I.S. Fabbrica Italiana Sintetici S.p.A. (FIS) to manufacture API to be used in the manufacture of DAYBUE drug product for commercial use, and Patheon and CoreRx Inc. (CoreRx) to manufacture DAYBUE for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API. We may face delays or increased costs in our supply chain that could jeopardize the commercialization of our products. While we currently have sufficient API for both NUPLAZID and DAYBUE and NUPLAZID and DAYBUE finished products on hand to continue our commercial and clinical operations as planned, depending on the effects of geopolitical and macroeconomic developments and whether such developments cause disruptions, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by geopolitical and macroeconomic developments, our supply chain may be disrupted, limiting our ability to manufacture, test and distribute our products for commercial sales and our product candidates for our clinical trials and research and development operations. For example, it takes approximately two years for our third-party manufacturers to produce DAYBUE API, and a supply chain disruption in DAYBUE API would cause delays or increased costs to us that could jeopardize the commercialization of DAYBUE.

Even though we have agreements with third parties for the manufacture of our products, the FDA may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market our products or product candidates. While we believe that there will be alternative sources available to manufacture our products and product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts, which would have a negative effect on our business, results of operations, financial condition and prospects.

The manufacturers of our products and product candidates, including Patheon, Siegfried, Corden, FIS and CoreRx, are obliged to operate in accordance with FDA-mandated current good manufacturing practices (cGMPs), and we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of our products and any product candidate that receives regulatory approval, negatively impact our commercialization of our products, or lead to significant delays in the launch and commercialization of any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

The manufacture of pharmaceutical products requires significant capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of our products or product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize our products, or provide our products or product candidates to patients in clinical trials, would be jeopardized. Any delay or interruption in our ability to meet commercial demand for our products and any other approved products will result in the loss of potential revenues and could adversely affect our ability to gain market acceptance for these products. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of our products or product candidates, if approved, and could have a material adverse effect on our business, results of operations, financial condition and prospects. Further, changes in federal policy could affect the geopolitical landscape and could give rise to circumstances that negatively affect our business. The third parties that manufacture our products and product candidates have manufacturing activities located in Canada, Europe and Switzerland. The U.S. has implemented, and has proposed to further implement, tariffs that may increase the costs of our third-party manufacturers and the expense to us to produce our products and product candidates. If such actions were to materially affect us or our third-party manufacturers, we may not be able to successfully commercialize our products, which would have an adverse effect on our results of operations.

We may not be able to continue or fully exploit our collaborations with outside scientific and clinical advisors, which could impair the progress of our clinical trials and our research and development efforts.

We work with scientific and clinical advisors at academic and other institutions who are experts in the field of CNS disorders and rare diseases. They assist us in our research and development efforts and advise us with respect to our clinical trials. These advisors are not our employees and may have other commitments that would limit their future availability to us. Although our scientific and clinical advisors generally agree not to engage in competing work, if a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and delay the development or commercialization of our product candidates, if approved.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.

Our commercial success depends on obtaining and maintaining intellectual property rights to our products and product candidates and technologies, as well as successfully defending these rights against third-party challenges. Successful challenges to, or misappropriation of, our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and contracts requiring confidentiality and nondisclosure. If our patents are successfully challenged, we may face generic competition prior to the expiration dates of our U.S. Orange Book listed patents. In addition, potential competitors have in the past and may in the future file an Abbreviated New Drug Application (ANDA) with the FDA for generic versions of NUPLAZID, seeking approval prior to the expiration of our patents. In response, we have filed complaints against these companies alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID. For a more detailed description of these matters, see the section captioned “Legal Proceedings” elsewhere in this report. While we intend to defend the validity of such patents vigorously, and will seek to use all appropriate methods to prevent their infringement, such efforts are expensive and time consuming. Any substantial decrease in the revenue and income derived from our products would have an adverse effect on our results of operations.

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

In addition to the patent infringement lawsuits against the filers of ANDAs pertaining to NUPLAZID, we may need to resort to litigation to enforce other patents issued to us, protect our trade secrets or determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

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

Furthermore, because of the substantial amount of pre-trial document and witness discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. Securities analysts and investors have in the past, and may again in the future perceive these results to be negative, it could have a substantial adverse effect on the trading price of our common stock.

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

In addition, changes in or different interpretations of patent laws in the U.S. and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products without providing any compensation to us or may limit the number of patents or claims we can obtain. In particular, there have been proposals to shorten the exclusivity periods available under U.S. patent law that, if adopted, could substantially harm our business. The product candidates that we are developing are protected by intellectual property rights, including patents and patent applications. If any of our product candidates becomes a marketable product, we will rely on our exclusivity under patents to sell the compound and recoup our investments in the research and development of the compound. If the exclusivity period for patents is shortened, then our ability to generate revenues without competition will be reduced and our business could be materially adversely impacted. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our products and product candidates. In addition, U.S. patent laws may change which could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. For example, the America Invents Act (2012) included a number of significant changes to U.S. patent law. These included changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. It is still not clear what, if any, impact the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.

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

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products, as described in greater detail in the Government Regulation section of this report.

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any of our approved products. The ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid, made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program and broadened access to health insurance. There have been legal and political challenges and amendments to certain aspects of the ACA.

For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the current administration will impact the ACA and our business.

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

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using our products, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare (the Medicare Drug Price Negotiation Program) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Further, the overall funding of certain government programs such as Medicaid and Medicare is uncertain and there is no guarantee that funds approved by the U.S. Congress will be made available by the current administration. We expect additional health reform measures may be implemented in the future, particularly in light of the recent U.S. Presidential and Congressional elections.

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

The implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. For example, contributions to third-party charitable foundations are a current area of significant governmental and congressional scrutiny, and we could face action if a federal or state governmental authority were to conclude that our charitable contributions to foundations that support Parkinson’s disease patients generally are not compliant. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payors directly and our customers make the ultimate decision on how to submit claims, from time-to-time, for our products, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians, healthcare professions, or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

Outside the U.S., interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines for intentional violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Although some U.S. comprehensive privacy laws exempt some data processed in the context of clinical trials, these laws may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more jurisdictions to pass similar laws in the future.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions have adopted and may continue to adopt similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data to recipients outside Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, companies that transfer personal data to recipients outside of the EEA and/or UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators individual litigants and activist groups.

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

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to additional such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, regarding artificial intelligence, data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price (AMP), for single source and innovator multiple source drugs, effective January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, we may not be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

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

We could face liability if a regulatory authority determines that we are promoting our products for any “off-label” uses.

The FDA, Health Canada, the European Commission, competent authorities of individual EU Member States and other comparable foreign regulatory authorities and industry self-regulatory bodies strictly regulate the marketing and promotional claims that are made about drug and biologic products. In particular, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication, patient population, or manner that is not described in the product’s approved labeling and that differs from those approved by the applicable regulatory authorities. Physicians and other persons qualified to prescribe medicinal products, on the other hand, may, in certain jurisdictions including the U.S., prescribe products for off-label uses. Although the FDA and certain comparable foreign regulatory authorities do not generally regulate a physician’s or other person qualified to prescribe’s choice of drug treatment made in the such person’s independent medical judgment, they do restrict promotional communications from pharmaceutical companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions.

We intend to comply with the requirements and restrictions of the FDA, Health Canada and other comparable foreign regulatory authorities, governmental authorities and regulatory bodies in the jurisdictions that approve our products or product candidates with respect to our promotion of our products, but such authorities may nevertheless make us the target of an investigation or prosecution based on our marketing and promotional practices. As a result, we may be subject to criminal and civil liability for the promotion of off-label uses. In addition, our management’s attention could be diverted to handle any such alleged violations, all of which could have a material adverse effect on our business, results of operations, financial condition and reputation.

A significant number of pharmaceutical companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including by the Department of Justice (DOJ), and various U.S. Attorneys’ Offices, the HHS Office of Inspector General, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDCA, the civil False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA, DOJ, or any other governmental agency initiates an enforcement action against us, or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products, are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. If the EU or an applicable EU Member State were to determine that we violated an applicable law or regulation, we could be subject to lawsuits, regulatory actions, penalties and other adverse consequences that would have an adverse effect on our revenue, business, financial prospects, and reputation.

Changes at the FDA and other government agencies could delay or prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, layoffs and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical government employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies that, if applied in a material way, could significantly reduce the FDA’s and other agencies’ capacities to perform their functions in a manner consistent with past practices and could negatively impact our business. If repeated or prolonged government shutdowns or material layoffs of agency personnel occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, and negatively impact other government operations on which we rely, which could have a material adverse effect on our business.

We are subject to stringent regulation in connection with the marketing of our products, which could delay the development and commercialization of our products.

The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the U.S. and by comparable foreign regulatory authorities in other jurisdictions. Neither we nor our collaborators can market a pharmaceutical product in the U.S. until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, the FDA and comparable foreign regulatory authorities may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. These limitations may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate, if approved.

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

If our competitors develop and market products that are more effective than our products, they may reduce or eliminate our commercial opportunity.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products, or development or commercialization of our product candidates, if approved.

We face an inherent risk of product liability as a result of the commercial sales of our products and the clinical testing of our product candidates. For example, we may be sued if any of our products allegedly cause injury or are found to be otherwise unsuitable for administration in humans. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for our products or product candidates, if approved;
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
•
a decline in our stock price.

Although we currently have product liability insurance that covers our clinical trials and the commercialization of our products, we may need to increase and expand this coverage, including if we commence larger scale trials and if our product candidates are approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products that we or our collaborators develop. If we determine that it is prudent to increase our product liability coverage, we may be unable to obtain such increased coverage on acceptable terms or at all. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. Our liability could exceed our total assets if we do not prevail in a lawsuit from any injury caused by our drug products. Product liability claims could have a material adverse effect on our business and results of operations.

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

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials or otherwise affecting our ability to provide our products or product candidates, loss of sensitive data (including data related to clinical trials) and income, significant extra expenses to restore data or systems, reputational harm and the diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments (including, for example, if applicable laws or regulations prohibit such payments). Remote work has increased risks to our information technology systems and data, as our employees work from home, utilizing network connections, computers and devices outside our premises, including at home, while in transit or in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Any of the previously identified or similar threats could cause, and in some cases have in the past caused, a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products.

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

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 2, 2024 to February 18, 2025, the closing price of our common stock has ranged from a low of $14.29 per share to a high of $30.86 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•
the success of our commercialization of our products;
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
•
any other communications or guidance from the FDA or other regulatory authorities that pertain to our products or product candidates;
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

Our information security function, our Chief Information Officer (CIO), and our Chief Compliance Officer (CCO) help identify, assess and manage the Company’s cybersecurity threats and risks. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods in certain contexts, including, for example, manual tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threat actors, conducting scans of certain environments, evaluating certain threats reported to us, conducting threat and vulnerability assessments, using external intelligence feeds, and using third parties to conduct tabletop incident response exercises and other tests.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response policies, disaster recovery/business continuity policies, a vulnerability management policy, a vendor risk management program, risk assessments, encryption of certain data, network security controls and data segmentation for certain systems, access controls, physical security, asset management and tracking, systems monitoring, employee training, penetration testing, cybersecurity insurance, and dedicated cybersecurity staff.

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

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, outside legal counsel, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, penetration testing firms, managed cybersecurity service providers, darkweb monitoring services, and forensic investigators.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors, and supply chain resources. We have vendor management processes designed to help manage cybersecurity risks associated with our use of certain of these providers. For certain vendors, these processes include vendor risk assessments, security questionnaires, review of vendors’ written security program, and imposition of contractual obligations related to information security on certain vendors.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors, including: “We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.”; and “If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, interruptions to operations or clinical trials, reputational harm, litigation, fines and penalties, disruptions of our business operations, and a loss of customers or sales.”

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

The Director of Information Security, along with management, including the CIO and CCO, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Management is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CIO, Senior Vice President of Finance, CCO, Senior Vice President of People and Performance, and Director of Information Security. This team works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from senior management concerning the Company’s significant cybersecurity threats and risks and the processes the Company has implemented to address them.

Item 2. Properties.

As of December 31, 2024, our primary facility consists of approximately 67,000 square feet of office space in San Diego, California. We also lease a facility in Princeton, New Jersey that covers approximately 25,000 square feet of office space, which is leased through January 2026. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

On September 30, 2022, we filed a stipulation and proposed order to stay the claims currently asserted against Teva and for Teva to be bound by the result of the litigation rendered against the remaining defendants Aurobindo and MSN, which was ordered by the Court on October 4, 2022.

On October 21, 2022, we filed additional complaints against Aurobindo, MSN and Zydus in the United States District Court for the District of Delaware alleging infringement of an additional Orange Book-listed patent covering NUPLAZID (Pimavanserin II Cases).

We entered into an agreement, effective March 31, 2023, with Zydus settling all claims and counterclaims in the Pimavanserin I Cases and Pimavanserin II Cases. The agreement allows Zydus to launch its generic pimavanserin 10 mg tablet products on September 23, 2036 and 34 mg capsule products on February 27, 2038, subject to certain triggers for earlier launch. The Zydus case was dismissed by joint agreement on April 5, 2023.

As a result of the above, only MSN remained as an active defendant in the Pimavanserin I Cases. On January 11, 2024, following summary judgment motions, the District Court entered final judgment in our favor that MSN’s submission of ANDA No. 214925 was an act of infringement in the Pimavanserin I Case and the ’740 patent was not invalid. On January 18, 2024, MSN filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered on January 11, 2024. The appeal is fully briefed and awaiting a date for oral argument.

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. A bench trial was conducted from December 3, 2024 to December 6, 2024 in the matter. Post-trial briefing was completed on February 12, 2025 and we are awaiting the final decision of the Court.

On February 14, 2025, we filed a complaint against Zydus Lifesciences Limited, Zydus Worldwide DMCC, and Zydus Pharmaceuticals (USA) Inc. (collectively “Zydus”) in the United States District Court for the District of Delaware, alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID (Pimavanserin) by Zydus’ proposed 34 mg pimavanserin tablet product. Zydus has not responded to the complaint as of yet and there is no schedule in place for the case.

Securities Class Action

On April 19, 2021, a purported stockholder of us filed a putative securities class action complaint (captioned City of Birmingham Relief Retirement Systems v. Acadia Pharmaceuticals Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against us and certain of our current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. The parties are currently engaged in expert discovery, which is scheduled to close on June 13, 2025.

Opt-Out Litigation

On March 7, 2024, a purported stockholder of the Company filed a complaint (captioned Alger Dynamic Opportunities Fund v. Acadia Pharmaceuticals, Inc., Case No. 24-cv-00451) in the U.S. District Court for the Southern District of California against us and one executive officer. The complaint is based on the same underlying allegations as the Securities Class Action described above, and alleged claims under federal and state securities laws, and for common law fraud and negligent misrepresentations. On May 24, 2024, Defendants moved to dismiss the complaint. On October 31, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss. The Court dismissed with leave to amend the purported stockholder’s state and common law claims, as well as the claim brought under Section 18(a) of the Securities Exchange Act of 1934, as amended. Defendants filed their answer to the Sections 10(b) and 20(a) claims on December 16, 2024. On January 13, 2025, the Court stayed this suit pending the outcome of the Securities Class Action.

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

We currently believe that none of the foregoing claims or other actions pending against us as of December 31, 2024 is likely to have, individually or in the aggregate, a material adverse effect on our business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters. We are unable to estimate possible losses or ranges of losses that may result from these matters, and therefore we have not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

Item 4. Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ACAD”.

Holders

As of February 18, 2025, there were 166,788,517 shares of common stock outstanding held by approximately 32 stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Not applicable.

Performance Graph

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2019 through December 31, 2024 in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq U.S. Benchmark TR Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24
Acadia Pharmaceuticals Inc.	$100.00	$124.96	$54.56	$37.21	$73.19	$42.89
NASDAQ Biotechnology Index	$100.00	$121.27	$152.67	$122.55	$154.93	$152.89
NASDAQ U.S. Benchmark TR Index	$100.00	$125.69	$124.89	$111.27	$115.42	$143.60

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Past operating results are not necessarily indicative of results that may occur in future periods. This discussion contains forward-looking statements, which involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from our products and our product candidates, the potential market opportunities for our products and our drug candidates, our strategy for the commercialization of our products, our plans for exploring and developing our products for additional indications, the commercialization of DAYBUE or trofinetide in jurisdictions other than the U.S., our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our product candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development milestones and activities involving our products and our product candidates, our strategy for discovering, developing and, if approved, commercializing our product candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and needs for additional financing, the potential or expected impacts of geopolitical and macroeconomic developments, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “aims,” “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential” “predicts,” “pro forma,” “projects,” “seeks,” “should,” “will,” “would,” or similar words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Forward-looking statements are not guarantees of performance. Actual results or events may differ materially from those anticipated in our forward-looking statements as a result of various factors, including those set forth under the section captioned “Risk Factors” elsewhere in this report. Information in the following discussion for a yearly period means for the year ended December 31 of the indicated year.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in CNS disorders and rare diseases.

We have two core franchises in neuroscience and neuro-rare diseases. Our neuroscience franchise is anchored by the commercial product NUPLAZID (pimavanserin), which is the first and only drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP. Our neuro-rare disease franchise is anchored by the commercial product DAYBUE, which is the first and only drug approved for the treatment of Rett syndrome. Net product sales from these two commercial products totaled $957.8 million for 2024, compared with $726.4 million for 2023.

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

In addition to these commercial products, we have a portfolio of product candidates and research programs that are designed to address significant unmet medical needs in CNS disorders and rare diseases. In order to achieve significant long-term growth, we plan to develop our current portfolio, expand our pipeline of early- and late-stage product candidates and expand into areas of rare disease that are adjacent to our existing franchises, including through strategic business development, and make use of our internal capabilities and knowledge.

Our most advanced product candidate is ACP-101 (intranasal carbetocin) for the treatment of hyperphagia in PWS, a neuro rare disease. Hyperphagia is an intense persistent sensation of hunger accompanied by food preoccupations, an extreme drive to consume food, food-related behavior problems, and a lack of normal satiety. In November 2023, we initiated the Phase 3 COMPASS PWS study evaluating the efficacy and safety of ACP-101 for the treatment of hyperphagia in PWS.

Our next most advanced product candidate is ACP-204 for the treatment of ADP. In November 2023, we initiated a Phase 2 study evaluating the efficacy and safety of ACP-204 for the treatment of hallucinations and delusions associated with ADP. We plan to initiate an additional Phase 2 study of ACP-204 in LBDP in the third quarter of 2025.

We have several product candidates in earlier stages of development for the treatment of CNS disorders and rare diseases, including ACP-711 for the treatment of essential tremor, for which we expect to initiate a Phase 2 study in 2026.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of December 31, 2024, we had an accumulated deficit of approximately $2.2 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may incur operating losses as we incur significant research and development costs and costs for continued commercialization of our products.

Financial Operations Overview

Product Revenues

Net product sales consist of sales of our products. The FDA approved NUPLAZID in April 2016 for the treatment of hallucinations and delusions associated with PDP and we launched the product in the United States in May 2016. The FDA approved DAYBUE in March 2023 for the treatment of Rett syndrome and we launched the product in the United States in April 2023.

Cost of Product Sales

Cost of product sales consists of third-party manufacturing costs, freight, and indirect overhead costs associated with sales of our products. Cost of product sales may also include period costs related to certain inventory manufacturing services, excess or obsolete inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances. In addition, cost of product sales may include license fees and royalties. License fees and royalties currently consist of milestone payments capitalized and subsequently amortized under our 2018 license agreement with Neuren. License fees and royalties also include royalties of tiered, escalating, double-digit percentages due to Neuren based upon net sales of DAYBUE.

Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. Thus the cost of sales as a percentage of net sales of DAYBUE for the year ended December 31, 2024 and 2023 were affected by use of the initial pre-launch inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of DAYBUE will increase significantly once we commence the sales of full cost inventories.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have focused on pimavanserin, trofinetide, ACP-101, ACP-204 and other earlier-stage product candidates. In connection with the FDA approval of DAYBUE, we are required to conduct post-marketing work, including a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies, and nonclinical in vitro and clinical in vivo drug interaction studies. The FDA has released us from one of the five PMRs. In addition, we have fulfilled one of the five PMRs. Of the remaining three PMRs, we have also completed one and we are awaiting the FDA’s acknowledgement and acceptance of that completed PMR. We will be responsible for all costs incurred for these PMRs. In addition, we expect to incur increased research and development expenses as a result of advancement of our early-stage product candidates.

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

The following table summarizes our research and development expenses for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Costs of external service providers:
NUPLAZID (pimavanserin)	$34,369	$55,527	$62,746
DAYBUE (trofinetide)	30,677	32,065	62,300
ACP-101	30,401	11,887	2,085
ACP-204	54,389	43,768	16,898
Early-stage product candidates	44,703	26,789	45,803
Upfront and milestone payments*	34,500	102,500	88,741
Subtotal	229,039	272,536	278,573
Internal costs	60,110	61,675	60,422
Stock-based compensation	14,100	17,408	22,580
Total research and development expenses	$303,249	$351,619	$361,575

_____________________

* Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

At this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur to support the commercialization of DAYBUE, as well as the further development of our early-stage product candidates. Likewise, we are unable to determine with certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely. While our current development efforts are primarily focused on advancing the development of ACP-101, ACP-204 and other early-stage product candidates, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each candidate and our financial position. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of DAYBUE.

We expect our research and development expenses will continue to be substantial as we conduct studies pursuant to our PMRs and pursue the further development of ACP-101, ACP-204 and other early-stage product candidates. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and other related costs, including stock-based compensation expense, for our commercial personnel, including our specialty sales forces, our medical education professionals, and our personnel serving in executive, finance, business development, and business operations functions. Also included in selling, general and administrative expenses are fees paid to external service providers to support our commercial activities associated with our products, professional fees associated with legal and accounting services, costs associated with patents and patent applications for our intellectual property and charitable donations to independent charitable foundations that support Parkinson’s disease patients generally. Changes in selling, general and administrative expenses in future periods are subject to the evolving PDP market dynamics and the Rett syndrome market.

Gain on Sale of Non-Financial Asset

Following the FDA approval of DAYBUE, we were granted a Rare Pediatric Disease PRV. During the year ended December 31, 2024, we sold the PRV to a third party for the aggregate net proceeds of $146.5 million.

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

Stock-Based Compensation

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires us to make a number of assumptions including the estimated expected life of the award and related volatility. The fair value of restricted stock units is estimated based on the market price of our common stock on the date of grant. The estimated fair values of stock options, purchase plan rights, and regular restricted stock units are then expensed over the vesting period. For restricted stock units requiring satisfaction of both market and service conditions, the estimated fair values are generally expensed over the longest of the explicit, implicit and derived service periods. The fair value of performance-based stock awards (PSUs) that vest upon the achievement of certain pre-defined company-specific performance-based criteria is estimated based on the closing market price of our common stock on the date of grant. Expense related to these PSUs is recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable and can vest up to 200 percent of the target number of shares granted. Beginning in 2024, the structure of the PSU design was revised with a relative total shareholder return (rTSR) approach such that awards are earned for our rTSR performance over three-year measurement periods relative to a peer group of companies and the actual numbers of PSUs that will vest at the end of the performance period may be anywhere from zero to 150 percent of the target number of shares granted. The fair value of these PSUs is estimated using a Monte Carlo model. Expense related to these PSUs is recognized ratably over the three-year measurement period. See also Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies” for further discussion of our assumptions and estimates related to our stock-based compensation.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with our products and the extent to which we generate revenue from product sales, our development of pimavanserin for the negative symptoms of schizophrenia, our further development of our early-stage product candidates and the progress and timing of expenditures related to studies of DAYBUE pursuant to our PMRs. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D Coverage Gap liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact that geopolitical and macroeconomic developments, including the ongoing military conflict between Ukraine and Russia and in the Middle East, and tariffs and trade tensions may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Years Ended December 31, 2024 and 2023

Product Sales, Net

Net product sales, comprised of our products, were $957.8 million and $726.4 million for the years ended December 31, 2024 and 2023, respectively.

Net product sales of NUPLAZID were $609.4 million and $549.2 million in 2024 and 2023, respectively. The increase in net product sales of NUPLAZID of $60.2 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price in NUPLAZID in 2024 compared to 2023. Net product sales of DAYBUE were $348.4 million and $177.2 million in 2024 and 2023, respectively. The increase in net product sales of DAYBUE of $171.2 million was mainly due to the growth in DAYBUE unit sales in 2024 compared to 2023.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2024 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance at December 31, 2023	$12,156	$(520)	$86,054	$97,690
Provision related to current period sales	122,083	5,148	168,868	296,099
Credits/payments for current period sales	(110,200)	(5,262)	(20,762)	(136,224)
Credits/payments for prior period sales	(12,156)	520	(86,054)	(97,690)
Balance at December 31, 2024	$11,883	$(114)	$148,106	$159,875

Cost of Product Sales

Cost of product sales was $81.8 million and $41.6 million in 2024 and 2023, respectively, or approximately 9% and 6% of net product sales, respectively. Cost of product sales as a percentage of net product sales for NUPLAZID remained flat in 2024 as compared to 2023. The increase in cost of product sales was primarily due to the $51.8 million in license fees and royalties expensed during 2024 as compared to $21.8 million in the same period of 2023 for DAYBUE, including royalties due to Neuren based on net sales of DAYBUE and the amortization of the milestone payments capitalized under our 2018 license agreement with Neuren.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. Prior to receiving FDA approval for DAYBUE in March 2023, we manufactured inventory and recorded approximately $29.9 million related to the zero cost inventory as research and development expense. Utilizing the actual direct costs to manufacture DAYBUE prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the year ended December 31, 2024 would have increased by approximately $14.9 million. We do not expect our cost of product sales for DAYBUE to increase significantly as a percentage of net product sales in future periods as we continue to produce inventory for future sales. We expect to finish selling the zero cost inventories of DAYBUE in 2025.

Subsequent to using our entire zero cost inventories, we estimate our overall cost of product sales as a percentage of total net product sales will be in the range of a mid-single digit to high single digit percentage.

Research and Development Expenses

Research and development expenses decreased to $303.2 million in 2024, including $14.1 million in stock-based compensation, from $351.6 million in 2023, including $17.4 million in stock-based compensation. The decrease in research and development expenses during 2024 was due to decreased business development payments, which in the period ending December 31, 2023 included the $100.0 million payment to Neuren under the expanded license agreement for trofinetide, partially offset by increased costs from clinical stage programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $488.4 million in 2024, including $51.6 million in stock-based compensation expense, from $406.6 million in 2023, including $48.0 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily driven by increased marketing costs to support the NUPLAZID and DAYBUE franchises in the U.S. and investments to support commercialization of DAYBUE outside the U.S.

Gain on Sale of Non-Financial Asset

Following the FDA approval of DAYBUE, we were granted a Rare Pediatric Disease PRV. During the year ended December 31, 2024, we sold the PRV to a third party for the aggregate net proceeds of $146.5 million. No other non-financial asset sale happened during the year ended December 31, 2023.

Comparison of the Years Ended December 31, 2023 and 2022

Product Sales, Net

Product sales, net, comprised of NUPLAZID, were $726.4 million and $517.2 million in 2023 and 2022, respectively.

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

Cost of Product Sales

Cost of product sales was $41.6 million and $10.2 million in 2023 and 2022, respectively, or approximately 6% and 2% of net product sales, respectively. Cost of product sales as a percentage of net product sales for NUPLAZID remained flat in 2023 as compared to 2022. The increase in cost of product sales was primarily due to the $21.8 million in license fees and royalties expensed during 2023 for DAYBUE, including royalties due to Neuren based on net sales of DAYBUE and the amortization of the milestone payments capitalized under our 2018 license agreement with Neuren. There were no license fees and royalties in the same period of 2022 for either product.

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

Research and Development Expenses

Research and development expenses decreased to $351.6 million in 2023, including $17.4 million in stock-based compensation expense, from $361.6 million in 2022, including $22.6 million in stock-based compensation expense. The decrease in research and development expenses during 2023 was mainly due to trofinetide commercial supply build that was expensed prior to approval. There was a similar level of clinical spend and business development investment year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $406.6 million in 2023, including $48.0 million in stock-based compensation expense, from $369.1 million in 2022, including $44.4 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily due to increased commercial costs associated with the DAYBUE launch, partially offset by reductions in expenses associated with NUPLAZID.

Liquidity and Capital Resources

We have funded our operations primarily with revenues from sales of our products since their approvals, and through sales of our equity securities and interest income. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spending required for our ongoing and planned commercial activities for our products, our ongoing and planned development activities for pimavanserin for the negative symptoms of schizophrenia, ACP-101 as a treatment for PWS and ACP-204 as a treatment for ADP, studies to be conducted pursuant to our PMRs, our ongoing and planned development activities for other early- and late-stage product candidates and strategic business development to further expand our portfolio. We expect that our cash, cash equivalents and investment securities, as well as funds generated by anticipated sales of our products, will be sufficient to fund our planned operations through and beyond the next 12 months.

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
•
the progress in, and the costs of, our ongoing and planned development activities for pimavanserin, post-marketing studies for DAYBUE to be conducted over the next several years, and ongoing and planned commercial activities for our products;
•
the costs of our development activities for our product candidates;
•
the costs of commercializing our products, including the maintenance and development of our sales and marketing capabilities;
•
the costs of establishing, or contracting for, sales and marketing capabilities for our product candidates;
•
the amount of U.S. product sales from our products;
•
the costs of preparing applications for regulatory approvals for DAYBUE in jurisdictions other than the U.S., for NUPLAZID in additional indications other than PDP and for other product candidates, as well as the costs required to support review of such applications;
•
the costs of manufacturing and distributing our products for commercial use in the U.S.;
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
•
the costs of maintaining or securing manufacturing arrangements for clinical or commercial production of pimavanserin, trofinetide or other product candidates; and
•
the costs associated with litigation, including the costs incurred in defending against any product liability claims that may be brought against us related to our products.

In the past, periods of turmoil and volatility in the financial markets have adversely affected the market capitalizations of many biotechnology companies, and generally made equity and debt financing more difficult to obtain. For example, due to geopolitical and macroeconomic developments, including the Ukraine-Russia military conflict and related sanctions, the ongoing conflicts in the Middle East, tariffs and trade tensions, the global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. These events, coupled with other factors, may limit our access to additional financing in the future. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If adequate funds are not available when needed, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Additional funding, if obtained, may significantly dilute existing stockholders and could negatively impact the price of our stock.

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

As of December 31, 2024 we have long-term contractual obligations related to our operating leases of $59.4 million. In May 2023, we subleased our 2nd floor of corporate office space in San Diego with a total minimum sublease income of $18.4 million. In addition to operating leases, we enter into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. We also enter into short-term agreements with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation, or that are undocumented except for an invoice. Such short-term agreements are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the agreement.

We have entered into various collaboration, licensing and merger agreements which generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of net product sales, with rates that vary by agreement. As of December 31, 2024, we may be required to make milestone payments up to $4.0 billion in the aggregate. $1.1 billion payments are contingent upon achieving future development and regulatory milestones, and $2.9 billion payments are contingent upon achieving future commercial milestones. Of the total $4.0 billion milestone payments, we are required to make milestone payments of $50.0 million within 60 days following Neuren’s invoice delivery after December 31, 2024 as our aggregate net revenue of trofinetide in North America for the treatment of Rett syndrome exceeded $250.0 million in 2024. We also paid Neuren $48.8 million for one third of the net proceeds from sale of PRV in February 2025.

We expect to receive our first invoice for rebates under the IRA from Medicare Part D unit sales in 2025. Payment is due 30 days after receiving such invoice; the payment will be set off against the allowance for such rebate that we have accrued up to the date of payment.

Cash Flows

At December 31, 2024, we had $756.0 million in cash, cash equivalents, and investment securities, compared to $438.9 million at December 31, 2023. This $317.1 million increase in cash, cash equivalents, and investment securities during 2024 was primarily due to net cash provided by operating activities, including the sale of the PRV.

Net cash provided by operating activities was $157.7 million in 2024 compared to net cash provided by operating activities of $16.7 million in 2023 and net cash used in operating activities of $114.0 million in 2022. The increase in net cash provided by operating activities in 2024 relative to 2023 was primarily due to an increase in our net revenues, decreased research and development costs and proceeds from sale of a non-financial asset, partially offset by increased sales and marketing costs. The increase in net cash provided by operating activities in 2023 relative to 2022 was primarily due to an increase in our net revenues and decreased research and development costs, partially offset by increased sales and marketing costs.

Net cash used in investing activities totaled $30.5 million in 2024 compared to net cash provided by investing activities of $32.0 million in 2023 and net cash provided by investing activities of $73.2 million in 2022. The increase in net cash used in investing activities in 2024 compared to 2023 was primarily due to increased net purchases of investment securities. The decrease in net cash provided by investing activities in 2023 compared to 2022 was primarily due to milestone payment of $40 million to Neuren and decreased net sale and maturities of investment securities.

Net cash provided by financing activities decreased to $6.8 million in 2024 compared to $25.1 million in 2023 and $8.2 million in 2022. This decrease in net cash provided by financing activities in 2024 relative to 2023 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options. The increase in net cash provided by financing activities in 2023 relative to 2022 was primarily due to an increase in proceeds resulting from the exercise of employee stock options.

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

Recent Accounting Pronouncements

See Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2024 and 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to our investment in investment-grade, interest-bearing securities, as of the date of this Annual Report on Form 10-K, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision and with the participation of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Acadia Pharmaceuticals Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Acadia Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Pharmaceuticals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 27, 2025

Item 9B. Other Information.

Insider Trading Arrangements

During the Company’s last fiscal quarter, the following officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

•
On November 19, 2024, James Kihara, Senior Vice President, Finance, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 18,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from two business days after the filing of this Form 10-K report until February 17, 2026, or earlier if and when all transactions under the trading arrangement are completed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The remaining information required by this Item and not set forth below will be set forth under the proposal captioned “Election of Directors” and the sections captioned “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports,” if any, in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2025 (our Proxy Statement) and is incorporated in this report by reference.

The information required by Item 408(b) of Regulation S-K will be set forth in the section captioned “Insider Trading Arrangements and Policies” in our Proxy Statement and is incorporated in this report by reference.

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

The information required by Item 402(x) of Regulation S-K shall be set forth in the section headed “Policies and practices related to the grant of certain equity awards close in time to the release of material nonpublic information” in our Proxy Statement and is incorporated in this report by reference.

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

10.5[a]

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under Acadia Pharmaceuticals Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2024).

10.6[a]

Forms of Performance Stock Unit Grant Notice and Performance Stock Unit Award Agreement under Acadia Pharmaceuticals Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed May 9, 2024).

10.7[a]	2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 29, 2020).

10.8[a]	Offerings under the 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2017).

10.9[a]

Employment Agreement, dated September 1, 2015, between the Registrant and Stephen Davis (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed September 3, 2015).

10.10[a]

Executive Transition Agreement, dated September 23, 2024, by and between the Registrant and Stephen R. Davis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 23, 2024).

10.11[a]	Employment Offer Letter, dated June 26, 2018, between the Registrant and Brendan Teehan (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2022).

10.12[a]

Employment Agreement, dated September 23, 2024, by and between the Registrant and Catherine Owen Adams (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 23, 2024).

10.13[a]

Employment Offer Letter, dated April 28, 2020, between the Registrant and Mark Schneyer (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2022).

10.14[a]

Employment Offer Letter, dated February 22, 2024, between the Registrant and Elizabeth H. Z. Thompson. (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2024).

10.15[a]

Employment Offer Letter, dated January 12, 2024, between the Registrant and Jennifer Rhodes (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2024).

10.16[a,b]	Employment Offer Letter, dated November 15, 2024, by and between the Registrant and Thomas Garner.

10.17[a]	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed June 29, 2020).

10.18[a]	Management Severance Benefit Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.19[a]	Amended and Restated Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.20[b]

Master Manufacturing Services Agreement and Product Agreement, dated August 3, 2015, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.17 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

10.21[b]

First Amendment to Product Agreement, dated April 25, 2016, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.18 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

10.22[b]

Second Amendment to Product Agreement, dated October 6, 2016, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.19 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

10.23[b]

Third Amendment to Product Agreement, dated December 11, 2017, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.20 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

10.24[b]

Master Services Agreement, dated December 15, 2016, by and between Acadia Pharmaceuticals GmbH and Siegfried AG and its affiliates, and Attachment #1, Attachment #2 and Attachment #3 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed November 3, 2022).

10.25[b]

Change Order #1 to Master Services Agreement Attachment #1, dated January 3, 2017, by and between Acadia Pharmaceuticals GmbH and Siegfried AG (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 3, 2022).

10.26[b]

Attachment #4, Attachment #5 and Attachment #6, each dated May 12, 2017, to the Master Services Agreement, dated December 15, 2016, by and between Acadia Pharmaceuticals GmbH and Siegfried AG and its affiliates (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 3, 2022).

10.27[b]

Attachment #7, dated September 30, 2020, to the Master Services Agreement, dated December 15, 2016, by and between Acadia Pharmaceuticals GmbH and Siegfried AG and its affiliates (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q, filed November 4, 2020).

10.28

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

10.30[b]	License Agreement, dated August 6, 2018, by and between the Registrant and Neuren Pharmaceuticals Ltd.

10.31[b]	Lease Agreement, effective October 4, 2018, by and between the Registrant and Kilroy Realty, L.P.

10.32[b]

First Amendment to Office Lease, dated December 23, 2019, between the Registrant and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q, filed May 8, 2020).

10.33[b]

Second Amendment to Office Lease, dated March 12, 2020, between the Registrant and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10-Q, filed May 8, 2020).

10.34[a]	Acadia Pharmaceuticals Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-269611).

10.35[a]

Forms of Stock Option Grant Notice and Stock Option Agreement under Acadia Pharmaceuticals Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-269611).

10.36[a]

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Acadia Pharmaceuticals Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 99.3 to Registration Statement No. 333-269611).

10.37[b]

Lease Agreement, effective May 15, 2018, by and between the Registrant and Boston Properties Limited Partnership (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2023).

10.38[b]

Master Commercial Supply Agreement, dated November 16, 2022, by and between the Registrant and Corden Pharma Bergamo S.p.A. (incorporated by reference to Exhibit 10.36 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

10.39[b]

Commercial Supply Agreement, dated December 15, 2021, by and between the Registrant and F.I.S. Fabbrica Italiana Sintetici S.p.A. (incorporated by reference to Exhibit 10.36 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

10.40[b]

Product Agreement, effective May 1, 2022, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.37 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

10.41[b]

Commercial Supply Agreement, dated March 1, 2023, by and between the Registrant and CoreRx Inc., as amended by Amendment No. 1, dated August 1, 2023 (incorporated by reference to Exhibit 10.38 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

10.42[b]

Joint Venture and License Agreement, dated July 13, 2023, by and between the Registrant and Neuren Pharmaceuticals Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 3, 2023).

10.43[b]	Asset Purchase Agreement dated November 5, 2024 with respect to sale of a priority review voucher.

10.44[a]	Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-279784).

10.45[a]

Forms of Standard Stock Option Grant Notice and Stock Option Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-279784).

10.46[a]

Forms of Standard Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement No. 333-279784).

10.47[a]

Forms of Director Stock Option Grant Notice and Stock Option Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Registration Statement No. 333-279784).

10.48[a]

Forms of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to Registration Statement No. 333-279784).

10.49[a]	Acadia Pharmaceuticals Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-282295).

10.50[a]

Forms of Standard Stock Option Grant Notice and Stock Option Agreement under the Acadia Pharmaceuticals Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-282295).

10.51[a]

Forms of Standard Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 99.3 to Registration Statement No. 333-282295).

10.52[a]

Forms of Standard Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed November 7, 2024).

19.1	Acadia Pharmaceuticals Inc. Insider Trading Policy.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

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

32.1[c]	Certification of Catherine Owen Adams, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[c]	Certification of Mark Schneyer, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Acadia Pharmaceuticals Inc. Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

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

b Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]” or “[…***…]”) because the Company has determined that the information is both not material and is the type that the Company treats as private or confidential.

c The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Annual Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: February 27, 2025	/s/ CATHERINE OWEN ADAMS
Catherine Owen Adams Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Catherine Owen Adams and Mark C. Schneyer his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CATHERINE OWEN ADAMS Catherine Owen Adams	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025

/S/ MARK C. SCHNEYER Mark C. Schneyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2025

/S/ JAMES K. KIHARA James K. Kihara	Senior Vice President, Finance (Principal Accounting Officer)	February 27, 2025

/S/ STEPHEN R. BIGGAR Stephen R. Biggar	Chairman of the Board	February 27, 2025

/S/ JULIAN C. BAKER Julian C. Baker	Director	February 27, 2025

/S/ LAURA A. BREGE Laura A. Brege	Director	February 27, 2025

/S/ JAMES M. DALY James M. Daly	Director	February 27, 2025

/S/ ELIZABETH A. GAROFALO Elizabeth A. Garofalo	Director	February 27, 2025

/S/ EDMUND P. HARRIGAN Edmund P. Harrigan	Director	February 27, 2025

/S/ ADORA NDU Adora Ndu	Director	February 27, 2025

/S/ DANIEL B. SOLAND Daniel B. Soland	Director	February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Acadia Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Pharmaceuticals Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

As described in Note 2 to the consolidated financial statements under the caption “Revenue Recognition” the Company establishes provisions for sales rebates and discounts in the same period as the related sales occur. Estimated sales rebates for the purchase of NUPLAZID covered by Medicare Part D are included within accrued liabilities on the consolidated balance sheet. In order to establish these sales rebate accruals, the Company estimated its rebates based upon the identification of the product subject to a rebate, the historical and expected payor mix, the applicable price, rebate terms and the estimated lag time between the sale and payment of the rebate.

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

San Diego, California

February 27, 2025

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$319,589	$188,657
Investment securities, available-for-sale	436,404	250,208
Accounts receivable, net	98,739	98,267
Interest and other receivables	5,956	4,083
Inventory	21,949	35,819
Prepaid expenses	55,681	39,091
Total current assets	938,318	616,125
Property and equipment, net	4,215	4,612
Operating lease right-of-use assets	46,571	51,855
Intangible assets, net	119,782	65,490
Restricted cash	8,770	5,770
Long-term inventory	69,741	4,628
Other assets	359	476
Total assets	$1,187,756	$748,956
Liabilities and stockholders’ equity
Accounts payable	$16,192	$17,543
Accrued liabilities	378,678	236,711
Total current liabilities	394,870	254,254
Operating lease liabilities	42,037	47,800
Other long-term liabilities	18,056	15,147
Total liabilities	454,963	317,201
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at December 31, 2024 and 2023; 166,708,856 shares and 164,650,219 shares issued and outstanding at December 31, 2024 and 2023, respectively	16	16
Additional paid-in capital	2,936,871	2,862,552
Accumulated deficit	(2,204,386)	(2,430,837)
Accumulated other comprehensive income	292	24
Total stockholders’ equity	732,793	431,755
Total liabilities and stockholders’ equity	$1,187,756	$748,956

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues
Product sales, net	$957,797	$726,437	$517,235
Total revenues	957,797	726,437	517,235
Operating expenses
Cost of product sales	81,841	41,638	10,166
Research and development	303,249	351,619	361,575
Selling, general and administrative	488,428	406,559	369,090
Gain on sale of non-financial asset	(146,515)	—	—
Total operating expenses	727,003	799,816	740,831
Income (loss) from operations	230,794	(73,379)	(223,596)
Interest income, net	25,458	17,234	6,610
Other income	1,823	5,109	3,542
Income (loss) before income taxes	258,075	(51,036)	(213,444)
Income tax expense	31,624	10,250	2,531
Net income (loss)	$226,451	$(61,286)	$(215,975)
Earnings (net loss) per share:
Basic	$1.37	$(0.37)	$(1.34)
Diluted	$1.36	$(0.37)	$(1.34)
Weighted average common shares outstanding:
Basic	165,717	163,819	161,683
Diluted	166,362	163,819	161,683

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$226,451	$(61,286)	$(215,975)
Other comprehensive income (loss):
Unrealized gain/(loss) on investment securities	362	1,017	(789)
Foreign currency translation adjustments	(94)	(18)	6
Comprehensive income (loss)	$226,719	$(60,287)	$(216,758)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$226,451	$(61,286)	$(215,975)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	67,049	66,421	68,201
Amortization of premiums and accretion of discounts on investment securities	(9,304)	(7,533)	(2,736)
Amortization of intangible assets	14,963	4,093	—
Gain on sale of non-financial asset	(146,515)	—	—
Gain on strategic investment	—	(5,109)	(3,542)
Depreciation	920	1,459	2,026
Loss on sale of investment securities	—	524	—
Changes in operating assets and liabilities:
Accounts receivable, net	(472)	(36,072)	2,171
Interest and other receivables	(1,873)	(3,198)	93
Inventory	(49,550)	(28,808)	2,415
Prepaid expenses and other current assets	(16,590)	(17,693)	2,494
Operating lease right-of-use assets	7,502	5,769	6,566
Other assets	117	(33)	(48)
Accounts payable	(1,351)	4,797	5,870
Accrued liabilities	71,061	93,170	24,306
Operating lease liabilities	(7,598)	(5,872)	(7,916)
Long-term liabilities	2,909	6,073	2,040
Net cash provided by (used in) operating activities	157,719	16,702	(114,035)
Cash flows from investing activities
Purchases of investment securities	(505,095)	(369,985)	(363,174)
Sale and maturity of investment securities	328,565	429,780	436,415
Proceeds from sale of non-financial asset	146,515	—	—
Proceeds from sale of strategic investment	—	12,253	—
Net purchases of property and equipment	(523)	(50)	—
Intangible assets	—	(40,000)	—
Net cash (used in) provided by investing activities	(30,538)	31,998	73,241
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	6,845	25,129	8,199
Net cash provided by financing activities	6,845	25,129	8,199
Effect of exchange rate changes on cash	(94)	(18)	6
Net increase (decrease) in cash, cash equivalents and restricted cash	133,932	73,811	(32,589)
Cash, cash equivalents and restricted cash
Beginning of year	194,427	120,616	153,205
End of year	$328,359	$194,427	$120,616
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,521	$5,850	$2,190
Supplemental disclosure of noncash information:
Accrued inventory purchases	$1,268	$—	$—
Accrued milestone and contingent payments in connection with asset acquisition	$98,838	$29,583	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2021	161,012,695	$16	$2,694,646	$(2,153,576)	$(192)	$540,894
Issuance of common stock from exercise of stock options and units	721,652	—	3,705	—	—	3,705
Issuance of common stock pursuant to employee stock purchase plan	330,525	—	4,494	—	—	4,494
Net loss		—		(215,975)		(215,975)
Stock-based compensation	—	—	68,078	—	—	68,078
Other comprehensive loss	—	—			(783)	(783)
Balances at December 31, 2022	162,064,872	16	2,770,923	(2,369,551)	(975)	400,413
Issuance of common stock from exercise of stock options and units	2,236,849	—	20,309	—	—	20,309
Issuance of common stock pursuant to employee stock purchase plan	348,498	—	4,820	—	—	4,820
Net loss	—	—	—	(61,286)	—	(61,286)
Stock-based compensation	—	—	66,500	—	—	66,500
Other comprehensive income	—	—	—	—	999	999
Balances at December 31, 2023	164,650,219	16	2,862,552	(2,430,837)	24	431,755
Issuance of common stock from exercise of stock options and units	1,641,013	—	1,572	—	—	1,572
Issuance of common stock pursuant to employee stock purchase plan	417,624	—	5,273	—	—	5,273
Net income	—	—	—	226,451	—	226,451
Stock-based compensation	—	—	67,474	—	—	67,474
Other comprehensive income	—	—	—	—	268	268
Balances at December 31, 2024	166,708,856	$16	$2,936,871	$(2,204,386)	$292	$732,793

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

In April 2016, the FDA approved the Company’s first drug, NUPLAZID® (pimavanserin), for the treatment of hallucinations and delusions associated with PDP. NUPLAZID became available for prescription in the United States in May 2016.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	Twelve Months Ended December 31, 2024		Twelve Months Ended December 31, 2023
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$188,657	$319,589	$114,846	$188,657
Restricted cash	5,770	8,770	5,770	5,770
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$194,427	$328,359	$120,616	$194,427

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about the collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of December 31, 2024 and 2023, the Company has determined that an allowance for credit loss was not required.

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

The Company periodically reviews inventory and reduces the carrying value of items to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the years ended December 31, 2024, 2023 and 2022, the Company recorded charges of $0.5 million, $0.9 million and $0.6 million, respectively, to reduce certain finished goods and work in process inventory to its net realizable value.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2024, no such impairment losses have been recorded by the Company.

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

Pursuant to the license agreement with Neuren, the Company has capitalized a total of $138.8 million as intangible assets following the FDA approval and sale of DAYBUE and sale of PRV, as disclosed in Note 9. The intangible assets are amortized on a straight-line basis over the estimated useful life of the licensed patents through early 2036. The Company recorded total amortization expense related to these intangible assets of $15.0 million and $4.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, estimated future amortization expense related to the Company’s intangible assets was $10.9 million for each subsequent year.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales as revenue from product sales is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible the assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the years ended December 31, 2024 or 2023.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expense

Advertising costs are expensed when services are performed or goods are delivered. The Company incurred $21.1 million, $9.4 million and $5.5 million in advertising costs during the years ended December 31, 2024, 2023 and 2022, respectively and $1.3 million of advertising costs were capitalized as prepaid expenses at December 31, 2024. No advertising costs were capitalized as prepaid expenses at December 31, 2023 or 2022.

Revenue Recognition

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, all of which are sales in the U.S. Revenues by product are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
NUPLAZID	$609,385	$549,248	$517,235
DAYBUE	348,412	177,189	—
Product sales, net	$957,797	$726,437	$517,235

Product Sales, Net

The Company accounts for contracts with its customers in accordance with Revenue from Contracts with Customers (Topic 606). The Company recognizes revenue when its customer obtains control of promised goods or services which is generally upon delivery. Revenues reflect the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Payment terms differ by customer, but typically range from 31 to 35 days from the date of shipment. Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company transfers control of the product and when the Company receives payment will be one year or less.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates, estimated payor mix, and expected utilization. The Company’s estimates for expected utilization of rebates are based on historical data received from the SPs, SDs and single wholesale distributor since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates still estimated to be incurred. Allowances for rebates also include amounts due under the Inflation Reduction act of 2022 for Medicare Part D unit sales with applicable period AMP increases that outpace inflation over the benchmark period. The applicable period will be twelve months on October 1 of each year, with the initial applicable period beginning on October 1, 2022. The benchmark period AMP price is January 1, 2021 through September 30, 2021 for NUPLAZID and January 1, 2024 through December 31, 2024 for DAYBUE. The Company’s estimates are based Medicare Part D sales as a percentage of gross sales and the rate AMP for the current period will be in excess the benchmark period.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has entered into agreements for the distribution of NUPLAZID with a limited number of SPs and SDs, and all of the Company’s product sales of NUPLAZID are to these customers. The Company has also entered into agreements for the distribution of DAYBUE with a single wholesale distributor, and all of the Company’s product sales of DAYBUE and accounts receivable balance at December 31, 2024 are related to this customer. The following table summarizes customers that represent 10% or greater of our consolidated total gross revenues:

	Years Ended December 31,
	2024	2023	2022
Customer A	34%	23%	*
Customer B	14%	17%	25%
Customer C	13%	15%	17%
Customer D	12%	14%	21%
Customer E	10%	10%	11%

__________________________________________

* Represents less than 10% and/or not a customer in the applicable year

The following table summarizes customers with amounts due that represent 10% or greater of our consolidated accounts receivable balance:

	As of December 31,
	2024	2023
Customer A	42%	33%
Customer B	13%	14%
Customer C	14%	12%
Customer D	12%	14%
Customer E	*	10%

__________________________________________

* Represents less than 10% and/or not a customer in the applicable year

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

We measure stock-based compensation expense for equity-classified awards, principally related to stock options, restricted stock units (RSUs), PSUs and stock purchase rights under our employee stock purchase plan (ESPP) based on the estimated fair value of the award on the date of grant.

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

	Years Ended December 31,
	2024	2023	2022
Stock Options:
Expected volatility	62%	66%	68%
Risk-free interest rate	4.1%	3.9%	2.9%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.5	5.4	5.4

	Years Ended December 31,
	2024	2023	2022
Employee Stock Purchase Plan:
Expected volatility	46%-63%	40%-67%	62%-82%
Risk-free interest rate	4.3%-5.3%	4.0%-5.3%	1.5%-4.6%
Expected dividend yield	0%	0%	0%
Expected life in years	0.5-2.0	0.5-2.0	0.5-2.0

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through 2023, the Company granted PSUs that vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these PSUs is recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable and can vest up to 200 percent of the target number of shares granted. The fair value of these PSUs is estimated based on the closing market price of the Company’s common stock on the date of grant. Beginning in 2024, the structure of the PSU design was revised with a rTSR approach such that awards are earned for the Company’s rTSR performance over three-year measurement periods relative to a peer group of companies and the actual numbers of PSUs that will vest at the end of the performance period may be anywhere from zero to 150 percent of the target number of shares granted. The fair value of these PSUs is estimated using a Monte Carlo model because the performance target is based on a market condition. Expense related to these PSUs is recognized ratably over the three-year measurement period.

In connection with the departure of the former CEO, in September 2024 the Company incurred approximately $10.7 million in stock-based compensation expense as a result of accelerated equity award vesting and stock modifications under the former CEO’s severance plan.

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of product sales	$1,319	$1,007	$1,106
Research and development	14,100	17,408	22,580
Sales, general and administrative	51,630	48,006	44,515
	$67,049	$66,421	$68,201

Segment

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s Chief Operating Decision Maker (CODM) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company determines and presents operating segments based on the information that is internally provided to the CEO who is considered the Company’s CODM, in accordance with ASC 280, Segment Reporting. The Company has determined that it operates as a single business segment, which is the development and commercialization of innovative medicines. Refer to Note 11 – Segment Reporting for further information related to the segment.

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

Earning (Net Loss) Per Share

Basic earnings (net loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of diluted earnings (net loss) per share calculation, equity awards and employee stock purchase plan rights are considered to be common stock equivalents.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2024	2023	2022
Net income (loss) - basic and diluted	$226,451	$(61,286)	$(215,975)
Weighted average shares outstanding:
Basic	165,717	163,819	161,683
Effect of potentially dilutive common shares from:
Equity awards	576	—	—
Employee stock purchase plan rights	69	—	—
Diluted	166,362	163,819	161,683

Earnings (net loss) per share:
Basic	$1.37	$(0.37)	$(1.34)
Diluted	$1.36	$(0.37)	$(1.34)

Potentially dilutive shares excluded from per share amounts as their effect would have been anti-dilutive	18,233	21,264	21,185

Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments require disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in Accounting Standards Codification 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2024. There was no significant impact of the adoption of this guidance on the Company’s consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity’s effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a significant impact on its consolidated financial statements.

3. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$245,584	$319	$—	$245,903
Government sponsored enterprise securities	190,452	157	(108)	190,501
	$436,036	$476	$(108)	$436,404

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$75,315	$47	$(28)	$75,334
Government sponsored enterprise securities	174,867	119	(112)	174,874
	$250,182	$166	$(140)	$250,208

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on its consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. The following table summarizes the contract maturity of the available-for-sale securities we held as of December 31, 2024:

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

One year or less	79%
After one year but within two years	21%
Total	100%

As of December 31, 2023, all of the Company’s available-for-sale investment securities had contractual maturity dates of less than one year. The Company has classified all equity securities as other assets on its consolidated balance sheets.

At December 31, 2024 and 2023, the Company had 17 and 21 securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of December 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2024
Government sponsored enterprise securities	$84,390	$(108)	$—	$—	$84,390	$(108)
Total	$84,390	$(108)	$—	$—	$84,390	$(108)
December 31, 2023
U.S. Treasury notes	$41,366	$(28)	$—	$—	$41,366	$(28)
Government sponsored enterprise securities	108,587	(112)	—	—	108,587	(112)
Total	$149,953	$(140)	$—	$—	$149,953	$(140)

During the first quarter of 2023, the Company made a sale of all of its investments in commercial paper. The proceeds from sales of these securities were $183.0 million and net realized losses from the related sales were $0.5 million. There were no sales of available-for-sale investment securities in 2024.

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

The Company does not intend to sell the investment in unrealized loss position and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at December 31, 2024.

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

The Company’s cash equivalents, available-for-sale investment securities, and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2024 and 2023, respectively.

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

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities, and equity securities at December 31, 2024 and 2023 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$151,555	$151,555	$—	$—
U.S. Treasury notes	245,903	245,903	—	—
Government sponsored enterprise securities	190,501	—	190,501	—
Total	$587,959	$397,458	$190,501	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$64,586	$64,586	$—	$—
U.S. Treasury notes	75,334	75,334	—	—
Government sponsored enterprise securities	174,874	—	174,874	—
Total	$314,794	$139,920	$174,874	$—

Liabilities
Cash awards	$4,506	$—	$—	$4,506
Total	$4,506	$—	$—	$4,506

Changes in estimated fair value of contingent cash awards during the twelve months ended December 31, 2024 are as follows (in thousands):

Balance as of December 31, 2023	$4,506
Vesting of awards	—
Expense forfeited	(392)
Change in fair value	(4,114)
Balance as of December 31, 2024	$—

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	December 31,
	2024	2023
Finished goods	$20,461	$5,001
Work in process	1,488	4,134
Raw material	69,741	31,312
	$91,690	$40,447
Reported as:
Inventory	$21,949	$35,819
Long-term inventory	69,741	4,628
Total	$91,690	$40,447

Amount reported as long-term inventory primarily consists of raw materials as of December 31, 2024 and 2023.

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2024	2023
Computers and software	$5,614	$5,873
Leasehold improvements	3,746	3,746
Furniture and fixtures	4,549	4,549
Construction-in-process	523	—
	14,432	14,168
Accumulated depreciation	(10,217)	(9,556)
	$4,215	$4,612

Depreciation of property and equipment was $0.9 million, $1.5 million, and $2.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024 and 2023, the Company did not retire any fully depreciated property and equipment. For the year ended December 31, 2022, the Company retired $0.1 million of fully depreciated property and equipment.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued sales allowances	$148,280	$90,718
Accrued contingent payments	102,262	29,583
Accrued compensation and benefits	36,551	42,718
Accrued consulting and professional fees	27,435	18,804
Accrued research and development services	27,181	32,883
Accrued taxes	12,016	1,564
Current portion of lease liabilities	9,958	9,405
Other	14,995	11,036
	$378,678	$236,711

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Stockholders’ Equity

Stock Plans

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the 2024 Plan) became effective upon approval of the stockholders in May 2024 and is a successor and continuation of the 2010 Equity Incentive Plan (the 2010 Plan). The 2024 Plan permits the grant of awards to employees, non-employee directors and consultants. In addition, the 2024 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. The 2024 Plan provides that, with limited exceptions, no award will vest until at least 12 months following the date of grant of the award; provided, however, that up to 5% of the aggregate number of shares that may be issued under the 2024 Plan may be subject to awards which do not meet such vesting requirements. The maximum term of any stock option or stock appreciation right awards under 2024 Plan is ten years. All shares that remained eligible for grant under the Company’s 2010 Equity Incentive Plan and 2023 Inducement Plan at the time of approval of the 2024 Plan were transferred to the 2024 Plan. At December 31, 2024, there were 13,798,565 shares of common stock available for new grants under the 2024 Plan.

2024 Inducement Plan

The Board adopted the Company’s 2024 Inducement Plan (Inducement Plan) in September 2024. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the 2024 Plan. The maximum number of shares of Company common stock that may be issued under the Inducement Plan is 2,400,000 shares. At December 31, 2024, there were 1,491,346 shares available for new grants under the Inducement Plans.

2023 Inducement Plan

The Board adopted the Company’s 2023 Inducement Plan (2023 Inducement Plan) on February 1, 2023. The 2023 Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards and other stock-related awards. Stock awards granted under the 2023 Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the 2023 Inducement Plan are otherwise substantially similar to the 2010 Plan. All shares that remained eligible for grant under the 2023 Inducement Plan at the time of approval of the 2024 Plan were transferred to the 2024 Plan.

2010 Equity Incentive Plan

The 2010 Plan, as amended to date, permits the grant of options to employees, directors and consultants. In addition, the 2010 Plan permits the grant of stock bonuses, rights to purchase restricted stock, and other stock awards. The exercise price of options granted under the 2010 Plan cannot be less than 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option is 10 years. Options granted under the 2010 Plan generally vest over a four-year period. All shares that remained eligible for grant under the Company’s 2004 Equity Incentive Plan (the 2004 Plan) at the time of approval of the 2010 Plan were transferred to the 2010 Plan. In June 2015, June 2016, June 2017, June 2018, June 2019 and June 2022, the Company’s stockholders approved amendments to its 2010 Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the plan by 5,000,000 shares, 3,000,000 shares, 5,500,000 shares, 6,700,000 shares, 8,300,000 shares and 6,000,000 shares, respectively. All shares that remained eligible for grant under the 2010 Plan at the time of approval of the 2024 Plan were transferred to the 2024 Plan.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the Purchase Plan) became effective upon the closing of the Company’s initial public offering in June 2004. In June 2016, June 2019 and June 2020, the Company’s stockholders approved an amendment to the Purchase Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 400,000 shares, 600,000 shares and 3,000,000 shares, respectively. At December 31, 2024, a total of 5,525,000 shares of common stock had been reserved for issuance under the Purchase Plan. At December 31, 2024, 1,713,498 shares of common stock remained available for issuance pursuant to the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date.

Stock Option Activity

The equity plans provided for the grant of options to employees, directors and consultants. The exercise price of options granted under the equity plans were at 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option was 10 years. Options granted under the equity plans generally vested over a four-year period.

The following table summarizes the Company’s stock option activity under all equity plans during the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	16,626,029	$28.75
Granted	3,874,498	$17.81
Exercised	(83,743)	$18.77
Cancelled/forfeited	(2,897,930)	$25.57
Outstanding at December 31, 2024	17,518,854	$26.90	5.4	$6,998
Exercisable at December 31, 2024	12,075,917	$30.28	3.9	$2,252

The aggregate intrinsic value of options exercisable as of December 31, 2024 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $18.35 per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was approximately $0.3 million, $7.9 million, and $1.7 million, respectively, determined as of the date of exercise. The Company received approximately $1.6 million, $20.3 million and $3.7 million in cash from options exercised during the years ended December 31, 2024, 2023 and 2022, respectively.

The weighted average per share fair value of options granted during the years ended December 31, 2024, 2023, and 2022 was approximately $10.42, $13.25, and $13.66, respectively. As of December 31, 2024, total unrecognized compensation cost related to stock options was approximately $53.6 million and the weighted average period over which this cost is expected to be recognized is approximately 2.8 years.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Unit Activity

The following table summarizes the Company’s RSUs during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2023	2,650,917	$24.66
Granted	1,465,142	$17.80
Vested	(928,071)	$26.75
Cancelled/forfeited	(474,488)	$22.29
Unvested at December 31, 2024	2,713,500	$20.65	$49,793

The total fair value of RSUs that vested during the years ended December 31 2024, 2023 and 2022 was $17.3 million, $12.6 million and $10.2 million, respectively. As of December 31, 2024, total unrecognized compensation cost related to RSUs was approximately $39.5 million and the weighted average period over which this cost is expected to be recognized is approximately 2.5 years.

Performance Stock Unit Activity

The following table summarizes the Company’s PSUs during the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2023	1,734,828	$26.68
Granted	615,743	$21.82
Vested	(629,199)	$26.15
Cancelled/forfeited	(500,582)	$25.41
Unvested at December 31, 2024(1)	1,220,790	$25.02	$22,401

__________________________________________

(1) The unvested balance consisted of 148,643 RSUs that have an accelerated vesting clause based on specified market condition target and continued employment through a minimum vesting period, 488,976 PSUs that vest upon achievement of certain pre-defined company-specific performance-based targets and 583,171 that vest based on the Company’s rTSR performance over a three-year measurement period.

The total fair value of PSUs that vested during the years ended December 31 2024 and 2023 was $10.2 million and $13.3 million, respectively. No PSUs vested during the year ended December 31, 2022. As of December 31, 2024, total unrecognized compensation cost related to PSUs was approximately $7.3 million and the weighted average remaining contractual term was 1.8 years.

Contingent Cash Awards

In November 2021, the Company established a plan whereby substantially all full-time employees excluding executive management are eligible to receive a series of cash bonuses over certain periods based on continued employment and the Company’s stock price reaching a pre-specified target. The maximum potential payout of the cash awards at the grant date was $15.1 million. The Company has determined that the cash awards were classified as liabilities pursuant to ASC Topic 718, Compensation – Stock Compensation. The Company estimates the fair value of the awards at each reporting period using the Monte Carlo simulation, which is recognized as compensation cost over the derived service period. Total fair value of the awards at the grant date was $4.4 million. The awards were forfeited in November 2024 as the Company’s stock price did not reach the pre-specified target and the Company recorded a reversal of $4.5 million of compensation expense related to the awards during the year ended December 31, 2024. During the year ended December 31, 2023, the awards had a total fair value of $5.2 million and the Company recorded a total of $3.6 million of compensation cost related to the awards.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $6.9 million, $6.1 million, and $5.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

8. Income Taxes

Domestic and foreign pre-tax income (loss) is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Domestic	$95,845	$(100,215)	$(233,216)
Foreign	162,230	49,179	19,772
	$258,075	$(51,036)	$(213,444)

The income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current provision:
Federal	$19,542	$5,440	$—
State	12,064	4,805	2,531
Foreign	18	5	—
Total current provision	31,624	10,250	2,531
Total income tax provision	$31,624	$10,250	$2,531

At December 31, 2024, the Company had federal, state, and foreign net operating loss (NOL) carryforwards of approximately $130.2 million, $453.9 million, and $475.2 million, respectively. The Company recognized federal and state income tax provisions of $31.6 million, $10.3 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. These tax liabilities were primarily associated with federal and state liabilities in excess of net operating losses in the current year and an increase in federal and state reserves related to uncertain tax positions. Utilization of the domestic NOL and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2013. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company completed a study through December 31, 2024 and concluded no additional ownership changes occurred. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had federal and state carryforwards of $14.7 million and $452.3 million that will begin to expire in 2031 and 2028, respectively unless utilized. The remaining federal and state NOL carryforwards of $115.4 million and $1.6 million will carry forward indefinitely. At December 31, 2024, the Company had federal and state charitable contribution carryforwards of $166.4 million which will begin to expire in 2025. At December 31, 2024, the Company had $36.2 million of federal R&D credit carryforwards, of which $0.2 million will expire in 2025 unless utilized, and the remaining federal R&D credit carryforwards will begin to expire beginning in 2026. At December 31, 2024, the Company had state R&D credit carryforwards of approximately $2.4 million that will begin to expire in 2025 and $21.5 million that have no expiration date. At December 31, 2024, the Company had foreign NOL carryforwards of $145.3 million that will expire in 2025 unless utilized and $9.0 million that have no expiration date. The Company continues to record the deferred tax assets related to these attributes, subject to valuation allowance, until expiration occurs.

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
NOL carryforwards	$117,052	$149,049
R&D credit carryforwards	27,543	70,906
Capitalized R&D	110,848	90,164
Stock-based compensation	51,438	51,028
Charitable contributions	40,008	40,956
Lease liabilities	12,753	13,671
Intangibles	50,431	43,220
Accrued rebates	35,186	19,401
Other	21,130	16,087
Total deferred tax assets	466,389	494,482
Valuation allowance	(454,966)	(482,089)
Deferred tax liabilities
Right-of-use assets	(11,423)	(12,393)
Total deferred tax liabilities	(11,423)	(12,393)
Total net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The Company assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative book loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this analysis, a valuation allowance of $455.0 million and $482.1 million at December 31, 2024 and 2023, respectively, was recorded to offset the net deferred tax asset as realization of such asset is uncertain. However, the amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the pretax income (loss) is summarized as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Amounts computed at statutory federal rate	$54,196	$(10,718)	$(44,823)
Stock-based compensation and other permanent differences	9,986	7,865	7,459
Branded pharmaceutical drug fee	2,122	1,848	1,454
Write-off of IP R&D	1,260	—	2,449
Other permanent differences	1,008	593	137
R&D credits	(18,406)	(5,827)	(9,974)
Change in valuation allowance	(27,013)	1,100	11,227
State taxes	3,050	(977)	(2,232)
Contingencies	5,960	(2,071)	6,993
Foreign rate differential	(13,715)	(5,076)	(1,971)
Deferred adjustments for limits on executive compensation	2,375	2,112	3,918
Deferred rate adjustment	(528)	(438)	922
Expiration of attributes	3,264	17,225	16,142
GILTI	8,215	7,665	10,804
Other	(150)	(3,051)	26
Income tax expense	$31,624	$10,250	$2,531

The tax years 2003 – 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company recorded an uncertain tax position reserve of $1.3 million, $18.0 million and $5.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Due to the valuation allowance recorded against the Company’s deferred tax assets, approximately $8.7 million and $6.8 million of the total unrecognized tax benefits as of December 31, 2024 and 2023, respectively, would reduce the annual effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2024 will significantly change within the next twelve months. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had immaterial interest and/or penalties accrued on the Company’s consolidated balance sheets at December 31, 2024 or 2023, respectively. Further, the Company recognized an insignificant amount of interest and/or penalties in the statement of operations for the years ended December 31, 2024, 2023 and 2022, respectively, related to uncertain tax positions.

The following table provides a reconciliation of changes in unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of period	$37,112	$19,064	$13,923
Additions related to current period tax positions	6,337	5,304	5,140
Additions related to prior period tax positions	—	12,956	38
Reductions related to prior period tax positions	(5,074)	(212)	(37)
Balance at end of period	$38,375	$37,112	$19,064

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Commitments and Contingencies

License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. The Company incurred $34.5 million, $102.5 million and $88.7 million in upfront and license payments in the years ended December 31, 2024, 2023 and 2022, respectively. These upfront and license payments were included in the research and development expenses in the consolidated statements of operations as there was no alternative future use associated with the payments. As of December 31, 2024, the Company may be required to make milestone payments up to $4.0 billion in the aggregate for candidates in its pipeline, of which, pursuant to the license agreement with Neuren, $50.0 million is payable to Neuren within 60 days following Neuren’s invoice delivered after December 31, 2024 as the Company’s aggregate net revenue of trofinetide in North America for the treatment of Rett syndrome exceeded $250.0 million in 2024.

In May 2018, the Company signed an Exclusivity Deed (the Deed) with Neuren that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company invested $3.1 million to subscribe for 1,330,000 shares of Neuren and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the consolidated statements of operations in the second quarter of 2018. In 2023, the Company sold the 1,330,000 shares of Neuren for total proceeds of $12.3 million. Net gain on the strategic investments recognized in other income in the consolidated statements of operations for the year ended December 31, 2023 and 2022 was $5.1 million and $3.5 million, respectively. No gain was recorded in the year ended December 31, 2024.

In August 2018, the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, the Company paid Neuren an upfront license fee of $10.0 million and it may be required to pay up to an additional $455.0 million in milestone payments based on the achievement of certain development and annual net sales milestones. In addition, the Company will be required to pay Neuren tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was expensed to research and development in the third quarter of 2018 as there is no alternative use for the asset. In connection with the FDA approval of DAYBUE, the Company paid a milestone payment of $40.0 million to Neuren following the first commercial sale of DAYBUE pursuant to the license agreement. The Company capitalized the $40.0 million milestone payment as an intangible asset as it was deemed probable of occurring as of March 31, 2023. In addition, the Company was granted a Rare Pediatric Disease PRV following the FDA approval of DAYBUE. Pursuant to the license agreement, the Company is required to pay Neuren one third of the value of the PRV at the time of sale or use of the PRV. The Company capitalized the $29.6 million for the estimated PRV value owed to Neuren as an intangible asset in 2023. During the year ended December 31, 2024, the Company sold the PRV to a third party for aggregate net proceeds of $146.5 million. Upon sale of the PRV, the Company capitalized an additional $19.2 million for the one third PRV value owed to Neuren as an intangible asset.

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

In November 2024, the Company entered into a license agreement with Saniona, for the development and commercialization of ACP-711, a highly selective GABAA-α3 positive allosteric modulator. The first indication the Company plans to pursue is development of ACP-711 for essential tremor, a neurological condition that includes shaking or trembling movements in one or more parts of the body. The Company will lead further clinical development, regulatory submissions, and global commercialization efforts for ACP-711 while also providing financial support for Saniona’s ongoing Phase 1 study and preparations for Phase 2. Under the terms of the license agreement, the Company paid Saniona an upfront fee of $28.0 million and it may be required to pay up to $582.0 million in milestone payments based on the achievement of certain development and annual net sales milestones. In addition, the Company will be required to pay Saniona tiered royalties of mid-single digits to low double digits on net sales of commercial products that may result from development of ACP-711. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $28.0 million was expensed to research and development in the fourth quarter of 2024 as there is no alternative use for the asset. The potential milestone payments to Saniona consist of up to $147.0 million subject to achievement of development and commercial milestones related to potential first and second indications, and up to $435.0 million subject to achievement of thresholds of annual net sales of ACP-711 worldwide.

Corporate Credit Card Program

In connection with the Company’s credit card programs, the Company established letters of credit for a total of $5.0 million, which have automatic annual extensions and are fully secured by restricted cash.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 30, 2022, the Company filed a stipulation and proposed order to stay the claims currently asserted against Teva and for Teva to be bound by the result of the litigation rendered against the remaining defendants Aurobindo and MSN, which was ordered by the Court on October 4, 2022.

On October 21, 2022, the Company filed additional complaints against Aurobindo, MSN and Zydus in the United States District Court for the District of Delaware alleging infringement of an additional Orange Book-listed patent covering NUPLAZID (Pimavanserin II Cases).

The Company entered into an agreement, effective March 31, 2023, with Zydus settling all claims and counterclaims in the Pimavanserin I Cases and Pimavanserin II Cases. The agreement allows Zydus to launch its generic pimavanserin 10 mg tablet products on September 23, 2036 and 34 mg capsule products on February 27, 2038, subject to certain triggers for earlier launch. The Zydus case was dismissed by joint agreement on April 5, 2023.

As a result of the above, only MSN remained as an active defendant in the Pimavanserin I Cases. On January 11, 2024, following summary judgment motions, the District Court entered final judgment in the Company’s favor that MSN’s submission of ANDA No. 214925 was an act of infringement in the Pimavanserin I Case and the ’740 patent was not invalid. On January 18, 2024, MSN filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered on January 11, 2024. The appeal is fully briefed and awaiting a date for oral argument.

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. A bench trial was conducted from December 3, 2024 to December 6, 2024 in the matter. Post-trial briefing was completed on February 12, 2025 and the Company is awaiting the final decision of the Court.

On February 14, 2025, the Company filed a complaint against Zydus Lifesciences Limited, Zydus Worldwide DMCC, and Zydus Pharmaceuticals (USA) Inc. (collectively “Zydus”) in the United States District Court for the District of Delaware, alleging infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID (Pimavanserin) by Zydus’ proposed 34 mg pimavanserin tablet product. Zydus has not responded to the complaint as of yet and there is no schedule in place for the case.

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned City of Birmingham Relief Retirement Systems v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. The parties are currently engaged in expert discovery, which is scheduled to close on June 13, 2025.

Opt-Out Litigation

On March 7, 2024, a purported stockholder of the Company filed a complaint (captioned Alger Dynamic Opportunities Fund v. Acadia Pharmaceuticals, Inc., Case No. 24-cv-00451) in the U.S. District Court for the Southern District of California against the Company and one executive officer. The complaint is based on the same underlying allegations as the Securities Class Action described above, and alleged claims under federal and state securities laws, and for common law fraud and negligent misrepresentations. On May 24, 2024, Defendants moved to dismiss the complaint. On October 31, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss. The Court dismissed with leave to amend the purported stockholder’s state and common law claims, as well as the claim brought under Section 18(a) of the Securities Exchange Act of 1934, as amended. Defendants filed their answer to the Sections 10(b) and 20(a) claims on December 16, 2024. On January 13, 2025, the Court stayed this suit pending the outcome of the Securities Class Action.

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

10. Leases

The Company leases facilities, vehicles and certain equipment under noncancelable operating leases with remaining lease terms of 0.3 year to 6.4 years, some of which include options to extend the lease for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$11,836	$10,343	$8,095
Operating sublease income	(1,824)	(93)	—
Net operating lease costs	$10,012	$10,250	$8,095

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,327	$9,456
Right-of-use assets obtained in exchange for operating lease obligations:	2,218	2,051

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating lease liabilities
Current portion included in accrued liabilities	$9,958	$9,405
Operating lease liabilities	42,037	47,800
Total operating lease liabilities	$51,995	$57,205

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2025	$10,224
2026	9,170
2027	9,248
2028	9,414
2029	9,119
Thereafter	12,245
Total lease payments	59,420
Less:
Imputed interest	(7,425)
Total operating lease liabilities	$51,995

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2024 and 2023, the weighted average remaining lease term was 6.1 years and 7.0 years, respectively, and the weighted average discount rate used to determine the operating lease liability was 4.5% and 4.5%, respectively.

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

11. Segment Reporting

In accordance with FASB ASC Topic 280, Segment Reporting, management has determined that the Company operates in one business segment which is the development and commercialization of innovative medicines. All revenues for the years ended December 31, 2024, 2023 and 2022 were generated from customers in the United States.

The Company’s CODM is the CEO who uses the consolidated statement of operations to make decisions about allocating resources and assessing performance for the entire Company. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across functions and research and development programs that are in line with the Company’s long-term company-wide strategic goals.

The key areas of focus by CODM for allocation of resources are revenues from each product, as well as operating expenses (cost of goods sold, license fees and royalties, research and development expense, selling, general and administrative expense, and other income or loss). While the CODM analyzes these categories, the area of focus is period over period fluxes and budget-to-actual variances to determine the right allocation of resources is attributed to the segment in order to ensure profitability is maximized.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates reported segment revenue, segment profit and significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023	2022
NUPLAZID net revenue	$609,385	$549,248	$517,235
DAYBUE net revenue	348,412	177,189	—
Total revenues	957,797	726,437	517,235
Less:
Cost of goods sold	30,068	19,826	10,166
License fees and royalties	51,773	21,812	—
Research and development expense:
External research and development	194,539	170,036	189,832
Internal costs(1)	74,210	79,083	83,002
Upfront and milestone payments	34,500	102,500	88,741
Total research and development expense	303,249	351,619	361,575
Selling, general and administrative	488,428	406,559	369,090
Gain on sale of non-financial asset	(146,515)	—	—
Interest income, net	(25,458)	(17,234)	(6,610)
Other income	(1,823)	(5,109)	(3,542)
Income tax expense	31,624	10,250	2,531
Consolidated net income	$226,451	$(61,286)	$(215,975)

(1)
Includes personnel expenses and costs allocated to multiple research and development programs, including benefits, information technology, facilities and inventory.

SCHEDULE II – Valuation and Qualifying Accounts

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Provision Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Prior Period Sales	Balance at End of Period
Allowance for distribution fees, discounts and chargebacks:
For the year ended December 31, 2022	$8,467	$80,836	$(69,913)	$(8,467)	$10,923
For the year ended December 31, 2023	$10,923	$97,797	$(85,641)	$(10,923)	$12,156
For the year ended December 31, 2024	$12,156	$122,083	$(110,200)	$(12,156)	$11,883