Form 10-Q
period 2025-03-31
ACADIA PHARMACEUTICALS INC
filed 2025-05-08
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of registrant’s common stock outstanding as of the close of business on April 30, 2025:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	167,361,851

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$217,696	$319,589
Investment securities, available-for-sale	463,881	436,404
Accounts receivable, net	105,743	98,739
Interest and other receivables	7,971	5,956
Inventory	22,948	21,949
Prepaid expenses	52,703	55,681
Total current assets	870,942	938,318
Property and equipment, net	3,498	4,215
Operating lease right-of-use assets	50,614	46,571
Intangible assets, net	117,060	119,782
Restricted cash	8,770	8,770
Long-term inventory	80,025	69,741
Other assets	1,455	359
Total assets	$1,132,364	$1,187,756
Liabilities and stockholders’ equity
Accounts payable	$18,095	$16,192
Accrued liabilities	284,435	378,678
Total current liabilities	302,530	394,870
Operating lease liabilities	44,634	42,037
Other long-term liabilities	19,963	18,056
Total liabilities	367,127	454,963
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at March 31, 2025 and December 31, 2024; 167,116,045 shares and 166,708,856 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	2,950,183	2,936,871
Accumulated deficit	(2,185,399)	(2,204,386)
Accumulated other comprehensive income	437	292
Total stockholders’ equity	765,237	732,793
Total liabilities and stockholders’ equity	$1,132,364	$1,187,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Product sales, net	$244,317	$205,831
Total revenues	244,317	205,831
Operating expenses
Cost of product sales	20,392	22,951
Research and development	78,265	59,679
Selling, general and administrative	126,370	107,991
Total operating expenses	225,027	190,621
Income from operations	19,290	15,210
Interest income, net	7,901	5,506
Other income	588	286
Income before income taxes	27,779	21,002
Income tax expense	8,792	4,447
Net income	$18,987	$16,555
Earnings per share:
Basic	$0.11	$0.10
Diluted	$0.11	$0.10
Weighted average common shares outstanding:
Basic	166,808	164,798
Diluted	167,668	166,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$18,987	$16,555
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	150	(258)
Foreign currency translation adjustments	(5)	5
Comprehensive income	$19,132	$16,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$18,987	$16,555
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	11,380	14,750
Amortization of premiums and accretion of discounts on investment securities	(2,116)	(1,786)
Amortization of intangible assets	2,722	5,286
Depreciation	229	242
Changes in operating assets and liabilities:
Accounts receivable, net	(7,004)	3,566
Interest and other receivables	(2,015)	(1,295)
Inventory	(10,453)	(16,648)
Prepaid expenses	2,978	(3,670)
Other assets	(585)	—
Operating lease right-of-use assets	2,137	1,759
Accounts payable	1,903	1,789
Accrued liabilities	(116)	12,193
Operating lease liabilities	369	212
Long-term liabilities	1,907	(3,874)
Net cash provided by operating activities	20,323	29,079
Cash flows from investing activities
Purchases of investment securities	(156,011)	(80,154)
Sale and maturity of investment securities	130,800	66,115
Intangible assets	(98,838)	—
Net cash used in investing activities	(124,049)	(14,039)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	1,838	1,043
Net cash provided by financing activities	1,838	1,043
Effect of exchange rate changes on cash	(5)	5
Net (decrease) increase in cash, cash equivalents and restricted cash	(101,893)	16,088
Cash, cash equivalents and restricted cash
Beginning of period	328,359	194,427
End of period	$226,466	$210,515
Supplemental disclosure of noncash information:
Accrued inventory purchases	$759	$9,354
Accrued milestone and contingent payments in connection with asset acquisition	$—	$50,000
Stock based compensation capitalized	$94	$194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Total stockholders’ equity, beginning balances	$732,793	$431,755
Common stock:
Beginning balance	16	16
Ending balance	16	16
Additional paid-in capital:
Beginning balance	2,936,871	2,862,552
Issuance of common stock from exercise of stock options and units	1,838	1,043
Stock-based compensation	11,474	14,944
Ending balance	2,950,183	2,878,539
Accumulated deficit:
Beginning balance	(2,204,386)	(2,430,837)
Net income	18,987	16,555
Ending balance	(2,185,399)	(2,414,282)
Other comprehensive income (loss):
Beginning balance	292	24
Other comprehensive income (loss)	145	(253)
Ending balance	437	(229)

Total stockholders’ equity, ending balances	$765,237	$464,044

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (the SEC). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates.

Risk and Uncertainties

Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation and monetary supply shifts, recession risks, volatility and disruptions in global credit and financial markets, potential disruptions from geopolitical and military conflicts and related sanctions and tariffs and trade tensions. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2025		March 31, 2024
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$319,589	$217,696	$188,657	$204,745
Restricted cash	8,770	8,770	5,770	5,770
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$328,359	$226,466	$194,427	$210,515

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of March 31, 2025 the Company determined that an allowance for credit loss was not required.

Revenues

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, all of which are sales in the North America. Revenues by product are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
NUPLAZID	$159,721	$129,923
DAYBUE	84,596	75,908
Product sales, net	$244,317	$205,831

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

Pursuant to the license agreement with Neuren Pharmaceuticals Limited (Neuren), the Company has capitalized a total of $138.8 million as intangible assets following the FDA approval, sale of DAYBUE and sale of Rare Pediatric Disease Priority Review Voucher (PRV), as disclosed in Note 9. The intangible assets are amortized on a straight-line basis over the estimated useful life of the licensed patents through early 2036. The Company recorded total amortization expense related to these intangible assets of $2.7 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, estimated future amortization expense related to the Company’s intangible assets was $8.2 million for the remainder of 2025, and $10.9 million for each subsequent year.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales as revenue from product sales is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible the assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the three months ended March 31, 2025 and 2024.

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s Chief Operating Decision Maker (CODM) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company determines and presents operating segments based on the information that is internally provided to the Chief Executive Officer (CEO), who is considered the Company’s CODM, in accordance with ASC Topic 280, Segment Reporting. The Company has determined that it operates as a single business segment, which is the development and commercialization of innovative medicines. Refer to Note 12 – Segment Reporting for further information related to the segment.

3. Earnings Per Share

Basic earnings per share is calculated by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of diluted earnings per share calculation, equity awards and employee stock purchase plan rights are considered to be common stock equivalents.

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income - basic and diluted	$18,987	$16,555
Weighted average shares outstanding:
Basic	166,808	164,798
Effect of potentially dilutive common shares from:
Equity awards	792	1,729
Employee stock purchase plan rights	68	96
Diluted	167,668	166,623

Earnings per share:
Basic	$0.11	$0.10
Diluted	$0.11	$0.10

Potentially dilutive shares excluded from per share amounts as their effect would have been anti-dilutive	18,029	15,081

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of product sales	$334	$153
Research and development	3,433	4,093
Selling, general and administrative	7,613	10,504
	$11,380	$14,750

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

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$23,863	$20,461
Work in process	2,609	1,488
Raw material	76,501	69,741
	$102,973	$91,690
Reported as:
Inventory	$22,948	$21,949
Long-term inventory	80,025	69,741
Total	$102,973	$91,690

Amount reported as long-term inventory primarily consists of raw materials as of March 31, 2025 and December 31, 2024.

Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued sales allowances	$170,922	$148,280
Accrued compensation and benefits	25,263	36,551
Accrued consulting and professional fees	25,226	27,435
Accrued research and development services	24,798	27,181
Current portion of lease liabilities	11,372	9,958
Accrued taxes	9,048	12,016
Accrued royalties	8,459	11,608
Accrued contingent payments	—	102,262
Other	9,347	3,387
	$284,435	$378,678

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$279,796	$510	$—	$280,306
Government sponsored enterprise securities	183,569	65	(59)	183,575
	$463,365	$575	$(59)	$463,881

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$245,584	$319	$—	$245,903
Government sponsored enterprise securities	190,452	157	(108)	190,501
	$436,036	$476	$(108)	$436,404

The Company has classified all of its available-for-sale investment securities as current assets on its unaudited condensed consolidated balance sheets based on the highly liquid nature of the investment securities and because these investment securities are considered available for use in current operations. The following table summarizes the contract maturity of the available-for-sale securities:

	March 31, 2025	December 31, 2024
One year or less	65%	79%
After one year but within two years	35%	21%
Total	100%	100%

At March 31, 2025 and December 31, 2024, the Company had 14 and 17 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2025
Government sponsored enterprise securities	$62,197	$(59)	$—	$—	$62,197	$(59)
Total	$62,197	$(59)	$—	$—	$62,197	$(59)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2024
Government sponsored enterprise securities	$84,390	$(108)	$—	$—	$84,390	$(108)
Total	$84,390	$(108)	$—	$—	$84,390	$(108)

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

As of March 31, 2025, the Company did not intend to sell the investments in unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at March 31, 2025.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2025 and December 31, 2024.

The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s financial assets and liabilities measured at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$162,122	$162,122	$—	$—
U.S. Treasury notes	280,306	280,306	—	—
Government sponsored enterprise securities	183,575	—	183,575	—
Total	$626,003	$442,428	$183,575	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$151,555	$151,555	$—	$—
U.S. Treasury notes	245,903	245,903	—	—
Government sponsored enterprise securities	190,501	—	190,501	—
Total	$587,959	$397,458	$190,501	$—

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

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the 2024 Plan) became effective upon approval of the stockholders in May 2024. The 2024 Plan permits the grant of awards to employees, non-employee directors and consultants. In addition, the 2024 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. The 2024 Plan provides that, with limited exceptions, no award will vest until at least 12 months following the date of grant of the award; provided, however, that up to 5% of the aggregate number of shares that may be issued under the 2024 Plan may be subject to awards which do not meet such vesting requirements. The maximum term of any stock option or stock appreciation right awards under 2024 Plan is ten years. All shares that remained eligible for grant under the Company’s 2010 Equity Incentive Plan and 2023 Inducement Plan at the time of approval of the 2024 Plan were transferred to the 2024 Plan. At March 31, 2025, there were 9,424,608 shares of common stock available for new grants under the 2024 Plan.

2024 Inducement Plan

The Board adopted the Company’s 2024 Inducement Plan (Inducement Plan) in September 2024. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the 2024 Plan. The maximum number of shares of Company common stock that may be issued under the Inducement Plan is 2,400,000 shares. At March 31, 2025, there were 1,145,064 shares available for new grants.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of March 31, 2025, the Company may be required to make milestone payments up to $3.9 billion in the aggregate for candidates in its pipeline.

In August 2018, the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, the Company paid Neuren an upfront license fee of $10.0 million and it may be required to pay up to an additional $455.0 million in milestone payments based on the achievement of certain development and annual net sales milestones. In addition, the Company will be required to pay Neuren tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was expensed to research and development in the third quarter of 2018 as there is no alternative use for the asset. In connection with the FDA approval of DAYBUE, the Company paid a milestone payment of $40.0 million to Neuren following the first commercial sale of DAYBUE pursuant to the license agreement. The Company capitalized the $40.0 million milestone payment as an intangible asset as it was deemed probable of occurring as of March 31, 2023. In addition, the Company was granted a Rare Pediatric Disease PRV following the FDA approval of DAYBUE. Pursuant to the license agreement, the Company is required to pay Neuren one third of the value of the PRV at the time of sale or use of the PRV. The Company capitalized the $29.6 million for the estimated PRV value owed to Neuren as an intangible asset in 2023. In 2024, the Company sold the PRV to a third party for aggregate net proceeds of $146.5 million. Upon sale of the PRV, the Company capitalized an additional $19.2 million for the one third PRV value owed to Neuren as an intangible asset.

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

In November 2024, the Company entered into a license agreement with Saniona A/S (Saniona), for the development and commercialization of ACP-711, a highly selective GABAA-α3 positive allosteric modulator. The first indication the Company plans to pursue is development of ACP-711 for essential tremor, a neurological condition that includes shaking or trembling movements in one or more parts of the body. The Company will lead further clinical development, regulatory submissions, and global commercialization efforts for ACP-711 while also providing financial support for Saniona’s ongoing Phase 1 study and preparations for Phase 2. Under the terms of the license agreement, the Company paid Saniona an upfront fee of $28.0 million and it may be required to pay up to $582.0 million in milestone payments based on the achievement of certain development and annual net sales milestones. In addition, the Company will be required to pay Saniona tiered royalties of mid-single digits to low double digits on net sales of commercial products that may result from development of ACP-711. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $28.0 million was expensed to research and development in the fourth quarter of 2024 as there is no alternative use for the asset. The potential milestone payments to Saniona consist of up to $147.0 million subject to achievement of development and commercial milestones related to potential first and second indications, and up to $435.0 million subject to achievement of thresholds of annual net sales of ACP-711 worldwide.

Corporate Credit Card Program

In connection with the Company’s credit card program, the Company established a letter of credit for $5.0 million, which has automatic annual extensions and is fully secured by restricted cash.

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

As a result of the above, only MSN remained as an active defendant in the Pimavanserin I Cases. On January 11, 2024, following summary judgment motions, the District Court entered final judgment in the Company’s favor that MSN’s submission of ANDA No. 214925 was an act of infringement in the Pimavanserin I Case and the ’740 patent was not invalid. On January 18, 2024, MSN filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered on January 11, 2024. The appeal is fully briefed and the oral argument is scheduled for June 6, 2025.

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. A bench trial was conducted from December 3, 2024 to December 6, 2024 in the matter. Post-trial briefing was completed on February 12, 2025 and the Company is awaiting the final decision of the Court.

On February 14, 2025, the Company filed a complaint against Zydus Lifesciences Limited, Zydus Worldwide DMCC, and Zydus Pharmaceuticals (USA) Inc. (collectively “Zydus”) in the United States District Court for the District of Delaware, alleging infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID (Pimavanserin) by Zydus’ proposed 34 mg pimavanserin tablet product. Zydus’ response is due April 29, 2025 and there is no schedule in place for the case.

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned City of Birmingham Relief Retirement Systems v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s then-current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. The parties are currently engaged in expert discovery, which is scheduled to close on June 13, 2025.

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

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.1 years to 6.2 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$4,038	$2,810
Operating sublease income	(588)	(286)
Net operating lease cost	$3,450	$2,524

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,866	$2,405
Right-of-use assets obtained in exchange for operating lease obligations:	6,180	4,184

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating lease liabilities
Current portion included in accrued liabilities	$11,372	$9,958
Operating lease liabilities	44,634	42,037
Total operating lease liabilities	$56,006	$51,995

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2025	$8,903
Years ending December 31,
2026	11,006
2027	11,011
2028	10,620
2029	10,177
Thereafter	12,249
Total lease payments	63,966
Less:
Imputed interest	(7,960)
Total operating lease liabilities	$56,006

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2025, the weighted average remaining lease term was 5.8 years and the weighted average discount rate used to determine the operating lease liability was 4.9%.

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

11. Income Taxes

For the three months ended March 31, 2025 and 2024, the Company recognized an income tax expense of $8.8 million on a pre-tax income of $27.8 million and income tax expense of $4.4 million on a pre-tax loss of $21.0 million, respectively, resulting in effective tax rates of 31.6% and 21.2%, respectively. The effective tax rate for the three months ended March 31, 2025 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the three months ended March 31, 2024 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance.

12. Segment Reporting

All revenues for the three months ended March 31, 2025 and 2024 were generated from customers in the North America. The following table illustrates reported segment revenue, segment profit and significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
NUPLAZID net revenue	$159,721	$129,923
DAYBUE net revenue	84,596	75,908
Total revenues	244,317	205,831
Less:
Cost of goods sold	9,211	10,074
License fees and royalties	11,181	12,877
Research and development expense:
External research and development	54,985	41,489
Internal costs(1)	23,280	18,190
Total research and development expense	78,265	59,679
Selling, general and administrative	126,370	107,991
Interest income, net	(7,901)	(5,506)
Other income	(588)	(286)
Income tax expense	8,792	4,447
Consolidated net income	$18,987	$16,555

_______________

(1)
Includes personnel expenses and costs allocated to multiple research and development programs, including benefits, information technology, facilities and inventory.

13. Subsequent Event

In May 2025, the Company determined to discontinue two research programs under a license and collaboration agreement with Stoke. Under the agreement, the licenses to the discontinued programs, which are the MECP2 program for Rett syndrome and a program for an undisclosed neurodevelopmental target, will terminate and the parties will wind down the activities for the two programs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our condensed consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (this Quarterly Report) and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 included with our Annual Report on Form 10-K, filed with the SEC on February 27, 2025 (the Annual Report). Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from our products and our product candidates, the potential market opportunities for our products and our product candidates, our strategy for the commercialization of our products, our plans for exploring and developing our products for additional indications, the commercialization of DAYBUE or trofinetide in jurisdictions other than the U.S., our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our product candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development milestones and activities involving our products and our product candidates, our strategy for discovering, developing and, if approved, commercializing our product candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, the potential or expected impacts of geopolitical and macroeconomic developments, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “aims,” “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential” “predicts,” “pro forma,” “projects,” “seeks,” “should,” “will,” “would” or similar words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in CNS disorders and rare diseases.

We have two core franchises in neuroscience and neuro-rare diseases. Our neuroscience franchise is anchored by the commercial product NUPLAZID (pimavanserin), which is the first and only drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP. Our neuro-rare disease franchise is anchored by the commercial product DAYBUE, which is the first and only drug approved for the treatment of Rett syndrome. Net product sales from these two commercial products totaled $244.3 million for the three months ended March 31, 2025, compared with $205.8 million for the three months ended March 31, 2024.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of March 31, 2025, we had an accumulated deficit of $2.2 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may incur operating losses as we incur significant research and development costs and costs for continued commercialization of our products.

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

Financial Operations Overview

Product Revenues

Net product sales consist of sales of our products. The FDA approved NUPLAZID in April 2016 for the treatment of hallucinations and delusions associated with PDP and we launched the product in the United States in May 2016. The FDA approved DAYBUE in March 2023 for the treatment of Rett syndrome and we launched the product in the United States in April 2023. Health Canada granted marketing authorization of DAYBUE for the treatment of Rett syndrome in adult and pediatric patients 2 years of age and older in October 2024.

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

Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. Thus, the cost of sales as a percentage of net sales of DAYBUE for the three months ended March 31, 2025 was affected by use of the initial pre-launch inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of DAYBUE will increase significantly once we commence the sales of full cost inventories.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have focused on pimavanserin, trofinetide, ACP-101, ACP-204 and other earlier-stage product candidates. In connection with the FDA approval of DAYBUE, we are required to conduct post-marketing work, including a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies, and nonclinical in vitro and clinical in vivo drug interaction studies. The FDA has released us from one of the five post-marketing requirements (PMRs). In addition, we have fulfilled one of the five PMRs. Of the remaining three PMRs, we have also completed one and we are awaiting the FDA’s acknowledgement and acceptance of that completed PMR. We will be responsible for all costs incurred for these PMRs. In addition, we expect to incur increased research and development expenses as a result of advancement of our early-stage product candidates.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Costs of external service providers:
NUPLAZID (pimavanserin)	$3,104	$11,329
DAYBUE (trofinetide)	11,782	4,550
ACP-101	10,056	7,140
ACP-204	17,550	9,063
Early-stage programs	12,493	9,407
Subtotal	54,985	41,489
Internal costs	19,847	14,097
Stock-based compensation	3,433	4,093
Total research and development expenses	$78,265	$59,679

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates since December 31, 2024. For a description of our critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, refer to our Annual Report.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with our products and the extent to which we generate revenue from product sales, our further development of our early-stage product candidates and the progress and timing of expenditures related to studies of DAYBUE pursuant to our PMRs. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact that geopolitical and macroeconomic developments, including the ongoing military conflict between Ukraine and Russia and in the Middle East, and tariffs and trade tensions may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended March 31, 2025 and 2024

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $244.3 million and $205.8 million for the three months ended March 31, 2025 and 2024, respectively.

Net product sales of NUPLAZID were $159.7 million and $129.9 million for the three months ended March 31, 2025 and 2024, respectively. The increase in net product sales of NUPLAZID of $29.8 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price of NUPLAZID in 2025 compared to 2024. Net product sales of DAYBUE were $84.6 million and $75.9 million for the three months ended March 31, 2025 and 2024, respectively. The increase in net product sales of DAYBUE of $8.7 million was primarily due to the growth in DAYBUE unit sales.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2025 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2024	$11,883	$(114)	$148,106	$159,875
Provision related to current period sales	31,941	1,845	45,009	78,795
Credits/payments for current period sales	(18,235)	(2,771)	492	(20,514)
Credits/payments for prior period sales	(11,883)	114	(22,496)	(34,265)
Balance as of March 31, 2025	$13,706	$(926)	$171,111	$183,891

Cost of Product Sales

Cost of product sales was $20.4 million and $23.0 million for the three months ended March 31, 2025 and 2024, respectively, or approximately 8% and 11% of net product sales, respectively. Cost of product sales as a percentage of net product sales for NUPLAZID remained relatively flat during the three months ended March 31, 2025 as compared to the same period of 2024. The decrease in cost of product sales was primarily due to the decreased license fees and royalties expensed for DAYBUE, including royalties due to Neuren based on net sales of DAYBUE and the amortization of the milestone payments capitalized under our 2018 license agreement with Neuren. The license fees and royalties expensed during the three months ended March 31, 2025 were $11.2 million as compared to $12.9 million in the same period of 2024. During the three months ended March 31, 2024, we had a one-time cumulative catch-up of $3.9 million of expense for the capitalization and amortization of the $50.0 million sales milestone to Neuren.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. Prior to receiving FDA approval for DAYBUE in March 2023, we manufactured inventory and recorded approximately $29.9 million related to the zero cost inventory as research and development expense. Utilizing the actual direct costs to manufacture DAYBUE prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the three months ended March 31, 2025 would have increased by approximately $2.8 million. We do not expect our cost of product sales for DAYBUE to increase significantly as a percentage of net product sales in future periods as we continue to produce inventory for future sales. We expect to finish selling the zero cost inventories of DAYBUE in 2025.

Subsequent to using our entire zero cost inventories, we estimate our overall cost of product sales as a percentage of total net product sales will be in the range of a mid-single digit to high single digit percentage.

Research and Development Expenses

Research and development expenses increased to $78.3 million for the three months ended March 31, 2025, including $3.4 million in stock-based compensation expense, from $59.7 million for the three months ended March 31, 2024, including $4.1 million in stock-based compensation expense. The increase in research and development expenses was mainly due to increased costs from clinical-stage programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $126.4 million for the three months ended March 31, 2025, including $7.6 million in stock-based compensation expense, from $108.0 million for the three months ended March 31, 2024, including $10.5 million in stock-based compensation expense. The increase in selling, general and administrative expenses was primarily driven by the costs related to the consumer activation program to support the NUPLAZID franchise and higher commercial operation expenses for the planned expansion of the DAYBUE team.

Liquidity and Capital Resources

We have funded our operations primarily with revenues from sales of our products since their approvals, and through sales of our equity securities and interest income. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spending required for our ongoing and planned commercial activities for our products, our ongoing and planned development activities for ACP-101 as a treatment for PWS and ACP-204 as a treatment for ADP, studies to be conducted pursuant to our PMRs, our ongoing and planned development activities for other early- and late-stage product candidates and strategic business development to further expand our portfolio. We expect that our cash, cash equivalents and investment securities, as well as funds generated by anticipated sales of our products, will be sufficient to fund our planned operations through and beyond the next 12 months.

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
•
our ability to obtain regulatory approval for, and subsequently generate product sales from, our product candidates;
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

We expect to receive our first invoice for rebates under the Inflation Reduction Act of 2022 (IRA) from Medicare Part D unit sales in 2025. Payment is due 30 days after receiving such invoice; the payment will be set off against the allowance for such rebate that we have accrued up to the date of payment.

Cash Flows

At March 31, 2025, we had $681.6 million in cash, cash equivalents, and investment securities, compared to $756.0 million at December 31, 2024. This $74.4 million decrease was due to cash used in operating activities and material cash payments made to Neuren, including for one third of the net proceeds ($48.8 million) from our sale of the PRV and the annual net sales milestone ($50 million) as our aggregate net revenue of trofinetide in North America for the treatment of Rett syndrome exceeded $250.0 million in 2024. Net cash provided by operating activities totaled $20.3 million for the three months ended March 31, 2025 compared to $29.1 million for the three months ended March 31, 2024. This decrease in cash provided by operations primarily resulted from an increase in our research and development cost and selling, general and administrative cost partially offset by the increase in product revenue.

Net cash used in investing activities increased to $124.0 million for the three months ended March 31, 2025 compared to $14.0 million for the three months ended March 31, 2024. The increase in net cash used in investing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to increased net purchases of investment securities.

Net cash provided by financing activities increased to $1.8 million for the three months ended March 31, 2025 compared to $1.0 million for the three months ended March 31, 2024. This increase in net cash provided by financing activities for the three months ended March 31, 2025 was attributable primarily to an increase in proceeds resulting from the exercise of employee stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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
•
We have incurred, and expect to continue to incur, significant costs as a result of laws, regulations and standards relating to various aspects of our business, including corporate governance, work force initiatives and other matters, and failure to comply with such laws, regulations and standards could adversely affect our business.
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

Our products are subject to ongoing regulatory requirements that could cause us significant expense and delay or limit our ability to generate sales revenues.*

In connection with the FDA approval of DAYBUE, we agreed to the following post-marketing requirements (PMRs): a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies and nonclinical in vitro and clinical in vivo drug interaction studies. The FDA has released us from one of the five PMRs. In addition, we have fulfilled one of the five PMRs. Of the remaining three PMRs, we have completed one and are awaiting the FDA’s acknowledgement and acceptance. The results of any post-marketing study may cause the FDA to update the label, request additional studies and/or require risk mitigation plans.

The manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products will also continue to be subject to extensive and ongoing regulatory requirements in the U.S., Canada and in other foreign countries in which we operate, engage third-party manufacturers and obtain marketing approvals. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, licensing requirements, good clinical practices, international council for harmonization guidelines and good laboratory practices, each of which are regulations and guidelines enforced by regulatory authorities for all of our nonclinical and clinical development and for any clinical trials that we conduct post-approval.

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
•
material fines or other types of penalties; or
•
seizure or detention, or refusal to permit the import or export of products.

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

We have a history of net losses and we may not be able to predict the extent of future losses.*

We have experienced significant net losses since our inception. As of March 31, 2025, we had an accumulated deficit of approximately $2.2 billion. We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. Thus, our future operating results, profitability and other financial metrics may fluctuate from period to period, and we will need to generate significant revenues to achieve and maintain profitability and/or positive cash flow on a sustained basis.

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

We may require additional financing in the future to fund our operations. If we cannot raise additional financing in the future, we may be unable to fund our business plan and our future research, development, commercial and manufacturing efforts.*

We have funded our operations primarily with revenues from sales of our products since their approvals, and through sales of our equity securities and interest income. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spending required for our ongoing and planned commercial activities for our products, our ongoing and planned development activities for ACP-101 as a treatment for PWS and ACP-204 as a treatment for ADP, studies to be conducted pursuant to our PMRs, our ongoing and planned development activities for other early- and late-stage product candidates and strategic business development to further expand our portfolio. We expect that our cash, cash equivalents and investment securities, as well as funds generated by anticipated sales of our products, will be sufficient to fund our planned operations through and beyond the next 12 months.

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
•
our ability to obtain regulatory approval for, and subsequently generate product sales from our product candidates;
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
•
the impact of geopolitical and macroeconomic developments, international tariffs, general political, health and economic conditions, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, pandemics or epidemics, economic slowdowns, recessions, inflation, high interest rates and tightening of credit markets on our business;
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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including international tariffs, material shortages and related manufacturing and supply chain challenges, geopolitical developments (as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and manufacturing and supply chain), and the responses by central banking authorities to control inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

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

We have incurred, and expect to continue to incur, significant costs as a result of laws, regulations and standards relating to various aspects of our business, including corporate governance, work force initiatives and other matters, and failure to comply with such laws, regulations and standards could adversely affect our business.*

Laws, regulations and standards affecting various aspects of our business, including as a result of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, the provisions of the Sarbanes-Oxley Act of 2002 (SOX), rules adopted or proposed by the SEC and by The Nasdaq Stock Market and executive orders, have resulted in, and will continue to result in, significant costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. Certain laws, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, policies and governance practices. For example, in the future, if we are not able to issue an evaluation of our internal control over financial reporting, as required, or we or our independent registered public accounting firm determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. Further, new laws, regulations and standards could make it more difficult or more costly for us to operate our business, including obtaining certain types of insurance (such as director and officer liability insurance), and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and board committees, and as our executive officers. If we fail, or are perceived to fail, to comply with these laws, regulations and standards, our reputation may be harmed and we might be subject to litigation, sanctions, investigations or other regulatory proceedings, which would adversely affect our financial results and our business. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these laws, regulations and standards.

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

We currently depend, and in the future will continue to depend, on third parties to manufacture our products and product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize our products or product candidates, if approved.*

We have no manufacturing facilities and only limited experience as an organization in the manufacturing of drugs or in designing drug-manufacturing processes. We have contracted with third-party manufacturers to produce, in collaboration with us, our products and product candidates.

We have contracted with Patheon Pharmaceuticals Inc. (Patheon) to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product and DAYBUE for commercial use in the U.S. and Canada. We have also contracted with a second contract manufacturing organization to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S. Additionally, we have contracted with Siegfried AG to manufacture API to be used in the manufacture of NUPLAZID drug product for commercial use, Corden Pharma Bergamo S.p.A. (Corden) and F.I.S. Fabbrica Italiana Sintetici S.p.A. (FIS) to manufacture API to be used in the manufacture of DAYBUE drug product for commercial use, and Patheon and CoreRx Inc. (CoreRx) to manufacture DAYBUE for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API. We may face delays or increased costs in our supply chain that could jeopardize the commercialization of our products. While we currently have sufficient API for both NUPLAZID and DAYBUE and NUPLAZID and DAYBUE finished products on hand to continue our commercial and clinical operations as planned, depending on the effects of geopolitical and macroeconomic developments and whether such developments cause disruptions, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by geopolitical and macroeconomic developments, including rapid changes in U.S. trade policy, such as the imposition of tariffs and trade barriers as well as potential retaliatory measures taken by other governments, our supply chain may be disrupted, limiting our ability to manufacture, test and distribute our products for commercial sales and our product candidates for our clinical trials and research and development operations. For example, it takes approximately two years for our third-party manufacturers to produce DAYBUE API, and a supply chain disruption in DAYBUE API would cause delays or increased costs to us that could jeopardize the commercialization of DAYBUE.

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

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of our products or product candidates, if approved, and could have a material adverse effect on our business, results of operations, financial condition and prospects. Further, changes in federal policy could affect the geopolitical landscape and could give rise to circumstances that negatively affect our business. The third parties that manufacture our products and product candidates have manufacturing activities located in Canada, Europe and Switzerland. The U.S. has implemented, and has proposed to further implement, tariffs that may affect the availability of imported raw materials used in the production of our products and/or increase the costs of our third-party manufacturers and the expense to us to produce our products and product candidates. Additionally, other governments have enacted, and may continue to enact, retaliatory measures in response to such tariffs. If such actions were to materially affect us or our third-party manufacturers, we may not be able to successfully commercialize our products, which would have an adverse effect on our results of operations.

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

Our commercial success depends on obtaining and maintaining intellectual property rights to our products and product candidates and technologies, as well as successfully defending these rights against third-party challenges. Successful challenges to, or misappropriation of, our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and contracts requiring confidentiality and nondisclosure. If our patents are successfully challenged, we may face generic competition prior to the expiration dates of our U.S. Orange Book listed patents. In addition, potential competitors have in the past and may in the future file an Abbreviated New Drug Application (ANDA) with the FDA for generic versions of NUPLAZID, seeking approval prior to the expiration of our patents. In response, we have filed complaints against these companies alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID and DAYBUE. For a more detailed description of these matters, see the section captioned “Legal Proceedings” elsewhere in this report. While we intend to defend the validity of such patents vigorously, and will seek to use all appropriate methods to prevent their infringement, such efforts are expensive and time consuming. Any substantial decrease in the revenue and income derived from our products would have an adverse effect on our results of operations.

With regard to patents, although we control numerous patent applications worldwide with respect to pimavanserin and trofinetide, not all of our patent applications resulted in an issued patent, or they resulted in an issued patent that is susceptible to challenge by a third party. Our ability to obtain, maintain, and/or defend our patents covering our product candidates and technologies is uncertain due to a number of factors, including:

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

For example, on August 16, 2022, the IRA was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the current administration will impact the ACA and our business.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and developing a strategic plan, directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the IRA, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

The Swiss Federal Act on Data Protection (FADP), also applies to the collection and processing of personal data, including health-related information, by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical government employees and stop critical activities. In addition, the current administration has enacted substantial reductions in force at various government agencies that, if applied in a material way, could significantly reduce the FDA’s and other agencies’ capacities to perform their functions in a manner consistent with past practices and could negatively impact our business. If repeated or prolonged government shutdowns or material layoffs of agency personnel occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, and negatively impact other government operations on which we rely, which could have a material adverse effect on our business.

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

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 2, 2025 to April 30, 2025, the closing price of our common stock has ranged from a low of $14.10 per share to a high of $20.29 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement, we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended (the Securities Act), we would be obligated to effect such registration. On May 25, 2022, we filed a registration statement covering the sale of up to 42,393,855 shares of our common stock, which includes 489,269 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of May 16, 2022, and which represented approximately 26 percent of our outstanding shares at the time. Our registration obligations under this registration rights agreement, which cover all shares now held or later acquired by the Baker Entities, will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell from time to time an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.*

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to our company or our stockholders, (iii) any action asserting a claim against our company or any director, officer or other employee arising pursuant to any provision of the General Corporation Law of the State of Delaware or our amended and restated certificate of incorporation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or bylaws; (v) any action as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware; and (vi) any action asserting a claim against our company governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Act.

This choice of forum provision may limit a stockholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find this choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed February 25, 2021).

3.3	Amended and Restated Bylaws, effective through April 14, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 12, 2013).

3.4	Amended and Restated Bylaws, effective on and after April 15, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed April 16, 2025).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2

Form of Amended and Restated Warrant to Purchase Common Stock issued to purchasers in a private placement on December 17, 2012 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed on February 27, 2019).

10.1	Non-Employee Director Compensation Policy, effective April 14, 2025.

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

32.1[a]	Certification of Catherine Owen Adams, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[a]	Certification of Mark C. Schneyer, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 7, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

a The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acadia Pharmaceuticals Inc.

Date: May 7, 2025	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)