Form 10-Q
period 2025-06-30
ACADIA PHARMACEUTICALS INC
filed 2025-08-07
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of registrant’s common stock outstanding as of the close of business on July 30, 2025:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	168,712,220

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$253,637	$319,589
Investment securities, available-for-sale	508,359	436,404
Accounts receivable, net	107,505	98,739
Interest and other receivables	12,181	5,956
Inventory	26,124	21,949
Prepaid expenses	52,747	55,681
Total current assets	960,553	938,318
Property and equipment, net	3,547	4,215
Operating lease right-of-use assets	50,991	46,571
Intangible assets, net	114,338	119,782
Restricted cash	9,471	8,770
Long-term inventory	84,402	69,741
Other assets	2,253	359
Total assets	$1,225,555	$1,187,756
Liabilities and stockholders’ equity
Accounts payable	$20,097	$16,192
Accrued liabilities	309,927	378,678
Total current liabilities	330,024	394,870
Operating lease liabilities	44,601	42,037
Other long-term liabilities	28,548	18,056
Total liabilities	403,173	454,963
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at June 30, 2025 and December 31, 2024; 168,607,881 shares and 166,708,856 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	2,980,693	2,936,871
Accumulated deficit	(2,158,733)	(2,204,386)
Accumulated other comprehensive income	406	292
Total stockholders’ equity	822,382	732,793
Total liabilities and stockholders’ equity	$1,225,555	$1,187,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Product sales, net	$264,566	$241,963	$508,882	$447,794
Total revenues	264,566	241,963	508,882	447,794
Operating expenses
Cost of product sales	20,734	18,230	41,126	41,181
Research and development	77,951	76,233	156,216	135,912
Selling, general and administrative	133,507	117,063	259,877	225,054
Total operating expenses	232,192	211,526	457,219	402,147
Income from operations	32,374	30,437	51,663	45,647
Interest income, net	7,243	6,359	15,144	11,865
Other income	594	386	1,183	672
Income before income taxes	40,211	37,182	67,990	58,184
Income tax expense	13,545	3,793	22,337	8,240
Net income	$26,666	$33,389	$45,653	$49,944
Earnings per share:
Basic	$0.16	$0.20	$0.27	$0.30
Diluted	$0.16	$0.20	$0.27	$0.30
Weighted average common shares outstanding:
Basic	167,827	165,551	167,321	165,174
Diluted	168,681	166,174	168,219	166,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$26,666	$33,389	$45,653	$49,944
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities	(55)	(113)	95	(371)
Foreign currency translation adjustments	24	3	19	8
Comprehensive income	$26,635	$33,279	$45,767	$49,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$45,653	$49,944
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	25,720	30,435
Amortization of premiums and accretion of discounts on investment securities	(3,652)	(3,740)
Amortization of intangible assets	5,444	7,631
Depreciation	442	468
Changes in operating assets and liabilities:
Accounts receivable, net	(8,766)	(5,431)
Interest and other receivables	(6,225)	(2,612)
Inventory	(14,553)	(43,795)
Prepaid expenses	2,934	(6,965)
Other assets	(1,306)	—
Operating lease right-of-use assets	4,259	3,649
Accounts payable	3,905	2,339
Accrued liabilities	21,350	27,043
Operating lease liabilities	(1,418)	(2,089)
Long-term liabilities	10,492	(2,785)
Net cash provided by operating activities	84,279	54,092
Cash flows from investing activities
Purchases of investment securities	(330,398)	(217,846)
Sale and maturity of investment securities	262,190	147,615
Intangible assets	(98,838)	—
Purchases of property and equipment	(297)	—
Net cash used in investing activities	(167,343)	(70,231)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	17,794	4,608
Net cash provided by financing activities	17,794	4,608
Effect of exchange rate changes on cash	19	8
Net decrease in cash, cash equivalents and restricted cash	(65,251)	(11,523)
Cash, cash equivalents and restricted cash
Beginning of period	328,359	194,427
End of period	$263,108	$182,904
Supplemental disclosure of noncash information:
Accrued inventory purchases	$4,040	$1,506
Accrued milestone and contingent payments in connection with asset acquisition	$—	$50,000
Stock based compensation capitalized	$308	$194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total stockholders’ equity, beginning balances	$765,237	$464,044	$732,793	$431,755
Common stock:
Beginning balance	16	16	16	16
Ending balance	16	16	16	16
Additional paid-in capital:
Beginning balance	2,950,183	2,878,539	2,936,871	2,862,552
Issuance of common stock from exercise of stock options and units	12,682	73	14,520	1,116
Issuance of common stock pursuant to employee stock purchase plan	3,274	3,492	3,274	3,492
Stock-based compensation	14,554	15,812	26,028	30,756
Ending balance	2,980,693	2,897,916	2,980,693	2,897,916
Accumulated deficit:
Beginning balance	(2,185,399)	(2,414,282)	(2,204,386)	(2,430,837)
Net income	26,666	33,389	45,653	49,944
Ending balance	(2,158,733)	(2,380,893)	(2,158,733)	(2,380,893)
Other comprehensive income (loss):
Beginning balance	437	(229)	292	24
Other comprehensive income (loss)	(31)	(110)	114	(363)
Ending balance	406	(339)	406	(339)

Total stockholders’ equity, ending balances	$822,382	$516,700	$822,382	$516,700

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$319,589	$253,637	$188,657	$177,134
Restricted cash	8,770	9,471	5,770	5,770
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$328,359	$263,108	$194,427	$182,904

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of June 30, 2025, the Company determined that an allowance for credit loss was not required.

Revenues

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, all of which are sales in the North America. Revenues by product are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NUPLAZID	$168,479	$157,409	$328,199	$287,332
DAYBUE	96,087	84,554	180,683	160,462
Product sales, net	$264,566	$241,963	$508,882	$447,794

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

Pursuant to the license agreement with Neuren Pharmaceuticals Limited (Neuren), the Company has capitalized a total of $138.8 million as intangible assets following the FDA approval, sale of DAYBUE and sale of Rare Pediatric Disease Priority Review Voucher (PRV), as disclosed in Note 9. The intangible assets are amortized on a straight-line basis over the estimated useful life of the licensed patents through early 2036. The Company recorded total amortization expense related to these intangible assets of $2.7 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded total amortization expense related to these intangible assets of $5.4 million and $7.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, estimated future amortization expense related to the Company’s intangible assets was $5.4 million for the remainder of 2025, and $10.9 million for each subsequent year.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales as revenue from product sales is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible the assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the three and six months ended June 30, 2025 and 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income - basic and diluted	$26,666	$33,389	$45,653	$49,944
Weighted average shares outstanding:
Basic	167,827	165,551	167,321	165,174
Effect of potentially dilutive common shares from:
Equity awards	785	578	828	1,138
Employee stock purchase plan rights	69	45	70	79
Diluted	168,681	166,174	168,219	166,391

Earnings per share:
Basic	$0.16	$0.20	$0.27	$0.30
Diluted	$0.16	$0.20	$0.27	$0.30

Potentially dilutive shares excluded from per share amounts as their effect would have been anti-dilutive	19,595	20,944	18,707	17,533

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of product sales	$18	$362	$352	$515
Research and development	4,477	3,749	7,910	7,842
Selling, general and administrative	9,845	11,574	17,458	22,078
	$14,340	$15,685	$25,720	$30,435

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

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$23,439	$20,461
Work in process	3,406	1,488
Raw material	83,681	69,741
	$110,526	$91,690
Reported as:
Inventory	$26,124	$21,949
Long-term inventory	84,402	69,741
Total	$110,526	$91,690

Amount reported as long-term inventory primarily consists of raw materials as of June 30, 2025 and December 31, 2024.

Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued sales allowances	$191,204	$148,280
Accrued consulting and professional fees	30,030	27,435
Accrued compensation and benefits	28,773	36,551
Accrued research and development services	24,774	27,181
Current portion of lease liabilities	11,693	9,958
Accrued royalties	10,050	11,608
Accrued contingent payments	—	102,262
Other	13,403	15,403
	$309,927	$378,678

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$364,223	$552	$(23)	$364,752
Government sponsored enterprise securities	143,674	27	(94)	143,607
	$507,897	$579	$(117)	$508,359

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$245,584	$319	$—	$245,903
Government sponsored enterprise securities	190,452	157	(108)	190,501
	$436,036	$476	$(108)	$436,404

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

	June 30, 2025	December 31, 2024
One year or less	57%	79%
After one year but within two years	43%	21%
Total	100%	100%

At June 30, 2025 and December 31, 2024, the Company had 36 and 17 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2025
U.S. Treasury notes	$92,658	$(23)	$—	$—	$92,658	$(23)
Government sponsored enterprise securities	$110,711	$(94)	$—	$—	$110,711	$(94)
Total	$203,369	$(117)	$—	$—	$203,369	$(117)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2024
Government sponsored enterprise securities	$84,390	$(108)	$—	$—	$84,390	$(108)
Total	$84,390	$(108)	$—	$—	$84,390	$(108)

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

As of June 30, 2025, the Company did not intend to sell the investments in unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at June 30, 2025.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2025 and December 31, 2024.

The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s financial assets and liabilities measured at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$157,009	$157,009	$—	$—
U.S. Treasury notes	364,752	364,752	—	—
Government sponsored enterprise securities	143,607	—	143,607	—
Total	$665,368	$521,761	$143,607	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$151,555	$151,555	$—	$—
U.S. Treasury notes	245,903	245,903	—	—
Government sponsored enterprise securities	190,501	—	190,501	—
Total	$587,959	$397,458	$190,501	$—

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

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the 2024 Plan) became effective upon approval of the stockholders in May 2024. The 2024 Plan permits the grant of awards to employees, non-employee directors and consultants. In addition, the 2024 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. The 2024 Plan provides that, with limited exceptions, no award will vest until at least 12 months following the date of grant of the award; provided, however, that up to 5% of the aggregate number of shares that may be issued under the 2024 Plan may be subject to awards which do not meet such vesting requirements. The maximum term of any stock option or stock appreciation right awards under 2024 Plan is ten years. All shares that remained eligible for grant under the Company’s 2010 Equity Incentive Plan and 2023 Inducement Plan at the time of approval of the 2024 Plan were transferred to the 2024 Plan. At June 30, 2025, there were 10,948,088 shares of common stock available for new grants under the 2024 Plan.

2024 Inducement Plan

The Board adopted the Company’s 2024 Inducement Plan (Inducement Plan) in September 2024. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the 2024 Plan. The maximum number of shares of Company common stock that may be issued under the Inducement Plan is 2,400,000 shares. At June 30, 2025, there were 538,787 shares available for new grants.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of June 30, 2025, the Company may be required to make milestone payments up to $3.3 billion in the aggregate for candidates in its pipeline.

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

In January 2022, the Company entered into a license and collaboration agreement with Stoke Therapeutics, Inc. (Stoke) to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. Under the collaboration, the two companies will jointly share global research, development and commercialization responsibilities and share 50/50 in all worldwide costs and future profits with respect to a SYNGAP1 program. In addition, Stoke is eligible to receive potential development, regulatory, commercial and sales milestones. In May 2025, the Company determined to discontinue the MECP2 program for Rett syndrome and the undisclosed neurodevelopmental disease program that were originally part of the collaboration. The licenses to the discontinued programs will terminate and the parties will wind down the activities for the two programs. Under the terms of the agreement, the Company paid Stoke a $60.0 million upfront payment which was accounted for as an asset acquisition and was expensed to research and development in the first quarter of 2022 as there is no alternative use for the asset. The Company may be required to pay up to an additional $245.0 million in milestones.

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

As a result of the above, only MSN remained as an active defendant in the Pimavanserin I Cases. On January 11, 2024, following summary judgment motions, the District Court entered final judgment in the Company’s favor that MSN’s submission of ANDA No. 214925 was an act of infringement in the Pimavanserin I Case and the ’740 patent was not invalid. On January 18, 2024, MSN filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered on January 11, 2024. On June 9, 2025, the Federal Circuit issued a decision affirming the final judgement of the District Court in the Company’s favor.

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. A bench trial was conducted from December 3, 2024 to December 6, 2024 in the matter. Post-trial briefing was completed on February 12, 2025. On June 9, 2025, the District Court issued a final judgement the Company’s favor that Aurobindo’s ANDA infringes the asserted Nuplazid patent and that the defendants failed to demonstrate such patent is invalid. On June 16, 2025, MSN and Aurobindo filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered on June 9, 2025. Opening briefing from MSN and Aurobindo is due August 22, 2025.

On February 14, 2025, the Company filed a complaint against Zydus Lifesciences Limited, Zydus Worldwide DMCC, and Zydus Pharmaceuticals (USA) Inc. (collectively “Zydus”) in the United States District Court for the District of Delaware, alleging infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID (Pimavanserin) by Zydus’ proposed 34 mg pimavanserin tablet product. Initial pleadings have been completed and the parties are awaiting the entry of a scheduling order (the parties submitted competing scheduling orders on July 18, 2025).

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned City of Birmingham Relief Retirement Systems v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s then-current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. The parties are currently engaged in expert discovery.

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

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.6 years to 5.9 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$3,869	$2,826	$7,907	$5,636
Operating sublease income	(594)	(385)	(1,183)	(670)
Net operating lease cost	$3,275	$2,441	$6,724	$4,966

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,002	$2,678	$5,868	$5,083
Right-of-use assets obtained in exchange for operating lease obligations:	2,499	—	8,679	4,184

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	June 30, 2025	December 31, 2024
Operating lease liabilities
Current portion included in accrued liabilities	$11,693	$9,958
Operating lease liabilities	44,601	42,037
Total operating lease liabilities	$56,294	$51,995

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2025	$6,184
Years ending December 31,
2026	11,667
2027	11,655
2028	11,192
2029	10,728
Thereafter	12,492
Total lease payments	63,918
Less:
Imputed interest	(7,624)
Total operating lease liabilities	$56,294

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2025, the weighted average remaining lease term was 5.6 years and the weighted average discount rate used to determine the operating lease liability was 4.9%.

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

In May 2025, the Company entered into an agreement to lease the 2nd and a portion of the 3rd floors of corporate office space in Princeton, New Jersey (the New Princeton Lease) with total minimum lease payments of $24.5 million over an initial term of 12 years and 2 months. As of June 30, 2025, the New Princeton Lease had not yet commenced. This operating lease is expected to commence around the first quarter of 2026, but may commence earlier if the lessor makes the space available for use earlier than anticipated. In connection with this New Princeton Lease agreement, the Company established a letter of credit for $0.6 million, which has automatic annual extensions and is fully secured by restricted cash. The current Princeton office lease will terminate five days after the commencement of the New Princeton Lease.

11. Income Taxes

For the three months ended June 30, 2025 and 2024, the Company recognized an income tax expense of $13.5 million on a pre-tax income of $40.2 million and income tax expense of $3.8 million on a pre-tax income of $37.2 million, respectively, resulting in effective tax rates of 33.7% and 10.2%, respectively. The effective tax rate for the three months ended June 30, 2025 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the three months ended June 30, 2024 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance.

For the six months ended June 30, 2025 and 2024, the Company recognized an income tax expense of $22.3 million on a pre-tax income of $68.0 million and income tax expense of $8.2 million on a pre-tax income of $58.2 million, respectively, resulting in effective tax rates of 32.9% and 14.1%, respectively. The effective tax rate for the six months ended June 30, 2025 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance. The effective tax rate for the six months ended June 30, 2024 varies from the U.S. federal statutory tax rate of 21% due to federal and state income tax expense as a result of current taxable income, offset by valuation allowance.

12. Segment Reporting

Substantially all revenues from the three and six months ended June 30, 2025 were generated from customers in North America. All revenues for the three and six months ended June 30, 2024 were generated from customers in North America. The following table illustrates reported segment revenue, segment profit and significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NUPLAZID net revenue	$168,479	$157,409	$328,199	$287,332
DAYBUE net revenue	96,087	84,554	180,683	160,462
Total revenues	264,566	241,963	508,882	447,794
Less:
Cost of goods sold	8,384	7,430	17,595	17,504
License fees and royalties	12,350	10,800	23,531	23,677
Research and development expense:
External research and development	54,319	57,381	109,304	98,870
Internal costs(1)	23,632	18,852	46,912	37,042
Total research and development expense	77,951	76,233	156,216	135,912
Selling, general and administrative	133,507	117,063	259,877	225,054
Interest income, net	(7,243)	(6,359)	(15,144)	(11,865)
Other income	(594)	(386)	(1,183)	(672)
Income tax expense	13,545	3,793	22,337	8,240
Consolidated net income	$26,666	$33,389	$45,653	$49,944

_______________

(1)
Includes personnel expenses and costs allocated to multiple research and development programs, including benefits, information technology, facilities and inventory.

13. Subsequent Event

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including domestic research cost expensing, the business interest expense limitation, and 100% bonus depreciation. ASC Topic 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended September 30, 2025, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA. The results for the three and six months ended June 30, 2025, do not reflect the impact of the OBBBA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this Quarterly Report), the audited financial statements and notes thereto as of and for the year ended December 31, 2024 included with our Annual Report on Form 10-K, filed with the SEC on February 27, 2025 (our Annual Report), and our unaudited condensed consolidated financial statements and related notes thereto as of and for the quarter ended March 31, 2025 included with our Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2025. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from our products and our product candidates, the potential market opportunities for our products and our product candidates, our strategy for the commercialization of our products, our plans for exploring and developing our products for additional indications, the commercialization of DAYBUE or trofinetide in jurisdictions other than the U.S., our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our product candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development milestones and activities involving our products and our product candidates, our strategy for discovering, developing and, if approved, commercializing our product candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, the potential or expected impacts of geopolitical and macroeconomic developments, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “aims,” “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential” “predicts,” “pro forma,” “projects,” “seeks,” “should,” “will,” “would” or similar words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements except as required by law. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on the development and commercialization of innovative medicines that address unmet medical needs in CNS disorders and rare diseases.

We have two core franchises in neuroscience and neuro-rare diseases. Our neuroscience franchise is anchored by the commercial product NUPLAZID (pimavanserin), which is the first and only drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP. Our neuro-rare disease franchise is anchored by the commercial product DAYBUE, which is the first and only drug approved for the treatment of Rett syndrome. Net product sales from these two commercial products totaled $508.9 million for the six months ended June 30, 2025, compared with $447.8 million for the six months ended June 30, 2024.

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

Our most advanced product candidate is ACP-101 (intranasal carbetocin) for the treatment of hyperphagia in Prader-Willi syndrome (PWS), a neuro rare disease. Hyperphagia is an intense persistent sensation of hunger accompanied by food preoccupations, an extreme drive to consume food, food-related behavior problems, and a lack of normal satiety. In November 2023, we initiated the Phase 3 COMPASS PWS study evaluating the efficacy and safety of ACP-101 for the treatment of hyperphagia in PWS for which we completed enrollment in the second quarter of 2025. We expect to report top-line results from this study early in the fourth quarter of 2025. In the event of positive study results, we plan to submit a New Drug Application (NDA) to the FDA in the first quarter of 2026, with the potential for FDA approval in the third quarter of 2026 as a resubmission.

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

We have several product candidates in earlier stages of development for the treatment of CNS disorders and rare diseases. These include ACP-711 for the treatment of essential tremor, with a Phase 2 study expected to begin in 2026; ACP-211 for the treatment of major depressive disorder, for which a Phase 2 study is anticipated to start in the fourth quarter of 2025; and ACP-271, a GPR88 agonist, with a first-in-human study in healthy volunteers planned for the fourth quarter of 2025.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of June 30, 2025, we had an accumulated deficit of $2.2 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may incur operating losses as we incur significant research and development costs and costs for continued commercialization of our products.

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

Cost of Product Sales

Cost of product sales consists of third-party manufacturing costs, freight, duties, and indirect overhead costs associated with sales of our products. Cost of product sales may also include period costs related to certain inventory manufacturing services, excess or obsolete inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances. In addition, cost of product sales may include license fees and royalties. License fees and royalties currently consist of milestone payments capitalized and subsequently amortized under our 2018 license agreement with Neuren. License fees and royalties also include royalties of tiered, escalating, double-digit percentages due to Neuren based upon net sales of DAYBUE.

Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. Thus, the cost of sales as a percentage of net sales of DAYBUE for the three and six months ended June 30, 2025 was affected by use of the initial pre-launch inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of DAYBUE will increase significantly once we commence the sales of full cost inventories.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have focused on pimavanserin, trofinetide, ACP-101, ACP-204 and other earlier-stage product candidates. In connection with the FDA approval of DAYBUE, we are required to conduct post-marketing work, including a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies, and nonclinical in vitro and clinical in vivo drug interaction studies. The FDA has released us from one of the five post-marketing requirements (PMRs). In addition, we have fulfilled two of the five PMRs. Of the remaining two PMRs, we have also completed one and we are awaiting the FDA’s acknowledgement and acceptance of that completed PMR. We will be responsible for all costs incurred for these PMRs. In addition, we expect to incur increased research and development expenses as a result of advancement of our early-stage product candidates.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Costs of external service providers:
NUPLAZID (pimavanserin)	$602	$10,587	$3,706	$21,916
DAYBUE (trofinetide)	9,442	6,770	21,224	11,320
ACP-101	13,365	6,928	23,421	14,068
ACP-204	18,021	16,834	35,571	25,897
Early-stage programs	12,889	10,262	25,382	19,669
Upfront and milestone payments	—	6,000	—	6,000
Subtotal	54,319	57,381	109,304	98,870
Internal costs	19,155	15,103	39,002	29,200
Stock-based compensation	4,477	3,749	7,910	7,842
Total research and development expenses	$77,951	$76,233	$156,216	$135,912

At this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur to support the commercialization of DAYBUE, as well as the further development of our early-stage product candidates. Likewise, we are unable to determine with certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely across our development programs. While our current development efforts are primarily focused on advancing the development of ACP-101, ACP-204 and other early-stage product candidates, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each candidate and our financial position. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of DAYBUE.

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

On July 4, 2025, the OBBBA was signed into law, which enacts substantial changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of earnings before interest, taxes, depreciation, and amortization (EBITDA), and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. We are currently evaluating the impact the new tax law will have on our financial condition and results of operations. The impact of the tax law changes from the OBBBA will be included in our financial statements beginning in the three months ended September 30, 2025.

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

Comparison of the Three Months Ended June 30, 2025 and 2024

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $264.6 million and $242.0 million for the three months ended June 30, 2025 and 2024, respectively.

Net product sales of NUPLAZID were $168.5 million and $157.4 million for the three months ended June 30, 2025 and 2024, respectively. The increase in net product sales of NUPLAZID of $11.1 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price of NUPLAZID in 2025 compared to 2024. Net product sales of DAYBUE were $96.1 million and $84.6 million for the three months ended June 30, 2025 and 2024, respectively. The increase in net product sales of DAYBUE of $11.5 million was due to the growth in DAYBUE unit sales as well as a higher average net selling price of NUPLAZID in 2025 compared to 2024.

Cost of Product Sales

Cost of product sales was $20.7 million and $18.2 million for the three months ended June 30, 2025 and 2024, respectively, or approximately 8% and 8% of net product sales, respectively. Cost of product sales as a percentage of net product sales remained relatively flat during the three months ended June 30, 2025 as compared to the same period of 2024.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of product sales included previously expensed inventories, the total cost of sales with these manufacturing costs included for the three months ended June 30, 2025 would have increased by approximately $1.5 million.

Research and Development Expenses

Research and development expenses increased to $78.0 million for the three months ended June 30, 2025 from $76.2 million for the three months ended June 30, 2024. The increase in research and development expenses was primarily related to increased expenditures for ACP-204 and ACP-101 as well as increased personnel expenses, offset by reduced expenditures for ending studies that took place in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $133.5 million for the three months ended June 30, 2025 from $117.1 million for the three months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily driven by increased expenditures for both DAYBUE and NUPLAZID in the U.S., including the planned expansion of the DAYBUE team.

Comparison of the Six Months Ended June 30, 2025 and 2024

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $508.9 million and $447.8 million for the six months ended June 30, 2025 and 2024, respectively.

Net product sales of NUPLAZID were $328.2 million and $287.3 million for the six months ended June 30, 2025 and 2024, respectively. The increase in net product sales of NUPLAZID of $40.9 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price of NUPLAZID in 2025 compared to 2024. Net product sales of DAYBUE were $180.7 million and $160.5 million for the six months ended June 30, 2025 and 2024, respectively. The increase in net product sales of DAYBUE of $20.2 million was primarily due to the growth in DAYBUE unit sales.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2025 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2024	$11,883	$(114)	$148,106	$159,875
Provision related to current period sales	69,330	3,509	90,014	162,853
Credits/payments for current period sales	(52,559)	(4,365)	(22,608)	(79,532)
Credits/payments for prior period sales	(11,883)	114	(24,548)	(36,317)
Balance as of June 30, 2025	$16,771	$(856)	$190,964	$206,879

Cost of Product Sales

Cost of product sales was $41.1 million and $41.2 million for the six months ended June 30, 2025 and 2024, respectively, or approximately 8% and 9% of net product sales, respectively. Cost of product sales as a percentage of net product sales remained relatively flat during the six months ended June 30, 2025 as compared to the same period of 2024.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. Prior to receiving FDA approval for DAYBUE in March 2023, we manufactured inventory and recorded approximately $29.9 million related to the zero cost inventory as research and development expense. Utilizing the actual direct costs to manufacture DAYBUE prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the six months ended June 30, 2025 would have increased by approximately $4.4 million. We do not expect our cost of product sales for DAYBUE to increase significantly as a percentage of net product sales in future periods as we continue to produce inventory for future sales. We expect to finish selling the zero cost inventories of DAYBUE in 2025.

Subsequent to using our entire zero cost inventories, we estimate our overall cost of product sales as a percentage of total net product sales will be in the range of a mid-single digit to high single digit percentage.

Research and Development Expenses

Research and development expenses increased to $156.2 million for the six months ended June 30, 2025 from $135.9 million for the six months ended June 30, 2024. The increase in research and development expenses was mainly related to increased expenditures for ACP-204 and ACP-101 as well as increased personnel expenses, offset by reduced expenditures for ending studies that took place in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $259.9 million for the six months ended June 30, 2025 from $225.1 million for the six months ended June 30, 2024. The increase in selling, general and administrative expenses was primarily driven by costs related to our consumer activation program to support NUPLAZID and the planned expansion of the DAYBUE team.

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

Cash Flows

At June 30, 2025, we had $762.0 million in cash, cash equivalents, and investment securities, compared to $756.0 million at December 31, 2024. This $6.0 million increase was due to cash provided by operating activities offset by material cash payments made to Neuren, including for one third of the net proceeds ($48.8 million) from our sale of the PRV and the annual net sales milestone ($50 million) as our aggregate net revenue of trofinetide in North America for the treatment of Rett syndrome exceeded $250.0 million in 2024. Net cash provided by operating activities totaled $84.3 million for the six months ended June 30, 2025 compared to $54.1 million for the six months ended June 30, 2024. This increase in cash provided by operations primarily resulted from the increase in product revenue partially offset by an increase in our research and development cost and selling, general and administrative cost.

Net cash used in investing activities increased to $167.3 million for the six months ended June 30, 2025 compared to $70.2 million for the six months ended June 30, 2024. The increase in net cash used in investing activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to increased net purchases of investment securities.

Net cash provided by financing activities increased to $17.8 million for the six months ended June 30, 2025 compared to $4.6 million for the six months ended June 30, 2024. This increase in net cash provided by financing activities for the six months ended June 30, 2025 was attributable primarily to an increase in proceeds resulting from the exercise of employee stock options and awards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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
•
If we do not obtain regulatory approval of trofinetide outside North America, we will not be able to market trofinetide outside North America, which will limit our trofinetide commercial revenues.
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
•
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
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

If we do not obtain regulatory approval of trofinetide outside North America, we will not be able to market trofinetide outside North America, which will limit our trofinetide commercial revenues.

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

Our products are subject to ongoing regulatory requirements that could cause us significant expense and delay or limit our ability to generate sales revenues.*

In connection with the FDA approval of DAYBUE, we agreed to the following post-marketing requirements (PMRs): a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies and nonclinical in vitro and clinical in vivo drug interaction studies. The FDA has released us from one of the five PMRs. In addition, we have fulfilled two of the five PMRs. Of the remaining two PMRs, we have completed one and are awaiting the FDA’s acknowledgement and acceptance. The results of any post-marketing study may cause the FDA to update the label, request additional studies and/or require risk mitigation plans.

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

Drug development is a long, expensive and unpredictable process with a high risk of failure, and there is no guarantee that our products or product candidates will be successful in ongoing or future clinical trials or obtain regulatory approval.*

Preclinical testing and clinical trials are long, expensive and unpredictable processes that can be subject to delays. Preliminary, initial, top-line or interim results of clinical trials do not necessarily predict final results and such results may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final results. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials. Of the large number of product candidates in development, only a small percentage result in the submission of an NDA to the FDA or comparable regulatory filing to regulatory authorities in other jurisdictions, and even fewer are approved for marketing. Even if clinical trials are completed, we or our collaborators may not submit applications for required authorizations to manufacture and/or market potential products or any such application may not be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all.

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

With the completion of the Pediatric Phase 2 Trial, we believe we now have completed the FDA’s requirements to qualify for a pediatric exclusivity for pimavanserin. However, there is no assurance that the FDA will confirm that such requirements have been met and that the pediatric exclusivity will be granted.

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

We are currently conducting several studies with our product candidates. Drug development is a long, expensive and unpredictable process. Even if we do successfully complete clinical trials, those results are not necessarily predictive of results of additional trials that may be needed before a marketing application may be submitted to regulatory authorities. If we are unable to develop, or obtain marketing approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue and our business operations and financial performance may be materially and adversely affected.

Expanded access or compassionate use programs could subject us to additional risks.

We currently provide and may provide in the future access to unapproved products or product candidates outside of clinical trials through expanded access or compassionate use programs (sometimes referred to as named patient or right to try programs). These patients generally have life-threatening or severe illnesses for which there are no alternative therapies or they have exhausted all other available therapies, and unapproved products or product candidates may be provided to eligible patients based upon the request of healthcare professionals as allowed by country specific laws and regulations. There are a number of risks that we may face as a result of our expanded access or compassionate use programs. For example, the risk for serious adverse events in certain of these patient populations is high, which, if those adverse events are determined (or perceived) to be drug-related, could have a negative impact on the safety profile of our products and product candidates and cause significant delays, result in an inability to successfully commercialize our products and materially harm our business.

In certain jurisdictions, we may provide our product for a charge, and in others, we may be required to provide our products free of charge if we participate in expanded access or compassionate use programs. In other jurisdictions we may be required to return some or all of the revenue we may generate through our expanded access or compassionate use programs if the appropriate foreign regulatory authority ultimately does not approve our products or product candidates for marketing in the jurisdiction of our expanded access or compassionate use programs. If this were to occur, it could materially and adversely affect our business operations and financial performance.

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

We have a history of net losses and we may not be able to predict the extent of future losses.*

We have experienced significant net losses since our inception. As of June 30, 2025, we had an accumulated deficit of approximately $2.2 billion. We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. Thus, our future operating results, profitability and other financial metrics may fluctuate from period to period, and we will need to generate significant revenues to achieve and maintain profitability and/or positive cash flow on a sustained basis.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation referred to as the OBBBA enacted in 2025, along with prior U.S. federal tax reform legislation, enacted many significant changes to the U.S. taxation of business entities, including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under prior legislation to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We are evaluating the potential impacts this and other changes under the OBBBA may have on our business. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our pharmaceutical products, and for the advancement of our preclinical and clinical development programs. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

We source significant quantities of active pharmaceutical ingredients (APIs), precursor chemicals, and specialized equipment from international suppliers, with substantial reliance on foreign manufacturers, including China. Tariff policies, particularly those affecting China and pharmaceutical products, could materially increase our costs and reduce our profitability, including as a result of our inability to adjust pricing in formulary-based markets. Recent and potential future changes in international trade policies, including U.S.-China trade relations and pharmaceutical-specific tariffs, present material risks to our operations and financial performance.

Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. For example, the Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Unlike consumer goods, pharmaceuticals face unique regulatory, technology and capacity constraints that make rapid supply chain adjustments particularly difficult and costly. Should the current tariffs hold or additional tariffs be imposed specifically targeting pharmaceutical imports, our production costs could rise significantly, and it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources typically requires substantial lead time and substantial investment and regulatory approvals. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations and to our CMOs’ long term capital investment plans. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. Many of our products are included in formularies with pricing established through annual or multi-year contracts with commercial, third-party payors and pharmacy benefit managers, and reimbursement methodologies established by government programs, such as Medicare and Medicaid. These arrangements typically include fixed pricing terms that were determined prior to the implementation of the recently announced tariffs and well ahead of payors’ fiscal cycles (typically 12-18 months ahead of a calendar year). As a result, and depending on their timing and scope, tariff-induced cost increases may be difficult or impossible to pass through to customers until the 2027 calendar year at the earliest, perhaps even a year later.

Current or future tariffs will also result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the fiscal year ended 2024.

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA. On July 4, 2025, the OBBBA was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Further, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect through 2032 unless additional Congressional action is taken.

An expansion in the government’s role in the U.S. healthcare industry may increase existing congressional or governmental agency scrutiny on price increases, such as the ones we have implemented for NUPLAZID, cause general downward pressure on the prices of prescription drug products, lower reimbursements for providers using our products, reduce product utilization and adversely affect our business and results of operations. There have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare (the Medicare Drug Price Negotiation Program) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Based upon the current law, we believe that 2029 is the earliest year NUPLAZID could be subject to a negotiated price, as we expect to apply and qualify for the small biotech exception, which provides an exemption from selection until 2027 (for initial price negotiation in 2029). In 2029, we expect that the negotiated price for NUPLAZID would be constrained as we qualify as a “specified small manufacturer” and will receive the discount phase-in for NUPLAZID in years 2029 and 2030. Under the current law, more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program each year. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Further, the overall funding of certain government programs such as Medicaid and Medicare is uncertain and there is no guarantee that funds approved by the U.S. Congress will be made available by the current administration. We expect additional health reform measures may be implemented in the future, particularly in light of the recent U.S. Presidential and Congressional elections.

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example: (1) directives to reduce agency workforce, program cuts; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the IRA and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. In the event Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to the products that we commercialize outside of the U.S., our revenue opportunities may be adversely affected, as our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the U.S. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 2, 2025 to July 31, 2025, the closing price of our common stock has ranged from a low of $14.10 per share to a high of $23.83 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has been brought against that company. For example, we, and certain of our current and former officers and directors, are subject to numerous lawsuits related to prior statements about NUPLAZID and our sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with DRP, as described in “Legal Proceedings”. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation has resulted in additional costs in the past and could result in further substantial costs and diversion of our management’s attention and resources in the future, which could have a material adverse effect on our business, operating results or financial condition.

If we or our stockholders sell substantial amounts of our common stock, the market price of our common stock may decline.*

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights. Under the registration rights agreement, we have agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended (the Securities Act), we would be obligated to effect such registration. On May 23, 2025, the SEC declared effective a registration statement that we filed on May 9, 2025 covering the sale of up to 43,576,075 shares of our common stock, which includes 492,407 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of April 30, 2025, and which represented approximately 26 percent of our outstanding shares at the time. Our registration obligations under this registration rights agreement, which cover all shares now held or later acquired by the Baker Entities, will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities sell a large number of our shares, or the market perceives that the Baker Entities intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We also may elect to sell from time to time an indeterminate number of shares on our own behalf pursuant to a registration statement or in a private placement. Our stock price may decline as a result of the sale of the shares of our common stock included in any of these registration statements or future financings.

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

ITEM 5. OTHER INFORMATION

During the Company’s last fiscal quarter, the following officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

•
On May 19, 2025, Mark C. Schneyer, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 64,625 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from August 18, 2025 until August 18, 2026, or earlier if and when all transactions under the trading arrangement are completed.

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

10.1	Non-Employee Director Compensation Policy, effective April 14, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 8, 2025).

10.2[a]	Lease and Lease Agreement, dated May 15, 2025, between the Company and 210 Associates Limited Partnership.

10.3[a]	Amendment No. 1 to Lease and Lease Agreement, dated May 15, 2025, between the Company and Boston Properties Limited Partnership.

10.4	Forms of Standard Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Inducement Plan.

10.5	Forms of Standard Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 6, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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

Acadia Pharmaceuticals Inc.

Date: August 6, 2025	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)