Form 10-Q
period 2025-09-30
ACADIA PHARMACEUTICALS INC
filed 2025-11-06
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of registrant’s common stock outstanding as of the close of business on October 29, 2025:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	169,181,817

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$257,996	$319,589
Investment securities, available-for-sale	589,023	436,404
Accounts receivable, net	115,850	98,739
Interest and other receivables	23,588	5,956
Inventory	29,097	21,949
Prepaid expenses	60,868	55,681
Total current assets	1,076,422	938,318
Property and equipment, net	3,708	4,215
Operating lease right-of-use assets	49,673	46,571
Intangible assets, net	111,615	119,782
Restricted cash	9,471	8,770
Long-term inventory	76,888	69,741
Other assets	2,994	359
Total assets	$1,330,771	$1,187,756
Liabilities and stockholders’ equity
Accounts payable	$21,747	$16,192
Accrued liabilities	334,837	378,678
Total current liabilities	356,584	394,870
Operating lease liabilities	43,026	42,037
Other long-term liabilities	13,889	18,056
Total liabilities	413,499	454,963
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at September 30, 2025 and December 31, 2024; 169,146,043 shares and 166,708,856 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	3,003,221	2,936,871
Accumulated deficit	(2,086,954)	(2,204,386)
Accumulated other comprehensive income	989	292
Total stockholders’ equity	917,272	732,793
Total liabilities and stockholders’ equity	$1,330,771	$1,187,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Product sales, net	$278,633	$250,401	$787,516	$698,195
Total revenues	278,633	250,401	787,516	698,195
Operating expenses
Cost of product sales	21,647	18,857	62,773	60,038
Research and development	87,829	66,606	244,045	202,518
Selling, general and administrative	133,401	133,294	393,278	358,348
Total operating expenses	242,877	218,757	700,096	620,904
Income from operations	35,756	31,644	87,420	77,291
Interest income, net	8,246	6,586	23,390	18,451
Other income	593	576	1,775	1,248
Income before income taxes	44,595	38,806	112,585	96,990
Income tax (benefit) expense	(27,184)	6,041	(4,847)	14,281
Net income	$71,779	$32,765	$117,432	$82,709
Earnings per share:
Basic	$0.43	$0.20	$0.70	$0.50
Diluted	$0.42	$0.20	$0.69	$0.50
Weighted average common shares outstanding:
Basic	168,836	165,974	167,837	165,443
Diluted	170,650	166,178	169,156	166,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$71,779	$32,765	$117,432	$82,709
Other comprehensive income (loss):
Unrealized gain on investment securities	598	1,239	693	868
Foreign currency translation adjustments	(15)	(42)	4	(34)
Comprehensive income	$72,362	$33,962	$118,129	$83,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$117,432	$82,709
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	38,900	56,599
Amortization of premiums and accretion of discounts on investment securities	(4,754)	(6,487)
Amortization of intangible assets	8,167	9,975
Depreciation	669	694
Changes in operating assets and liabilities:
Accounts receivable, net	(17,111)	58
Interest and other receivables	(17,626)	(8,071)
Inventory	(13,305)	(45,126)
Prepaid expenses	(5,187)	(12,459)
Other assets	(2,006)	117
Operating lease right-of-use assets	6,471	5,124
Accounts payable	5,555	1,538
Accrued liabilities	49,126	40,285
Operating lease liabilities	(3,597)	(7,793)
Long-term liabilities	(4,167)	175
Net cash provided by operating activities	158,567	117,338
Cash flows from investing activities
Purchases of investment securities	(534,951)	(369,333)
Sale and maturity of investment securities	387,779	216,715
Intangible assets	(98,838)	—
Purchases of property and equipment	(685)	(70)
Net cash used in investing activities	(246,695)	(152,688)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	27,217	4,876
Net cash provided by financing activities	27,217	4,876
Effect of exchange rate changes on cash	19	(34)
Net decrease in cash, cash equivalents and restricted cash	(60,892)	(30,508)
Cash, cash equivalents and restricted cash
Beginning of period	328,359	194,427
End of period	$267,467	$163,919
Supplemental disclosure of noncash information:
Accrued inventory purchases	$863	$760
Accrued milestone and contingent payments in connection with asset acquisition	$—	$50,000
Stock based compensation capitalized	$233	$407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total stockholders’ equity, beginning balances	$822,382	$516,700	$732,793	$431,755
Common stock:
Beginning balance	16	16	16	16
Ending balance	16	16	16	16
Additional paid-in capital:
Beginning balance	2,980,693	2,897,916	2,936,871	2,862,552
Issuance of common stock from exercise of stock options and units	9,423	268	23,943	1,384
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,274	3,492
Stock-based compensation	13,105	26,250	39,133	57,006
Ending balance	3,003,221	2,924,434	3,003,221	2,924,434
Accumulated deficit:
Beginning balance	(2,158,733)	(2,380,893)	(2,204,386)	(2,430,837)
Net income	71,779	32,765	117,432	82,709
Ending balance	(2,086,954)	(2,348,128)	(2,086,954)	(2,348,128)
Other comprehensive income (loss):
Beginning balance	406	(339)	292	24
Other comprehensive income	583	1,197	697	834
Ending balance	989	858	989	858

Total stockholders’ equity, ending balances	$917,272	$577,180	$917,272	$577,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Acadia Pharmaceuticals Inc. (the Company), based in San Diego, California, is a biopharmaceutical company focused on turning scientific promise into meaningful innovation that makes the difference for underserved neurological and rare disease communities around the world.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$319,589	$257,996	$188,657	$155,149
Restricted cash	8,770	9,471	5,770	8,770
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$328,359	$267,467	$194,427	$163,919

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of September 30, 2025, the Company determined that an allowance for credit loss was not required.

Revenues

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, all of which are sales in North America. Revenues by product are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NUPLAZID	$177,530	$159,186	$505,730	$446,518
DAYBUE	101,103	91,215	281,786	251,677
Product sales, net	$278,633	$250,401	$787,516	$698,195

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

Pursuant to the license agreement with Neuren Pharmaceuticals Limited (Neuren), the Company has capitalized a total of $138.8 million as intangible assets following the FDA approval, sale of DAYBUE and sale of a Rare Pediatric Disease Priority Review Voucher (PRV), as disclosed in Note 9. The intangible assets are amortized on a straight-line basis over the estimated useful life of the licensed patents through early 2036. The Company recorded total amortization expense related to these intangible assets of $2.7 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded total amortization expense related to these intangible assets of $8.2 million and $10.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, estimated future amortization expense related to the Company’s intangible assets was $2.7 million for the remainder of 2025, and $10.9 million for each subsequent year.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales as revenue from product sales is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible the assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the three and nine months ended September 30, 2025 and 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income - basic and diluted	$71,779	$32,765	$117,432	$82,709
Weighted average shares outstanding:
Basic	168,836	165,974	167,837	165,443
Effect of potentially dilutive common shares from:
Equity awards	1,709	154	1,235	623
Employee stock purchase plan rights	105	50	84	70
Diluted	170,650	166,178	169,156	166,136

Earnings per share:
Basic	$0.43	$0.20	$0.70	$0.50
Diluted	$0.42	$0.20	$0.69	$0.50

Potentially dilutive shares excluded from per share amounts as their effect would have been anti-dilutive	15,856	20,218	17,990	18,444

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of product sales	$372	$383	$724	$898
Research and development	4,312	3,863	12,222	11,705
Selling, general and administrative	8,496	21,918	25,954	43,996
	$13,180	$26,164	$38,900	$56,599

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

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$25,028	$20,461
Work in process	3,175	1,488
Raw material	77,782	69,741
	$105,985	$91,690
Reported as:
Inventory	$29,097	$21,949
Long-term inventory	76,888	69,741
Total	$105,985	$91,690

Amount reported as long-term inventory primarily consists of raw materials as of September 30, 2025 and December 31, 2024.

Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued sales allowances	$215,742	$148,280
Accrued compensation and benefits	37,813	36,551
Accrued consulting and professional fees	29,813	27,435
Accrued research and development services	23,802	27,181
Current portion of lease liabilities	11,783	9,958
Accrued royalties	10,883	11,608
Accrued contingent payments	—	102,262
Other	5,001	15,403
	$334,837	$378,678

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$406,208	$1,024	$(25)	$407,207
Government sponsored enterprise securities	181,758	143	(85)	181,816
	$587,966	$1,167	$(110)	$589,023

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$245,584	$319	$—	$245,903
Government sponsored enterprise securities	190,452	157	(108)	190,501
	$436,036	$476	$(108)	$436,404

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

	September 30, 2025	December 31, 2024
One year or less	51%	79%
After one year but within two years	49%	21%
Total	100%	100%

At each of September 30, 2025 and December 31, 2024, the Company had 17 available-for-sale investment securities in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2025
U.S. Treasury notes	$46,874	$(25)	$—	$—	$46,874	$(25)
Government sponsored enterprise securities	86,618	(85)	—	—	86,618	(85)
Total	$133,492	$(110)	$—	$—	$133,492	$(110)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2024
Government sponsored enterprise securities	$84,390	$(108)	$—	$—	$84,390	$(108)
Total	$84,390	$(108)	$—	$—	$84,390	$(108)

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

As of September 30, 2025, the Company did not intend to sell the investments in unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at September 30, 2025.

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

The Company’s cash equivalents, available-for-sale investment securities and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2025 and December 31, 2024.

The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s financial assets and liabilities measured at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$155,844	$155,844	$—	$—
U.S. Treasury notes	407,207	407,207	—	—
Government sponsored enterprise securities	181,816	—	181,816	—
Total	$744,867	$563,051	$181,816	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$151,555	$151,555	$—	$—
U.S. Treasury notes	245,903	245,903	—	—
Government sponsored enterprise securities	190,501	—	190,501	—
Total	$587,959	$397,458	$190,501	$—

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

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the 2024 Plan) became effective upon approval of the stockholders in May 2024. The 2024 Plan permits the grant of awards to employees, non-employee directors and consultants. In addition, the 2024 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. The 2024 Plan provides that, with limited exceptions, no award will vest until at least 12 months following the date of grant of the award; provided, however, that up to 5% of the aggregate number of shares that may be issued under the 2024 Plan may be subject to awards which do not meet such vesting requirements. The maximum term of any stock option or stock appreciation right awards under 2024 Plan is ten years. All shares that remained eligible for grant under the Company’s 2010 Equity Incentive Plan and 2023 Inducement Plan at the time of approval of the 2024 Plan were transferred to the 2024 Plan. At September 30, 2025, there were 12,514,743 shares of common stock available for new grants under the 2024 Plan.

2024 Inducement Plan

The Board adopted the Company’s 2024 Inducement Plan (Inducement Plan) in September 2024. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the 2024 Plan. The maximum number of shares of Company common stock that may be issued under the Inducement Plan is 2,400,000 shares. At September 30, 2025, there were 181,252 shares available for new grants.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of September 30, 2025, the Company may be required to make milestone payments up to $3.5 billion in the aggregate for candidates in its pipeline.

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

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. A bench trial was conducted from December 3, 2024 to December 6, 2024 in the matter. Post-trial briefing was completed on February 12, 2025. On June 9, 2025, the District Court issued a final judgement the Company’s favor that Aurobindo’s ANDA infringes the asserted Nuplazid patent and that the defendants failed to demonstrate such patent is invalid. On June 16, 2025, MSN and Aurobindo filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered on June 9, 2025. Briefing is scheduled to be completed on December 5, 2025.

On February 14, 2025, the Company filed a complaint against Zydus Lifesciences Limited, Zydus Worldwide DMCC, and Zydus Pharmaceuticals (USA) Inc. (collectively “Zydus”) in the United States District Court for the District of Delaware, alleging infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID (Pimavanserin) by Zydus’ proposed 34 mg pimavanserin tablet product. The case is scheduled for trial commencing November 2, 2026.

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned City of Birmingham Relief Retirement Systems v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s then-current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. The parties concluded discovery on September 24, 2025. The deadline for all pretrial motions is November 12, 2025. Remaining pretrial deadlines will be determined pending the Court’s rulings on the parties’ pretrial motions.

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

Derivative Suit

On December 15, 2023, a purported stockholder of the Company filed a derivative action (captioned Kanner et al v. Biggar et al., Case No. 23-cv-2293) in the U.S. District Court for the Southern District of California against certain of the Company’s current directors. The Company is named as a nominal defendant. The complaint is based on the same alleged misconduct as the Securities Class Action, and asserts state law claims, on behalf of the Company, against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and insider trading. The complaint also asserts federal claims under sections 10(b), 21D, and 14(a) of the Securities Exchange Act of 1934, as amended. On December 27, 2023, the action was reassigned to District Judge William Q. Hayes and Magistrate Judge Michael S. Berg due to its relation to the Securities Class Action. On January 30, 2024, the parties jointly requested a stay of the action. The Court granted that request and the action was stayed on February 20, 2024, pending the outcome of our Demand Review Committee’s investigation into the underlying claims. The stay was briefly lifted on September 5, 2025 but reinstated on October 17, 2025 and remains in place.

Given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.3 years to 5.7 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$3,531	$2,656	$11,439	$8,293
Operating sublease income	(594)	(577)	(1,777)	(1,247)
Net operating lease cost	$2,937	$2,079	$9,662	$7,046

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,053	$2,670	$8,921	$7,753
Right-of-use assets obtained in exchange for operating lease obligations:	894	(6,662)	9,573	(2,478)

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	September 30, 2025	December 31, 2024
Operating lease liabilities
Current portion included in accrued liabilities	$11,783	$9,958
Operating lease liabilities	43,026	42,037
Total operating lease liabilities	$54,809	$51,995

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2025	$3,193
Years ending December 31,
2026	11,912
2027	11,888
2028	11,413
2029	10,940
Thereafter	12,588
Total lease payments	61,934
Less:
Imputed interest	(7,125)
Total operating lease liabilities	$54,809

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2025, the weighted average remaining lease term was 5.4 years and the weighted average discount rate used to determine the operating lease liability was 4.9%.

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

In May 2025, the Company entered into an agreement to lease the 2nd and a portion of the 3rd floors of corporate office space in Princeton, New Jersey (the New Princeton Lease) with total minimum lease payments of $24.5 million over an initial term of 12 years and 2 months. As of September 30, 2025, the New Princeton Lease had not yet commenced. This operating lease is expected to commence around the first quarter of 2026, but may commence earlier if the lessor makes the space available for use earlier than anticipated. In connection with this New Princeton Lease agreement, the Company established a letter of credit for $0.6 million, which has automatic annual extensions and is fully secured by restricted cash. The current Princeton office lease will terminate five days after the commencement of the New Princeton Lease.

11. Income Taxes

For the three months ended September 30, 2025 and 2024, the Company recognized an income tax benefit of $27.2 million on a pre-tax income of $44.6 million and income tax expense of $6.0 million on a pre-tax income of $38.8 million, respectively, resulting in effective tax rates of -61.0% and 15.5%, respectively. The effective tax rate for the three months ended September 30, 2025 varies from the U.S. federal statutory tax rate of 21% primarily due to the consideration of the One Big Beautiful Bill Act (OBBBA) enacted in the third quarter of 2025 which is expected to result in a significant reduction to the current taxable income, offset by valuation allowance, and a tax benefit recognized during the third quarter of 2025 to reflect the filing of an accounting method change included in the 2024 federal and state tax return filings. The tax benefit was offset by foreign tax expense. The effective tax rate for the three months ended September 30, 2024 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

For the nine months ended September 30, 2025 and 2024, the Company recognized an income tax benefit of $4.8 million on a pre-tax income of $112.6 million and income tax expense of $14.3 million on a pre-tax income of $97.0 million, respectively, resulting in effective tax rates of -4.3% and 14.7%, respectively. The effective tax rate for the nine months ended September 30, 2025 varies from the U.S. federal statutory tax rate of 21% primarily due to the consideration of the OBBBA which is expected to result in a significant reduction to the current taxable income, offset by valuation allowance, and a tax benefit recognized during the third quarter of 2025 to reflect the filing of an accounting method change included in the 2024 federal and state tax return filings. The tax benefit was offset by foreign tax expense. The effective tax rate for the nine months ended September 30, 2024 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

12. Segment Reporting

Substantially all revenues from the three and nine months ended September 30, 2025 were generated from customers in North America. All revenues for the three and nine months ended September 30, 2024 were generated from customers in North America. The following table illustrates reported segment revenue, segment profit and significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NUPLAZID net revenue	$177,530	$159,186	$505,730	$446,518
DAYBUE net revenue	101,103	91,215	281,786	251,677
Total revenues	278,633	250,401	787,516	698,195
Less:
Cost of goods sold	8,041	7,357	25,636	24,861
License fees and royalties	13,606	11,500	37,137	35,177
Research and development expense:
External research and development	60,153	48,137	169,457	141,007
Internal costs(1)	24,676	17,969	71,588	55,011
Upfront and milestone payments	3,000	500	3,000	6,500
Total research and development expense	87,829	66,606	244,045	202,518
Selling, general and administrative	133,401	133,294	393,278	358,348
Interest income, net	(8,246)	(6,586)	(23,390)	(18,451)
Other income	(593)	(576)	(1,775)	(1,248)
Income tax (benefit) expense	(27,184)	6,041	(4,847)	14,281
Consolidated net income	$71,779	$32,765	$117,432	$82,709

_______________

(1)
Includes personnel expenses and costs allocated to multiple research and development programs, including benefits, information technology, facilities and inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this Quarterly Report), the audited financial statements and notes thereto as of and for the year ended December 31, 2024 included with our Annual Report on Form 10-K, filed with the SEC on February 27, 2025 (our Annual Report), our unaudited condensed consolidated financial statements and related notes thereto as of and for the quarter ended March 31, 2025 included with our Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2025, and our unaudited condensed consolidated financial statements and related notes thereto as of and for the quarter ended June 30, 2025 included with our Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2025. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Overview

Background

We are a biopharmaceutical company focused on turning scientific promise into meaningful innovation that makes the difference for underserved neurological and rare disease communities around the world.

We have two core franchises in neuroscience and neuro-rare diseases. Our neuroscience franchise is anchored by the commercial product NUPLAZID (pimavanserin), which is the first and only drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP. Our neuro-rare disease franchise is anchored by the commercial product DAYBUE, which is the first and only drug approved for the treatment of Rett syndrome. Net product sales from these two commercial products totaled $787.5 million for the nine months ended September 30, 2025, compared with $698.2 million for the nine months ended September 30, 2024.

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

Until September 2025 we had been developing the product candidate ACP-101 (intranasal carbetocin) for the treatment of hyperphagia in Prader-Willi syndrome (PWS), a neuro rare disease. In September 2025, we announced top-line results from our COMPASS PWS study, a Phase 3 study evaluating the efficacy and safety of ACP-101 for the treatment of hyperphagia in PWS. In the study, ACP-101 did not demonstrate a statistically significant improvement over placebo on the study’s primary endpoint, change from baseline to Week 12 on the Hyperphagia Questionnaire for Clinical Trials (HQ-CT), nor was there separation from placebo on any secondary endpoint. The safety and tolerability profile of ACP-101 was consistent with previous clinical trials, showing a low rate of adverse events. As a result, we do not intend to investigate ACP-101 any further.

Our most advanced current product candidate is ACP-204 for the treatment of Alzheimer’s disease psychosis (ADP) and Lewy Body Dementia with Psychosis (LBDP). In November 2023, we initiated a Phase 2 study evaluating the efficacy and safety of ACP-204 for the treatment of hallucinations and delusions associated with ADP. We initiated an additional Phase 2 study of ACP-204 in LBDP in September 2025.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of September 30, 2025, we had an accumulated deficit of $2.1 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may incur operating losses as we incur significant research and development costs and costs for continued commercialization of our products.

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

Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. Thus, the cost of sales as a percentage of net sales of DAYBUE for the three and nine months ended September 30, 2025 was affected by use of the initial pre-launch inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of DAYBUE will increase significantly once we commence the sales of full cost inventories.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have focused on pimavanserin, trofinetide, ACP-204 and other earlier-stage product candidates. In connection with the FDA approval of DAYBUE, we are required to conduct post-marketing work, including a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies, and nonclinical in vitro and clinical in vivo drug interaction studies. The FDA has released us from one of the five post-marketing requirements (PMRs). In addition, we have fulfilled three of the five PMRs. We will be responsible for all costs incurred for these PMRs. In addition, we expect to incur increased research and development expenses as a result of advancement of our early-stage product candidates.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Costs of external service providers:
NUPLAZID (pimavanserin)	$—	$7,953	$3,706	$29,869
DAYBUE (trofinetide)	8,160	9,270	29,384	20,590
ACP-101	16,119	8,144	39,540	22,212
ACP-204	22,847	12,368	58,418	38,265
Early-stage programs	13,027	10,402	38,409	30,071
Upfront and milestone payments	3,000	500	3,000	6,500
Subtotal	63,153	48,637	172,457	147,507
Internal costs	20,364	14,106	59,366	43,306
Stock-based compensation	4,312	3,863	12,222	11,705
Total research and development expenses	$87,829	$66,606	$244,045	$202,518

At this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur to support the commercialization of DAYBUE, as well as the further development of our early-stage product candidates. Likewise, we are unable to determine with certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely across our development programs. While our current development efforts are primarily focused on advancing the development of ACP-204 and other early-stage product candidates, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each candidate and our financial position. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of DAYBUE.

We expect our research and development expenses will continue to be substantial as we conduct studies pursuant to our PMRs and pursue the further development of ACP-204 and other early-stage product candidates. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

On July 4, 2025, President Trump signed into law the OBBBA. The OBBBA made permanent key elements of the Tax Cuts and Jobs Act, including domestic research cost expensing, the business interest limitation, and 100% bonus depreciation. We evaluated the enacted effects of the legislation on our estimated annual effective tax rate and cash tax position. We expect to realize significant cash tax savings in tax year 2025 as we are no longer required to capitalize our domestic research and experimental costs under Section 174 of the Internal Revenue Code beginning with the tax year ending December 31, 2025. As a result of the full valuation allowance against the U.S. deferred tax assets, the U.S. current tax savings from the OBBBA impacted our tax expense recorded in the three and nine months ended September 30, 2025.

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

Comparison of the Three Months Ended September 30, 2025 and 2024

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $278.6 million and $250.4 million for the three months ended September 30, 2025 and 2024, respectively.

Net product sales of NUPLAZID were $177.5 million and $159.2 million for the three months ended September 30, 2025 and 2024, respectively. The increase in net product sales of NUPLAZID of $18.3 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price of NUPLAZID in 2025 compared to 2024. Net product sales of DAYBUE were $101.1 million and $91.2 million for the three months ended September 30, 2025 and 2024, respectively. The increase in net product sales of DAYBUE of $9.9 million was due to the growth in DAYBUE unit sales as well as a higher average net selling price of DAYBUE in 2025 compared to 2024.

Cost of Product Sales

Cost of product sales was $21.6 million and $18.9 million for the three months ended September 30, 2025 and 2024, respectively, or approximately 8% and 8% of net product sales, respectively. Cost of product sales as a percentage of net product sales remained relatively flat during the three months ended September 30, 2025 as compared to the same period of 2024.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. If cost of product sales included previously expensed inventories, the total cost of sales with these manufacturing costs included for the three months ended September 30, 2025 would have increased by approximately $0.4 million.

Research and Development Expenses

Research and development expenses increased to $87.8 million for the three months ended September 30, 2025 from $66.6 million for the three months ended September 30, 2024. The increase in research and development expenses was primarily related to increased expenditures for ACP-204 and ACP-101 as well as increased personnel expenses, offset by reduced expenditures for ending studies that took place in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $133.4 million for the three months ended September 30, 2025 from $133.3 million for the three months ended September 30, 2024. Selling, general and administrative remained relatively flat during the three months ended September 30, 2025 as compared to the same period of 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $787.5 million and $698.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Net product sales of NUPLAZID were $505.7 million and $446.5 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in net product sales of NUPLAZID of $59.2 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price of NUPLAZID in 2025 compared to 2024. Net product sales of DAYBUE were $281.8 million and $251.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in net product sales of DAYBUE of $30.1 million was primarily due to the growth in DAYBUE unit sales.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2025 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2024	$11,883	$(114)	$148,106	$159,875
Provision related to current period sales	105,027	5,105	140,348	250,480
Credits/payments for current period sales	(91,099)	(5,105)	(46,623)	(142,827)
Credits/payments for prior period sales	(11,883)	114	(26,348)	(38,117)
Balance as of September 30, 2025	$13,928	$—	$215,483	$229,411

Cost of Product Sales

Cost of product sales was $62.8 million and $60.0 million for the nine months ended September 30, 2025 and 2024, respectively, or approximately 8% and 9% of net product sales, respectively. Cost of product sales as a percentage of net product sales remained relatively flat during the nine months ended September 30, 2025 as compared to the same period of 2024.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. Prior to receiving FDA approval for DAYBUE in March 2023, we manufactured inventory and recorded approximately $29.9 million related to the zero cost inventory as research and development expense. Utilizing the actual direct costs to manufacture DAYBUE prior to receiving FDA approval, had the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the nine months ended September 30, 2025 would have increased by approximately $4.7 million. We do not expect our cost of product sales for DAYBUE to increase significantly as a percentage of net product sales in future periods as we continue to produce inventory for future sales. We expect to finish selling the zero cost inventories of DAYBUE in 2025.

Subsequent to using our entire zero cost inventories, we estimate our overall cost of product sales as a percentage of total net product sales will be in the range of a mid-single digit to high single digit percentage.

Research and Development Expenses

Research and development expenses increased to $244.0 million for the nine months ended September 30, 2025 from $202.5 million for the nine months ended September 30, 2024. The increase in research and development expenses was mainly related to increased expenditures for ACP-204 and ACP-101 as well as increased personnel expenses, offset by reduced expenditures for ending studies that took place in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $393.3 million for the nine months ended September 30, 2025 from $358.3 million for the nine months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily driven by costs related to our consumer activation program to support NUPLAZID and the planned expansion of the DAYBUE team.

Liquidity and Capital Resources

We have funded our operations primarily with revenues from sales of our products since their approvals, and through sales of our equity securities and interest income. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spending required for our ongoing and planned commercial activities for our products, our ongoing and planned development activities for ACP-204 as a treatment for ADP and LBDP, studies to be conducted pursuant to our PMRs, our ongoing and planned development activities for other early- and late-stage product candidates and strategic business development to further expand our portfolio. We expect that our cash, cash equivalents and investment securities, as well as funds generated by anticipated sales of our products, will be sufficient to fund our planned operations through and beyond the next 12 months.

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

Cash Flows

At September 30, 2025, we had $847.0 million in cash, cash equivalents, and investment securities, compared to $756.0 million at December 31, 2024. This $91.0 million increase was due to cash provided by operating activities offset by material cash payments made to Neuren, including for one third of the net proceeds ($48.8 million) from our sale of the PRV and the annual net sales milestone ($50 million) as our aggregate net revenue of trofinetide in North America for the treatment of Rett syndrome exceeded $250.0 million in 2024. Net cash provided by operating activities totaled $158.6 million for the nine months ended September 30, 2025 compared to $117.3 million for the nine months ended September 30, 2024. This increase in cash provided by operations primarily resulted from the increase in product revenue partially offset by an increase in our research and development cost and selling, general and administrative cost.

Net cash used in investing activities increased to $246.7 million for the nine months ended September 30, 2025 compared to $152.7 million for the nine months ended September 30, 2024. The increase in net cash used in investing activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to $98.8 million in payments made to Neuren for our sale of the PRV and an annual net sales milestone as described above.

Net cash provided by financing activities increased to $27.2 million for the nine months ended September 30, 2025 compared to $4.9 million for the nine months ended September 30, 2024. This increase in net cash provided by financing activities for the nine months ended September 30, 2025 was attributable primarily to an increase in proceeds resulting from the exercise of employee stock options and awards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

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

Our products are subject to ongoing regulatory requirements that could cause us significant expense and delay or limit our ability to generate sales revenues.*

In connection with the FDA approval of DAYBUE, we agreed to the following post-marketing requirements (PMRs): a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies and nonclinical in vitro and clinical in vivo drug interaction studies. The FDA has released us from one of the five PMRs. In addition, we have fulfilled three of the five PMRs. The results of any post-marketing study may cause the FDA to update the label, request additional studies and/or require risk mitigation plans.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates in our industry is extremely high. We have had several clinical studies that did not achieve statistical significance on certain endpoints, including the unsuccessful Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in March 2024, the unsuccessful Phase 2 study of pimavanserin for the treatment of irritability associated with autism spectrum disorder in pediatric populations (Pediatric Phase 2 Trial) in October 2024 and the unsuccessful Phase 3 COMPASS PWS study of intranasal carbetocin for the treatment of hyperphagia in Prader-Willi Syndrome in September 2025. At this time, we are not planning to conduct any additional clinical studies for any new indications for pimavanserin or any additional clinical studies with intranasal carbetocin.

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

We are currently conducting studies with our product candidates. Even if we complete all planned clinical trials for our product candidates on schedule, such completion does not guarantee that we will obtain regulatory approval from the regulatory authorities. The results of our clinical trials may not meet the requirements for approval, or regulatory authorities may interpret the data differently than we do. In addition, completion of clinical trials does not ensure that regulatory authorities will view the results as sufficient to demonstrate safety, efficacy, or clinical benefit. Consequently, the successful completion of clinical trials may not be predictive of a positive outcome with any or all regulatory authorities. If we are unable to develop, or obtain marketing approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue and our business operations and financial performance may be materially and adversely affected.

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

We have a history of net losses and we may not be able to predict the extent of future losses.*

We have experienced significant net losses since our inception. As of September 30, 2025, we had an accumulated deficit of approximately $2.1 billion. We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. Thus, our future operating results, profitability and other financial metrics may fluctuate from period to period, and we will need to generate significant revenues to achieve and maintain profitability and/or positive cash flow on a sustained basis.

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

We may require additional financing in the future to fund our operations. If we cannot raise additional financing in the future, we may be unable to fund our business plan and our future research, development, commercial and manufacturing efforts.*

We have funded our operations primarily with revenues from sales of our products since their approvals, and through sales of our equity securities and interest income. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spending required for our ongoing and planned commercial activities for our products, our ongoing and planned development activities for ACP-204 as a treatment for ADP and LBDP, studies to be conducted pursuant to our PMRs, our ongoing and planned development activities for other early- and late-stage product candidates and strategic business development to further expand our portfolio. We expect that our cash, cash equivalents and investment securities, as well as funds generated by anticipated sales of our products, will be sufficient to fund our planned operations through and beyond the next 12 months.

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

From time to time, we provide guidance relating to our expectations for total revenue, net sales of our products and certain expense line items based on estimates and the judgment of management at the time. If, for any reason, our actual total revenue, net sales or expenses differ materially from our guidance, we may have to revise our previously announced financial guidance. If we revise previously announced financial guidance, such revisions may not reflect actual results due to, among other things, being based on our management’s estimates and judgments at the time. If we change, update or fail to meet any element of such guidance, our stock price could decline.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including international tariffs, material shortages and related manufacturing and supply chain challenges, the ongoing shutdown of the federal government and the resulting effects on its regulatory agencies, geopolitical developments (as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and manufacturing and supply chain), and the responses by central banking authorities to control inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

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

Risks Related to Government Regulation and Our Industry

Healthcare reform measures may negatively impact our ability to sell NUPLAZID, DAYBUE or our product candidates, if approved, profitably.*

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products, as described in greater detail in the Government Regulation section of our Annual Report for the fiscal year ended 2024.

For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any of our approved products. The ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid, made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program, and broadened access to health insurance. There have been legal and political challenges and amendments to certain aspects of the ACA.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example: (1) directives to reduce agency workforce, program cuts; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the IRA and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. On September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In the event Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to the products that we commercialize outside of the U.S., our revenue opportunities may be adversely affected, as our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the U.S. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the U.S., such as the Medicare Part D Prescription Drug Inflation Rebate Program, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price (AMP), for single source and innovator multiple source drugs, effective January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, we may not be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions, including accruals that are less than our ultimate payment obligations, may have a material adverse effect on our business, results of operations and financial condition.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on October 1, 2025 and continuing to the present, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical government employees and stop critical activities to the extent they are not funded by existing available user fees. In addition, the current administration has enacted substantial reductions in force at various government agencies that, if applied in a material way, could significantly reduce the FDA’s and other agencies’ capacities to perform their functions in a manner consistent with past practices and could negatively impact our business. Repeated or prolonged government shutdowns or material layoffs of agency personnel could significantly impact the ability of the FDA to timely review and process our regulatory submissions, and negatively impact other government operations on which we rely, which could have a material adverse effect on our business.

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

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 2, 2025 to October 31, 2025, the closing price of our common stock has ranged from a low of $14.10 per share to a high of $26.57 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

ITEM 5. OTHER INFORMATION

During the Company’s last fiscal quarter, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed February 25, 2021).

3.3	Amended and Restated Bylaws, effective on and after April 15, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed April 16, 2025).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 5, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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

Acadia Pharmaceuticals Inc.

Date: November 5, 2025	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)