Form 10-K
period 2025-12-31
ACADIA PHARMACEUTICALS INC
filed 2026-02-26
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.3 billion, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2025 of $21.57 per share.

As of February 18, 2026, 170,494,613 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 2026 are incorporated by reference into Part III of this report.

ACADIA PHARMACEUTICALS INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2025

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

Summary of Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our products and business include:

•
Our prospects are highly dependent on the successful commercialization of our products. To the extent we cannot establish, maintain or increase sales of our products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
•
Our products may not gain maximal acceptance among physicians, patients, caregivers and the medical community, thereby limiting our potential to generate revenues.
•
Our ability to generate product revenues will be diminished if coverage for our products from commercial or government payors is not provided, is decreased or if patients have unacceptably high out-of-pocket requirements.

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
•
The regulatory approval processes in the EU and outside North America are lengthy, time consuming and inherently unpredictable, and, if we do not obtain regulatory approval of trofinetide outside North America, we will not be able to market trofinetide outside North America, which will limit our trofinetide commercial revenues.
•
Expanded access or compassionate use programs could subject us to additional risks.
•
Delays, suspensions, variations and terminations in our clinical trials for our product candidates could result in increased costs to us and delay our ability to generate product revenues.
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

We have two core franchises in neurological and rare diseases. Our neurological disease franchise is anchored by the commercial product NUPLAZID (pimavanserin), which is the first and only drug approved by the U.S. Food and Drug Administration (FDA) for the treatment of hallucinations and delusions associated with Parkinson’s disease psychosis (PDP). Our rare disease franchise is anchored by the commercial product DAYBUE, which is the first and only drug approved for the treatment of Rett syndrome. Net product sales from these two commercial products totaled $1,071.5 million for 2025, compared with $957.8 million for 2024.

In addition to these commercial products, we have a portfolio of product candidates and research programs that are designed to address significant unmet medical needs in neurological and rare diseases. In order to achieve significant long-term growth, we plan to develop our current portfolio, expand our pipeline of early- and late-stage product candidates and expand into areas of rare disease that are adjacent to our existing franchises, including through strategic business development, and make use of our internal capabilities and knowledge.

Our most advanced current product candidate is remlifanserin (formerly ACP-204) for the treatment of Alzheimer’s disease psychosis (ADP) and Lewy Body Dementia Psychosis (LBDP). In November 2023, we initiated a Phase 2 study evaluating the efficacy and safety of remlifanserin for the treatment of hallucinations and delusions associated with ADP. We initiated an additional Phase 2 study of remlifanserin in LBDP in September 2025. In the fourth quarter of 2025, we initiated a Phase 2 study of ACP-211 for the treatment of major depressive disorder (MDD).

We have several product candidates in earlier stages of development for the treatment of neurological and rare diseases. These include ACP-711 for the treatment of essential tremor, with a Phase 2 study expected to begin in the fourth quarter of 2026 or the first quarter of 2027; and ACP-271 for the treatment of tardive dyskinesia and Huntington’s disease, for which a Phase 1 study is planned for the first quarter of 2026.

Until September 2025 we had been developing the product candidate ACP-101 (intranasal carbetocin) for the treatment of hyperphagia in Prader-Willi syndrome (PWS), a neuro-rare disease. In September 2025, we announced top-line results from our COMPASS PWS study, a Phase 3 study evaluating the efficacy and safety of ACP-101 for the treatment of hyperphagia in PWS. In the study, ACP-101 did not demonstrate a statistically significant improvement over placebo on the study’s primary endpoint, change from baseline to Week 12 on the Hyperphagia Questionnaire for Clinical Trials (HQ-CT), nor was there separation from placebo on any secondary endpoint. As a result, we do not intend to investigate ACP-101 any further.

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

We own or have rights to various trademarks, copyrights and trade names used in our business, including Acadia®, NUPLAZID® and DAYBUE®. Our logos and trademarks are the property of Acadia Pharmaceuticals Inc. All other brand names or trademarks appearing in this report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this report is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us, by the trademark or trade dress owners.

Our Strategy

Our strategy is to build a strong foundation for growth with multiple innovative commercial products and product candidates that address high unmet medical needs and have the potential to be impactful products in our core franchises of neurological and rare diseases, including adjacencies within rare disease. We plan to execute on this strategy by enhancing the growth of the commercial products in our core franchises while expanding our pipeline of product candidates through business development, partnerships and collaborations.

Key elements of our strategy are to:

•
Maximize growth of our successful commercialization of NUPLAZID for Parkinson’s disease psychosis in the United States. We intend to accelerate the growth of NUPLAZID by 1) increasing field force size and efficiency with greater use of information technology tools, 2) leveraging real world evidence, and 3) activating consumers with our direct-to-consumer campaigns. We believe that with an approximate 25% current market share of the 130,000 Parkinson’s disease patients that are treated with an atypical antipsychotic annually in the United States, we have ample opportunity to grow sales of NUPLAZID while delivering increasing annual cash flow to reinvest in overall corporate growth. We have a stated goal of achieving $1.0 billion in NUPLAZID net sales in 2028.
•
Drive new patient adoption of DAYBUE for the treatment of patients with Rett syndrome in the United States. Our strategy to drive sales growth for DAYBUE in the U.S. is to drive new patient adoption while optimizing the patient experience for those already on therapy thereby achieving and maintaining stable persistency rates. We plan to achieve this by 1) increasing field force size, 2) increasing field force efficiency with greater use of information technology tools following an increase in field force size in 2025, 3) continuing branded direct-to-consumer campaigns, and 4) deploying an omni-channel strategy to bring DAYBUE clinical data to life by leveraging the growing body of real world experience, including updated data from the ongoing LOTUS study. Additionally, we expect growth to be driven by the introduction of DAYBUE STIX powder for oral solution, launched in the first quarter of 2026. Based on the number of Rett syndrome patients in the U.S., we believe there remains a substantial opportunity for new patient adoption. We estimate a prevalent population of 6,000 to 9,000 people in the U.S.
•
Advance our late-stage product candidates to drive further growth. We have ongoing Phase 2 studies of remlifanserin in ADP and LBDP. We initiated a Phase 2 study of ACP-211 for the treatment of MDD in the fourth quarter of 2025. In the fourth quarter of 2026, we plan to initiate a Phase 2 study of ACP-711 in essential tremor.
•
Expand trofinetide to markets outside the U.S. for the treatment of patients with Rett syndrome. We intend to make trofinetide available in markets outside the U.S. where Rett syndrome remains a significant unmet medical need as DAYBUE is the only currently approved treatment for Rett syndrome worldwide, and is currently only approved in the United States, Canada and Israel. In the European Union, where we estimate a prevalent population of 9,000 to 12,000 Rett syndrome patients, we filed our marketing authorization application (MAA) with the European Medicines Agency (EMA) in January 2025. In January 2026 we were informed by the Committee for Medicinal Products for Human Use (CHMP) of the EMA of a negative trend vote on our MAA for trofinetide for the treatment of Rett syndrome, following the CHMP oral explanation. At that time we announced that, subject to the outcome of the CHMP vote and opinion expected in February 2026, we intend to request a re-examination of the opinion. We are preparing for a potential launch in anticipation of a potential approval in the third quarter of 2026. In Japan, where we estimate a prevalent population of 1,000 to 2,000 Rett syndrome patients, we are conducting a small Phase 3 study to support a future JNDA to that regulatory agency. We expect to report top-line results from this Phase 3 trial either in the fourth quarter of 2026 or in the first quarter of 2027. In Canada, where we estimate a prevalent population of 600 to 900 Rett syndrome patients, Health Canada granted marketing authorization of DAYBUE in October 2024. In Israel, where we estimate a prevalent population of about 200 Rett syndrome patients, the Ministry of Health in Israel granted marketing authorization of DAYBUE in December 2025.
•
Develop our early-stage product candidates and other business development opportunities. We have a deep and diverse early-stage portfolio of product candidates that includes disclosed and undisclosed programs focused on neurological and rare diseases that we believe represent significant opportunities to continue to build on our current growth. We continue to look to add product candidates to the portfolio through business development.

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
3.
Globalization. We are building targeted capabilities beyond the United States including in the European Union, and Japan in order to meet patient needs on a global scale.
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

Rett syndrome is a debilitating neurological disorder that occurs primarily in females following apparently normal development for the first six months of life. Rett syndrome has been most often misdiagnosed as autism, cerebral palsy, or non-specific developmental delay. Rett syndrome is caused by mutations on the X chromosome on a gene called MECP2. There are more than 200 different mutations found on the MECP2 gene that interfere with its ability to generate a normal gene product. Rett syndrome occurs worldwide in approximately one of every 10,000 to 15,000 female births causing problems in brain function that are responsible for cognitive, sensory, emotional, motor and autonomic function. Typically, between six to eighteen months of age, patients experience a period of rapid decline with loss of purposeful hand use and spoken communication and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, an abnormal side-to-side curvature of the spine (scoliosis) and sleep disturbances. Based on 2024 claims data, we estimate that approximately 6,000 people are diagnosed with Rett Syndrome in the U.S. We estimate a prevalent population of 6,000 to 9,000 people in the U.S.

In March 2023, the FDA approved DAYBUE for the treatment of Rett syndrome, making it the first and only drug approved for this condition. DAYBUE became available for prescription in the United States in April 2023. The FDA approval of DAYBUE for the treatment of Rett syndrome was based on the positive results from our pivotal Phase 3 LAVENDER™ study which demonstrated statistically significant and clinically meaningful improvement over placebo for both co-primary endpoints in the study as well as the key secondary endpoint of the study.

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

In December 2025, we received FDA approval for DAYBUE STIX (trofinetide) for oral solution, a dye- and preservative-free powder formulation of trofinetide for the treatment of Rett syndrome in adult and pediatric patients two years of age and older. DAYBUE STIX is expected to deliver the same efficacy and safety profile of DAYBUE oral solution, while offering children and adults living with Rett syndrome new flexibility and choice regarding the dose volume and taste of their DAYBUE treatment.

In December 2025, the Ministry of Health in Israel approved DAYBUE (trofinetide) for the treatment of Rett syndrome in adults and pediatric patients 2 years of age and older and weighing at least 9 kg.

In January 2025, we announced the submission of a MAA with the EMA. In January 2026 we were informed by the CHMP of the EMA of a negative trend vote on our MAA for trofinetide for the treatment of Rett syndrome, following a CHMP oral explanation. At that time we announced that, subject to the outcome of the CHMP vote and opinion expected in February 2026, we intend to request a re-examination of the opinion.

Remlifanserin (formerly ACP-204)

Remlifanserin is a new chemical entity that we discovered and developed, targeting the serotonergic system. Remlifanserin features a combination of structural changes compared with pimavanserin and designed to reduced off-target effects along with potential for equal or increased potency. Specifically with remlifanserin, we believe we may have an opportunity to maximize the efficacy potential through increased dose, while reducing the risk of QT prolongation. We also believe the onset of action will be faster than pimavanserin.

Remlifanserin as a Treatment for Alzheimer’s Disease Psychosis

An estimated over 7.0 million people in the United States are living with Alzheimer’s disease dementia and studies suggest that approximately 30% of them have psychosis, commonly consisting of delusions and hallucinations. Approximately 800,000 to 850,000 patients in the United States are currently treated for ADP and of those treated, approximately two-thirds are treated with off-label anti-psychotics.

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

We completed Phase 1 studies of remlifanserin in over 200 patients; data to date support its target product profile as a potential treatment for ADP.

In the fourth quarter of 2023, we initiated the Phase 2 RADIANT study of remlifanserin for the treatment of hallucinations and delusions associated with ADP. The Phase 2 RADIANT study is part of a Phase 2 / Phase 3 program that includes three studies: a single Phase 2 study and two Phase 3 studies which have almost identical design. The Phase 2 RADIANT study is a global, multi-center, randomized, double-blind, placebo-controlled trial that will enroll approximately 318 patients who have satisfied defined enrollment criteria and evaluate remlifanserin 30 mg and 60 mg doses compared to placebo. The primary endpoint is change from baseline to week 6 on the Scale for the Assessment of Positive Symptoms–Hallucinations and Delusions subscales (SAPS-H+D) total score. The clinical trial sites will enroll seamlessly from Phase 2 into Phase 3. Patients who complete the study will have the option of participating in our LUMINOUS long-term open-label extension study.

We expect to complete enrollment in the Phase 2 RADIANT study in the first half of 2026 and subsequently report top-line results in the August to October 2026 timeframe.

Remlifanserin as a Treatment for Lewy Body Dementia with Psychosis

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

In the third quarter of 2025, we initiated the Phase 2 ILLUMERA study of remlifanserin in LBDP.

ACP-211

ACP-211 is selectively deuterated R-norketamine which we are evaluating for potential use in the treatment of treatment-resistant depression (TRD), MDD and other potential rare neurological indications.

In the fourth quarter of 2025 we initiated a Phase 2 study of ACP-211 in MDD and expect to report top-line results sometime between the second and third quarters of 2027.

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

Essential tremor is a disorder that causes involuntary shaking in the hands, head, voice, and sometimes the legs. Approximately 7 million people in the United States suffer from this disorder and an estimated 1 million people are being treated for it with some form of medication. Due to the limited treatment options available to sufferers of essential tremor, we see an opportunity to provide much needed innovation for this disorder.

We plan to initiate a Phase 2 study of ACP-711 in essential tremor in the fourth quarter of 2026 after completion of an ongoing Phase 1 study.

ACP-271

ACP-271 is a GPR88 agonist with current target indications of tardive dyskinesia and Huntington’s disease. We expect to start a phase 1 study in healthy volunteers in the first quarter of 2026.

ACP-2591

ACP-2591 is a cGP analogue for which we obtained global rights to evaluate for use in Rett syndrome and Fragile X syndrome from Neuren as part of our expanded licensing agreement in July 2023. ACP-2591 is currently in Phase 1 development.

Antisense Oligonucleotide (ASO) Program

In January 2022, we entered into a license and collaboration with Stoke Therapeutics, Inc. (Stoke) to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system (CNS). The collaboration includes a discovery program for SYNGAP1 syndrome.

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

DAYBUE competes indirectly with off-label usage of branded and generic prescription medications targeted at individual symptoms of Rett syndrome, including antiepileptics, antipsychotics, antidepressants and benzodiazepines. In addition, there are several currently disclosed programs in development for Rett syndrome. UCB S.A. has announced plans to initiate a Phase 3 clinical trial of fenfluramine in patients with Rett syndrome during 2026. Taysha Gene Therapies is conducting a pivotal clinical trial of a AAV9 intrathecal delivered gene therapy to treat Rett syndrome. Neurogene has initiated a pivotal clinical trial of its investigational adeno-associated virus gene therapy candidate, NGN-401, delivered using intracerebroventricular administration to treat Rett Syndrome. Several academic institutions and pharmaceutical companies are currently conducting clinical trials for the treatment of various symptoms of Rett syndrome, including Unravel Bio and Vanderbilt University Medical Center, which are jointly conducting an early-stage study with vorinostat (RVL-001). Other pharmaceutical companies are or may in future consider developing pipeline or currently marketed products for Rett syndrome.

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

Intellectual Property

We currently hold approximately 49 issued U.S. patents and a significant number of related issued foreign patents. We have also exclusively licensed rights to an additional 33 issued U.S. patents, and a number of related foreign patents. Patents and other proprietary intellectual property rights are an essential element of our business. Our strategy is to file patent applications in the United States and any other country that represents an important potential commercial market to us. In addition, we seek to protect our technology and inventions (and improvements to inventions) that are important to the development of our business. Our patent applications claim proprietary technology, including chemical synthetic or manufacturing methods, drug assays, novel compounds, compositions, formulations and methods of treatment. We also rely upon trade secrets, including technologies that may be used to discover and validate targets, to identify and develop novel drugs, as well as manufacturing or clinical development technologies, among others. We protect our trade secrets by, among other things, requiring employees and third parties who have access to our proprietary information to sign confidentiality and nondisclosure agreements. We are a party to various license agreements that give us rights to use certain technologies in our research and development, subject to certain limitations.

Pimavanserin

We currently hold 25 U.S. patents that relate to pimavanserin, NUPLAZID and methods of use of pimavanserin. Nine of these are Orange Book-listed patents that relate to pimavanserin, NUPLAZID and our approved indication, and cover the general formula of the compound, the composition of matter, with claims specifically directed to pimavanserin and salts thereof, the specific polymorph form of pimavanserin, the approved formulations, and the use thereof for treating our approved indication. The composition of matter patent covering pimavanserin and salts thereof currently has an expiration date in 2030, including a patent term extension approved by the U.S. Patent and Trademark Office. The patents covering the polymorph form and the use of pimavanserin or NUPLAZID for our approved indication are currently set to expire between 2026 and 2028. These patent terms include adjustments made by the U.S. Patent and Trademark Office, but not extensions.

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

The remaining 16 U.S. patents relating to pimavanserin that have been issued to us cover methods of use of pimavanserin, salts and methods of manufacturing pimavanserin. We also have foreign patents that cover manufacturing of pimavanserin in Europe and Asia.

We continue to prosecute patent applications directed to pimavanserin, formulations of pimavanserin, methods of manufacturing, and to methods of treating various diseases using pimavanserin, either alone or in combination with other agents. For example, in late 2019 and in 2020, we obtained and listed in the Orange Book six additional U.S. issued patents, two patents directed to method of use for our 10 mg tablet, expiring in 2037, and four patents directed to our 34 mg capsule formulation, each expiring in 2038.

Trofinetide

We currently hold the exclusive licenses to 7 U.S. patents from Neuren that relate to trofinetide, methods of manufacturing and methods of use of trofinetide. We also hold a U.S. patent to crystalline trofinetide. Three of the U.S. patents are listed in the Orange Book, including a patent claiming the use of trofinetide for treating Rett syndrome. The use patent for treating Rett syndrome has an expiration date in 2032. Subject to a patent term extension request, the expiration date of such patent may be extended to January 2036. We also hold the exclusive licenses to issued foreign patents that relate to the use of trofinetide in Europe and Asia as well as in Australia, Canada, Mexico and other countries.

Under the license agreement with Neuren, we continue to file and prosecute patent applications directed to trofinetide, formulations of trofinetide, methods of manufacturing and methods of treating Rett syndrome using trofinetide.

Remlifanserin (formerly ACP-204)

We currently hold two U.S. patents that relate to remlifanserin and methods of use of remlifanserin. The patents cover the general formula of the compound, the composition of matter (with claims specifically directed to remlifanserin and salts thereof), and the use thereof for treating certain indications, including ADP and LBDP. The composition of matter patent covering remlifanserin and salts thereof currently has an expiration date in 2038. These patent terms include adjustments made by the U.S. Patent and Trademark Office, but not extensions. We also hold issued foreign patents in Europe, Australia, China, Japan, Mexico and other countries.

We continue to file and prosecute patent applications directed to remlifanserin worldwide.

ACP-211

We currently hold five U.S. patents that relate to ACP-211 with claims specifically and generally directed to ACP-211 and salts thereof. The composition of matter patent covering ACP-211 and salts thereof currently has an expiration date in 2035. This patent term does not include extensions. We also hold issued foreign patents in Europe, parts of Asia and other countries.

We continue to file and prosecute patent applications directed to ACP-211 worldwide.

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

ACP-271

We currently hold patent applications relevant to ACP-271 which are being prosecuted in U.S., Europe, Asia and other countries.

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

Coverage and Reimbursement

Sales of our products and our product candidates, if approved, depend and will depend, in part, on the extent to which such products will be covered by third-party payors, such as government healthcare programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage for the drug product. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. Further, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party payor reimbursement or a decision by a third-party payor to not cover our products or any other future approved products could reduce physician usage of our products, and have a material adverse effect on our sales, results of operations and financial condition.

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

If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to significant administrative, civil and/or criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from federal healthcare programs, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations.

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

There have been amendments and executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the ACA.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass healthcare related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

In addition to direct pricing impacts, healthcare reform measures may adversely affect our products through changes to coverage, reimbursement methodologies, utilization management tools (such as prior authorization, step therapy, or site-of-care restrictions), pharmacy benefit manager practices, and other access controls that could reduce or delay patient access, negatively affect demand, and increase gross-to-net adjustments. Reforms affecting federal and state pricing programs, including Medicaid rebates, the 340B Drug Pricing Program, and PBM payment structures, could further increase pricing pressure, compliance complexity, and operational costs, and may result in disputes, audits, or enforcement actions. Moreover, reductions in U.S. drug prices may influence pricing benchmarks and reimbursement outcomes in foreign jurisdictions, potentially impacting our global pricing strategy and launch sequencing.

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

In addition, in many jurisdictions outside the United States, including in the European Union, obtaining marketing authorization does not ensure timely or favorable pricing, reimbursement, or broad patient access. Following approval, our products may be subject to national or regional pricing negotiations, health technology assessment evaluations, budgetary constraints, and other market access requirements that can delay commercialization, limit uptake, or constrain pricing. We may also participate in named patient supply or early access programs in certain countries prior to full commercial availability, which may involve additional regulatory oversight, pharmacovigilance obligations, cost-recovery limitations, or discontinuation risk if authorization or reimbursement is not obtained. The evolving regulatory, pricing, and reimbursement landscape outside the United States may increase compliance costs, impose operational complexity, and adversely affect the timing, scope, or profitability of commercialization.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension, variation or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Pre-Clinical and Clinical Trials in the EU

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

Under the centralized procedure, the EMA’s CHMP conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. The maximum timeframe for the evaluation of an MAA under the centralized procedure is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

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

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (PRIME) scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies, are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

Orphan Designation

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than five in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate MA has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of an MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another MAA or accept an application to extend for a similar product and the European Commission cannot grant an MA for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Manufacturing Requirements

In addition to an MA, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU GMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU Member States. MA holders and/or manufacturing and import authorization, or MA holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

Post-Authorization Requirements

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAAs must include a risk management plan, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. This Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. On January 12, 2025, Regulation No 2021/2282 on HTA (HTA Regulation) entered into application through a phased implementation. The HTA Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. It is intended to boost cooperation among EU Member States in assessing clinical aspects of health technologies, including new medicinal products, by establishing a framework for joint clinical assessments, joint scientific consultations and the early identification of emerging health technologies. The HTA Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

Other EU Compliance Requirements

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (SmPC), which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians and other healthcare professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

Much like the Anti-Kickback Statute prohibition in the United States, as described below, the provision of benefits or advantages to physicians and other healthcare professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and healthcare professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. Infringement of related laws could result in substantial fines and imprisonment.

Payments made to physicians and other healthcare professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with healthcare professionals may require prior notification or approval by the healthcare professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

NUPLAZID (pimavanserin)

We licensed worldwide intellectual property rights related to pimavanserin in certain indications to Acadia Pharmaceuticals GmbH, our wholly-owned Swiss subsidiary (Acadia GmbH). Our active pharmaceutical ingredient (API) has been manufactured in Switzerland for over 10 years and we anticipate continuing to manufacture in Switzerland. Acadia GmbH manages the worldwide supply chain of our pimavanserin API and maintains sufficient inventory in our Switzerland contract warehouse.

Acadia GmbH has contracted with Siegfried AG (Siegfried), to manufacture the pimavanserin API for use in NUPLAZID drug product for commercial sale. Under the manufacturing agreement with Siegfried, Acadia GmbH has agreed to purchase specified percentages of our commercial requirements of the pimavanserin API at a predefined price. The parties may also agree in the future on additional services under the manufacturing agreement with respect to non-commercial supply or development activities. The initial term of the manufacturing agreement ended in December 2021, but the agreement automatically renewed for two-year terms, and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated earlier pursuant to its terms. Either party may terminate the manufacturing agreement prior to expiration upon an uncured material breach by the other party, upon the dissolution or liquidation of the other party, the commencement of insolvency procedures that are not dismissed within a certain period of time, the appointment of any receiver, trustee or assignee to take possession of the properties of the other party or the cessation of all or substantially all of the other party’s business operations, upon certain continuing patent infringement, regulatory litigation or other legal proceedings involving the manufacture of our API, upon a continuing force majeure affecting the other party, or if no services are currently being provided under the manufacturing agreement. Additionally, if the parties agree on development services under the manufacturing agreement, the parties may terminate such services by mutual agreement if reasonable efforts to achieve the goals of such services fail.

Acadia GmbH also may terminate any services under the manufacturing agreement for any reason on 90 days’ prior notice to Siegfried, subject to the requirements of the manufacturing agreement.

We have contracted with Patheon Pharmaceuticals Inc. (Patheon), a subsidiary of Thermo Fisher Scientific Inc., to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product for commercial use in the United States. We have also contracted with Catalent Pharma Solutions LLC (Catalent) to manufacture NUPLAZID 34 mg drug product for commercial use in the United States.

•
Under the manufacturing agreement with Patheon, we have agreed to purchase from Patheon a specified percentage of our commercial requirements of NUPLAZID for the United States. Under the agreement, Patheon will also perform specified validation services. The initial term of the manufacturing agreement ended in the first quarter of 2023, but the agreement automatically renewed for two-year terms and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated early pursuant to its terms. Each party may terminate the manufacturing agreement prior to expiration upon the uncured material breach by the other party, upon the bankruptcy or insolvency of the other party or in the event of a continuing force majeure event affecting the other party. The manufacturing agreement will also terminate if we provide notice to Patheon that we no longer require manufacturing services because NUPLAZID has been discontinued. Additionally, we may terminate the manufacturing agreement, subject to certain limitations, if any regulatory authority takes any action or raises any objection that prevents us from continuing to commercialize NUPLAZID or takes an enforcement action against Patheon’s manufacturing site that relates to NUPLAZID or could reasonably be expected to adversely affect Patheon’s ability to supply NUPLAZID, if we determine to discontinue commercialization of NUPLAZID for safety or efficacy reasons, or if Patheon uses any debarred person in performing its service obligations under the manufacturing agreement. We also may terminate the manufacturing agreement for any other reason on three years’ prior notice to Patheon. Patheon may terminate the manufacturing agreement if we assign the manufacturing agreement or any of our rights under the manufacturing agreement to a Patheon competitor.
•
Under the manufacturing agreement with Catalent, we have agreed to purchase from Catalent NUPLAZID for commercial use in the United States. Under the agreement, Catalent will also perform specified validation services. The initial term of the manufacturing agreement ended in the first quarter of 2023, but the agreement automatically renewed for two-year terms and will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated early pursuant to its terms. Each party may terminate the manufacturing agreement prior to expiration upon the uncured material breach by the other party, or upon the bankruptcy or insolvency of the other party. Additionally, we may terminate the manufacturing agreement if any regulatory authority takes any action or raises any objection that prevents us from continuing to commercialize NUPLAZID or takes an enforcement or other regulatory action against Catalent’s manufacturing site which affects Catalent’s ability to manufacture NUPLAZID.

We sell NUPLAZID to a limited number of specialty pharmacies (SPs), and specialty distributors (SDs), which we collectively refer to as our customers. SPs subsequently dispense NUPLAZID to patients based on the fulfillment of a prescription and SDs subsequently sell NUPLAZID to government facilities, long-term care pharmacies, and in-patient hospital pharmacies. Four of such customers, each based in the United States, accounted for approximately 79% of our NUPLAZID product revenue and 44% of our total product revenue for the year ended December 31, 2025. We have retained third-party logistics service providers to perform a variety of functions related to the distribution of NUPLAZID, including warehousing, customer service, order-taking, invoicing, collections, and shipment and returns processing.

DAYBUE (trofinetide)

We have contracted with manufacturers to produce supplies of trofinetide to support the development program and for commercial sale. We have contracted with Corden Pharma Bergamo S.p.A. (Corden), to manufacture the API for trofinetide products. We have also contracted with additional contract manufacturing organizations (F.I.S. Fabbrica Italiana Sintetici S.p.A. (FIS) and Flamma Group S.p.A (Flamma)) to manufacture trofinetide drug substance. Under the manufacturing agreement with Corden, we have agreed to purchase from Corden the API for trofinetide products at specified price per volume and a specified percentage of our commercial requirements of trofinetide API for the United States and Canada market. We and Corden may also agree in the future on additional services under the manufacturing agreement. The initial term of the manufacturing agreement will end in November 2027, but the agreement will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the manufacturing agreement is terminated early pursuant to its terms. Either party may terminate the manufacturing agreement prior to expiration upon an uncured material breach by the other party, upon the commencement of bankruptcy, reorganization, liquidation or receivership proceedings by or against the other party or the other party ceases for any reason to carry on its business or makes assignment for the benefit of its creditors, or is the subject of any proposal for a voluntary arrangement. Additionally, either party may terminate the manufacturing agreement on 12 months’ prior notice to the other party at any time.

Under the manufacturing agreement with Patheon described above, we also have the right to have manufactured trofinetide products for commercial use. In addition, we have contracted with Bend Biosciences, formerly known as CoreRx Inc., (Bend) to manufacture trofinetide products for commercial use. We and Bend may also agree in the future on additional services under the agreement. The initial term of the agreement will end in March 2028, but the agreement will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the agreement is terminated early pursuant to its terms. Either party may terminate the agreement prior to expiration upon an uncured material breach by the other party or upon the commencement of bankruptcy, reorganization, liquidation or receivership proceedings by or against the other party. In addition, we may terminate the agreement prior to expiration upon timely notice to Bend in the event (i) any regulatory authority takes an enforcement or other regulatory action against Bend’s facility which affects Bend’s ability to process trofinetide products, (ii) any regulatory authority takes an action or raises any objection that prevents us from manufacturing, importing, exporting, purchasing or selling trofinetide products, or (iii) we determine to discontinue commercialization of trofinetide products in the U.S. due to safety or efficacy reasons.

We have contracted with Halo Pharmaceuticals, Inc. (Halo) to manufacture DAYBUE STIX 5g, 6g, and 8g drug product stick packs for commercial use in the United States. Under the manufacturing agreement with Halo, we have agreed to purchase from Halo a specified number of bathes of our commercial requirements of DAYBUE STIX for the United States. Under the agreement, Halo may also perform qualification, validation, stability and other services. The initial term of the manufacturing agreement will end in December 2030, but the agreement will automatically renew for subsequent two-year terms unless either party provides timely notice of its intent not to renew, or unless the agreement is terminated early pursuant to its terms. Either party may terminate the agreement prior to expiration upon an uncured material breach by the other party, upon the commencement of bankruptcy, reorganization, liquidation or receivership proceedings by or against the other party, or upon a continuing force majeure affecting the other party. In addition, we may terminate the agreement prior to expiration upon timely notice to Halo in the event any regulatory authority takes an action or raises any objection that prevents us from manufacturing, importing, exporting, purchasing or selling trofinetide products, or we determine to discontinue commercialization of trofinetide products in the U.S.

We sell DAYBUE in the U.S. to a single wholesale distributor with specialty pharmacy service, which performs a variety of functions related to the distribution of DAYBUE, including warehousing, customer service, order-taking, shipment and returns processing. We sell DAYBUE outside of the U.S. through third party distributors.

Other Products

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

Long-Lived Assets

Our tangible long-lived assets are comprised of intangible assets and property and equipment. Our property and equipment totaled $7.5 million, $4.2 million, and $4.6 million as of December 31, 2025, 2024 and 2023, respectively. A majority of our tangible long-lived assets are located in the United States. Our intangible assets, comprised of right-of-use assets and other intangibles acquired, totaled $156.2 million, $166.4 million and $117.3 million as of December 31, 2025, 2024 and 2023, respectively.

Employees and Human Capital

Employees. At December 31, 2025, we had a total of 798 employees, 796 of whom were full-time. Our workforce includes physicians, scientists and professionals in research and development, regulatory, manufacturing, marketing, sales, finance, legal and other functions that are important to our business. We also utilize temporary workers when doing so enhances operational flexibility, and we engage external advisers and consultants when this approach best supports our business needs.

Employee Engagement, Benefits & Development. We believe that our future success is dependent upon our ability to recruit, hire and retain exceptional employees. We offer competitive cash compensation, opportunities to own equity, and a comprehensive benefits program designed to support employee well-being. These benefits include wellness programs, healthcare coverage, life and disability insurance, retirement planning and paid time off.

We invest in employee growth through leadership and professional development programs, as well as tuition reimbursement. To assess our employee engagement and inform continuous improvement, we regularly conduct employee surveys and review insights to guide organizational initiatives.

Diversity, Equity, Inclusion & Belonging (DEIB). We are committed to fostering a diverse, equitable, inclusive workplace where all employees feel a sense of belonging. Our DEIB efforts support our mission and values, and aim to strengthen our culture, enhance employee experience, and contribute positively to the communities we serve. We continue to advance initiatives that promote inclusive talent practices, equitable opportunities, and a workplace environment in which diverse perspectives are recognized and valued.

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

Risks Related to Our Products and Product Candidates

Our prospects are highly dependent on the successful commercialization of our products. To the extent we cannot establish, maintain or increase sales of our products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

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

If a product does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide patient benefit, that product will not achieve market acceptance and will not generate sufficient revenues to achieve or maintain profitability. With respect to our products specifically, successful commercialization will depend on whether and to what extent physicians, patients, caregivers, long-term care facilities and pharmacies, over whom we have no control, determine to utilize our products. NUPLAZID is available in the U.S. to treat hallucinations and delusions associated with PDP, and DAYBUE is available in the U.S. to treat Rett syndrome, both indications for which no other FDA-approved pharmaceutical treatments currently exist. DAYBUE is also the first and only product approved in Canada and Israel for the treatment of Rett syndrome.

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

Our ability to generate product revenues will be diminished if coverage for our products from commercial or government payors is not provided, is decreased or if patients have unacceptably high out-of-pocket requirements.

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

Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

Third-party payors, whether governmental or commercial, whether in the U.S. or globally, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. For example, the HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Based upon the current law, we believe that 2029 is the earliest year NUPLAZID could be subject to a negotiated price, as we expect to apply and qualify for the small biotech exception, which provides an exemption from selection until 2027 (for initial price negotiation in 2029). In 2029, if selected, we expect that the price negotiation for NUPLAZID would be limited as we qualify as a “specified small manufacturer” and will receive the discount phase-in for NUPLAZID in years 2029 and 2030. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. Selling our products at less than an optimized price would impact our revenues and could impact our overall success as a company. We have changed, and may continue to change, the price of our products from time to time, however, we do not know if the price we have selected, or may select in the future, for our products is or will be the optimized price. Additionally, we do not know whether and to what extent third-party payors will react to any possible future changes in the price of our products. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Outside the U.S., reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

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

In most international markets, where the government is the primary payor, manufacturers must operate in an environment of government-directed cost-containment programs – designs such as price controls, international reference pricing, mandatory discounts and rebates, regulatory hurdles and restrictions on physician-level prescribing. In these markets, healthcare services and determination of a product’s pricing and reimbursement are impacted by government control. For example, the EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies in an HTA.

An HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. On January 12, 2025, Regulation No 2021/2282 on HTA entered into application through a phased implementation. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products. The HTA Regulation establishes a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. This regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. As implementation of the HTA Regulation is phased in and key methodological and procedural guidance continues to evolve, there remains uncertainty regarding the evidence requirements, timing, and impact of joint clinical assessments on national reimbursement processes. The new framework may result in additional or differently structured evidentiary expectations, misalignment between assessment and regulatory timelines, or delays in national decisions. Any adverse or delayed HTA outcomes, or divergent national reimbursement decisions, could negatively affect our ability to obtain or maintain favorable pricing and reimbursement status for any product candidates, if approved. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

The manufacturing processes, labeling, packaging, export, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products will also continue to be subject to extensive and ongoing regulatory requirements in the U.S. and in other foreign countries in which we operate, engage third-party manufacturers and obtain marketing approvals. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, licensing requirements, good clinical practices, international council for harmonization guidelines and good laboratory practices, each of which are regulations and guidelines enforced by regulatory authorities for all of our nonclinical and clinical development and for any clinical trials that we conduct post-approval.

Discovery of any issues post-approval, including any safety concerns, such as carcinogenicity, unexpected side effects or drug-drug interaction problems, adverse events of unanticipated severity or frequency, or concerns over misuse or abuse of the product, problems with the facilities where the product is manufactured, tested, packaged or distributed, or failure to comply with regulatory requirements, may result in, among other things, restrictions on our products or on us, including:

•
withdrawal or variation of approval, addition of warnings or narrowing of the approved indication in the product label;
•
requirement of a Risk Evaluation and Mitigation Strategy to mitigate the risk of off-label use in populations where the FDA may believe that the potential risks of use may outweigh its benefits;
•
voluntary or mandatory recalls;
•
warning letters;
•
suspension, variation or termination of any ongoing clinical studies;
•
refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension, variation or revocation of product approvals;
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

Our strategy includes distributing NUPLAZID in the U.S. and DAYBUE or trofinetide, as applicable, in the U.S. and other jurisdictions in which marketing is approved solely through a limited network of third-party specialty distributors, specialty pharmacies or other third-party partners. While we have entered into agreements with each of these distributors and pharmacies to distribute NUPLAZID in the U.S. and DAYBUE in the U.S. and other jurisdictions in which marketing is approved, we will need to enter into similar agreements in any jurisdictions in which trofinetide is approved, and such distributors and pharmacies may not perform as agreed or they may terminate their agreements with us. Also, we may need to enter into agreements with additional distributors, pharmacies or other entities, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all.

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

We are currently conducting studies with our product candidates. Even if we complete all planned clinical trials for our product candidates on schedule, such completion does not guarantee that we will obtain regulatory approval from the regulatory authorities. The results of our clinical trials may not meet the requirements for approval, or regulatory authorities may interpret the data differently than we do. In addition, completion of clinical trials does not ensure that regulatory authorities will view the results as sufficient to demonstrate safety, efficacy, or clinical benefit. For example, regulators may disagree with the design or implementation of our clinical trials, the appropriateness or relevance of endpoints of our clinical trials, duration of our clinical trials, whether the patient population is sufficiently representative of the desired indication in their geography or at all, the nature or existence of comparative data, size and duration of safety database, and our interpretation of meaningfulness and/or generalizability of findings. Consequently, the successful completion of clinical trials may not be predictive of a positive outcome with any or all regulatory authorities. If we are unable to develop, or obtain marketing approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue and our business operations and financial performance may be materially and adversely affected.

The regulatory approval processes in the EU and outside North America are lengthy, time consuming and inherently unpredictable, and if we do not obtain regulatory approval of trofinetide outside North America, we will not be able to market trofinetide outside North America, which will limit our trofinetide commercial revenues.

In the U.S., the EU and many foreign countries, we are not permitted to market our product candidates until we receive regulatory approval from the FDA, European Commission or comparable foreign regulatory authorities. DAYBUE was approved in 2023 in the U.S. by the FDA, in 2024 in Canada by Health Canada, and in 2025 in Israel by the Ministry of Health. In January 2025, we submitted a MAA for the approval of trofinetide for the treatment of Rett syndrome in the EU.

The process of obtaining regulatory approval of medicinal products in the EU and elsewhere, is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.

Prior to obtaining approval to commercialize trofinetide in the EU or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the EMA, the European Commission or comparable foreign regulatory authorities, that trofinetide is safe and effective for its intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for trofinetide are promising, such data may not be sufficient to support approval by the European Commission or comparable foreign regulatory authorities. For example, in January 2026 we were informed by the EMA’s CHMP of a negative trend vote on our MAA for trofinetide for the treatment of Rett syndrome, following a CHMP oral explanation. While we announced our intent to request a re-examination once the CHMP opinion is adopted, the results of the re-examination may not be favorable to us and our ability to ultimately obtain approval for trofinetide for the treatment of Rett syndrome may be negatively impacted.

The EMA or comparable foreign regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for trofinetide either prior to or post-approval or may object to elements of our clinical development program. If we were required to conduct such additional preclinical studies or clinical trials, the EMA or comparable foreign regulatory authorities may not agree with our interpretation of the results and we may not receive approval for trofinetide for the desired indication, or marketing of trofinetide, if approved, may be subject to additional requirements.

Trofinetide could fail to receive regulatory approval for many reasons, including the following:

•
the EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, the appropriateness or relevance of endpoints of our clinical trials, duration of our clinical trials, whether the patient population is sufficiently representative of the desired indication, the nature or existence of comparative data, size and duration of safety database, and our interpretation of meaningfulness and/or generalizability of findings;
•
the EMA or comparable foreign regulatory authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the EU or the applicable foreign jurisdiction;

•
we may be unable to demonstrate to the satisfaction of the EMA or comparable foreign regulatory authorities that trofinetide is safe and effective for its proposed indication;
•
the results of clinical trials may not meet the level of statistical significance required by the EMA or comparable foreign regulatory authorities for approval;
•
we may be unable to demonstrate that trofinetide’s clinical and other benefits outweigh its safety risks to the satisfaction of the EMA or comparable foreign regulatory authorities;
•
the EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of our product candidates may not be sufficient to obtain regulatory approval in the EU or elsewhere for the proposed indication in the proposed population; and
•
the approval policies or regulations of the EMA, the European Commission or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Any of the above events could prevent us from achieving market approval of trofinetide and could substantially increase the costs of commercializing trofinetide.

Of the large number of drugs in development, only a small percentage successfully complete European Commission or comparable foreign regulatory approval processes and are commercialized. Even if we receive approval for trofinetide, the European Commission or comparable foreign regulatory authorities may grant approval contingent on the performance of costly additional clinical trials, including post-approval clinical trials, and/or the implementation of risk management strategies, which may be required to ensure safe use of the drug after approval. The European Commission or comparable foreign regulatory authorities also may approve trofinetide for a more limited indication or patient population than we originally requested, and the European Commission or comparable foreign regulatory authorities may not approve the labeling that we believe is necessary or desirable for the successful commercialization of trofinetide. As a result, any approval may fail to create the value we were expecting trofinetide to generate. Further, if we do not receive marketing approval for trofinetide in the EU or other jurisdictions outside of North America, including Japan, we will not be able to commercialize trofinetide in such jurisdictions at all.

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

Delays, suspensions, variations and terminations in our clinical trials for our product candidates could result in increased costs to us and delay our ability to generate product revenues.

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
•
obtaining institutional review board approval or a positive Ethics Committee opinion to conduct a clinical trial at a prospective clinical trial site; and
•
patient recruitment, which is a function of many factors, most of which is outside our control, including the size of the patient population, the nature of the protocol (including limitations in the protocol that further limit the size of the potential trial population), the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

Once a clinical trial has begun, it may be delayed, suspended, varied or terminated due to a number of factors, including:

•
competition for internal and external resources, including clinical sites and study patients, that we may choose to allocate to other programs;
•
ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;
•
imposition of clinical holds by regulatory authorities, institutional review boards or Ethics Committees;
•
failure to conduct clinical trials in accordance with regulatory requirements or other irregularities in clinical trial conduct;
•
inability to monitor patients adequately during or after treatment;
•
difficulty monitoring multiple study sites;
•
patient enrollment, which is a function of many factors, most of which is outside our control, including the size of the patient population, the nature of the protocol (including limitations in the protocol that further limit the size of the potential trial population such as, for example, our Phase 2 RADIANT study, which is subject to certain defined enrollment criteria that has caused enrollment to take longer than expected), the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial;
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

Our success depends on our ability to attract, retain, and motivate highly qualified management, scientific, and commercial personnel. In particular, our development programs depend on our ability to attract and retain highly skilled development personnel, especially in the fields of neurological and rare diseases. We are currently hiring, and in the future we expect to need to continue to hire, additional personnel as we expand our research and development efforts for our products and product candidates, and commercial activities for our products. We face competition for experienced management, scientists, clinical operations personnel, commercial and other personnel from numerous companies and academic and other research institutions across all jurisdictions in which our products may be commercialized. Many of the other biotechnology and pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than that which we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize products and product candidates, if approved, will be limited. If we are unable to attract and retain the necessary personnel, it will significantly impede our commercialization efforts for our products, and the achievement of our research and development objectives.

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

Part of our corporate strategy is to develop, acquire or in-license businesses, technologies, product candidates or products that we believe are a strategic fit with our business. The success of this strategy depends in large part on the combination of our regulatory, development and commercial capabilities and expertise and our ability to identify, select and acquire or in-license clinically-enabled product candidates for the treatment of neurological and rare diseases, or for therapeutic indications that complement or augment our current products and product candidates, or that otherwise fit into our development or strategic plans on terms that are acceptable to us. Identifying, selecting and acquiring or in-licensing promising product candidates requires substantial technical, financial and human resources expertise, and we may not be successful in identifying acquisition targets, completing proposed acquisitions and integrating any acquired businesses, technologies, services or products into our current infrastructure. Efforts to do so may not result in the actual acquisition or in-license of a particular product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify, select and acquire or license suitable product candidates from third parties on terms acceptable to us, our business and prospects will be limited.

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

We have funded our operations primarily with revenues from sales of our products since their approvals, and through sales of our equity securities and interest income. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spending required for our ongoing and planned commercial activities for our products, our ongoing and planned development activities for remlifanserin as a treatment for ADP and LBDP, studies to be conducted pursuant to our PMRs, our ongoing and planned development activities for other early- and late-stage product candidates and strategic business development to further expand our portfolio. We expect that our cash, cash equivalents and investment securities, as well as funds generated by anticipated sales of our products, will be sufficient to fund our planned operations through and beyond the next 12 months.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation referred to as the OBBBA, enacted in 2025, along with prior U.S. federal tax reform legislation, enacted many significant changes to the U.S. taxation of business entities, including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under prior legislation to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We are evaluating the potential impacts this and other changes under the OBBBA may have on our business. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.

Portions of our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

Our results of operations could be adversely affected by general conditions in the U.S. and global economies, the U.S. and global financial markets and adverse macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including international tariffs, material shortages and related manufacturing and supply chain challenges, shutdowns of the federal government and the resulting effects on its regulatory agencies, geopolitical developments (as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and manufacturing and supply chain), and the responses by central banking authorities to control inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our collaborators, our manufacturers and our suppliers operate.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

We or the third parties upon whom we depend may be adversely affected by catastrophic events, such as earthquakes, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We depend on our employees, consultants, and CROs, as well as regulatory agencies and other parties, for the continued operation of our business. While we maintain disaster recovery plans, those plans may not adequately protect us. Despite any precautions that we or any third parties on whom we depend take for catastrophic events, including earthquakes, fires or other natural disasters, these events could result in significant disruptions to our research and development, clinical trials, manufacturing and the commercialization of our products. Long-term disruptions in the infrastructure caused by these types of events, particularly involving geographies in which we or third parties on whom we depend have offices or manufacturing, distribution or clinical trial sites, could adversely affect our businesses, including as a result of the affected third parties’ decision to deprioritize their service commitments to us. Although we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, our coverage might not include or be adequate to compensate us for all losses that may occur. Any catastrophic event affecting us or the third parties on whom we depend could have a material adverse effect on our business, results of operations, financial condition and prospect.

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

We have contracted with Patheon to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product and DAYBUE for commercial use, Catalent to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S., Bend to manufacture DAYBUE for commercial use, and Halo to manufacture trofinetide DAYBUE STIX 5g, 6g, and 8g drug product stick packs for commercial use in the U.S. Additionally, we have contracted with Siegfried to manufacture API to be used in the manufacture of NUPLAZID drug product for commercial use, and Corden, FIS and Flamma to manufacture API to be used in the manufacture of DAYBUE drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API. We may face delays or increased costs in our supply chain that could jeopardize the commercialization of our products. While we currently have sufficient API for both NUPLAZID and DAYBUE and NUPLAZID and DAYBUE finished products on hand to continue our commercial and clinical operations as planned, depending on the effects of geopolitical and macroeconomic developments and whether such developments cause disruptions, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by geopolitical and macroeconomic developments, including rapid changes in U.S. trade policy, such as the imposition of tariffs and trade barriers as well as potential retaliatory measures taken by other governments, our supply chain may be disrupted, limiting our ability to manufacture, test and distribute our products for commercial sales and our product candidates for our clinical trials and research and development operations. For example, it takes approximately two years for our third-party manufacturers to produce DAYBUE API, and a supply chain disruption in DAYBUE API would cause delays or increased costs to us that could jeopardize the commercialization of DAYBUE.

Even though we have agreements with third parties for the manufacture of our products, the FDA or comparable foreign regulatory authorities may not approve the facilities of such manufacturers, the manufacturers may not perform as agreed, or the manufacturers may terminate their agreements with us. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market our products or product candidates. While we believe that there will be alternative sources available to manufacture our products and product candidates, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts, which would have a negative effect on our business, results of operations, financial condition and prospects.

The manufacturers of our products and product candidates, including Patheon, Calatent, Bend, Halo, Siegfried, Corden, FIS and Flamma, are obliged to operate in accordance with FDA-mandated and comparable foreign regulatory authorities’ current good manufacturing practices (cGMPs), and we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. Similar requirements apply abroad. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s or comparable foreign regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of our products and any product candidate that receives regulatory approval, negatively impact our commercialization of our products, or lead to significant delays in the launch and commercialization of any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, failure of regulatory authorities to grant pre-market approval of drugs, delays, suspension, variation or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if approved, and significantly harm our business, financial condition, results of operations and prospects.

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

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of our products or product candidates, if approved, and could have a material adverse effect on our business, results of operations, financial condition and prospects. Further, changes in federal policy could affect the geopolitical landscape and could give rise to circumstances that negatively affect our business. The third parties that manufacture our products and product candidates have manufacturing activities located in Canada, the European Union and Switzerland. The U.S. has implemented, and has proposed to further implement, tariffs that may affect the availability of imported raw materials used in the production of our products and/or increase the costs of our third-party manufacturers and the expense to us to produce our products and product candidates. Additionally, other governments have enacted, and may continue to enact, retaliatory measures in response to such tariffs. If such actions were to materially affect us or our third-party manufacturers, we may not be able to successfully commercialize our products, which would have an adverse effect on our results of operations.

We may not be able to continue or fully exploit our collaborations with outside scientific and clinical advisors, which could impair the progress of our clinical trials and our research and development efforts.

We work with scientific and clinical advisors at academic and other institutions who are experts in the field of neurological and rare diseases. They assist us in our research and development efforts and advise us with respect to our clinical trials. These advisors are not our employees and may have other commitments that would limit their future availability to us. Although our scientific and clinical advisors generally agree not to engage in competing work, if a conflict of interest arises between their work for us and their work for another entity, we may lose their services, which may impair our reputation in the industry and delay the development or commercialization of our product candidates, if approved.

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

Even if we have or obtain patents covering our product candidates or technologies, we may still be barred from making, using and selling our product candidates or technologies because of the patent rights of others. Others have or may have filed, and in the future are likely to file, patent applications covering compounds, assays, genes, gene products or therapeutic products that are similar or identical to ours. There are many issued U.S. and foreign patents relating to genes, nucleic acids, polypeptides, chemical compounds or therapeutic products, and some of these may encompass reagents utilized in the identification of candidate drug compounds or compounds that we desire to commercialize. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of neurological diseases and the other fields in which we are developing products. These could materially affect our freedom to operate. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our product candidates or technologies may infringe. These patent applications may have priority over patent applications filed by us.

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

For example, on July 4, 2025, the OBBBA was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how any healthcare reform measures of the current administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the U.S. since the ACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act and the Consolidated Appropriations Act of 2023, will remain in effect through 2032 unless additional Congressional action is taken.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example: (1) directives to reduce agency workforce and program cuts; (2) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on PBM payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In the event Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to the products that we commercialize outside of the U.S., our revenue opportunities may be adversely affected, as our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the U.S. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass healthcare related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

In the EU, on January 12, 2025, Regulation (EU) 2021/2282 on HTA entered into application through a phased implementation. It is intended to increase cooperation among EU Member States in assessing clinical aspects of health technologies, including new medicinal products, by establishing a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The HTA Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. EU Member States, however, remain responsible for assessing non‑clinical aspects, such as economic, ethical, and social considerations, and for making pricing and reimbursement decisions at the national level. As implementation of the HTA Regulation is phased in and key methodological and procedural guidance continues to evolve, there remains uncertainty regarding the evidence requirements, timing, and impact of joint clinical assessments on national reimbursement processes. The new framework may result in additional or differently structured evidentiary expectations, misalignment between assessment and regulatory timelines, or delays in national decisions. Any adverse or delayed HTA outcomes, or divergent national reimbursement decisions, could negatively affect our ability to obtain or maintain favorable pricing and reimbursement status for any product candidates, if approved. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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
•
the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors under such law), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and local laws and regulations, including: state and foreign anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities and/or the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Outside the U.S., interactions between pharmaceutical companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), United Kingdom’s GDPR (UK GDPR) (collectively, the GDPR), Switzerland’s Federal Act on Data Protection (FADP), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018), China’s Personal Information Protection Law (PIPL), and Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

Our employees and personnel use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, cookies or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

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

We intend to comply with the requirements and restrictions of the FDA and comparable foreign regulatory authorities, governmental authorities and regulatory bodies in the jurisdictions that approve our products or product candidates with respect to our promotion of our products, but such authorities may nevertheless make us the target of an investigation or prosecution based on our marketing and promotional practices. As a result, we may be subject to criminal and civil liability for the promotion of off-label uses. In addition, our management’s attention could be diverted to handle any such alleged violations, all of which could have a material adverse effect on our business, results of operations, financial condition and reputation.

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

We are subject to stringent regulation in connection with the marketing of our products, which could delay the development, approval and commercialization of our products.

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

Outside the U.S., the ability to market a product is contingent upon receiving approval from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing, and reimbursement vary widely from country to country. Only after the appropriate regulatory authority is satisfied that adequate evidence of safety, quality, and efficacy has been presented will it grant an MA. Approval by the FDA does not automatically lead to the approval by regulatory authorities outside the U.S. and, similarly, approval by regulatory authorities outside the U.S. will not automatically lead to FDA approval.

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

The policies of the FDA and other regulatory authorities may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates in any additional indications or territories, or further restrict or regulate post-approval activities. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR introduces, among other changes, a centralized application system, coordinated review procedures, expanded reporting and increased transparency obligations. The new requirements, together with evolving guidance from EU authorities, may impose additional operational burdens on us and our CROs and could result in delays in trial initiation, increased compliance costs, or other disruptions to our development programs.

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the Pharma Package). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package, comprised of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions, capped at a maximum of eleven years; reshape the incentives regime for orphan medicinal products, by introducing “breakthrough” orphan medicinal products (those addressing diseases with no available medicinal treatment), which will benefit from 11 years of market exclusivity; and expand the “Bolar” exemption to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates

If our competitors develop and market products that are more effective than our products, they may reduce or eliminate our commercial opportunity.

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

For example, the use of NUPLAZID for the treatment of PDP competes with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine. In addition, DAYBUE competes indirectly with off-label usage of branded and generic prescription medications targeted at individual symptoms of Rett syndrome, including antiepileptics, antipsychotics, antidepressants and benzodiazepines. Further, there are several currently disclosed programs in development for Rett syndrome. UCB S.A. has announced plans to initiate a Phase 3 clinical trial of fenfluramine in patients with Rett syndrome during 2026. Taysha Gene Therapies is conducting pivotal clinical trial of a AAV9 intrathecal delivered gene therapy to treat Rett syndrome. Neurogene has initiated a pivotal clinical trial of its investigational adeno-associated virus gene therapy candidate, NGN-401, delivered using intracerebroventricular administration to treat Rett Syndrome. Several academic institutions and pharmaceutical companies are currently conducting clinical trials for the treatment of various symptoms of Rett syndrome, including Unravel Bio and Vanderbilt University Medical Center, which are jointly conducting an early-stage study with vorinostat (RVL-001).

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

It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to investigate, mitigate, contain and remediate a security incident may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 2, 2025 to February 18, 2026, the closing price of our common stock has ranged from a low of $14.10 per share to a high of $28.06 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

A significant number of shares of our common stock are held by a small number of stockholders. Sales of a significant number of shares of our common stock, or the expectation that such sales may occur, could significantly reduce the market price of our common stock. In connection with our March 2014 public offering of common stock, we agreed to provide resale registration rights for the shares of our common stock held by entities affiliated with one of our principal stockholders and two of our directors, Julian C. Baker and Dr. Stephen R. Biggar, which we refer to as the Baker Entities. In connection with our January 2016 public offering of common stock, we entered into a formal registration rights agreement with the Baker Entities to provide for these rights (2016 Registration Rights Agreement). Under the 2016 Registration Rights Agreement, we agreed that, if at any time and from time to time, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act of 1933, as amended (the Securities Act), we would be obligated to effect such registration. On May 23, 2025, the SEC declared effective a registration statement that we filed on May 9, 2025 covering the sale of up to 43,576,075 shares of our common stock, which includes 492,407 shares of our common stock issuable upon the exercise of warrants that were owned by the Baker Entities as of April 30, 2025, and which represented approximately 26 percent of our outstanding shares at the time. In February 2026, following its expiration, we replaced the 2016 Registration Rights Agreement by entering into a new registration rights agreement with the Baker Entities (2026 Registration Rights Agreement). Our registration obligations under the 2026 Registration Rights Agreement, which cover all securities now held or later acquired by the Baker Entities, will be in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings and block trades of our securities by the Baker Entities in the future. If the Baker Entities sell a large number of our securities, or the market perceives that the Baker Entities intend to sell a large number of our securities, this could adversely affect the market price of our securities, including our common stock. We also may elect to sell from time to time an indeterminate number of securities on our own behalf pursuant to a registration statement or in a private placement. The price of our securities may decline as a result of the sale of the securities, including shares of our common stock, included in any of these registration statements or future financings.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Our information security function, led by our Chief Information and Data Officer (CIDO), with our legal and compliance teams, help identify, assess and manage the Company’s cybersecurity threats and risks. This group works to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods in certain contexts, including, for example, manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threat actors, conducting scans of certain environments, evaluating our industry’s risk profile, evaluating certain threats reported to us, coordinating with law enforcement concerning threats, internal and/or external audits, conducting threat and vulnerability assessments, using external intelligence feeds, using third parties to conduct tabletop incident response exercises and other tests, and participating in the Health Information Sharing and Analytics Center (H-ISAC).

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response policies, disaster recovery/business continuity policies, a vulnerability management policy, artificial intelligence policy, digital policy, a vendor risk management program, risk assessments, implementation of security standards/certifications, encryption of certain data, network security controls and data segregation for certain systems, access controls, physical security, asset management, tracking, and disposal, systems monitoring, employee training, penetration testing, cybersecurity insurance, and dedicated cybersecurity staff.

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

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors, and supply chain resources. We have vendor management processes designed to help manage cybersecurity risks associated with our use of certain of these providers. For certain vendors, these processes include vendor risk assessments, security questionnaires, review of vendors’ written security program, vulnerability scans related to the vendor, security assessment calls with the vendor’s security personnel, and imposition of contractual obligations on certain vendors.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CIDO, who joined the Company in August 2025, and Senior Director of Information Security, who has led cybersecurity functions at the Company for over a decade, managed the Security Operations Center for a Fortune 500 company, and led cybersecurity efforts as the Director of IT at another organization.

The CIDO, along with management, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Management is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CIDO, Chief Legal Officer, Senior Vice President of Finance, Chief Compliance Officer, Senior Vice President of People and Performance, and Senior Director of Information Security. This team works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response policy includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from senior management concerning the Company’s significant cybersecurity threats and risks and the processes the Company has implemented to address them.

Item 2. Properties.

As of December 31, 2025, our primary facility consists of approximately 67,000 square feet of office space in San Diego, California, pursuant to a lease that expires in May 2031. We also lease a facility in Princeton, New Jersey that covers approximately 25,000 square feet of office space, which is leased on a month-to-month basis after it expired in January 2026. In addition, we lease a new facility in Princeton, New Jersey that covers approximately 53,000 square feet of office space, which is expected to commence in the second quarter of 2026. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

As a result of the above, only MSN remained as an active defendant in the Pimavanserin I Cases. On January 11, 2024, following summary judgment motions, the District Court entered final judgment in our favor that MSN’s submission of ANDA No. 214925 was an act of infringement in the Pimavanserin I Case and the ’740 patent was not invalid. On January 18, 2024, MSN filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered on January 11, 2024. On June 9, 2025, the Federal Circuit issued a decision affirming the final judgement of the District Court in our favor.

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. A bench trial was conducted from December 3, 2024 to December 6, 2024 in the matter. Post-trial briefing was completed on February 12, 2025. On June 9, 2025, the District Court issued a final judgement in our favor that Aurobindo’s ANDA infringes the asserted NUPLAZID patent and that the defendants failed to demonstrate such patent is invalid. On June 16, 2025, MSN and Aurobindo filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered on June 9, 2025. Briefing was completed on December 19, 2025. An oral argument has not been scheduled as yet.

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

Securities Class Action

On April 19, 2021, a purported stockholder of us filed a putative securities class action complaint (captioned City of Birmingham Relief Retirement Systems v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against us and certain of our then-current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. The parties concluded discovery on September 24, 2025. The parties submitted pretrial motions on November 12, 2025 and briefing for these motions will be complete on February 25, 2026. The Court has scheduled a pretrial motions hearing for April 10, 2026. Remaining pretrial deadlines will be determined pending the Court’s rulings on the parties’ pretrial motions.

Opt-Out Litigation

On March 7, 2024, a purported stockholder of us filed a complaint (captioned Alger Dynamic Opportunities Fund v. Acadia Pharmaceuticals, Inc., Case No. 24-cv-00451) in the U.S. District Court for the Southern District of California against us and one executive officer. The complaint is based on the same underlying allegations as the Securities Class Action described above, and alleged claims under federal and state securities laws, and for common law fraud and negligent misrepresentations. On May 24, 2024, Defendants moved to dismiss the complaint. On October 31, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss. The Court dismissed with leave to amend the purported stockholder’s state and common law claims, as well as the claim brought under Section 18(a) of the Securities Exchange Act of 1934, as amended. Defendants filed their answer to the Sections 10(b) and 20(a) claims on December 16, 2024. On January 13, 2025, the Court stayed this suit pending the outcome of the Securities Class Action.

Derivative Suit

On December 15, 2023, a purported stockholder of us filed a derivative action (captioned Kanner et al v. Biggar et al., Case No. 23-cv-2293) in the U.S. District Court for the Southern District of California against certain of our current directors. We are named as a nominal defendant. The complaint is based on the same alleged misconduct as the Securities Class Action, and asserts state law claims, on behalf of us, against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and insider trading. The complaint also asserts federal claims under sections 10(b), 21D, and 14(a) of the Securities Exchange Act of 1934, as amended. On December 27, 2023, the action was reassigned to District Judge William Q. Hayes and Magistrate Judge Michael S. Berg due to its relation to the Securities Class Action. On January 30, 2024, the parties jointly requested a stay of the action. The Court granted that request and the action was stayed on February 20, 2024, pending the outcome of our Demand Review Committee’s investigation into the underlying claims. The stay was briefly lifted on September 5, 2025 but reinstated on October 17, 2025 and remains in place. On January 15, 2026, the parties informed the Court that they had reached a settlement in principle regarding the derivative claims. Pursuant to the proposed settlement, which is still subject to Court approval, defendants agreed to certain governance reforms and agreed to an award of $1.5 million in attorneys’ fees to be paid by our insurance carrier.

We currently believe that none of the foregoing claims or other actions pending against us as of December 31, 2025 is likely to have, individually or in the aggregate, a material adverse effect on our business, liquidity, financial position, or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters. We are unable to estimate possible losses or ranges of losses that may result from these matters, and therefore we have not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

Item 4. Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ACAD”.

Holders

As of February 18, 2026, there were 170,494,613 shares of common stock outstanding held by approximately 29 stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Not applicable.

Performance Graph

The following graph shows a comparison of the total cumulative returns of an investment of $100 in cash from December 31, 2020 through December 31, 2025 in (i) our common stock, (ii) the Nasdaq Biotechnology Index, and (iii) the Nasdaq U.S. Benchmark TR Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock. The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24	Dec-25
Acadia Pharmaceuticals Inc.	$100.00	$43.66	$29.78	$58.57	$34.32	$49.94
NASDAQ Biotechnology Index	$100.00	$99.37	$88.53	$91.84	$90.58	$119.92
NASDAQ U.S. Benchmark TR Index	$100.00	$125.89	$101.05	$127.76	$159.03	$186.96

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

We have two core franchises in neurological and rare diseases. Our neurological disease franchise is anchored by the commercial product NUPLAZID (pimavanserin), which is the first and only drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP. Our rare disease franchise is anchored by the commercial product DAYBUE, which is the first and only drug approved for the treatment of Rett syndrome. Net product sales from these two commercial products totaled $1,071.5 million for 2025, compared with $957.8 million for 2024.

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

Under the terms of the 2018 agreement, Neuren received an upfront payment of $10.0 million and is eligible to receive milestone payments of up to $400.0 million based on the achievement of certain development and sales milestones for Rett syndrome in North America, of which, $50 million has been paid as of December 31, 2025. Neuren is also eligible to receive up to $55.0 million in development and sales milestone for Fragile X syndrome in North America. In addition, Neuren is eligible to receive tiered, escalating, double-digit percentage royalties based on net sales in North America. The following tables provide a summary of milestone and royalty payments that Neuren remains eligible to receive based on the achievement of net sales of trofinetide in North America in any given year:

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

In addition to these commercial products, we have a portfolio of product candidates and research programs that are designed to address significant unmet medical needs in neurological and rare diseases. In order to achieve significant long-term growth, we plan to develop our current portfolio, expand our pipeline of early- and late-stage product candidates and expand into areas of rare disease that are adjacent to our existing franchises, including through strategic business development, and make use of our internal capabilities and knowledge.

Our most advanced current product candidate is remlifanserin for the treatment of ADP and LBDP. In November 2023, we initiated a Phase 2 study evaluating the efficacy and safety of remlifanserin for the treatment of hallucinations and delusions associated with ADP. We initiated an additional Phase 2 study of remlifanserin in LBDP in September 2025. In the fourth quarter of 2025, we initiated a Phase 2 study of ACP-211 for the treatment of major depressive disorder.

Until September 2025 we had been developing the product candidate ACP-101 (intranasal carbetocin) for the treatment of hyperphagia in PWS, a neuro rare disease. In September 2025, we announced top-line results from our COMPASS PWS study, a Phase 3 study evaluating the efficacy and safety of ACP-101 for the treatment of hyperphagia in PWS. In the study, ACP-101 did not demonstrate a statistically significant improvement over placebo on the study’s primary endpoint, change from baseline to Week 12 on the Hyperphagia Questionnaire for Clinical Trials (HQ-CT), nor was there separation from placebo on any secondary endpoint. As a result, we do not intend to investigate ACP-101 any further.

We have several product candidates in earlier stages of development for the treatment of neurological and rare diseases. These include ACP-711 for the treatment of essential tremor, with a Phase 2 study expected to begin in 2026; and ACP-271, a GPR88 agonist, with a first-in-human study in healthy volunteers planned for the first quarter of 2026.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of December 31, 2025, we had an accumulated deficit of approximately $1.8 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may incur operating losses as we incur significant research and development costs and costs for continued commercialization of our products.

Financial Operations Overview

Product Revenues

Net product sales consist of sales of our products. The FDA approved NUPLAZID in April 2016 for the treatment of hallucinations and delusions associated with PDP and we launched the product in the United States in May 2016. The FDA approved DAYBUE in March 2023 for the treatment of Rett syndrome and we launched the product in the United States in April 2023. Health Canada granted marketing authorization of DAYBUE for the treatment of Rett syndrome in adult and pediatric patients 2 years of age and older in October 2024. The FDA approved DAYBUE STIX in December 2025 for the treatment of Rett syndrome and we made the product available on a limited basis in the first quarter of 2026, with a broader launch planned for Q2 2026. The Ministry of Health in Israel recently approved DAYBUE for the treatment of Rett syndrome in adults and pediatric patients 2 years of age and older and weighing at least 9 kg in December 2025.

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

Cost of sales for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold. Thus the cost of sales as a percentage of net sales of DAYBUE for the year ended December 31, 2025, 2024 and 2023 were affected by use of the initial pre-launch inventory, which was previously expensed as research and development expense, and is referred to as zero cost inventories. However, we do not expect that the cost of sales as a percentage of net sales of DAYBUE will increase significantly once we commence the sales of full cost inventories.

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have focused on pimavanserin, trofinetide, remlifanserin and other earlier-stage product candidates. In connection with the FDA approval of DAYBUE, we are required to conduct post-marketing work, including a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies, and nonclinical in vitro and clinical in vivo drug interaction studies. The FDA has released us from one of the five PMRs. In addition, we have fulfilled three of the five PMRs. We will be responsible for all costs incurred for these PMRs. In addition, we expect to incur increased research and development expenses as a result of advancement of our early-stage product candidates.

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

The following table summarizes our research and development expenses for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Costs of external service providers:
NUPLAZID (pimavanserin)	$3,706	$34,369	$55,527
DAYBUE (trofinetide)	34,083	30,677	32,065
ACP-101	44,412	30,401	11,887
Remlifanserin	85,598	54,389	43,768
Early-stage product candidates	52,272	44,703	26,789
Upfront and milestone payments*	12,000	34,500	102,500
Subtotal	232,071	229,039	272,536
Internal costs	80,295	60,110	61,675
Stock-based compensation	16,436	14,100	17,408
Total research and development expenses	$328,802	$303,249	$351,619

_____________________

* Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

At this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur to support the commercialization of DAYBUE or DAYBUE STIX, as well as the further development of our early-stage product candidates. Likewise, we are unable to determine with certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely across our development programs. While our current development efforts are primarily focused on advancing the development of remlifanserin and other early-stage product candidates, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each candidate and our financial position. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of DAYBUE.

We expect our research and development expenses will continue to be substantial as we conduct studies pursuant to our PMRs and pursue the further development of remlifanserin and other early-stage product candidates. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Income Tax Expense

Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Judgments and estimates based on interpretations of existing tax laws or regulations are required in determining our provision for income taxes. Changes in tax laws, regulations, or statutory tax rates, and estimates of our future taxable income could impact the deferred tax assets and liabilities provided for in the consolidated financial statements and would require an adjustment to the provision for income taxes. Prior to fiscal year 2025, we maintained a full valuation allowance against our net deferred tax assets (DTAs) due to a history of cumulative losses. However, during the fiscal year ended December 31, 2025, we achieved cumulative three-year profitability. Management determined there is sufficient positive evidence to conclude it is “more likely than not” that deferred taxes are realizable. We therefore reduced the valuation allowance accordingly.

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

Product Sales, Net

We sell NUPLAZID through SPs and SDs. SPs dispense product to a patient based on the fulfillment of a prescription and SDs sell product to government facilities, long-term care pharmacies, or in-patient hospital pharmacies. We sell DAYBUE in the U.S. through a single wholesale distributor. We sell DAYBUE outside of the U.S. through third party distributors. Product shipping and handling costs are included in cost of product sales.

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

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and

Medicare benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates is based on historical data received from the SPs, SDs and the single wholesale distributor since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates still estimated to be incurred. Allowances for rebates also include amounts due under the Inflation Reduction Act of 2022 (IRA) for Medicare Part D unit sales with applicable period AMP increases that outpace inflation over the benchmark period. The applicable period will be twelve months on October 1 of each year, with the initial applicable period beginning on October 1, 2022. The benchmark period AMP price is January 1, 2021 through September 30, 2021 for NUPLAZID and January 1, 2024 through December 31, 2024 for DAYBUE. Our estimates are based Medicare Part D sales as a percentage of gross sales and the rate AMP for the current period will be in excess the benchmark period. We regularly monitor our estimates and record adjustments when rebate trends, rebate programs and contract terms, legislative changes, or other significant events indicate that a change in the estimates is appropriate. Prior to 2025, our estimates had not differed materially from actual rebates. However, in December 2025, we received our first invoices for Medicare inflation cap rebates from CMS for the applicable periods beginning on October 1, 2022 through September 30, 2024, which were higher than expected and material to our product revenue. The variances between the actual invoices received and our accruals were from the higher units billed. While we have been accruing for Medicare inflation cap rebates since the implementation of the IRA, the historical data we had from the federal government and our customers indicated that our Medicare volume mix for NUPLAZID was lower than the ultimate Medicare volume we received from CMS in our IRA invoices. We adjusted our Medicare rebate accruals to reflect actual invoices received and updated expectations. This unfavorable change of approximately $20.1 million related to the sales from October 1, 2022 to December 31, 2025, which increased our gross-to-net adjustments and reduced our net product sales of NUPLAZID. The adjustment does not impact underlying demand trends, which demonstrated strong volume growth in 2025. Of the $20.1 million, $11.8 million was classified as a change in estimate for the impact through December 31, 2024, and $8.3 million was captured within the current financial statements for the period ending December 31, 2025.

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

Income Taxes

Our provision for income taxes, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. Judgments and estimates based on interpretations of existing tax laws or regulations in the United States and the numerous foreign jurisdictions where we are subject to income tax are required in determining our provision for income taxes. Changes in tax laws, regulations, or statutory tax rates, and estimates of our future taxable income could impact the deferred tax assets and liabilities provided for in the consolidated financial statements and would require an adjustment to the provision for income taxes.

The company evaluates the realizability of DTAs on a quarterly basis, weighing positive and negative evidence to determine if it is “more likely than not” that all or some portion of the DTAs will be realized. The weight given to evidence is based on the extent to which it can be objectively verified.

Prior to fiscal year 2025, we maintained a full valuation allowance against our net DTAs due to a history of cumulative losses. However, during the fiscal year ended December 31, 2025, we achieved cumulative three-year profitability. Management determined there is sufficient positive evidence to conclude it is “more likely than not” that deferred taxes of $249.9 million are realizable. We therefore reduced the valuation allowance accordingly.

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not to be sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected in income tax expense.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with our products and the extent to which we generate revenue from product sales, our further development of our early-stage product candidates and the progress and timing of expenditures related to studies of DAYBUE pursuant to our PMRs. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in our Medicare Part D liability and the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact that geopolitical and macroeconomic developments, including the ongoing military conflict between Ukraine and Russia and in the Middle East, and tariffs and trade tensions may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Years Ended December 31, 2025 and 2024

Product Sales, Net

Net product sales, comprised of our products, were $1,071.5 million and $957.8 million for the years ended December 31, 2025 and 2024, respectively.

Net product sales of NUPLAZID were $680.1 million and $609.4 million in 2025 and 2024, respectively. The increase in net product sales of NUPLAZID of $70.7 million was due to the growth in NUPLAZID unit sales as well as a higher average net selling price of NUPLAZID in 2025 compared to 2024, partially offset by an unfavorable gross-to-net adjustments of approximately $11.8 million related to Medicare inflation cap rebates for the sales related to October 1, 2022 to December 31, 2024. This adjustment does not impact underlying demand trends, which continue to be demonstrated by strong volume growth. Net product sales of DAYBUE were $391.4 million and $348.4 million in 2025 and 2024, respectively. The increase in net product sales of DAYBUE of $43.0 million was due to the growth in DAYBUE unit sales as well as a higher average net selling price of DAYBUE in 2025 compared to 2024.

The following table provides a summary of activity with respect to our sales allowances and accruals for the year ended December 31, 2025 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance at December 31, 2024	$11,883	$(114)	$148,106	$159,875
Provision related to current period sales	145,584	6,779	197,113	349,476
Credits/payments for current period sales	(129,127)	(6,816)	(69,589)	(205,532)
Credits/payments for prior period sales	(11,883)	114	(135,190)	(146,959)
Balance at December 31, 2025	$16,457	$(37)	$140,440	$156,860

Cost of Product Sales

Cost of product sales was $89.0 million and $81.8 million for the years ended December 31, 2025 and 2024, respectively, or approximately 8% and 9% of net product sales, respectively. Cost of product sales as a percentage of net product sales for both NUPLAZID and DAYBUE remained relatively flat in 2025 as compared to 2024. The increase in cost of product sales was primarily due to the increased standard per unit manufacturing cost for DAYBUE as we substantially finished the zero cost inventories.

Certain manufacturing related expenses incurred prior to DAYBUE receiving FDA approval were classified as research and development expenses, resulting in zero cost inventory. Prior to receiving FDA approval for DAYBUE in March 2023, we manufactured inventory and recorded approximately $29.9 million related to the zero cost inventory as research and development expense. If the previously expensed inventory been capitalized and recognized when sold, the total cost of sales with these manufacturing costs included for the year ended December 31, 2025 would have increased by approximately $6.3 million based on the actual direct costs to manufacture DAYBUE prior to receiving FDA approval. We do not expect our cost of product sales for DAYBUE to increase significantly as a percentage of net product sales in future periods as we continue to produce inventory for future sales. We sold substantially all of the zero cost inventories of DAYBUE through the year ended December 31, 2025.

Subsequent to using our entire zero cost inventories, we estimate our overall cost of product sales as a percentage of total net product sales will be in the range of a mid-single digit to high single digit percentage.

Research and Development Expenses

Research and development expenses increased to $328.8 million for the year ended December 31, 2025 from $303.2 million for the year ended December 31, 2024. The increase in research and development expenses during 2025 was primarily related to increased expenditures for remlifanserin and other early-stage product candidates as well as increased personnel expenses, offset by reduced expenditures for ending studies that took place in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $548.9 million for the year ended December 31, 2025 from $488.4 million for the year ended December 31, 2024. The increase in selling, general and administrative expenses was primarily driven by costs related to our consumer activation program to support NUPLAZID and the planned expansion of the DAYBUE team.

Gain on Sale of Non-Financial Asset

Following the FDA approval of DAYBUE, we were granted a Rare Pediatric Disease PRV. During the year ended December 31, 2024, we sold the PRV to a third party for the aggregate net proceeds of $146.5 million. There were no non-financial asset sales during the year ended December 31, 2025.

Comparison of the Years Ended December 31, 2024 and 2023

Product Sales, Net

Product sales, net, comprised of our products, were $957.8 million and $726.4 million in the years ended December 31, 2024 and 2023, respectively.

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

Research and Development Expenses

Research and development expenses decreased to $303.2 million in 2024, including $14.1 million in stock-based compensation expense, from $351.6 million in 2023, including $17.4 million in stock-based compensation expense. The decrease in research and development expenses during 2024 was due to decreased business development payments, which in the period ending December 31, 2023 included the $100.0 million payment to Neuren under the expanded license agreement for trofinetide, partially offset by increased costs from clinical stage programs.

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

Gain on Sale of Non-Financial Asset

Following the FDA approval of DAYBUE, we were granted a Rare Pediatric Disease PRV. During the year ended December 31, 2024, we sold the PRV to a third party for the aggregate net proceeds of $146.5 million. No non-financial asset sale happened during the year ended December 31, 2023.

Liquidity and Capital Resources

We have funded our operations primarily with revenues from sales of our products since their approvals, and through sales of our equity securities and interest income. We anticipate that the level of cash used in our operations will fluctuate in future periods depending on the levels of spending required for our ongoing and planned commercial activities for our products, our ongoing and planned development activities for remlifanserin as a treatment for ADP and LBDP, studies to be conducted pursuant to our PMRs, our ongoing and planned development activities for other early- and late-stage product candidates and strategic business development to further expand our portfolio. We expect that our cash, cash equivalents and investment securities, as well as funds generated by anticipated sales of our products, will be sufficient to fund our planned operations through and beyond the next 12 months.

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

As of December 31, 2025 we have long-term contractual obligations related to our operating leases of $58.5 million. In May 2023, we subleased our 2nd floor of corporate office space in San Diego with a total minimum sublease income of $18.4 million. In addition to operating leases, we enter into certain other long-term commitments for goods and services that are outstanding for periods greater than one year. We also enter into short-term agreements with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation, or that are undocumented except for an invoice. Such short-term agreements are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be stopped on short notice. In such event, we would not be liable for the full amount of the agreement.

We have entered into various collaboration, licensing and merger agreements which generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of net product sales, with rates that vary by agreement. As of December 31, 2025, we may be required to make milestone payments up to $3.5 billion in the aggregate. $0.9 billion payments are contingent upon achieving future development and regulatory milestones, and $2.6 billion payments are contingent upon achieving future commercial milestones.

We expect to receive an invoice for rebates under the IRA from Medicare Part D unit sales for applicable period of October 1, 2024 to September 30, 2025 in June 2026. Payment is due 30 days after receiving such invoice; the payment will be set off against the allowance for such rebate that we have accrued up to the date of payment.

Cash Flows

At December 31, 2025, we had $819.7 million in cash, cash equivalents, and investment securities, compared to $756.0 million at December 31, 2024. This $63.7 million increase in cash, cash equivalents, and investment securities during 2025 was primarily due to net cash provided by operating activities.

Net cash provided by operating activities was $109.8 million in 2025 compared to $157.7 million in 2024 and $16.7 million in 2023. The decrease in net cash provided by operating activities in 2025 relative to 2024 was primarily due to increased research and development costs and sales and marketing costs, partially offset by an increase in our net revenues. The increase in net cash provided by operating activities in 2024 relative to 2023 was primarily due to an increase in our net revenues and decreased research and development costs, partially offset by increased sales and marketing costs.

Net cash used in investing activities totaled $302.6 million in 2025 compared to net cash used in investing activities of $30.5 million in 2024 and net cash provided by investing activities of $32.0 million in 2023. The increase in net cash used in investing activities in 2025 compared to 2024 was primarily due to no proceeds from sale of a non-financial asset and increased net payments made to Neuren for our sale of the PRV and an annual net sales milestone. The increase in net cash used in investing activities in 2024 compared to 2023 was primarily due to increased net purchases of investment securities.

Net cash provided by financing activities was $49.9 million in 2025 compared to $6.8 million in 2024 and $25.1 million in 2023. This increase in net cash provided by financing activities in 2025 relative to 2024 was attributable primarily to an increase in proceeds resulting from the exercise of employee stock options. The decrease in net cash provided by financing activities in 2024 relative to 2023 was primarily due to a decrease in proceeds resulting from the exercise of employee stock options.

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

Recent Accounting Pronouncements

See Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on December 31, 2025 and 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to our investment in investment-grade, interest-bearing securities, as of the date of this Annual Report on Form 10-K, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Acadia Pharmaceuticals Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Acadia Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Acadia Pharmaceuticals Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

February 25, 2026

Item 9B. Other Information.

Insider Trading Arrangements

During the Company’s last fiscal quarter, the following officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

•
On December 9, 2025, James Kihara, Senior Vice President, Finance, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 41,421 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from March 9, 2026 until March 9, 2027, or earlier if and when all transactions under the trading arrangement are completed.

Registration Rights Agreement

On February 24, 2026, we entered into a registration rights agreement (the “Registration Rights Agreement”) with 667, L.P. and Baker Brothers Life Sciences, L.P] (the “Baker Entities”), both of which are existing stockholders of our company and are affiliated with our directors, Julian C. Baker and Stephen R. Biggar. The Registration Rights Agreement replaces the registration rights agreement we entered into with the Baker Entities in January 2016 that continued in effect for 10 years. Under the Registration Rights Agreement, we agreed that, if requested by the Baker Entities, we would register our securities held by the Baker Entities for resale under the Securities Act of 1933, as amended. Our registration obligations under the Registration Rights Agreement cover all of our securities now held or later acquired by the Baker Entities, will continue in effect for up to 10 years, and include our obligation to facilitate certain underwritten public offerings and block trades of our securities by the Baker Entities in the future. We and the Baker Entities granted each other customary indemnification rights in connection with our registration obligations. The Registration Rights Agreement is filed as Exhibit 10.25 to this report and the description of the terms of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such exhibit.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The remaining information required by this Item and not set forth below will be set forth under the proposal captioned “Election of Directors” and the sections captioned “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers” and “Delinquent Section 16(a) Reports,” if any, in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC by April 30, 2026 (our Proxy Statement) and is incorporated in this report by reference.

The information required by Item 408(b) of Regulation S-K will be set forth in the section captioned “Insider Trading Arrangements and Policies” in our Proxy Statement and is incorporated in this report by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.acadia.com under the Governance Documents section of our Investors page. Information contained in our website does not constitute a part of this report or our other filings with the SEC. We will promptly disclose on our website, as required, (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Stockholders may request a free copy of the Code of Business Conduct and Ethics from our compliance department c/o Acadia Pharmaceuticals Inc., 12830 El Camino Real, Suite 400, San Diego, CA 92130.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the sections headed “Executive Compensation—Compensation Disclosure and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement and is incorporated in this report by reference.

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

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 6, 2015).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed February 25, 2021).

3.3	Amended and Restated Bylaws of Acadia Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed April 16, 2025).

4.1	Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-52492).

4.2	Form of Amended and Restated Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed February 26, 2019).

4.3	Description of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2020).

10.1[a]	Form of Indemnity Agreement for directors and officers (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-113137).

10.2[a]	2004 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-113137).

10.3[a]	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-K, filed August 9, 2022).

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

10.10[a]

Employment Offer Letter, dated April 28, 2020, between the Registrant and Mark Schneyer (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, filed March 1, 2022).

10.11[a]

Employment Offer Letter, dated February 22, 2024, between the Registrant and Elizabeth H. Z. Thompson. (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2024).

10.12[a]

Employment Offer Letter, dated January 12, 2024, between the Registrant and Jennifer Rhodes (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2024).

10.13[a,b]

Employment Offer Letter, dated November 15, 2024, by and between the Registrant and Thomas Garner (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2025).

10.14[a]	Non-Employee Director Compensation Policy, effective April 14, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed May 8, 2025).

10.15[a]	Management Severance Benefit Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

10.16[a]	Amended and Restated Change in Control Severance Benefit Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed December 15, 2015).

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

10.20[b]

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

10.22[b]

Change Order #1 to Master Services Agreement Attachment #1, dated January 3, 2017, by and between Acadia Pharmaceuticals GmbH and Siegfried AG (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 3, 2022).

10.23[b]

Attachment #4, Attachment #5 and Attachment #6, each dated May 12, 2017, to the Master Services Agreement, dated December 15, 2016, by and between Acadia Pharmaceuticals GmbH and Siegfried AG and its affiliates (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed November 3, 2022).

10.24[b]

Attachment #7, dated September 30, 2020, to the Master Services Agreement, dated December 15, 2016, by and between Acadia Pharmaceuticals GmbH and Siegfried AG and its affiliates (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q, filed November 4, 2020).

10.25	Registration Rights Agreement, dated February 24, 2026, among the Registrant and the investors listed on Schedule A thereto.

10.26

Assignment of Brann Intellectual Property Rights, dated January 29, 1997, by Mark R. Brann in favor of the Registrant (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-52492).

10.27[b]

License Agreement, dated August 6, 2018, by and between the Registrant and Neuren Pharmaceuticals Ltd. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2025).

10.28[b]

Lease Agreement, effective October 4, 2018, by and between the Registrant and Kilroy Realty, L.P (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2025).

10.29[b]

First Amendment to Office Lease, dated December 23, 2019, between the Registrant and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q, filed May 8, 2020).

10.30[b]

Second Amendment to Office Lease, dated March 12, 2020, between the Registrant and Kilroy Realty, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly report on Form 10-Q, filed May 8, 2020).

10.31[a]	Acadia Pharmaceuticals Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-269611).

10.32[a]

Forms of Stock Option Grant Notice and Stock Option Agreement under Acadia Pharmaceuticals Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-269611).

10.33[a]

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under Acadia Pharmaceuticals Inc. 2023 Inducement Plan (incorporated by reference to Exhibit 99.3 to Registration Statement No. 333-269611).

10.34[b]

Lease Agreement, effective May 15, 2018, by and between the Registrant and Boston Properties Limited Partnership (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2023).

10.35[b]

Master Commercial Supply Agreement, dated November 16, 2022, by and between the Registrant and Corden Pharma Bergamo S.p.A. (incorporated by reference to Exhibit 10.36 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

10.36[b]

Commercial Supply Agreement, dated December 15, 2021, by and between the Registrant and F.I.S. Fabbrica Italiana Sintetici S.p.A. (incorporated by reference to Exhibit 10.36 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

10.37[b]

Product Agreement, effective May 1, 2022, by and between the Registrant and Patheon Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.37 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

10.38[b]

Commercial Supply Agreement, dated March 1, 2023, by and between the Registrant and Bend Biosciences (formerly known as CoreRx Inc.) as amended by Amendment No. 1, dated August 1, 2023 (incorporated by reference to Exhibit 10.38 to the Registrants Annual Report on Form 10-K, filed February 28, 2024).

10.39[b]

Joint Venture and License Agreement, dated July 13, 2023, by and between the Registrant and Neuren Pharmaceuticals Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 3, 2023).

10.40[a]	Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-279784).

10.41[a]

Forms of Standard Stock Option Grant Notice and Stock Option Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-279784).

10.42[a]

Forms of Standard Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement No. 333-279784).

10.43[a]

Forms of Director Stock Option Grant Notice and Stock Option Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to Registration Statement No. 333-279784).

10.44[a]

Forms of Director Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to Registration Statement No. 333-279784).

10.45[a]	Acadia Pharmaceuticals Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 99.1 to Registration Statement No. 333-282295).

10.46[a]

Forms of Standard Stock Option Grant Notice and Stock Option Agreement under the Acadia Pharmaceuticals Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 99.2 to Registration Statement No. 333-282295).

10.47[a]

Forms of Standard Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 99.3 to Registration Statement No. 333-282295).

10.48[a]

Forms of Standard Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Inducement Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2025).

10.49[a]

Lease and Lease Agreement, dated May 15, 2025, between the Company and 210 Associates Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2025).

10.50[a]

Amendment No. 1 to Lease and Lease Agreement, dated May 15, 2025, between the Company and Boston Properties Limited Partnership (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2025).

10.51[a]

Forms of Standard Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed August 7, 2025).

10.52[b]

Commercial Supply Agreement, dated February 22, 2018, by and between the Registrant and Catalent Pharma Solutions, LLC, as amended by Amendment No. 1 dated May 1, 2019 and Amendment No. 2 dated May 29, 2020.

10.53[b]	Master Commercial Manufacturing Services Agreement, dated December 10, 2025, by and between the Registrant and Halo Pharmaceutical, Inc.

19.1	Acadia Pharmaceuticals Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2025).

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

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

Acadia Pharmaceuticals Inc.

Date: February 25, 2026	/s/ CATHERINE OWEN ADAMS
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

Signature	Title	Date

/S/ CATHERINE OWEN ADAMS Catherine Owen Adams	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026

/S/ MARK C. SCHNEYER Mark C. Schneyer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2026

/S/ JAMES K. KIHARA James K. Kihara	Senior Vice President, Finance (Principal Accounting Officer)	February 25, 2026

/S/ STEPHEN R. BIGGAR Stephen R. Biggar	Chairman of the Board	February 25, 2026

/S/ JULIAN C. BAKER Julian C. Baker	Director	February 25, 2026

/S/ LAURA A. BREGE Laura A. Brege	Director	February 25, 2026

/S/ JAMES M. DALY James M. Daly	Director	February 25, 2026

/S/ ELIZABETH A. GAROFALO Elizabeth A. Garofalo	Director	February 25, 2026

/S/ EDMUND P. HARRIGAN Edmund P. Harrigan	Director	February 25, 2026

/S/ ADORA NDU Adora Ndu	Director	February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Acadia Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acadia Pharmaceuticals Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Auditing the Medicare Part D sales rebate is complex because of certain assumptions required to estimate the rebate liabilities and the amounts involved are material to the financial statements taken as a whole. In calculating the appropriate accrual amount, the Company considered historical Medicare Part D rebate payments as well as any significant changes in sales trends, the lag in payment timing, an evaluation of the current Medicare Part D laws and interpretations, the percentage of products that are sold via Medicare Part D, and product pricing. In deriving these estimates and assumptions, the Company used both internal and external sources of information to estimate product in the distribution channels, payor mix, prescription volumes and historical experience. Management supplemented its historical data analysis with qualitative adjustments based upon changes in rebate trends, rebate programs and contract terms, legislative changes, or other significant events which indicate a change in the reserve is appropriate.

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

To test the sales rebate accruals for Medicare Part D, our audit procedures included, among others, understanding and evaluating the significant assumptions and underlying data used in management’s calculations. Our testing of significant assumptions included a lookback analysis to evaluate the historical accuracy of management’s estimates by comparing actual rebates to previous estimates and performed sensitivity analyses over certain assumptions to evaluate the completeness of the reserves. As a part of our procedures, we evaluated the reasonableness of the Company's assumptions considering recent sales trends and regulatory factors.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Diego, California

February 25, 2026

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$177,695	$319,589
Investment securities, available-for-sale	641,991	436,404
Accounts receivable, net	121,457	98,739
Interest and other receivables	26,774	5,956
Inventory	34,670	21,949
Prepaid expenses	59,526	55,681
Total current assets	1,062,113	938,318
Property and equipment, net	7,511	4,215
Operating lease right-of-use assets	47,354	46,571
Intangible assets, net	108,893	119,782
Restricted cash	7,845	8,770
Long-term inventory	76,704	69,741
Deferred tax assets	249,879	—
Other assets	3,896	359
Total assets	$1,564,195	$1,187,756
Liabilities and stockholders’ equity
Accounts payable	$10,903	$16,192
Accrued liabilities	266,211	378,678
Total current liabilities	277,114	394,870
Operating lease liabilities	40,554	42,037
Other long-term liabilities	19,137	18,056
Total liabilities	336,805	454,963
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at December 31, 2025 and 2024; 170,309,376 shares and 166,708,856 shares issued and outstanding at December 31, 2025 and 2024, respectively	16	16
Additional paid-in capital	3,039,315	2,936,871
Accumulated deficit	(1,813,386)	(2,204,386)
Accumulated other comprehensive income	1,445	292
Total stockholders’ equity	1,227,390	732,793
Total liabilities and stockholders’ equity	$1,564,195	$1,187,756

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues
Product sales, net	$1,071,505	$957,797	$726,437
Total revenues	1,071,505	957,797	726,437
Operating expenses
Cost of product sales	88,998	81,841	41,638
Research and development	328,802	303,249	351,619
Selling, general and administrative	548,894	488,428	406,559
Gain on sale of non-financial asset	—	(146,515)	—
Total operating expenses	966,694	727,003	799,816
Income (loss) from operations	104,811	230,794	(73,379)
Interest income, net	31,722	25,458	17,234
Other income	2,371	1,823	5,109
Income (loss) before income taxes	138,904	258,075	(51,036)
Income tax (benefit) expense	(252,096)	31,624	10,250
Net income (loss)	$391,000	$226,451	$(61,286)
Earnings (net loss) per share:
Basic	$2.32	$1.37	$(0.37)
Diluted	$2.30	$1.36	$(0.37)
Weighted average common shares outstanding:
Basic	168,356	165,717	163,819
Diluted	169,919	166,362	163,819

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$391,000	$226,451	$(61,286)
Other comprehensive income (loss):
Unrealized gain on investment securities	1,127	362	1,017
Foreign currency translation adjustments	26	(94)	(18)
Comprehensive income (loss)	$392,153	$226,719	$(60,287)

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$391,000	$226,451	$(61,286)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	52,135	67,049	66,421
Amortization of premiums and accretion of discounts on investment securities	(5,424)	(9,304)	(7,533)
Amortization of intangible assets	10,889	14,963	4,093
Gain on sale of non-financial asset	—	(146,515)	—
Gain on strategic investment	—	—	(5,109)
Depreciation	871	920	1,459
Loss on sale of investment securities	—	—	524
Deferred income taxes (including benefit from valuation allowance)	(249,879)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(22,718)	(472)	(36,072)
Interest and other receivables	(20,818)	(1,873)	(3,198)
Inventory	(18,197)	(49,550)	(28,808)
Prepaid expenses and other current assets	(3,845)	(16,590)	(17,693)
Operating lease right-of-use assets	8,667	7,502	5,769
Other assets	(2,856)	117	(33)
Accounts payable	(5,289)	(1,351)	4,797
Accrued liabilities	(19,265)	71,061	93,170
Operating lease liabilities	(6,516)	(7,598)	(5,872)
Long-term liabilities	1,081	2,909	6,073
Net cash provided by operating activities	109,836	157,719	16,702
Cash flows from investing activities
Purchases of investment securities	(692,565)	(505,095)	(369,985)
Sale and maturity of investment securities	493,529	328,565	429,780
Proceeds from sale of non-financial asset	—	146,515	—
Proceeds from sale of strategic investment	—	—	12,253
Net purchases of property and equipment	(4,690)	(523)	(50)
Payment of milestone and contingent payments in connection with asset acquisition	(98,838)	—	(40,000)
Net cash (used in) provided by investing activities	(302,564)	(30,538)	31,998
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	49,883	6,845	25,129
Net cash provided by financing activities	49,883	6,845	25,129
Effect of exchange rate changes on cash	26	(94)	(18)
Net (decrease) increase in cash, cash equivalents and restricted cash	(142,819)	133,932	73,811
Cash, cash equivalents and restricted cash
Beginning of year	328,359	194,427	120,616
End of year	$185,540	$328,359	$194,427
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$25,170	$19,521	$5,850
Supplemental disclosure of noncash information:
Accrued inventory purchases	$1,219	$1,268	$—
Stock based compensation capitalized	$426	$425	$79
Accrued milestone and contingent payments in connection with asset acquisition	$—	$98,838	$29,583

The accompanying notes are an integral part of these consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2022	162,064,872	$16	$2,770,923	$(2,369,551)	$(975)	$400,413
Issuance of common stock from exercise of stock options and units	2,236,849	—	20,309	—	—	20,309
Issuance of common stock pursuant to employee stock purchase plan	348,498	—	4,820	—	—	4,820
Net loss	—	—	—	(61,286)	—	(61,286)
Stock-based compensation	—	—	66,500	—	—	66,500
Other comprehensive income	—	—	—	—	999	999
Balances at December 31, 2023	164,650,219	16	2,862,552	(2,430,837)	24	431,755
Issuance of common stock from exercise of stock options and units	1,641,013	—	1,572	—	—	1,572
Issuance of common stock pursuant to employee stock purchase plan	417,624	—	5,273	—	—	5,273
Net income	—	—	—	226,451	—	226,451
Stock-based compensation	—	—	67,474	—	—	67,474
Other comprehensive income	—	—	—	—	268	268
Balances at December 31, 2024	166,708,856	16	2,936,871	(2,204,386)	292	732,793
Issuance of common stock from exercise of stock options and units	3,180,888	—	44,370	—	—	44,370
Issuance of common stock pursuant to employee stock purchase plan	419,632	—	5,513	—	—	5,513
Net income	—	—	—	391,000	—	391,000
Stock-based compensation	—	—	52,561	—	—	52,561
Other comprehensive income	—	—	—	—	1,153	1,153
Balances at December 31, 2025	170,309,376	$16	$3,039,315	$(1,813,386)	$1,445	$1,227,390

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

In March 2023, the FDA approved the Company’s second drug, DAYBUE® (trofinetide), for the treatment of Rett syndrome. DAYBUE became available for prescription in the United States in April 2023.

In October 2024, Health Canada granted marketing authorization of DAYBUE® (trofinetide) for the treatment of Rett syndrome in adult and pediatric patients 2 years of age and older.

In December 2025, the FDA approved DAYBUE® STIX (trofinetide), a dye- and preservative-free powder formulation, for the treatment of Rett syndrome in adult and pediatric patients 2 years and older. DAYBUE STIX will be available on a limited basis starting in the first quarter of 2026, with a broader launch planned for the second quarter of 2026.

In December 2025, the Ministry of Health in Israel approved DAYBUE® (trofinetide) for the treatment of Rett syndrome in adults and pediatric patients 2 years of age and older and weighing at least 9 kg.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	Twelve Months Ended December 31,2025		Twelve Months Ended December 31,2024
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$319,589	$177,695	$188,657	$319,589
Restricted cash	8,770	7,845	5,770	8,770
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$328,359	$185,540	$194,427	$328,359

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about the collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of December 31, 2025 and 2024, the Company has determined that an allowance for credit loss was not required.

Inventory

Inventory is stated at the lower of cost or net realizable value under the first-in, first-out method (FIFO). The Company uses a combination of standard and actual costing methodologies to determine the cost basis for its inventories which approximates actual costs. Inventory consists of raw material, work in process, and finished goods, including third-party manufacturing costs, freight, and indirect overhead costs. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of NUPLAZID in April 2016 and DAYBUE in March 2023, all costs related to the manufacturing of NUPLAZID and DAYBUE were charged to research and development expense in the period incurred.

The Company periodically reviews inventory and reduces the carrying value of items to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. During the years ended December 31, 2025, 2024 and 2023, the Company recorded charges of $2.3 million, $0.5 million and $0.9 million, respectively, to reduce certain finished goods and work in process inventory to its net realizable value.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Through December 31, 2025, no such impairment losses have been recorded by the Company.

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

Pursuant to the license agreement with Neuren, the Company has capitalized a total of $138.8 million as intangible assets following the FDA approval and sale of DAYBUE and sale of PRV, as disclosed in Note 9. The intangible assets are amortized on a straight-line basis over the estimated useful life of the licensed patents through early 2036. The Company recorded total amortization expense related to these intangible assets of $10.9 million and $15.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, estimated future amortization expense related to the Company’s intangible assets was $10.9 million for each subsequent year.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales as revenue from product sales is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible the assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the years ended December 31, 2025 or 2024.

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

Advertising Expense

Advertising costs are expensed when services are performed or goods are delivered. The Company incurred $31.9 million, $21.1 million and $9.4 million in advertising costs during the years ended December 31, 2025, 2024 and 2023, respectively and $0.9 million and $1.3 million of advertising costs were capitalized as prepaid expenses at December 31, 2025 and 2024. No advertising costs were capitalized as prepaid expenses at December 31, 2023.

Revenue Recognition

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, substantially all of which are sales in the U.S.

Revenues by product are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
NUPLAZID	$680,086	$609,385	$549,248
DAYBUE	391,419	348,412	177,189
Product sales, net	$1,071,505	$957,797	$726,437

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

The Company’s product sales, net consist of U.S. sales of NUPLAZID and DAYBUE. NUPLAZID was approved by the FDA in April 2016 and the Company commenced shipments of NUPLAZID to SPs and SDs in late May 2016. SPs dispense product to a patient based on the fulfillment of a prescription and SDs sell product to government facilities, long-term care pharmacies, or in-patient hospital pharmacies. DAYBUE was approved by the FDA in March 2023 and the

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company commenced shipments of DAYBUE to a single wholesale distributor in April 2023 in the U.S. The Company also sells DAYBUE outside of the U.S. commercially as well as under managed access programs through third party distributors. Product shipping and handling costs are included in cost of product sales.

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

Distribution Fees: Distribution fees include distribution service fees paid to the SPs, SDs and wholesale distributors based on a contractually fixed percentage of the wholesale acquisition cost (WAC), fees for data, and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates, estimated payor mix, and expected utilization. The Company’s estimates for expected utilization of rebates are based on historical data received from the SPs, SDs and single wholesale distributor since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates still estimated to be incurred. Allowances for rebates also include amounts due under the Inflation Reduction act of 2022 for Medicare Part D unit sales with applicable period AMP increases that outpace inflation over the benchmark period. The applicable period will be twelve months on October 1 of each year, with the initial applicable period beginning on October 1, 2022. The benchmark period AMP price is January 1, 2021 through September 30, 2021 for NUPLAZID and January 1, 2024 through December 31, 2024 for DAYBUE. The Company’s estimates are based Medicare Part D sales as a percentage of gross sales and the rate AMP for the current period will be in excess the benchmark period. In December 2025, the Company received its first invoices for Medicare inflation cap rebates from CMS for the applicable periods beginning on October 1, 2022 through September 30, 2024, which were higher than expected. The Company increased its Medicare rebate accruals to reflect actual invoices received and updated expectations. This unfavorable change in estimate of approximately $11.8 million related to the sales from October 1, 2022 to December 31, 2024, which increased its gross-to-net adjustments and reduced its net product sales of NUPLAZID.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has entered into agreements for the distribution of NUPLAZID with a limited number of SPs and SDs, and all of the Company’s product sales of NUPLAZID are to these customers. The Company has also entered into agreements for the distribution of DAYBUE with third party distributors, and all of the Company’s product sales of DAYBUE and accounts receivable balance at December 31, 2025 are related to these customers. The following table summarizes customers that represent 10% or greater of our consolidated total gross revenues:

	Years Ended December 31,
	2025	2024	2023
Customer A	34%	34%	23%
Customer B	13%	13%	15%
Customer C	12%	14%	17%
Customer D	12%	12%	14%
Customer E	11%	10%	10%

__________________________________________

* Represents less than 10% and/or not a customer in the applicable year

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes customers with amounts due that represent 10% or greater of our consolidated accounts receivable balance:

	As of December 31,
	2025	2024
Customer A	36%	42%
Customer D	14%	12%
Customer B	11%	14%
Customer C	10%	13%
Customer E	*	*

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

	Years Ended December 31,
	2025	2024	2023
Stock Options:
Expected volatility	61%	62%	66%
Risk-free interest rate	4.1%	4.1%	3.9%
Expected dividend yield	0%	0%	0%
Expected life of options in years	5.6	5.5	5.4

	Years Ended December 31,
	2025	2024	2023
Employee Stock Purchase Plan:
Expected volatility	37%-58%	46%-63%	40%-67%
Risk-free interest rate	3.6%-4.3%	4.3%-5.3%	4.0%-5.3%
Expected dividend yield	0%	0%	0%
Expected life in years	0.5-2.0	0.5-2.0	0.5-2.0

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

The table below summarizes the total stock-based compensation expense included in the Company’s consolidated statements of operations for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of product sales	$858	$1,319	$1,007
Research and development	16,436	14,100	17,408
Sales, general and administrative	34,841	51,630	48,006
	$52,135	$67,049	$66,421

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

	Years Ended December 31,
	2025	2024	2023
Net income (loss) - basic and diluted	$391,000	$226,451	$(61,286)
Weighted average shares outstanding:
Basic	168,356	165,717	163,819
Effect of potentially dilutive common shares from:
Equity awards	1,457	576	—
Employee stock purchase plan rights	106	69	—
Diluted	169,919	166,362	163,819

Earnings (net loss) per share:
Basic	$2.32	$1.37	$(0.37)
Diluted	$2.30	$1.36	$(0.37)

Potentially dilutive shares excluded from per share amounts as their effect would have been anti-dilutive	17,299	18,233	21,264

3. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$429,260	$1,291	$—	$430,551
Government sponsored enterprise securities	211,239	258	(57)	211,440
	$640,499	$1,549	$(57)	$641,991

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$245,584	$319	$—	$245,903
Government sponsored enterprise securities	190,452	157	(108)	190,501
	$436,036	$476	$(108)	$436,404

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

	December 31,
	2025	2024
One year or less	51%	79%
After one year but within two years	49%	21%
Total	100%	100%

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2025 and 2024, the Company had 18 and 17 securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of December 31, 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2025
Government sponsored enterprise securities	$91,799	$(57)	$—	$—	$91,799	$(57)
Total	$91,799	$(57)	$—	$—	$91,799	$(57)
December 31, 2024
Government sponsored enterprise securities	$84,390	$(108)	$—	$—	$84,390	$(108)
Total	$84,390	$(108)	$—	$—	$84,390	$(108)

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

As of December 31, 2025, the Company did not have the intention to sell the investments in unrealized loss positions and it is unlikely that the Company will be required to sell the investment before the recovery of its amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at December 31, 2025.

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

The Company’s cash equivalents, available-for-sale investment securities, and equity securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities and equity securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2025 and 2024.

The Company has not transferred any investment securities between the classification levels.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The recurring fair value measurements of the Company’s cash equivalents, available-for-sale investment securities, and equity securities at December 31, 2025 and 2024 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$24,834	$24,834	$—	$—
U.S. Treasury notes	430,551	430,551	—	—
Government sponsored enterprise securities	211,440	—	211,440	—
Total	$666,825	$455,385	$211,440	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$151,555	$151,555	$—	$—
U.S. Treasury notes	245,903	245,903	—	—
Government sponsored enterprise securities	190,501	—	190,501	—
Total	$587,959	$397,458	$190,501	$—

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Finished goods	$25,952	$20,461
Work in process	2,638	1,488
Raw material	82,784	69,741
	$111,374	$91,690
Reported as:
Inventory	$34,670	$21,949
Long-term inventory	76,704	69,741
Total	$111,374	$91,690

Amount reported as long-term inventory primarily consists of raw materials as of December 31, 2025 and 2024.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2025	2024
Computers and software	$4,306	$5,614
Leasehold improvements	4,644	3,746
Furniture and fixtures	4,783	4,549
Construction-in-process	3,262	523
	16,995	14,432
Accumulated depreciation	(9,484)	(10,217)
	$7,511	$4,215

Depreciation of property and equipment was $0.9 million, $0.9 million, and $1.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company did not retire any fully depreciated property and equipment.

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued sales allowances	$140,862	$148,280
Accrued compensation and benefits	45,579	36,551
Accrued consulting and professional fees	29,843	27,435
Accrued research and development services	19,094	27,181
Accrued royalties	13,314	11,608
Current portion of lease liabilities	11,633	9,958
Accrued taxes	304	12,016
Accrued contingent payments	—	102,262
Other	5,582	3,387
	$266,211	$378,678

6. Stockholders’ Equity

Stock Plans

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the 2024 Plan) became effective upon approval of the stockholders in May 2024 and is a successor and continuation of the 2010 Equity Incentive Plan (the 2010 Plan). The 2024 Plan permits the grant of awards to employees, non-employee directors and consultants. In addition, the 2024 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. The 2024 Plan provides that, with limited exceptions, no award will vest until at least 12 months following the date of grant of the award; provided, however, that up to 5% of the aggregate number of shares that may be issued under the 2024 Plan may be subject to awards which do not meet such vesting requirements. The maximum term of any stock option or stock appreciation right awards under 2024 Plan is ten years. All shares that remained eligible for grant under the Company’s 2010 Equity Incentive Plan and 2023 Inducement Plan at the time of approval of the 2024 Plan were transferred to the 2024 Plan. At December 31, 2025, there were 13,675,497 shares of common stock available for new grants under the 2024 Plan.

2024 Inducement Plan

The Board adopted the Company’s 2024 Inducement Plan (Inducement Plan) in September 2024. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the 2024 Plan. The

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum number of shares of Company common stock that may be issued under the Inducement Plan is 2,400,000 shares. At December 31, 2025, there were 234,670 shares available for new grants under the Inducement Plans.

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

Employee Stock Purchase Plan

The Company’s 2004 Employee Stock Purchase Plan (the Purchase Plan) became effective upon the closing of the Company’s initial public offering in June 2004. In June 2016, June 2019 and June 2020, the Company’s stockholders approved an amendment to the Purchase Plan to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the Purchase Plan by 400,000 shares, 600,000 shares and 3,000,000 shares, respectively. At December 31, 2025, a total of 5,525,000 shares of common stock had been reserved for issuance under the Purchase Plan. At December 31, 2025, 1,293,866 shares of common stock remained available for issuance pursuant to the Purchase Plan. Eligible employees who elect to participate in an offering under the Purchase Plan may have up to 15 percent of their earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the Purchase Plan. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date.

Stock Option Activity

The equity plans provided for the grant of options to employees, directors and consultants. The exercise price of options granted under the equity plans were at 100 percent of the fair market value of the common stock on the date of grant and the maximum term of any option was 10 years. Options granted under the equity plans generally vested over a four-year period.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s stock option activity under all equity plans during the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	17,518,854	$26.90
Granted	4,157,447	$18.38
Exercised	(2,131,414)	$20.87
Cancelled/forfeited	(4,833,434)	$31.32
Outstanding at December 31, 2025	14,711,453	$23.91	6.2	$79,282
Exercisable at December 31, 2025	8,559,252	$27.74	4.4	$29,158

The aggregate intrinsic value of options exercisable as of December 31, 2025 is calculated as the difference between the exercise price of the underlying options and the closing market price of the Company’s common stock on that date, which was $26.71 per share. The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was approximately $7.2 million, $0.3 million, and $7.9 million, respectively, determined as of the date of exercise. The Company received approximately $44.5 million, $1.6 million and $20.3 million in cash from options exercised during the years ended December 31, 2025, 2024 and 2023, respectively.

The weighted average per share fair value of options granted during the years ended December 31, 2025, 2024, and 2023 was approximately $10.68, $10.42, and $13.25, respectively. As of December 31, 2025, total unrecognized compensation cost related to stock options was approximately $59.2 million and the weighted average period over which this cost is expected to be recognized is approximately 2.8 years.

Restricted Stock Unit Activity

The following table summarizes the Company’s RSUs during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2024	2,713,500	$20.65
Granted	2,211,137	$18.17
Vested	(891,003)	$22.54
Cancelled/forfeited	(564,760)	$19.17
Unvested at December 31, 2025	3,468,874	$18.82	$92,654

The total fair value of RSUs that vested during the years ended December 31 2025, 2024 and 2023 was $15.8 million, $17.3 million and $12.6 million, respectively. As of December 31, 2025, total unrecognized compensation cost related to RSUs was approximately $48.1 million and the weighted average period over which this cost is expected to be recognized is approximately 2.6 years.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Stock Unit Activity

The following table summarizes the Company’s PSUs during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested at December 31, 2024	1,220,790	$25.02
Granted	382,458	$21.83
Vested	(158,471)	$22.50
Cancelled/forfeited	(644,158)	$26.25
Unvested at December 31, 2025(1)	800,619	$23.00	$21,385

__________________________________________

(1) The unvested balance consisted of 158,876 PSUs that vest upon achievement of certain pre-defined company-specific performance-based targets and 641,743 that vest based on the Company’s rTSR performance over a three-year measurement period.

The total fair value of PSUs that vested during the years ended December 31 2025, 2024 and 2023 was $3.1 million and $10.2 million, and $13.3 million, respectively. As of December 31, 2025, total unrecognized compensation cost related to PSUs was approximately $5.9 million and the weighted average remaining contractual term was 2.0 years.

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

7. 401(k) Plan

Effective January 1997, the Company established a deferred compensation plan (the 401(k) Plan) pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), whereby substantially all employees are eligible to contribute up to 60 percent of their pretax earnings, not to exceed amounts allowed under the Code. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 5 percent of his or her eligible compensation, subject to limitations under the Code. The Company’s total contributions to the 401(k) Plan were $7.9 million, $6.9 million, and $6.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

8. Income Taxes

Domestic and foreign pre-tax income (loss) is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Domestic	$72,159	$95,845	$(100,215)
Foreign	66,745	162,230	49,179
	$138,904	$258,075	$(51,036)

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current provision:
Federal	$(4,804)	$19,542	$5,440
State	2,819	12,064	4,805
Foreign	213	18	5
Total current provision	(1,772)	31,624	10,250

Deferred provision:
Federal	$(212,448)	$—	$—
State	(26,663)	—	—
Foreign	(11,213)	—	—
Total deferred provision	(250,324)	—	—
Total income tax provision	$(252,096)	$31,624	$10,250

At December 31, 2025, the Company had federal, state, and foreign net operating losses (NOL) carryforwards of approximately $111.4 million, $453.0 million, and $271.0 million, respectively. Utilization of the domestic NOL and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

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

The Company has federal and state NOL carryforwards of $2.4 million and $453.0 million that will begin to expire in 2037 and 2026, respectively, unless utilized. The remaining federal and state NOL carryforwards of $109.0 million and $1.6 million, respectively, will carry forward indefinitely. At December 31, 2025, the Company had federal and state charitable contribution carryforwards of $141.0 million which will begin to expire in 2026. At December 31, 2025, the Company had $64.0 million of federal R&D credit carryforwards, of which $1.0 million will expire in 2026 unless utilized, and the remaining federal R&D credit carryforwards will begin to expire beginning in 2027. At December 31, 2025, the Company had state R&D credit carryforwards of approximately $1.9 million that will begin to expire in 2026 and $22.8 million that have no expiration date. At December 31, 2025, the Company had Switzerland NOL carryforwards of $253.9 million, of which, $108.0 million will expire in 2026 unless utilized. At December 31, 2025, the Company had other foreign NOL carryforwards of $17.1 million which do not expire. The Company continues to record the deferred tax assets related to these attributes, subject to valuation allowance, until expiration occurs.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
NOL carryforwards	$77,118	$117,052
R&D credit carryforwards	52,481	27,543
Capitalized R&D	92,957	110,848
Stock-based compensation	37,994	51,438
Charitable contributions	33,765	40,008
Lease liabilities	12,334	12,753
Intangibles	47,320	50,431
Accrued rebates	—	35,186
Other	21,675	21,130
Total deferred tax assets	375,644	466,389
Valuation allowance	(114,603)	(454,966)
Deferred tax liabilities
Right-of-use assets	(11,162)	(11,423)
Total deferred tax liabilities	(11,162)	(11,423)
Total net deferred tax assets	$249,879	$—

The Company recognized a valuation allowance of $114.6 million and $455.0 million as of December 31, 2025 and 2024, respectively, against the net deferred tax assets as realization of such assets is uncertain.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of its deferred tax assets. As of December 31, 2024, management determined none of their deferred tax assets were realizable. As of December 31, 2025, in part because in the current year the Company achieved three years of cumulative pretax income, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $249.9 million are realizable. Accordingly, the valuation allowance was reduced by $340.4 million.

The amount of the deferred tax asset considered realizable could be further adjusted if estimates of the future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth.

An accounting policy may be selected to either (i) treat taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (GILTI) as a current-period expense when incurred or (ii) factor such amounts into a company’s measurement of its deferred taxes. The Company has elected to account for GILTI as a period cost.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis. As a result, the rate reconciliation for 2025 is presented in accordance with the new disclosure requirements, while the reconciliation for 2024 and 2023 continues to be presented under disclosure requirements in effect for those periods.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$29,308	21.10%
State and local income taxes, net of federal income tax effect (1)	(24,819)	-17.87%
Foreign tax effects
Switzerland
Foreign rate differential	(9,579)	-6.90%
Change in valuation allowance	(16,416)	-11.82%
Other	196	0.14%
Other foreign jurisdictions
Other	749	0.55%
Effects of cross-border tax laws
GILTI	1,904	1.37%
Federal R&D tax credits	(10,600)	-7.63%
Change in valuation allowance	(247,298)	-178.03%
Non-deductible items
Stock compensation	17,185	12.37%
IP R&D write-off	1,892	1.36%
BPD fees	1,862	1.34%
Other	1,916	1.38%
Changes in unrecognized tax benefits	1,450	1.04%
Other adjustments
Other	154	0.11%
Income tax expense (benefit)	$(252,096)	-181.48%

__________________________________________

(1) During the year ended December 31, 2025, state taxes in Tennessee and Kentucky comprised greater than 50% of the tax effect in this category.

Below is a rate reconciliation of income taxes to the amount computed by applying the statutory federal income tax rate to the pretax income (loss) is summarized as follows (in thousands):

	Years Ended December 31,
	2024	2023
Amounts computed at statutory federal rate	$54,196	$(10,718)
Stock-based compensation and other permanent differences	9,986	7,865
Branded pharmaceutical drug fee	2,122	1,848
Write-off of IP R&D	1,260	—
Other permanent differences	1,008	593
R&D credits	(18,406)	(5,827)
Change in valuation allowance	(27,013)	1,100
State taxes	3,050	(977)
Contingencies	5,960	(2,071)
Foreign rate differential	(13,715)	(5,076)
Deferred adjustments for limits on executive compensation	2,375	2,112
Deferred rate adjustment	(528)	(438)
Expiration of attributes	3,264	17,225
GILTI	8,215	7,665
Other	(150)	(3,051)
Income tax expense	$31,624	$10,250

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax years 2003 – 2025 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination. The Company recorded an uncertain tax position reserve of $3.2 million, $1.3 million and $18.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. Due to the partial valuation allowance recorded against the Company’s deferred tax assets, approximately $39.4 million and $8.7 million of the total unrecognized tax benefits as of December 31, 2025 and 2024, respectively, would reduce the annual effective tax rate if recognized. The Company’s practice is to recognize interest and/or penalties related to uncertain income tax positions in income tax expense. The Company had immaterial interest and/or penalties accrued on the Company’s consolidated balance sheets at December 31, 2025 or 2024, respectively. Further, the Company recognized an insignificant amount of interest and/or penalties in the statement of operations for the years ended December 31, 2025, 2024 and 2023, respectively, related to uncertain tax positions.

The following table provides a reconciliation of changes in unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$38,375	$37,112	$19,064
Additions related to current period tax positions	3,102	6,337	5,304
Additions related to prior period tax positions	2,149	—	12,956
Reductions related to prior period tax positions	(2,048)	(5,074)	(212)
Balance at end of period	$41,578	$38,375	$37,112

The Company asserts that any foreign earnings will be indefinitely reinvested, and accordingly, the Company has not recorded a liability for taxes associated with these undistributed earnings. If the Company determines that all or a portion of such foreign earnings are no longer indefinitely reinvested, the Company may be subject to additional foreign withholding taxes and U.S. state income taxes.

Years Ended December 31, 2025
Income Taxes Paid (Net of Refunds)
US federal	$12,700
US state and local
Kentucky	2,100
Tennessee	7,472
Other	1,767
Foreign	—
Total income taxes paid (net of refunds)	$24,039

9. Commitments and Contingencies

License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. The Company incurred $12.0 million, $34.5 million and $102.5 million in upfront and license payments in the years ended December 31, 2025, 2024 and 2023, respectively. These upfront and license payments were included in the research and development expenses in the consolidated statements of operations as there was no alternative future use associated with the payments. As of December 31, 2025, the Company may be required to make milestone payments up to $3.5 billion in the aggregate for candidates in its pipeline.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2018, the Company signed an Exclusivity Deed (the Deed) with Neuren that provided for exclusive negotiations for a period of three months from the date of the Deed. Under the terms of the Deed, the Company invested $3.1 million to subscribe for 1,330,000 shares of Neuren and paid $0.9 million for the exclusive right to negotiate a deal with Neuren, which was recorded in selling, general and administrative expenses in the consolidated statements of operations in the second quarter of 2018. In 2023, the Company sold the 1,330,000 shares of Neuren for total proceeds of $12.3 million. Net gain on the strategic investments recognized in other income in the consolidated statements of operations for the year ended December 31, 2023 was $5.1 million. No gains were recorded for the years ended December 31, 2025 and 2024.

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

In January 2022, the Company entered into a license and collaboration agreement with Stoke Therapeutics, Inc. (Stoke) to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the CNS. The collaboration included SYNGAP1 syndrome, Rett syndrome (MECP2), and an undisclosed neurodevelopmental target. For the SYNGAP1 program, the two companies will jointly share global research, development and commercialization responsibilities and share 50/50 in all worldwide costs and future profits. In addition, Stoke is eligible to receive potential development, regulatory, first commercial sales and sales milestones. The MECP2 program and the undisclosed neurodevelopmental program were ended by the Company. Under the terms of the agreement, the Company paid Stoke a $60.0 million upfront payment which was accounted for as an asset acquisition and was expensed to research and development in the first quarter of 2022 as there is no alternative use for the asset. The Company may be required to pay up to an additional $245.0 million in milestones as well as royalties on future sales.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Corporate Credit Card Program

In connection with the Company’s credit card programs, the Company established letters of credit for a total of $3.0 million, which have automatic annual extensions and are fully secured by restricted cash.

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

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. A bench trial was conducted from December 3, 2024 to December 6, 2024 in the matter. Post-trial briefing was completed on February 12, 2025. On June 9, 2025, the District Court issued a final judgement the Company’s favor that Aurobindo’s ANDA infringes the asserted NUPLAZID patent and that the defendants failed to demonstrate such patent is invalid. On June 16, 2025, MSN and Aurobindo filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered on June 9, 2025. Briefing was completed on December 19, 2025. An oral argument has not been scheduled as yet.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned City of Birmingham Relief Retirement Systems v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s then-current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. The parties concluded discovery on September 24, 2025. The parties submitted pretrial motions on November 12, 2025 and briefing for these motions will be complete on February 25, 2026. The Court has scheduled a pretrial motions hearing for April 10, 2026. Remaining pretrial deadlines will be determined pending the Court’s rulings on the parties’ pretrial motions.

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

Derivative Suit

On December 15, 2023, a purported stockholder of the Company filed a derivative action (captioned Kanner et al v. Biggar et al., Case No. 23-cv-2293) in the U.S. District Court for the Southern District of California against certain of the Company’s current directors. The Company is named as a nominal defendant. The complaint is based on the same alleged misconduct as the Securities Class Action, and asserts state law claims, on behalf of the Company, against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and insider trading. The complaint also asserts federal claims under sections 10(b), 21D, and 14(a) of the Securities Exchange Act of 1934, as amended. On December 27, 2023, the action was reassigned to District Judge William Q. Hayes and Magistrate Judge Michael S. Berg due to its relation to the Securities Class Action. On January 30, 2024, the parties jointly requested a stay of the action. The Court granted that request and the action was stayed on February 20, 2024, pending the outcome of our Demand Review Committee’s investigation into the underlying claims. The stay was briefly lifted on September 5, 2025 but reinstated on October 17, 2025 and remains in place. On January 15, 2026, the parties informed the Court that they had reached a settlement in principle regarding the derivative claims. Pursuant to the proposed settlement, which is still subject to Court approval, defendants agreed to certain governance reforms and agreed to an award of $1.5 million in attorneys’ fees to be paid by the Company’s insurance carrier.

Given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Leases

The Company leases facilities, vehicles and certain equipment under noncancelable operating leases with remaining lease terms of 0.1 year to 5.4 years, some of which include options to extend the lease for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$14,980	$11,836	$10,343
Operating sublease income	(2,371)	(1,824)	(93)
Net operating lease costs	$12,609	$10,012	$10,250

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,114	$10,327
Right-of-use assets obtained in exchange for operating lease obligations:	9,450	2,218

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating lease liabilities
Current portion included in accrued liabilities	$11,633	$9,958
Operating lease liabilities	40,554	42,037
Total operating lease liabilities	$52,187	$51,995

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2026	$11,966
2027	11,938
2028	11,466
2029	10,612
2030	8,902
Thereafter	3,656
Total lease payments	58,540
Less:
Imputed interest	(6,353)
Total operating lease liabilities	$52,187

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2025 and 2024, the weighted average remaining lease term was 5.2 years and 6.1 years, respectively, and the weighted average discount rate used to determine the operating lease liability was 4.8% and 4.5%, respectively.

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

In May 2025, the Company entered into an agreement to lease the 2nd and a portion of the 3rd floors of corporate office space in Princeton, New Jersey (the New Princeton Lease) with total minimum lease payments of $24.5 million over an initial term of 12 years and 2 months. As of December 31, 2025, the New Princeton Lease had not yet commenced. This operating lease is expected to commence in the second quarter of 2026, but may commence earlier if the lessor makes the space available for use earlier than anticipated. In connection with this New Princeton Lease agreement, the Company established a letter of credit for $0.6 million, which has automatic annual extensions and is fully secured by restricted cash. The current Princeton office lease will terminate five days after the commencement of the New Princeton Lease.

11. Segment Reporting

In accordance with FASB ASC Topic 280, Segment Reporting, management has determined that the Company operates in one business segment which is the development and commercialization of innovative medicines. Substantially all revenues for the years ended December 31, 2025, 2024, and 2023 were generated from customers in North America.

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

ACADIA PHARMACEUTICALS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates reported segment revenue, segment profit and significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024	2023
NUPLAZID net revenue	$680,086	$609,385	$549,248
DAYBUE net revenue	391,419	348,412	177,189
Total revenues	1,071,505	957,797	726,437
Less:
Cost of goods sold	35,840	30,068	19,826
License fees and royalties	53,158	51,773	21,812
Research and development expense
External research and development	220,071	194,539	170,036
Internal costs(1)	96,731	74,210	79,083
Upfront and milestone payments	12,000	34,500	102,500
Total research and development expense	328,802	303,249	351,619
Selling, general and administrative	548,894	488,428	406,559
Gain on sale of non-financial asset	—	(146,515)	—
Interest income, net	(31,722)	(25,458)	(17,234)
Other income	(2,371)	(1,823)	(5,109)
Income tax expense	(252,096)	31,624	10,250
Consolidated net income	$391,000	$226,451	$(61,286)

(1)
Includes personnel expenses and costs allocated to multiple research and development programs, including benefits, information technology, facilities and inventory.

SCHEDULE II – Valuation and Qualifying Accounts

(in thousands)

		Additions	Deductions
	Balance at Beginning of Period	Provision Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Current Period Sales	Actual Distribution Fees, Discounts and Chargebacks Related to Prior Period Sales	Balance at End of Period
Allowance for distribution fees, discounts and chargebacks:
For the year ended December 31, 2023	$10,923	$97,797	$(85,641)	$(10,923)	$12,156
For the year ended December 31, 2024	$12,156	$122,083	$(110,200)	$(12,156)	$11,883
For the year ended December 31, 2025	$11,883	$145,584	$(129,127)	$(11,883)	$16,457