Form 10-Q
period 2026-03-31
ACADIA PHARMACEUTICALS INC
filed 2026-05-07
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of registrant’s common stock outstanding as of the close of business on April 29, 2026:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	171,235,870

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$282,212	$177,695
Investment securities, available-for-sale	569,246	641,991
Accounts receivable, net	135,350	121,457
Interest and other receivables	13,034	26,774
Inventory	31,574	34,670
Prepaid expenses	64,600	59,526
Total current assets	1,096,016	1,062,113
Property and equipment, net	14,652	7,511
Operating lease right-of-use assets	46,274	47,354
Intangible assets, net	106,171	108,893
Restricted cash	7,846	7,845
Long-term inventory	80,719	76,704
Deferred tax assets	249,624	249,879
Other assets	3,928	3,896
Total assets	$1,605,230	$1,564,195
Liabilities and stockholders’ equity
Accounts payable	$12,246	$10,903
Accrued liabilities	293,278	266,211
Total current liabilities	305,524	277,114
Operating lease liabilities	39,003	40,554
Other long-term liabilities	12,637	19,137
Total liabilities	357,164	336,805
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at March 31, 2026 and December 31, 2025; 171,086,205 shares and 170,309,376 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	16	16
Additional paid-in capital	3,058,362	3,039,315
Accumulated deficit	(1,809,749)	(1,813,386)
Accumulated other comprehensive (loss) income	(563)	1,445
Total stockholders’ equity	1,248,066	1,227,390
Total liabilities and stockholders’ equity	$1,605,230	$1,564,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Product sales, net	$268,062	$244,317
Total revenues	268,062	244,317
Operating expenses
Cost of product sales	24,791	20,392
Research and development	76,868	78,265
Selling, general and administrative	171,019	126,370
Total operating expenses	272,678	225,027
(Loss) income from operations	(4,616)	19,290
Interest income, net	8,055	7,901
Other income	542	588
Income before income taxes	3,981	27,779
Income tax expense	344	8,792
Net income	$3,637	$18,987
Earnings per share:
Basic	$0.02	$0.11
Diluted	$0.02	$0.11
Weighted average common shares outstanding:
Basic	170,517	166,808
Diluted	172,706	167,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$3,637	$18,987
Other comprehensive income (loss), net of income taxes:
Unrealized (loss) gain on investment securities	(2,054)	150
Foreign currency translation adjustments	46	(5)
Comprehensive income	$1,629	$19,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$3,637	$18,987
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	14,698	11,380
Amortization of premiums and accretion of discounts on investment securities	(453)	(2,116)
Amortization of intangible assets	2,722	2,722
Depreciation	271	229
Deferred Income Taxes	(94)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,893)	(7,004)
Interest and other receivables	13,740	(2,015)
Inventory	78	(10,453)
Prepaid expenses	(5,074)	2,978
Other assets	(32)	(585)
Operating lease right-of-use assets	2,164	2,137
Accounts payable	1,343	1,903
Accrued liabilities	23,557	(116)
Operating lease liabilities	(2,183)	369
Long-term liabilities	(6,500)	1,907
Net cash provided by operating activities	33,981	20,323
Cash flows from investing activities
Purchases of investment securities	(15,007)	(156,011)
Maturity of investment securities	86,500	130,800
Payment of milestone and contingent payments in connection with asset acquisition	—	(98,838)
Purchases of property and equipment	(5,212)	—
Net cash provided by (used in) investing activities	66,281	(124,049)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,231	1,838
Net cash provided by financing activities	4,231	1,838
Effect of exchange rate changes on cash	25	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	104,518	(101,893)
Cash, cash equivalents and restricted cash
Beginning of period	185,540	328,359
End of period	$290,058	$226,466
Supplemental disclosure of noncash information:
Accrued inventory purchases	$879	$759
Property and equipment purchases in accrued liabilities	$2,200	$—
Stock-based compensation capitalized	$118	$94

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Total stockholders’ equity, beginning balances	$1,227,390	$732,793
Common stock:
Beginning balance	16	16
Ending balance	16	16
Additional paid-in capital:
Beginning balance	3,039,315	2,936,871
Issuance of common stock from exercise of stock options and units	4,231	1,838
Stock-based compensation	14,816	11,474
Ending balance	3,058,362	2,950,183
Accumulated deficit:
Beginning balance	(1,813,386)	(2,204,386)
Net income	3,637	18,987
Ending balance	(1,809,749)	(2,185,399)
Other comprehensive income (loss):
Beginning balance	1,445	292
Other comprehensive (loss) income	(2,008)	145
Ending balance	(563)	437

Total stockholders’ equity, ending balances	$1,248,066	$765,237

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

In December 2025, the FDA approved DAYBUE® STIX (trofinetide), a dye- and preservative-free powder formulation, for the treatment of Rett syndrome in adult and pediatric patients 2 years and older. DAYBUE STIX was available on a limited basis starting in the first quarter of 2026 followed by a broader launch early in the second quarter of 2026.

In December 2025, the Ministry of Health in Israel approved DAYBUE® (trofinetide) for the treatment of Rett syndrome in adults and pediatric patients 2 years of age and older and weighing at least 9 kg.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (the SEC). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2026		March 31, 2025
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$177,695	$282,212	$319,589	$217,696
Restricted cash	7,845	7,846	8,770	8,770
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$185,540	$290,058	$328,359	$226,466

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of March 31, 2026, the Company determined that an allowance for credit loss was not required.

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company uses standard cost method to determine the cost basis for its inventory, which approximates actual cost under the first-in, first-out method. Inventory consists of raw material, work in process, and finished goods, including third-party manufacturing costs, freight, and indirect overhead costs. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of NUPLAZID in April 2016 and DAYBUE in March 2023, all costs related to the manufacturing of NUPLAZID and DAYBUE were charged to research and development expense in the period incurred. The Company periodically reviews inventory and reduces the carrying value of items to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life.

Revenues

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, substantially all of which are sales in North America. Revenues by product are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
NUPLAZID	$166,924	$159,721
DAYBUE	101,138	84,596
Product sales, net	$268,062	$244,317

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

Pursuant to the license agreement with Neuren Pharmaceuticals Limited (Neuren), the Company has capitalized a total of $138.8 million as intangible assets following the FDA approval, sale of DAYBUE and sale of a Rare Pediatric Disease Priority Review Voucher (PRV), as disclosed in Note 9. The intangible assets are amortized on a straight-line basis over the estimated useful life of the licensed patents through early 2036. The Company recorded total amortization expense related to these intangible assets of $2.7 million each for the three months ended March 31, 2026 and 2025. As of March 31, 2026, estimated future amortization expense related to the Company’s intangible assets was $8.2 million for the remainder of 2026, and $10.9 million for each subsequent year.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales as revenue from product sales is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the three months ended March 31, 2026 and 2025.

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

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net income - basic and diluted	$3,637	$18,987
Weighted average shares outstanding:
Basic	170,517	166,808
Effect of potentially dilutive common shares from:
Equity awards	2,065	792
Employee stock purchase plan rights	124	68
Diluted	172,706	167,668

Earnings per share:
Basic	$0.02	$0.11
Diluted	$0.02	$0.11

Potentially dilutive shares excluded from per share amounts as their effect would have been anti-dilutive	11,650	18,029

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of product sales	$328	$334
Research and development	4,142	3,433
Selling, general and administrative	10,228	7,613
	$14,698	$11,380

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires the Company to make a number of assumptions including the estimated expected life of the award and related volatility. The fair value of restricted stock units is estimated based on the market price of the Company’s common stock on the date of grant. The estimated fair values of stock options, purchase plan rights, and restricted stock units are then expensed over the requisite service period, which is generally the vesting period. For restricted stock units requiring satisfaction of both market and service conditions, the estimated fair values are generally expensed over the longest of the explicit, implicit and derived service periods. Through 2023, the Company granted performance stock units that vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these performance stock units is recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable and can vest up to 200 percent of the target number of shares granted. The fair value of these performance stock units are estimated based on the closing market price of the Company’s common stock on the date of grant. Beginning in 2024, the structure of the performance stock unit design was revised with a rTSR approach such that awards are earned for the Company’s rTSR performance over three-year measurement periods relative to a peer group of companies and the actual numbers of performance stock units that will vest at the end of the performance period may be anywhere from zero to 150 percent of the target number of shares granted. The fair value of these performance stock units is estimated using a Monte Carlo model because the performance target is based on a market condition. Expense related to these performance stock units are recognized ratably over the three-year measurement period.

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$33,170	$25,952
Work in process	4,793	2,638
Raw material	74,330	82,784
	$112,293	$111,374
Reported as:
Inventory	$31,574	$34,670
Long-term inventory	80,719	76,704
Total	$112,293	$111,374

Amount reported as long-term inventory primarily consists of raw materials as of March 31, 2026 and December 31, 2025.

Accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued sales allowances	$160,804	$140,862
Accrued consulting and professional fees	43,448	29,843
Accrued compensation and benefits	31,429	45,579
Accrued research and development services	19,284	19,094
Current portion of lease liabilities	11,791	11,633
Accrued royalties	10,399	13,314
Other	16,123	5,886
	$293,278	$266,211

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$375,342	$379	$(237)	$375,484
Government sponsored enterprise securities	194,119	42	(399)	193,762
	$569,461	$421	$(636)	$569,246

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$429,260	$1,291	$—	$430,551
Government sponsored enterprise securities	211,239	258	(57)	211,440
	$640,499	$1,549	$(57)	$641,991

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

	March 31, 2026	December 31, 2025
One year or less	59%	51%
After one year but within two years	41%	49%
Total	100%	100%

At March 31, 2026 and December 31, 2025, the Company had 37 and 18 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2026
U.S. Treasury notes	$113,632	$(237)	$—	$—	$113,632	$(237)
Government sponsored enterprise securities	157,845	(399)	—	—	157,845	(399)
Total	$271,477	$(636)	$—	$—	$271,477	$(636)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2025
Government sponsored enterprise securities	$91,799	$(57)	$—	$—	$91,799	$(57)
Total	$91,799	$(57)	$—	$—	$91,799	$(57)

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

As of March 31, 2026, the Company did not intend to sell the investments in unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at March 31, 2026.

7. Fair Value Measurements

The Company’s investments include cash equivalents and available-for-sale investment securities consisting of money market funds, U.S treasury notes, and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s.

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2026 and December 31, 2025.

The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s financial assets and liabilities measured at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$102,834	$102,834	$—	$—
U.S. Treasury notes	375,484	375,484	—	—
Government sponsored enterprise securities	193,762	—	193,762	—
Total	$672,080	$478,318	$193,762	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$24,834	$24,834	$—	$—
U.S. Treasury notes	430,551	430,551	—	—
Government sponsored enterprise securities	211,440	—	211,440	—
Total	$666,825	$455,385	$211,440	$—

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

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the 2024 Plan) became effective upon approval of the stockholders in May 2024. The 2024 Plan permits the grant of awards to employees, non-employee directors and consultants. In addition, the 2024 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. The 2024 Plan provides that, with limited exceptions, no award will vest until at least 12 months following the date of grant of the award; provided, however, that up to 5% of the aggregate number of shares that may be issued under the 2024 Plan may be subject to awards which do not meet such vesting requirements. The maximum term of any stock option or stock appreciation right awards under 2024 Plan is ten years. All shares that remained eligible for grant under the Company’s 2010 Equity Incentive Plan and 2023 Inducement Plan at the time of approval of the 2024 Plan were transferred to the 2024 Plan. At March 31, 2026, there were 9,089,464 shares of common stock available for new grants under the 2024 Plan.

2024 Inducement Plan

The Board adopted the Company’s 2024 Inducement Plan (Inducement Plan) in September 2024. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the 2024 Plan. The maximum number of shares of Company common stock that may be issued under the Inducement Plan is 2,400,000 shares. At March 31, 2026, there were 302,886 shares available for new grants.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of March 31, 2026, the Company may be required to make milestone payments up to $3.6 billion in the aggregate for candidates in its pipeline.

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

In January 2022, the Company entered into a license and collaboration agreement with Stoke Therapeutics, Inc. (Stoke) to discover, develop and commercialize novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system. Under the collaboration, the two companies will jointly share global research, development and commercialization responsibilities and share 50/50 in all worldwide costs and future profits with respect to a SYNGAP1 program. In addition, Stoke is eligible to receive potential development, regulatory, commercial and sales milestones. In May 2025, the Company determined to discontinue the MECP2 program for Rett syndrome and the undisclosed neurodevelopmental disease program that were originally part of the collaboration. The licenses to the discontinued programs will terminate and the parties will wind down the activities for the two programs. Under the terms of the agreement, the Company paid Stoke a $60.0 million upfront payment which was accounted for as an asset acquisition and was expensed to research and development in the first quarter of 2022 as there is no alternative use for the asset. The Company may be required to pay up to an additional $245.0 million in milestones.

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

Corporate Credit Card Program

In connection with the Company’s credit card program, the Company established a letter of credit for $3.0 million, which has automatic annual extensions and is fully secured by restricted cash.

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

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. A bench trial was conducted from December 3, 2024 to December 6, 2024 in the matter. Post-trial briefing was completed on February 12, 2025. On June 9, 2025, the District Court issued a final judgment in the Company’s favor that Aurobindo’s ANDA infringes the asserted Nuplazid patent and that the defendants failed to demonstrate such patent is invalid. On June 16, 2025, MSN and Aurobindo filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered on June 9, 2025. Briefing was completed on December 19, 2025. An oral argument has not been scheduled as yet.

On February 14, 2025, the Company filed a complaint against Zydus Lifesciences Limited, Zydus Worldwide DMCC, and Zydus Pharmaceuticals (USA) Inc. (collectively “Zydus”) in the United States District Court for the District of Delaware, alleging infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID (Pimavanserin) by Zydus’ proposed 34 mg pimavanserin tablet product. On September 9, 2025, Acadia filed a First Amended Complaint alleging that Zydus breached the March 31, 2023 settlement agreement. The case is scheduled for trial commencing November 2, 2026.

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned City of Birmingham Relief Retirement Systems v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s then-current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. The parties concluded discovery on September 24, 2025. The parties submitted pretrial motions on November 12, 2025 and briefing for these motions was completed on February 25, 2026. The Court held a hearing for pretrial motions on April 10, 2026. Remaining pretrial deadlines will be determined pending the Court’s rulings on the parties’ pretrial motions.

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

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 1.8 years to 5.2 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$4,149	$4,038
Operating sublease income	(606)	(588)
Net operating lease cost	$3,543	$3,450

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,050	$2,866
Right-of-use assets obtained in exchange for operating lease obligations:	941	6,180

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating lease liabilities
Current portion included in accrued liabilities	$11,791	$11,633
Operating lease liabilities	39,003	40,554
Total operating lease liabilities	$50,794	$52,187

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2026	$9,066
Years ending December 31,
2027	12,130
2028	11,620
2029	11,140
2030	9,096
Thereafter	3,656
Total lease payments	56,708
Less:
Imputed interest	(5,914)
Total operating lease liabilities	$50,794

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2026, the weighted average remaining lease term was 5.0 years and the weighted average discount rate used to determine the operating lease liability was 4.9%.

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

In May 2025, the Company entered into an agreement to lease the 2nd and a portion of the 3rd floors of corporate office space in Princeton, New Jersey (the New Princeton Lease) with total minimum lease payments of $24.5 million over an initial term of 12 years and 2 months. As of March 31, 2026, the New Princeton Lease had not yet commenced. This operating lease is expected to commence in the second quarter of 2026. In connection with this New Princeton Lease agreement, the Company established a letter of credit for $0.6 million, which has automatic annual extensions and is fully secured by restricted cash. The current Princeton office lease will terminate five days after the commencement of the New Princeton Lease.

11. Income Taxes

The Company determines its interim income tax provision using an estimated annual effective tax rate applied to year-to-date ordinary income and recognizes the tax effects of discrete items in the period in which those items occur. For the three months ended March 31, 2026 and 2025, the Company recognized an income tax expense of $0.3 million on a pre-tax income of $4.0 million and income tax expense of $8.8 million on a pre-tax income of $27.8 million, respectively, resulting in effective tax rates of 8.6% and 31.6%, respectively. The effective tax rate for the three months ended March 31, 2026 varies from the U.S. federal statutory tax rate of 21% primarily because low pre-tax income for the period amplified the rate effect of discrete tax items recognized in the quarter. The effective tax rate for the three months ended March 31, 2025 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

12. Segment Reporting

Substantially all revenues from the three months ended March 31, 2026 and 2025 were generated from customers in North America. The following table illustrates reported segment revenue, segment profit and significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
NUPLAZID net revenue	$166,924	$159,721
DAYBUE net revenue	101,138	84,596
Total revenues	268,062	244,317
Less:
Cost of goods sold	11,665	9,211
License fees and royalties	13,126	11,181
Research and development expense:
External research and development	48,823	54,985
Internal costs(1)	25,544	23,280
Upfront and milestone payments	2,501	—
Total research and development expense	76,868	78,265
Selling, general and administrative	171,019	126,370
Interest income, net	(8,055)	(7,901)
Other income	(542)	(588)
Income tax expense	344	8,792
Consolidated net income	$3,637	$18,987

_______________

(1)
Includes personnel expenses and costs allocated to multiple research and development programs, including benefits, information technology, facilities and inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this Quarterly Report), the audited financial statements and notes thereto as of and for the year ended December 31, 2025 included with our Annual Report on Form 10-K, filed with the SEC on February 26, 2026 (our Annual Report). Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from our products and our product candidates, the potential market opportunities for our products and our product candidates, our strategy for the commercialization of our products, our plans for exploring and developing our products for additional indications, the commercialization of DAYBUE or trofinetide in jurisdictions other than the U.S., our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our product candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development milestones and activities involving our products and our product candidates, our strategy for discovering, developing and, if approved, commercializing our product candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, the potential or expected impacts of geopolitical and macroeconomic developments, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “aims,” “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “pro forma,” “projects,” “seeks,” “should,” “will,” “would” or similar words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements except as required by law. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on turning scientific promise into meaningful innovation that makes the difference for underserved neurological and rare disease communities around the world.

We have two core franchises in neurological and rare diseases. Our neurological franchise is anchored by the commercial product NUPLAZID (pimavanserin), which is the first and only drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP. Our rare disease franchise is anchored by the commercial product DAYBUE, which is the first and only drug approved for the treatment of Rett syndrome. Net product sales from these two commercial products totaled $268.1 million for the three months ended March 31, 2026, compared with $244.3 million for the three months ended March 31, 2025.

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

Our most advanced current product candidate is remlifanserin for the treatment of Alzheimer’s disease psychosis (ADP) and Lewy Body Dementia Psychosis (LBDP). In November 2023, we initiated a Phase 2 study evaluating the efficacy and safety of remlifanserin for the treatment of hallucinations and delusions associated with ADP. We initiated an additional Phase 2 study of remlifanserin in LBDP in September 2025. In the fourth quarter of 2025, we initiated a Phase 2 study of ACP-211 for the treatment of major depressive disorder.

We have several product candidates in earlier stages of development for the treatment of neurological and rare diseases. These include ACP-711 for the treatment of essential tremor, with a Phase 2 study expected to begin in 2026; and ACP-271, a GPR88 agonist, with a first-in-human study in healthy volunteers that initiated in the first quarter of 2026.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of March 31, 2026, we had an accumulated deficit of approximately $1.8 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may incur operating losses as we incur significant research and development costs and costs for continued commercialization of our products.

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

Financial Operations Overview

Product Revenues

Net product sales consist of sales of our products. The FDA approved NUPLAZID in April 2016 for the treatment of hallucinations and delusions associated with PDP and we launched the product in the United States in May 2016. The FDA approved DAYBUE in March 2023 for the treatment of Rett syndrome and we launched the product in the United States in April 2023. Health Canada granted marketing authorization of DAYBUE for the treatment of Rett syndrome in adult and pediatric patients 2 years of age and older in October 2024. The Ministry of Health in Israel approved DAYBUE for the treatment of Rett syndrome in adults and pediatric patients 2 years of age and older and weighing at least 9 kg in December 2025. The FDA approved DAYBUE STIX in December 2025 for the treatment of Rett syndrome and we made the product available on a limited basis in the first quarter of 2026 followed by a broader launch in early Q2 2026. In addition, we currently have contracts with multiple distributors outside the United States that distribute DAYBUE for limited named patient/compassionate use.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Costs of external service providers:
NUPLAZID (pimavanserin)	$—	$3,104
DAYBUE (trofinetide)	4,746	11,782
ACP-101	1,908	10,056
Remlifanserin	26,079	17,550
Early-stage programs	16,090	12,493
Upfront and milestone payments*	2,501	—
Subtotal	51,324	54,985
Internal costs	21,402	19,847
Stock-based compensation	4,142	3,433
Total research and development expenses	$76,868	$78,265

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. There have been no significant changes to our critical accounting policies and estimates since December 31, 2025. For a description of our critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited consolidated financial statements, refer to our Annual Report.

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

Comparison of the Three Months Ended March 31, 2026 and 2025

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE, were $268.1 million and $244.3 million for the three months ended March 31, 2026 and 2025, respectively.

Net product sales of NUPLAZID were $166.9 million and $159.7 million for the three months ended March 31, 2026 and 2025, respectively. The increase in net product sales of NUPLAZID of $7.2 million was mainly due to the growth in NUPLAZID unit sales in 2026 compared to 2025. Net product sales of DAYBUE were $101.2 million and $84.6 million for the three months ended March 31, 2026 and 2025, respectively. The increase in net product sales of DAYBUE of $16.6 million was primarily due to the growth in DAYBUE unit sales.

The following table provides a summary of activity with respect to our sales allowances and accruals for the three months ended March 31, 2026 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2025	$16,457	$(37)	$140,440	$156,860
Provision related to current period sales	34,472	1,832	46,260	82,564
Credits/payments for current period sales	(19,712)	(1,943)	250	(21,405)
Credits/payments for prior period sales	(16,457)	37	(26,384)	(42,804)
Balance as of March 31, 2026	$14,760	$(111)	$160,566	$175,215

Cost of Product Sales

Cost of product sales was $24.8 million and $20.4 million for the three months ended March 31, 2026 and 2025, respectively, or approximately 9% and 8% of net product sales, respectively. Cost of product sales as a percentage of net product sales remained relatively flat during the three months ended March 31, 2026 as compared to the same period of 2025.

Research and Development Expenses

Research and development expenses was $76.9 million and $78.3 million for the three months ended March 31, 2026 and 2025, respectively. The research and development expenses remained relatively flat as compared to the same period of 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $171.0 million for the three months ended March 31, 2026 from $126.4 million for the three months ended March 31, 2025. The increase in selling, general and administrative expenses was primarily driven by increased investments to support continued growth of NUPLAZID and DAYBUE.

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

We expect to receive the invoice for rebates under the Inflation Reduction Act of 2022 (IRA) from Medicare Part D unit sales for the period of October 1, 2024 to September 30, 2025 in June 2026. Payment is due 30 days after receiving such invoice; the payment will be set off against the allowance for such rebate that we have accrued up to the date of payment.

Cash Flows

At March 31, 2026, we had $851.5 million in cash, cash equivalents, and investment securities, compared to $819.7 million at December 31, 2025. This $31.8 million increase was due to cash provided by operating activities. Net cash provided by operating activities totaled $34.0 million for the three months ended March 31, 2026 compared to $20.3 million for the three months ended March 31, 2025. This increase in cash provided by operations primarily resulted from the increase in product revenue partially offset by an increase in our selling, general and administrative cost.

Net cash provided by investing activities totaled $66.3 million for the three months ended March 31, 2026 compared to $124.0 million of net cash used in investing activities for the three months ended March 31, 2025. The increase in net cash provided by investing activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to increased net sales and maturity of investment securities. Also during the three months ended March 31, 2025, there was a net payment of $98.8 million made to Neuren for the sale of the PRV and an annual net sales milestone which we did not have during the same period of 2026.

Net cash provided by financing activities increased to $4.2 million for the three months ended March 31, 2026 compared to $1.8 million for the three months ended March 31, 2025. This increase in net cash provided by financing activities for the three months ended March 31, 2026 was attributable primarily to an increase in proceeds resulting from the exercise of employee stock options and awards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on March 31, 2026, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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
•
The regulatory approval processes in the European Union (EU) and outside North America are lengthy, time consuming and inherently unpredictable, and, if we do not obtain regulatory approval of trofinetide outside North America, we will not be able to market trofinetide outside North America, which will limit our trofinetide commercial revenues.
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

Third-party payors, whether governmental or commercial, whether in the U.S. or globally, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Based upon the current law, we believe that 2029 is the earliest year NUPLAZID could be subject to a negotiated price, as we expect to apply and qualify for the small biotech exception, which provides an exemption from selection until 2027 (for initial price negotiation in 2029). In 2029, if selected, we expect that the price negotiation for NUPLAZID would be limited as we qualify as a “specified small manufacturer” and will receive the discount phase-in for NUPLAZID in years 2029 and 2030. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. Selling our products at less than an optimized price would impact our revenues and could impact our overall success as a company. We have changed, and may continue to change, the price of our products from time to time, however, we do not know if the price we have selected, or may select in the future, for our products is or will be the optimized price. Additionally, we do not know whether and to what extent third-party payors will react to any possible future changes in the price of our products. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Outside the U.S., reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Further, one payor’s determination to provide coverage and reimbursement for a product does not ensure that other payors will also provide coverage and reimbursement for the product. Therefore, coverage and reimbursement for our products both in the U.S. and outside may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage will be obtained. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

The manufacturing processes, labeling, packaging, export, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products will also continue to be subject to extensive and ongoing regulatory requirements in the U.S. and in other foreign countries in which we operate, engage third-party manufacturers and obtain marketing approvals. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices (cGMPs), licensing requirements, good clinical practices, international council for harmonization guidelines and good laboratory practices, each of which are regulations and guidelines enforced by regulatory authorities for all of our nonclinical and clinical development and for any clinical trials that we conduct post-approval.

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

The regulatory approval processes in the EU and outside North America are lengthy, time consuming and inherently unpredictable, and if we do not obtain regulatory approval of trofinetide outside North America, we will not be able to market trofinetide outside North America, which will limit our trofinetide commercial revenues.*

In the U.S., the EU and many foreign countries, we are not permitted to market our product candidates until we receive regulatory approval from the FDA, European Commission or comparable foreign regulatory authorities. DAYBUE was approved in 2023 in the U.S. by the FDA, in 2024 in Canada by Health Canada, and in 2025 in Israel by the Ministry of Health.

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

Prior to obtaining approval to commercialize trofinetide in the EU or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the European Medicines Agency (EMA), the European Commission or comparable foreign regulatory authorities, that trofinetide is safe and effective for its intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for trofinetide are promising, such data may not be sufficient to support approval by the European Commission or comparable foreign regulatory authorities. For example, in January 2025, we submitted a marketing authorization application (MAA) for the approval of trofinetide for the treatment of Rett syndrome in the EU, and in January 2026 we were informed by the EMA’s Committee for Medicinal Products for Human Use (CHMP) of a negative trend vote on our MAA for trofinetide for the treatment of Rett syndrome, following a CHMP oral explanation which led to a negative CHMP opinion in February 2026. We requested a re-examination of the CHMP’s opinion, however, the results of the re-examination may not be favorable to us and our ability to ultimately obtain approval for trofinetide for the treatment of Rett syndrome may be negatively impacted.

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

The manufacturers of our products and product candidates, including Patheon, Calatent, Bend, Halo, Siegfried, Corden, FIS and Flamma, are obliged to operate in accordance with FDA-mandated and comparable foreign regulatory authorities’ cGMPs, and we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. Similar requirements apply abroad. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s or comparable foreign regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of our products and any product candidate that receives regulatory approval, negatively impact our commercialization of our products, or lead to significant delays in the launch and commercialization of any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, failure of regulatory authorities to grant pre-market approval of drugs, delays, suspension, variation or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if approved, and significantly harm our business, financial condition, results of operations and prospects.

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

Risks Related to Government Regulation and Our Industry

Healthcare reform measures may negatively impact our ability to sell NUPLAZID, DAYBUE or our product candidates, if approved, profitably.*

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products, as described in greater detail in the Government Regulation section of our Annual Report on Form 10-K filed on February 26, 2026.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (CMS) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example: (1) directives to reduce agency workforce and program cuts; (2) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on PBM payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In the event Most-Favored-Nation pricing for pharmaceutical products is implemented and applicable to the products that we commercialize outside of the U.S., our revenue opportunities may be adversely affected, as our U.S. pricing would have to be reduced to the lowest price paid for the applicable product outside of the U.S. In such event, we may choose to forgo the ex-U.S. market to preserve more favorable U.S. pricing. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass healthcare related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

•
the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”, which was enacted as part of the ACA and its implementing regulations and requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors under such law), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and local laws and regulations, including: some state and local laws which require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; state and foreign anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. For example, contributions to third-party charitable foundations are a current area of significant governmental and congressional scrutiny, and we could face action if a federal or state governmental authority were to conclude that our charitable contributions to foundations that support Parkinson’s disease patients generally are not compliant. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. Moreover, while we do not bill third-party payors directly and our customers make the ultimate decision on how to submit claims, from time-to-time, for our products, we may provide reimbursement guidance to patients and healthcare providers. If a government authority were to conclude that we provided improper advice and/or encouraged the submission of a false claim for reimbursement, we could face action against us by government authorities. If any of the physicians, healthcare professionals, or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

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

Outside the U.S., the ability to market a product is contingent upon receiving approval from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing, and reimbursement vary widely from country to country. Only after the appropriate regulatory authority is satisfied that adequate evidence of safety, quality, and efficacy has been presented will it grant a marketing authorization (MA). Approval by the FDA does not automatically lead to the approval by regulatory authorities outside the U.S. and, similarly, approval by regulatory authorities outside the U.S. will not automatically lead to FDA approval.

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 2, 2026 to April 29, 2026, the closing price of our common stock has ranged from a low of $20.32 per share to a high of $27.51 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

10.1	Non-Employee Director Compensation Policy, effective March 3, 2026.

10.2

Registration Rights Agreement, dated February 24, 2026, among the Registrant and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, filed February 26, 2026).

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on May 6, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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

Acadia Pharmaceuticals Inc.

Date: May 6, 2026	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)