Form 10-Q
period 2026-06-30
ACADIA PHARMACEUTICALS INC
filed 2026-08-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of registrant’s common stock outstanding as of the close of business on July 28, 2026:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	172,305,518

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$384,985	$177,695
Investment securities, available-for-sale	571,489	641,991
Accounts receivable, net	150,642	121,457
Interest and other receivables	15,688	26,774
Inventory	32,372	34,670
Prepaid expenses and other current assets	69,369	59,526
Total current assets	1,224,545	1,062,113
Property and equipment, net	17,107	7,511
Operating lease right-of-use assets	69,424	47,354
Intangible assets, net	103,448	108,893
Restricted cash	7,846	7,845
Long-term inventory	76,301	76,704
Deferred tax assets	240,679	249,879
Other assets	3,550	3,896
Total assets	$1,742,900	$1,564,195
Liabilities and stockholders’ equity
Accounts payable	$44,566	$10,903
Accrued liabilities	316,870	266,211
Total current liabilities	361,436	277,114
Operating lease liabilities	59,547	40,554
Other long-term liabilities	15,308	19,137
Total liabilities	436,291	336,805
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at June 30, 2026 and December 31, 2025; 172,132,442 shares and 170,309,376 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	16	16
Additional paid-in capital	3,085,800	3,039,315
Accumulated deficit	(1,778,249)	(1,813,386)
Accumulated other comprehensive (loss) income	(958)	1,445
Total stockholders’ equity	1,306,609	1,227,390
Total liabilities and stockholders’ equity	$1,742,900	$1,564,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Product sales, net	$307,959	$264,566	$576,021	$508,882
Total revenues	307,959	264,566	576,021	508,882
Operating expenses
Cost of product sales	28,316	20,734	53,107	41,126
Research and development	81,555	77,951	158,423	156,216
Selling, general and administrative	160,252	133,507	331,271	259,877
Total operating expenses	270,123	232,192	542,801	457,219
Income from operations	37,836	32,374	33,220	51,663
Interest income, net	7,990	7,243	16,045	15,144
Other income	647	594	1,189	1,183
Income before income taxes	46,473	40,211	50,454	67,990
Income tax expense	14,973	13,545	15,317	22,337
Net income	$31,500	$26,666	$35,137	$45,653
Earnings per share:
Basic	$0.18	$0.16	$0.21	$0.27
Diluted	$0.18	$0.16	$0.20	$0.27
Weighted average common shares outstanding:
Basic	171,603	167,827	171,063	167,321
Diluted	172,851	168,681	172,890	168,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$31,500	$26,666	$35,137	$45,653
Other comprehensive income (loss), net of income taxes:
Unrealized (loss) gain on investment securities	(419)	(55)	(2,473)	95
Foreign currency translation adjustments	24	24	70	19
Comprehensive income	$31,105	$26,635	$32,734	$45,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$35,137	$45,653
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	31,638	25,720
Amortization of premiums and accretion of discounts on investment securities	(503)	(3,652)
Amortization of intangible assets	5,445	5,444
Depreciation	705	442
Deferred Income Taxes	9,679	—
Changes in operating assets and liabilities:
Accounts receivable, net	(29,188)	(8,766)
Interest and other receivables	11,080	(6,225)
Inventory	3,975	(14,553)
Prepaid expenses and other current assets	(9,843)	2,934
Other assets	346	(1,306)
Operating lease right-of-use assets	4,398	4,259
Accounts payable	33,666	3,905
Accrued liabilities	46,088	21,350
Operating lease liabilities	(4,032)	(1,418)
Long-term liabilities	(3,829)	10,492
Net cash provided by operating activities	134,762	84,279
Cash flows from investing activities
Purchases of investment securities	(108,447)	(330,398)
Maturity of investment securities	176,500	262,190
Payment of milestone and contingent payments in connection with asset acquisition	—	(98,838)
Purchases of property and equipment	(10,301)	(297)
Net cash provided by (used in) investing activities	57,752	(167,343)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	14,725	17,794
Net cash provided by financing activities	14,725	17,794
Effect of exchange rate changes on cash	52	19
Net increase (decrease) in cash, cash equivalents and restricted cash	207,291	(65,251)
Cash, cash equivalents and restricted cash
Beginning of period	185,540	328,359
End of period	$392,831	$263,108
Supplemental disclosure of noncash information:
Accrued inventory purchases	$1,152	$4,040
Stock-based compensation capitalized	$122	$308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total stockholders’ equity, beginning balances	$1,248,066	$765,237	$1,227,390	$732,793
Common stock:
Beginning balance	16	16	16	16
Ending balance	16	16	16	16
Additional paid-in capital:
Beginning balance	3,058,362	2,950,183	3,039,315	2,936,871
Issuance of common stock from exercise of stock options and units	6,512	12,682	10,743	14,520
Issuance of common stock pursuant to employee stock purchase plan	3,982	3,274	3,982	3,274
Stock-based compensation	16,944	14,554	31,760	26,028
Ending balance	3,085,800	2,980,693	3,085,800	2,980,693
Accumulated deficit:
Beginning balance	(1,809,749)	(2,185,399)	(1,813,386)	(2,204,386)
Net income	31,500	26,666	35,137	45,653
Ending balance	(1,778,249)	(2,158,733)	(1,778,249)	(2,158,733)
Other comprehensive (loss) income:
Beginning balance	(563)	437	1,445	292
Other comprehensive (loss) income	(395)	(31)	(2,403)	114
Ending balance	(958)	406	(958)	406

Total stockholders’ equity, ending balances	$1,306,609	$822,382	$1,306,609	$822,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Acadia Pharmaceuticals Inc. (the Company), is a biopharmaceutical company focused on turning scientific promise into meaningful innovation that makes the difference for underserved neurological and rare disease communities around the world.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (the SEC). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates. Unless the context requires otherwise, DAYBUE, DAYBUE STIX, and DAYBU, if approved, are collectively referred to as DAYBUE products.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$177,695	$384,985	$319,589	$253,637
Restricted cash	7,845	7,846	8,770	9,471
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$185,540	$392,831	$328,359	$263,108

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of June 30, 2026, the Company determined that an allowance for credit loss was not required.

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company uses the standard cost method to determine the cost basis for its inventory, which approximates actual cost under the first-in, first-out method. Inventory consists of raw material, work in process, and finished goods, including third-party manufacturing costs, freight, and indirect overhead costs. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of NUPLAZID in April 2016 and DAYBUE in March 2023, all costs related to the manufacturing of NUPLAZID and DAYBUE were charged to research and development expense in the period incurred. The Company periodically reviews inventory and reduces the carrying value of items to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life.

Revenues

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, substantially all of which are sales in North America. Revenues by product are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NUPLAZID	$183,132	$168,479	$350,056	$328,199
DAYBUE products	124,827	96,087	225,965	180,683
Product sales, net	$307,959	$264,566	$576,021	$508,882

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

Pursuant to the license agreement with Neuren Pharmaceuticals Limited (Neuren), the Company has capitalized a total of $138.8 million as intangible assets following the FDA approval, sale of DAYBUE and sale of a Rare Pediatric Disease Priority Review Voucher (PRV), as disclosed in Note 9. The intangible assets are amortized on a straight-line basis over the estimated useful life of the licensed patents through early 2036. For the three months ended June 30, 2026 and 2025, the Company recorded amortization expense related to these intangible assets of $2.7 million in each period. For the six months ended June 30, 2026 and 2025, the Company recorded amortization expense related to these intangible assets of $5.4 million in each period. As of June 30, 2026, estimated future amortization expense related to the Company’s intangible assets was $5.4 million for the remainder of 2026, and $10.9 million for each subsequent year.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales when the related product sales revenue is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the three and six months ended June 30, 2026 and 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income - basic and diluted	$31,500	$26,666	$35,137	$45,653
Weighted average shares outstanding:
Basic	171,603	167,827	171,063	167,321
Effect of potentially dilutive common shares from:
Equity awards	1,213	785	1,786	828
Employee stock purchase plan rights	35	69	41	70
Diluted	172,851	168,681	172,890	168,219

Earnings per share:
Basic	$0.18	$0.16	$0.21	$0.27
Diluted	$0.18	$0.16	$0.20	$0.27

Potentially dilutive shares excluded from per share amounts as their effect would have been anti-dilutive	14,930	19,595	13,974	18,707

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of product sales	$510	$18	$838	$352
Research and development	4,746	4,477	8,888	7,910
Selling, general and administrative	11,684	9,845	21,912	17,458
	$16,940	$14,340	$31,638	$25,720

The fair value of each employee stock option and each employee stock purchase plan right granted is estimated on the grant date under the fair value method using the Black-Scholes valuation model, which requires the Company to make a number of assumptions including the estimated expected life of the award and related volatility. The fair value of restricted stock units is estimated based on the market price of the Company’s common stock on the date of grant. The estimated fair values of stock options, purchase plan rights, and restricted stock units are then expensed over the requisite service period, which is generally the vesting period. For restricted stock units requiring satisfaction of both market and service conditions, the estimated fair values are generally expensed over the longest of the explicit, implicit and derived service periods. Through 2023, the Company granted performance stock units that vest upon the achievement of certain pre-defined company-specific performance-based criteria. Expense related to these performance stock units is recognized ratably over the expected performance period once the pre-defined performance-based criteria for vesting becomes probable and can vest up to 200 percent of the target number of shares granted. The fair value of these performance stock units are estimated based on the closing market price of the Company’s common stock on the date of grant. Beginning in 2024, the structure of the performance stock unit design was revised with a relative total shareholder return (rTSR) approach such that awards are earned for the Company’s rTSR performance over three-year measurement periods relative to a peer group of companies and the actual numbers of performance stock units that will vest at the end of the performance period may be anywhere from zero to 150 percent of the target number of shares granted. The fair value of these performance stock units is estimated using a Monte Carlo model because the performance target is based on a market condition. Expense related to these performance stock units are recognized ratably over the three-year measurement period.

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$34,363	$25,952
Work in process	7,154	2,638
Raw material	67,156	82,784
	$108,673	$111,374
Reported as:
Inventory	$32,372	$34,670
Long-term inventory	76,301	76,704
Total	$108,673	$111,374

Amount reported as long-term inventory primarily consists of raw materials as of June 30, 2026 and December 31, 2025.

Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued sales allowances	$187,428	$140,862
Accrued compensation and benefits	35,348	45,579
Accrued consulting and professional fees	33,481	29,843
Accrued research and development services	17,542	19,094
Current portion of lease liabilities	14,307	11,633
Accrued royalties	12,803	13,314
Other	15,961	5,886
	$316,870	$266,211

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$382,114	$75	$(695)	$381,494
Government sponsored enterprise securities	190,838	3	(846)	189,995
	$572,952	$78	$(1,541)	$571,489

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$429,260	$1,291	$—	$430,551
Government sponsored enterprise securities	211,239	258	(57)	211,440
	$640,499	$1,549	$(57)	$641,991

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

	June 30, 2026	December 31, 2025
One year or less	63%	51%
After one year but within two years	37%	49%
Total	100%	100%

At June 30, 2026 and December 31, 2025, the Company had 58 and 18 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2026
U.S. Treasury notes	$266,319	$(695)	$—	$—	$266,319	$(695)
Government sponsored enterprise securities	173,916	(846)	—	—	173,916	(846)
Total	$440,235	$(1,541)	$—	$—	$440,235	$(1,541)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2025
Government sponsored enterprise securities	$91,799	$(57)	$—	$—	$91,799	$(57)
Total	$91,799	$(57)	$—	$—	$91,799	$(57)

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

As of June 30, 2026, the Company did not intend to sell the investments in unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at June 30, 2026.

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

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2026 and December 31, 2025.

The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s financial assets and liabilities measured at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$170,503	$170,503	$—	$—
U.S. Treasury notes	391,444	391,444	—	—
Government sponsored enterprise securities	189,995	—	189,995	—
Total	$751,942	$561,947	$189,995	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$24,834	$24,834	$—	$—
U.S. Treasury notes	430,551	430,551	—	—
Government sponsored enterprise securities	211,440	—	211,440	—
Total	$666,825	$455,385	$211,440	$—

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

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the 2024 Plan) became effective upon approval of the stockholders in May 2024. The 2024 Plan permits the grant of awards to employees, non-employee directors and consultants. In addition, the 2024 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. The 2024 Plan provides that, with limited exceptions, no award will vest until at least 12 months following the date of grant of the award; provided, however, that up to 5% of the aggregate number of shares that may be issued under the 2024 Plan may be subject to awards which do not meet such vesting requirements. The maximum term of any stock option or stock appreciation right awards under 2024 Plan is ten years. All shares that remained eligible for grant under the Company’s 2010 Equity Incentive Plan and 2023 Inducement Plan at the time of approval of the 2024 Plan were transferred to the 2024 Plan. The 2024 Plan was amended on May 29, 2026, and as of the amendment effective date all shares that remained eligible for grant under the Company’s 2024 Inducement Plan (Inducement Plan) were transferred to the 2024 Plan. At June 30, 2026, 14,512,744 shares of common stock were available for new grants under the 2024 Plan.

2024 Inducement Plan

The Board adopted the Inducement Plan in September 2024. The Inducement Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other stock-related awards. Stock awards granted under the Inducement Plan may only be made to individuals who did not previously serve as employees or non-employee directors of the Company or an affiliate of the Company. In addition, stock awards must be approved by either a majority of the Company’s independent directors or the Compensation Committee. The terms of the Inducement Plan are otherwise substantially similar to the 2024 Plan. The maximum number of shares of Company common stock that may be issued under the Inducement Plan is 2,400,000 shares. As discussed above, all shares that remained eligible for grant under the Inducement Plan at the time of the most recent amendment of the 2024 Plan were transferred to the 2024 Plan.

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of June 30, 2026, the Company may be required to make milestone payments up to $3.6 billion in the aggregate for candidates in its pipeline.

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

In July 2023, the Company expanded its licensing agreement for trofinetide with Neuren to acquire rights to the drug outside of North America as well as global rights in Rett syndrome and Fragile X syndrome to Neuren’s development candidate NNZ-2591 (ercanetide). Under the terms of the expanded agreement, Neuren received an upfront payment of $100.0 million and is eligible to receive up to an additional $426.3 million in milestone payments based on the achievement of certain commercial and sales milestones for trofinetide outside of North America and up to $831.3 million in milestone payments based on the achievement of certain development and sales milestones for NNZ-2591 (ercanetide). In addition, the Company will be required to pay Neuren tiered royalties from the mid-teens to low-twenties percent of trofinetide net sales outside of North America. Percentage royalties related to NNZ-2591 (ercanetide) net sales are identical to the trofinetide in each of North America and outside North America. The expanded license agreement was accounted for as an asset acquisition and the upfront cash payment of $100.0 million was expensed to research and development in the third quarter of 2023 as there is no alternative use for the asset.

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

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned City of Birmingham Relief Retirement Systems v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s then-current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. The parties concluded discovery on September 24, 2025. The parties submitted pretrial motions on November 12, 2025 and briefing for these motions was completed on February 25, 2026. The Court held a hearing for pretrial motions on April 10, 2026. The parties exchanged pretrial disclosures on July 10, 2026. The parties must lodge the pretrial order with the Court by August 5, 2026, a mandatory settlement conference is scheduled for August 17, 2026, and the final pretrial conference is scheduled for September 2, 2026.

Opt Out Litigation

On March 7, 2024, a purported stockholder of the Company filed a complaint (captioned Alger Dynamic Opportunities Fund v. Acadia Pharmaceuticals, Inc., Case No. 24-cv-00451) in the U.S. District Court for the Southern District of California against the Company and one executive officer. The complaint is based on the same underlying allegations as the Securities Class Action described above, and alleged claims under federal and state securities laws, and for common law fraud and negligent misrepresentations. On May 24, 2024, Defendants moved to dismiss the complaint. On October 31, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss. The Court dismissed with leave to amend the purported stockholder’s state and common law claims, as well as the claim brought under Section 18(a) of the Securities Exchange Act of 1934, as amended. Defendants filed their answer to the Sections 10(b) and 20(a) claims on December 16, 2024. The Court’s stay of this suit, previously in effect since January 13, 2025, was lifted on July 8, 2026. The parties must submit a joint case management plan to the Court by August 21, 2026.

Derivative Suit

On December 15, 2023, a purported stockholder of the Company filed a derivative action (captioned Kanner et al v. Biggar et al., Case No. 23-cv-2293) in the U.S. District Court for the Southern District of California against certain of the Company’s current directors. The Company is named as a nominal defendant. The complaint is based on the same alleged misconduct as the Securities Class Action, and asserts state law claims, on behalf of the Company, against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and insider trading. The complaint also asserts federal claims under sections 10(b), 21D, and 14(a) of the Securities Exchange Act of 1934, as amended. On December 27, 2023, the action was reassigned to District Judge William Q. Hayes and Magistrate Judge Michael S. Berg due to its relation to the Securities Class Action. On January 30, 2024, the parties jointly requested a stay of the action. The Court granted that request and the action was stayed on February 20, 2024, pending the outcome of our Demand Review Committee’s investigation into the underlying claims. The stay was briefly lifted on September 5, 2025 but reinstated on October 17, 2025 and remains in place. On January 15, 2026, the parties informed the Court that they had reached a settlement in principle regarding the derivative claims. The parties filed a stipulation of settlement with the Court on July 14, 2026. Pursuant to the proposed settlement, which is still subject to Court approval, defendants agreed to certain governance reforms and agreed to an award of $1.5 million in attorneys’ fees to be paid by the Company’s insurance carrier.

Given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.5 years to 12.1 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$5,060	$3,869	$9,209	$7,907
Operating sublease income	(612)	(594)	(1,218)	(1,183)
Net operating lease cost	$4,448	$3,275	$7,991	$6,724

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,177	$3,002	$6,236	$5,868
Right-of-use assets obtained in exchange for operating lease obligations:	25,396	2,499	26,480	8,679

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating lease liabilities
Current portion included in accrued liabilities	$14,307	$11,633
Operating lease liabilities	59,547	40,554
Total operating lease liabilities	$73,854	$52,187

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2026	$7,411
Years ending December 31,
2027	15,086
2028	15,287
2029	14,844
2030	12,674
Thereafter	27,991
Total lease payments	93,293
Less:
Imputed interest	(19,439)
Total operating lease liabilities	$73,854

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2026, the weighted average remaining lease term was 6.1 years and the weighted average discount rate used to determine the operating lease liability was 5.1%.

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

In May 2025, the Company entered into an agreement to lease the corporate office space in Princeton, New Jersey (the New Princeton Lease) with total minimum lease payments of $24.5 million over an initial term of 12 years and 2 months. The Company’s prior Princeton office lease expired in the second quarter of 2026 in accordance with its terms upon commencement of the New Princeton Lease. The New Princeton Lease commenced in the second quarter of 2026, at which time the Company recognized a right-of-use asset and corresponding operating lease liability of approximately $15.7 million. In connection with this New Princeton Lease agreement, the Company established a letter of credit for $0.6 million, which has automatic annual extensions and is fully secured by restricted cash.

11. Income Taxes

For the three months ended June 30, 2026 and 2025, the Company recognized an income tax expense of $15.0 million on a pre-tax income of $46.5 million and income tax expense of $13.5 million on a pre-tax income of $40.2 million, respectively, resulting in effective tax rates of 32.2% and 33.7%, respectively. The effective tax rate for the three months ended June 30, 2026 varies from the U.S. federal statutory tax rate of 21% mostly due to federal and state income tax expense, offset by a partial valuation allowance, permanent book to tax adjustments including stock based compensation and branded prescription drug fees, and quarterly discrete items. The effective tax rate for the three months ended June 30, 2025 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

For the six months ended June 30, 2026 and 2025, the Company recognized an income tax expense of $15.3 million on a pre-tax income of $50.5 million and income tax expense of $22.3 million on a pre-tax income of $68.0 million, respectively, resulting in effective tax rates of 30.4% and 32.9%, respectively. The effective tax rate for the six months ended June 30, 2026 varies from the U.S. federal statutory tax rate of 21% mostly due to federal and state expense, offset by a partial valuation allowance, permanent book to tax adjustments including stock based compensation and branded prescription drug fees, and quarterly discrete items. The effective tax rate for the six months ended June 30, 2025 varies from the U.S. federal statutory tax rate of 21% due to state income tax expense as a result of current taxable income, offset by valuation allowance.

12. Segment Reporting

Substantially all revenues from the three and six months ended June 30, 2026 and 2025 were generated from customers in North America. The following table illustrates reported segment revenue, segment profit and significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NUPLAZID net revenue	$183,132	$168,479	$350,056	$328,199
DAYBUE products net revenue	124,827	96,087	225,965	180,683
Total revenues	307,959	264,566	576,021	508,882
Less:
Cost of product sales	12,785	8,384	24,449	17,595
License fees and royalties	15,531	12,350	28,658	23,531
Research and development expense:
External research and development	55,395	54,319	104,218	109,304
Internal costs(1)	26,160	23,632	51,704	46,912
Upfront and milestone payments	—	—	2,501	—
Total research and development expense	81,555	77,951	158,423	156,216
Selling, general and administrative	160,252	133,507	331,271	259,877
Interest income, net	(7,990)	(7,243)	(16,045)	(15,144)
Other income	(647)	(594)	(1,189)	(1,183)
Income tax expense	14,973	13,545	15,317	22,337
Consolidated net income	$31,500	$26,666	$35,137	$45,653

_______________

(1)
Includes personnel expenses and costs allocated to multiple research and development programs, including benefits, information technology, facilities and inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this Quarterly Report), the audited financial statements and notes thereto as of and for the year ended December 31, 2025 included with our Annual Report on Form 10-K, filed with the SEC on February 26, 2026 (our Annual Report), and our unaudited condensed consolidated financial statements and related notes thereto as of and for the quarter ended March 31, 2026 included with our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2026. Past operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about the benefits to be derived from our products and our product candidates, the potential market opportunities for our products and our product candidates, our strategy for the commercialization of our products, our plans for exploring and developing our products for additional indications, the commercialization of DAYBUE products in jurisdictions other than the U.S., our plans and timing with respect to seeking regulatory approvals, the potential commercialization of any of our product candidates that receive regulatory approval, the progress, timing, results or implications of clinical trials and other development milestones and activities involving our products and our product candidates, our strategy for discovering, developing and, if approved, commercializing our product candidates, our existing and potential future collaborations, our estimates of future payments, revenues and profitability, our estimates regarding our capital requirements, future expenses and need for additional financing, the potential or expected impacts of geopolitical and macroeconomic developments, possible changes in legislation, and other statements that are not historical facts, including statements which may be preceded by the words “aims,” “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “pro forma,” “projects,” “seeks,” “should,” “will,” “would” or similar words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain. For forward-looking statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements except as required by law. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors set forth under the section captioned “Risk Factors” in this Quarterly Report.

Overview

Background

We are a biopharmaceutical company focused on turning scientific promise into meaningful innovation that makes the difference for underserved neurological and rare disease communities around the world.

We have two core franchises in neurological and rare diseases. Our neurological franchise is anchored by the commercial product NUPLAZID (pimavanserin), which is the first and only drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP. Our rare disease franchise is anchored by the DAYBUE products, which are the first and only drug approved for the treatment of Rett syndrome. Net product sales from these two commercial products totaled $576.0 million for the six months ended June 30, 2026, compared with $508.9 million for the six months ended June 30, 2025.

In June 2026, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion following a re-examination procedure and recommended the granting of a marketing authorization for trofinetide, known as DAYBU® in the European Union (EU) for the treatment of neurobehavioral symptoms of Rett syndrome in adults and pediatric patients aged five years and older. If the marketing authorization is granted by the European Commission, DAYBU® would be the first therapy approved for this indication in the EU.

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

Our most advanced current product candidate is remlifanserin for the treatment of Alzheimer’s disease psychosis (ADP) and Lewy Body Dementia Psychosis (LBDP). In November 2023, we initiated our RADIANT Phase 2 study evaluating the efficacy and safety of remlifanserin for the treatment of hallucinations and delusions associated with ADP. We have completed enrollment in the Phase 2 portion of the RADIANT program, initiated screening and enrollment in the Phase 3 portion and expect topline results for the Phase 2 portion between September and October 2026. We initiated an additional Phase 2 study of remlifanserin in LBDP in September 2025. In the fourth quarter of 2025, we initiated a Phase 2 study of ACP-211 for the treatment of major depressive disorder. In July 2026, the FDA granted Fast Track designation for remlifanserin for the treatment of hallucinations and delusions associated with ADP.

We have several product candidates in earlier stages of development for the treatment of neurological and rare diseases. These include ACP-711 for the treatment of essential tremor, with a Phase 2 study expected to begin in 2027 following the completion of a successful Phase 1 study; and ACP-271, a GPR88 agonist, with a first-in-human study in healthy volunteers that initiated in the first quarter of 2026.

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of June 30, 2026, we had an accumulated deficit of approximately $1.8 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may incur operating losses as we incur significant research and development costs and costs for continued commercialization of our products.

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

Financial Operations Overview

Product Revenues

Net product sales consist of sales of our products. The FDA approved NUPLAZID in April 2016 for the treatment of hallucinations and delusions associated with PDP and we launched the product in the United States in May 2016. The FDA approved DAYBUE in March 2023 for the treatment of Rett syndrome and we launched the product in the United States in April 2023. Health Canada granted marketing authorization of DAYBUE for the treatment of Rett syndrome in adult and pediatric patients 2 years of age and older in October 2024. The Ministry of Health in Israel approved DAYBUE for the treatment of Rett syndrome in adults and pediatric patients 2 years of age and older and weighing at least 9 kg in December 2025. The FDA approved DAYBUE STIX in December 2025 for the treatment of Rett syndrome and we made the product available on a limited basis in the first quarter of 2026 followed by a broader launch in the second quarter of 2026. In addition, we currently have contracts with multiple distributors outside the United States that distribute DAYBUE for limited named patient/compassionate use.

Cost of Product Sales

Cost of product sales consists of third-party manufacturing costs, freight, duties, and indirect overhead costs associated with sales of our products. Cost of product sales may also include period costs related to certain inventory manufacturing services, excess or obsolete inventory adjustment charges, unabsorbed manufacturing and overhead costs, and manufacturing variances. In addition, cost of product sales may include license fees and royalties. License fees and royalties currently consist of milestone payments capitalized and subsequently amortized under our license agreement with Neuren. License fees and royalties also include royalties of tiered, escalating, double-digit percentages due to Neuren based upon net sales of DAYBUE products.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Costs of external service providers:
NUPLAZID (pimavanserin)	$—	$602	$—	$3,706
DAYBUE (trofinetide) products	3,305	9,442	8,051	21,224
ACP-101	2,180	13,365	4,088	23,421
Remlifanserin	27,886	18,021	53,965	35,571
Early-stage programs	22,024	12,889	38,114	25,382
Upfront and milestone payments*	—	—	2,501	—
Subtotal	55,395	54,319	106,719	109,304
Internal costs	21,414	19,155	42,816	39,002
Stock-based compensation	4,746	4,477	8,888	7,910
Total research and development expenses	$81,555	$77,951	$158,423	$156,216

_____________________

* Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

At this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur to support the commercialization of DAYBUE products, as well as the further development of our early-stage product candidates. Likewise, we are unable to determine with certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely across our development programs. While our current development efforts are primarily focused on advancing the development of remlifanserin and other early-stage product candidates, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each candidate and our financial position. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements. Similarly, we are unable to estimate with certainty the costs we will incur for post-marketing studies that we committed to conduct in connection with FDA approval of DAYBUE.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly and annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our commercial activities associated with our products and the extent to which we generate revenue from product sales, our further development of our product candidates and the progress and timing of expenditures related to studies of DAYBUE pursuant to our PMRs. Further, we expect our sales allowances to vary from quarter to quarter due to fluctuations in the volume of purchases eligible for government mandated discounts and rebates, as well as changes in discount percentages that may be impacted by potential future price increases and other factors. We cannot predict with certainty what the full impact that geopolitical and macroeconomic developments, including the ongoing military conflict between Ukraine and Russia and in the Middle East, and tariffs and trade tensions may have on our business, results of operations, financial condition and prospects. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Comparison of the Three Months Ended June 30, 2026 and 2025

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE products, were $308.0 million and $264.6 million for the three months ended June 30, 2026 and 2025, respectively.

Net product sales of NUPLAZID were $183.2 million and $168.5 million for the three months ended June 30, 2026 and 2025, respectively. The increase in net product sales of NUPLAZID of $14.7 million was due to the growth in NUPLAZID unit sales in 2026 compared to 2025. Net product sales of DAYBUE products were $124.8 million and $96.1 million for the three months ended June 30, 2026 and 2025, respectively. The increase in net product sales of DAYBUE products of $28.7 million was due to the growth in DAYBUE unit sales as well as a higher average net selling price of DAYBUE products in 2026 compared to 2025.

Cost of Product Sales

Cost of product sales was $28.3 million and $20.7 million for the three months ended June 30, 2026 and 2025, respectively, or approximately 9% and 8% of net product sales, respectively. Cost of product sales as a percentage of net product sales remained relatively flat during the three months ended June 30, 2026 as compared to the same period of 2025

Research and Development Expenses

Research and development expenses increased to $81.6 million for the three months ended June 30, 2026 from $78.0 million for the three months ended June 30, 2025. The increase in research and development expenses was primarily related to increased expenditures for remlifanserin and ACP-211, offset by reduced expenditures for ending studies that took place in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $160.3 million for the three months ended June 30, 2026 from $133.5 million for the three months ended June 30, 2025. The increase in selling, general and administrative expenses was primarily driven by increased expenditures for DAYBUE products and NUPLAZID in the U.S., including the recent expansion of the DAYBUE and NUPLAZID teams.

Comparison of the Six Months Ended June 30, 2026 and 2025

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE products, were $576.0 million and $508.9 million for the six months ended June 30, 2026 and 2025, respectively.

Net product sales of NUPLAZID were $350.1 million and $328.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase in net product sales of NUPLAZID of $21.9 million was mainly due to the growth in NUPLAZID unit sales in 2026 compared to 2025. Net product sales of DAYBUE products were $226.0 million and $180.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase in net product sales of DAYBUE products of $45.3 million was primarily due to the growth in DAYBUE products unit sales.

The following table provides a summary of activity with respect to our sales allowances and accruals for the six months ended June 30, 2026 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2025	$16,457	$(37)	$140,440	$156,860
Provision related to current period sales	75,301	2,809	102,399	180,509
Credits/payments for current period sales	(59,709)	(3,495)	51,048	(12,156)
Credits/payments for prior period sales	(16,457)	37	(106,613)	(123,033)
Balance as of June 30, 2026	$15,592	$(686)	$187,274	$202,180

Cost of Product Sales

Cost of product sales was $53.1 million and $41.1 million for the six months ended June 30, 2026 and 2025, respectively, or approximately 9% and 8% of net product sales, respectively. Cost of product sales as a percentage of net product sales remained relatively flat during the six months ended June 30, 2026 as compared to the same period of 2025.

Research and Development Expenses

Research and development expenses was $158.4 million and $156.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase in research and development expenses was primarily related to increased expenditures for remlifanserin and ACP-211, offset by reduced expenditures for ending studies that took place in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $331.3 million for the six months ended June 30, 2026 from $259.9 million for the six months ended June 30, 2025. The increase in selling, general and administrative expenses was primarily driven by increased investments to support continued growth of NUPLAZID and DAYBUE products.

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
•
the amount of product sales from our products;
•
the costs of preparing applications for regulatory approvals for DAYBUE products in jurisdictions other than the U.S., for NUPLAZID in additional indications other than PDP and for other product candidates, as well as the costs required to support review of such applications;
•
the costs of manufacturing and distributing our products for commercial use;
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

We have invested a substantial portion of our available cash in money market funds, U.S. treasury notes, and government sponsored enterprises in accordance with our investment policy. Our investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of our investments to preserve principal and maintain liquidity. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. Our investment portfolio has not been adversely impacted by the disruptions in the credit markets that have occurred in the past. However, if there are future disruptions in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected.

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

We expect to receive the invoice for rebates under the Inflation Reduction Act of 2022 (IRA) from Medicare Part D unit sales for the period of October 1, 2025 to September 30, 2026 in June 2027. Payment is due 30 days after receiving such invoice; the payment will be set off against the allowance for such rebate that we have accrued up to the date of payment.

Cash Flows

At June 30, 2026, we had $956.5 million in cash, cash equivalents, and investment securities, compared to $819.7 million at December 31, 2025. This $136.8 million increase was due to cash provided by operating activities. Net cash provided by operating activities totaled $134.8 million for the six months ended June 30, 2026 compared to $84.3 million for the six months ended June 30, 2025. This increase in cash provided by operations primarily resulted from the increase in product revenue partially offset by the increases in our research and development cost and selling, general and administrative cost.

Net cash provided by investing activities totaled $57.8 million for the six months ended June 30, 2026 compared to $167.3 million of net cash used in investing activities for the six months ended June 30, 2025. The increase in net cash provided by investing activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to increased net sales and maturity of investment securities. Also during the six months ended June 30, 2025, there was a net payment of $98.8 million made to Neuren for the sale of the PRV and an annual net sales milestone which we did not have during the same period of 2026.

Net cash provided by financing activities decreased to $14.7 million for the six months ended June 30, 2026 compared to $17.8 million for the six months ended June 30, 2025. This decrease in net cash provided by financing activities for the six months ended June 30, 2026 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options and awards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds. U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on June 30, 2026, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

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
•
Our products and product candidates, if approved, may not gain maximal acceptance among physicians, patients, caregivers and the medical community, and our projections regarding the market opportunities for our products and product candidates may not be accurate, thereby limiting our potential to generate revenues.
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

Risks Related to Our Products and Product Candidates

Our prospects are highly dependent on the successful commercialization of our products. To the extent we cannot establish, maintain or increase sales of our products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

We have NUPLAZID and DAYBUE products, including DAYBUE and DAYBUE STIX, that are approved for commercialization in the U.S. The successful commercialization of such products is subject to many risks, and there is no guarantee that we will be able to maintain or increase sales of such products. Our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline because of many factors, some of which are outside our control, including, but not limited to, the following:

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

Additionally, our success is dependent on our ability to obtain regulatory approval for, and successfully commercialize, trofinetide in jurisdictions outside the U.S., including DAYBU in the EU. We will face in jurisdictions outside the U.S., such as the EU, if approved for marketing, risks and uncertainties similar to the risks and uncertainties faced in the U.S. with respect to commercialization outside of the U.S., including, but not limited to, government reimbursement of the cost of trofinetide. If the commercialization of our products and future sales is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of our products and our company could be harmed.

Our products and product candidates, if approved, may not gain maximal acceptance among physicians, patients, caregivers and the medical community, and our projections regarding the market opportunities for our products and product candidates may not be accurate, thereby limiting our potential to generate revenues.*

The degree of market acceptance by physicians, healthcare professionals, patients, caregivers and third-party payors of our products and product candidates, if approved, and our profitability and growth, will depend on a number of factors, including:

•
the ability to provide acceptable evidence of safety and efficacy;
•
the scope of the approved indication(s);
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
•
publicity concerning us, our products and product candidates or competing products and treatments; and
•
our ability to obtain and maintain sufficient third-party insurance coverage or adequate reimbursement levels.

If a product or product candidate does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide patient benefit, that product or product candidate will not achieve market acceptance and will not generate sufficient revenues to achieve or maintain profitability. With respect to our approved products specifically, successful commercialization will depend on whether and to what extent physicians, patients, caregivers, long-term care facilities and pharmacies, over whom we have no control, determine to utilize our products. NUPLAZID is available in the U.S. to treat hallucinations and delusions associated with PDP, and DAYBUE products are available in the U.S. to treat Rett syndrome, both indications for which no other FDA-approved pharmaceutical treatments currently exist. DAYBUE is also the first and only product approved in Canada and Israel for the treatment of Rett syndrome.

Further, our projections regarding the market opportunities for our products and product candidates are subject to several assumptions and estimates. These assumptions and estimates may be derived from, among others, scientific literature, third-party analyses and market research that may prove to be incorrect or inapplicable to the indications our products and product candidates target. For example, there are no approved competitors for our products and certain of our product candidates, making it particularly difficult to estimate the market potential for our products and product candidates and how physicians, patients, caregivers, long-term care facilities and payors will respond to the price of our products or changes to the price of our products. Further, we have developed internal assumptions regarding, for example, the prevalence of PDP and Rett syndrome, the rate of diagnosis of PDP and Rett syndrome, the prevalence and rate of hallucinations and delusions in patients diagnosed with PDP with respect to NUPLAZID, the rate of physician adoption, the potential impact of payor restrictions, and patient adherence and compliance rates, and have and will develop similar assumptions for our product candidates, some or all of which may prove to be inaccurate. As a result, one or more of our products or product candidates may fail to meet our or the market’s expectations, including our estimates of peak sales, prevalence and incidence, which could adversely affect our business, results of operations, financial condition and prospects.

Estimating the market opportunity of our current products faces unique challenges. For example, with respect to NUPLAZID, certain research suggests that patients with Parkinson’s disease may be hesitant to report symptoms of PDP to their treating physicians for a variety of reasons, including apprehension about societal stigmas relating to mental illness. Research also suggests that physicians who typically treat patients with Parkinson’s disease may not ask about or identify symptoms of PDP. For these reasons, even if PDP occurs in high rates among patients with Parkinson’s disease, it may be underdiagnosed. Even if PDP is diagnosed, physicians may not prescribe treatment for hallucinations and delusions associated with PDP, and if they do prescribe treatment, they may prescribe drugs other than NUPLAZID, even though they are not approved in PDP. Further, NUPLAZID may take several weeks to show efficacy. Even if NUPLAZID is prescribed for the treatment of hallucinations and delusions associated with PDP, patients may stop taking NUPLAZID because they may not see results in the timeframe they desire or expect.

Similarly, even if DAYBUE products are prescribed for the treatment of Rett syndrome, issues may arise with respect to patient acceptance, adherence, persistence and compliance rates for a variety of reasons, including due to the expected clinical benefits or expected and actual side effects a patient might incur. If patients do not adhere to the recommended dosing of DAYBUE products, or do not maintain the recommended dosing of DAYBUE for sufficient periods of time, patients and physicians may believe that DAYBUE products are less effective, and as a result they may discontinue taking it and prescribing it. Additionally, if physicians or patients titrate DAYBUE below the recommended doses, patients may not experience the desired outcomes, and physicians or patients may develop negative beliefs about the effectiveness of DAYBUE products and/or discontinue their use.

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

The commercial success of our products and product candidates, if approved, depends on acceptance by patients, caregivers and physicians, and there are a number of factors that could skew our or others’ estimates about prescribing behaviors and market adoption. If we fail to gain the acceptance of patients, caregivers and physicians, or if our estimates are inaccurate, these events could negatively impact our business, results of operations, financial condition and prospects.

Our ability to generate product revenues will be diminished if coverage for our products from commercial or government payors is not provided, is decreased or if patients have unacceptably high out-of-pocket requirements.*

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors, including U.S. and foreign governmental healthcare programs, such as Medicare, Medicaid and EU member states, managed care organizations and commercial payors, among others, to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from third-party payors are critical to product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor drug products when lower cost therapeutic alternatives are already available or subsequently become available. Even with coverage for our products, the resulting reimbursement payment rates might not be adequate or may require out-of-pocket obligations, such as deductibles and co-pay or coinsurance payments, that patients find unacceptably high. Patients may not use our products if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost.

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

Our strategy includes distributing NUPLAZID in the U.S. and DAYBUE products or trofinetide, as applicable, in the U.S. and other jurisdictions in which marketing is approved solely through a limited network of third-party specialty distributors, specialty pharmacies or other third-party partners. While we have entered into agreements with each of these distributors and pharmacies to distribute NUPLAZID in the U.S. and DAYBUE products in the U.S. and other jurisdictions in which marketing is approved, we will need to enter into similar agreements in any jurisdictions in which trofinetide is approved, and such distributors and pharmacies may not perform as agreed or they may terminate their agreements with us. Also, we may need to enter into agreements with additional distributors, pharmacies or other entities, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all.

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

We are currently conducting studies with our product candidates, including remlifanserin. Even if we complete all planned clinical trials for our product candidates on schedule, such completion does not guarantee that we will obtain regulatory approval from the regulatory authorities. The results of our clinical trials may not meet the requirements for approval, or regulatory authorities may interpret the data differently than we do. In addition, completion of clinical trials does not ensure that regulatory authorities will view the results as sufficient to demonstrate safety, efficacy, or clinical benefit. For example, regulators may disagree with the design or implementation of our clinical trials, the appropriateness or relevance of endpoints of our clinical trials, duration of our clinical trials, whether the patient population is sufficiently representative of the desired indication in their geography or at all, the nature or existence of comparative data, size and duration of safety database, and our interpretation of meaningfulness and/or generalizability of findings. Consequently, the successful completion of clinical trials may not be predictive of a positive outcome with any or all regulatory authorities. If we are unable to develop, or obtain marketing approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue and our business operations and financial performance may be materially and adversely affected.

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

Prior to obtaining approval to commercialize trofinetide in the EU or internationally, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the European Medicines Agency (EMA), the European Commission or comparable foreign regulatory authorities, that trofinetide is safe and effective for its intended uses. Results from non-clinical studies and clinical trials can be interpreted in different ways. Even if we believe the non-clinical or clinical data for trofinetide are promising, such data may not be sufficient to support approval by the European Commission or comparable foreign regulatory authorities. We requested a re-examination of the CHMP’s March 2026 negative opinion, and, in June 2026, we were informed that the CHMP adopted a positive opinion following the re-examination procedure recommending the European Commission approve DAYBU (trofinetide). However, this positive opinion may still not result in our receipt of a marketing authorization by the European Commission for DAYBU in the EU.

The EMA or comparable foreign regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for DAYBU (trofinetide) either prior to or post-approval or may object to elements of our clinical development program. If we were required to conduct such additional preclinical studies or clinical trials, the EMA or comparable foreign regulatory authorities may not agree with our interpretation of the results and we may not receive approval for trofinetide for the desired indication, or marketing of trofinetide, if approved, may be subject to additional requirements.

DAYBU could fail to receive regulatory approval for many reasons, including the following:

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

If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to DAYBUE products or trofinetide do not meet our or others’ expectations, the market price of our common stock could decline significantly and the long-term success of the product and our company could be harmed.

Expanded access or compassionate use programs could subject us to additional risks.

We currently provide and may provide in the future access to unapproved products or product candidates outside of clinical trials through expanded access or compassionate use programs (sometimes referred to as named patient or right to try programs), including DAYBUE products. These patients generally have life-threatening or severe illnesses for which there are no alternative therapies or they have exhausted all other available therapies, and unapproved products or product candidates may be provided to eligible patients based upon the request of healthcare professionals as allowed by country specific laws and regulations. There are a number of risks that we may face as a result of our expanded access or compassionate use programs. For example, the risk for serious adverse events in certain of these patient populations is high, which, if those adverse events are determined (or perceived) to be drug-related, could have a negative impact on the safety profile of our products and product candidates and cause significant delays, result in an inability to successfully commercialize our products and materially harm our business.

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
•
patient enrollment, which is a function of many factors, most of which is outside our control, including the size of the patient population, the nature of the protocol (including limitations in the protocol that further limit the size of the potential trial population such as, for example, our Phase 2 RADIANT study, which is subject to certain defined enrollment criteria that caused enrollment to take longer than expected), the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial;
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
•
the costs of preparing applications for regulatory approvals for DAYBUE products in jurisdictions other than the U.S. and for other product candidates, as well as the costs required to support review of such applications;
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

We depend on collaborations with third parties to develop certain of our product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. In addition, we may choose to rely on collaborations in the future for our products or other product candidates, including for the commercialization of DAYBUE products in selected markets outside of the U.S.

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

We have contracted with Patheon to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product and DAYBUE for commercial use, Catalent to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S., Bend to manufacture DAYBUE for commercial use, and Halo to manufacture trofinetide DAYBUE STIX 5g, 6g, and 8g drug product stick packs for commercial use in the U.S. Additionally, we have contracted with Siegfried to manufacture API to be used in the manufacture of NUPLAZID drug product for commercial use, and Corden, FIS and Flamma to manufacture API to be used in the manufacture of DAYBUE drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API. We may face delays or increased costs in our supply chain that could jeopardize the commercialization of our products. While we currently have sufficient API for both NUPLAZID and DAYBUE products and NUPLAZID and DAYBUE finished products on hand to continue our commercial and clinical operations as planned, depending on the effects of geopolitical and macroeconomic developments and whether such developments cause disruptions, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by geopolitical and macroeconomic developments, including rapid changes in U.S. trade policy, such as the imposition of tariffs and trade barriers as well as potential retaliatory measures taken by other governments, our supply chain may be disrupted, limiting our ability to manufacture, test and distribute our products for commercial sales and our product candidates for our clinical trials and research and development operations. For example, it takes approximately two years for our third-party manufacturers to produce DAYBUE API, and a supply chain disruption in DAYBUE API would cause delays or increased costs to us that could jeopardize the commercialization of DAYBUE products.

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

The manufacturers of our products and product candidates, including Patheon, Catalent, Bend, Halo, Siegfried, Corden, FIS and Flamma, are obliged to operate in accordance with FDA-mandated and comparable foreign regulatory authorities’ cGMPs, and we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance with cGMPs. In addition, the facilities used by our third-party manufacturers to manufacture our products and product candidates must be approved by the FDA pursuant to inspections that will be conducted prior to any grant of regulatory approval by the FDA. Similar requirements apply abroad. If any of our third-party manufacturers are unable to successfully manufacture material that conforms to our specifications and the FDA’s or comparable foreign regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain approval for the manufacturing facilities. We, or our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Additionally, a failure by any of our third-party manufacturers to establish and follow cGMPs or to document their adherence to such practices may lead to significant delays in clinical trials or in obtaining regulatory approval of product candidates, or result in issues maintaining regulatory approval of our products and any product candidate that receives regulatory approval, negatively impact our commercialization of our products, or lead to significant delays in the launch and commercialization of any other products we may have in the future. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, failure of regulatory authorities to grant pre-market approval of drugs, delays, suspension, variation or withdrawal of approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if approved, and significantly harm our business, financial condition, results of operations and prospects.

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

Our commercial success depends on obtaining and maintaining intellectual property rights to our products and product candidates and technologies, as well as successfully defending these rights against third-party challenges. Successful challenges to, or misappropriation of, our intellectual property could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. To protect our intellectual property, we rely on a combination of patents, trade secret protection and contracts requiring confidentiality and nondisclosure. If our patents are successfully challenged, we may face generic competition prior to the expiration dates of our U.S. Orange Book listed patents. In addition, potential competitors have in the past and may in the future file an Abbreviated New Drug Application (ANDA) with the FDA for generic versions of NUPLAZID, seeking approval prior to the expiration of our patents. In response, we have filed complaints against these companies alleging infringement of certain of our Orange Book-listed patents covering NUPLAZID and DAYBUE products. For a more detailed description of these matters, see the section captioned “Legal Proceedings” elsewhere in this report. While we intend to defend the validity of such patents vigorously, and will seek to use all appropriate methods to prevent their infringement, such efforts are expensive and time consuming. Any substantial decrease in the revenue and income derived from our products would have an adverse effect on our results of operations.

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

Risks Related to Government Regulation and Our Industry

Healthcare reform measures may negatively impact our ability to sell NUPLAZID, DAYBUE products or our product candidates, if approved, profitably.*

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

Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Any such approved importation plans, if implemented, may result in lower drug prices for products covered by those programs.

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

Our employees and personnel use artificial intelligence (AI) technologies to perform their work. We continue to increase our use of AI technologies across business functions and have enhanced governance frameworks, policies, and review processes intended to manage associated risks. Despite these efforts, AI technologies may generate inaccurate, biased, incomplete, misleading, or unauthorized outputs, create intellectual property, privacy, security, operational, or regulatory risks, or otherwise adversely affect our business. To the extent our personnel rely upon such outputs in connection with business, operational, scientific, clinical, regulatory, legal, financial, or other decisions, such reliance could result in errors, compliance risks, reputational harm, or other adverse consequences.

AI technologies, and the disclosure and use of personal data in their use, are subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, emerging AI-specific regulatory regimes, including those in the European Union and other jurisdictions, may impose additional compliance obligations, governance requirements, documentation obligations, restrictions on AI use cases, or penalties for non-compliance. These obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

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

For example, the use of NUPLAZID for the treatment of PDP competes with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine. In addition, DAYBUE products competes indirectly with off-label usage of branded and generic prescription medications targeted at individual symptoms of Rett syndrome, including antiepileptics, antipsychotics, antidepressants and benzodiazepines. Further, there are several currently disclosed programs in development for Rett syndrome. UCB S.A. has announced plans to initiate a Phase 3 clinical trial of fenfluramine in patients with Rett syndrome during 2026. Taysha Gene Therapies is conducting pivotal clinical trial of a AAV9 intrathecal delivered gene therapy to treat Rett syndrome. Neurogene has initiated a pivotal clinical trial of its investigational adeno-associated virus gene therapy candidate, NGN-401, delivered using intracerebroventricular administration to treat Rett Syndrome. Several academic institutions and pharmaceutical companies are currently conducting clinical trials for the treatment of various symptoms of Rett syndrome, including Unravel Bio and Vanderbilt University Medical Center, which are jointly conducting an early-stage study with vorinostat (RVL-001).

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

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, interruptions to operations or clinical trials, reputational harm, litigation, fines and penalties, disruptions of our business operations, and a loss of customers or sales.*

In the ordinary course of our business, we, or the third parties with whom we work, process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets. In addition, we rely, and may increasingly rely, on third-party providers of AI technologies and related infrastructure. Changes in the availability, performance, terms of use, pricing, security posture, or legal permissibility of such technologies could adversely affect our operations, increase costs, or limit our ability to realize anticipated benefits from AI initiatives.

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

Threat actors increasingly utilize AI technologies to enhance cyberattacks, including phishing, business email compromise, impersonation, deepfake-enabled social engineering, automated reconnaissance, credential theft, and other malicious activities. These capabilities may increase the scale, speed, sophistication, and effectiveness of attacks directed at us and the third parties with whom we work. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work). We and the third parties with whom we work may not, however, detect and remediate all such vulnerabilities including on a timely basis. For example, we have identified certain vulnerabilities in our information systems, and we take steps designed to mitigate the risks associated with known vulnerabilities. These steps include implementing compensating controls and other protective measures. Further, we and the third parties with whom we work may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 2, 2026 to July 28, 2026, the closing price of our common stock has ranged from a low of $20.32 per share to a high of $27.51 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

ITEM 5. OTHER INFORMATION

During the Company’s last fiscal quarter, the following officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows:

•
On May 28, 2026, Mark C. Schneyer, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 105,328 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from November 6, 2026 until July 31, 2027, or earlier if and when all transactions under the trading arrangement are completed.
•
On June 1, 2026, Thomas Garner, Executive Vice President and Chief Commercial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 88,771 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from November 6, 2026 until April 1, 2027.

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

10.1	Acadia Pharmaceuticals Inc. 2024 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 29, 2026).

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 4, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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

Acadia Pharmaceuticals Inc.

Date: August 4, 2026	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)