Form 10-Q
period 2026-09-30
ACADIA PHARMACEUTICALS INC
filed 2026-11-05
CIK 1070494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Total shares of registrant’s common stock outstanding as of the close of business on October 28, 2026:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	172,828,972

ACADIA PHARMACEUTICALS INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$322,365	$177,695
Investment securities, available-for-sale	654,081	641,991
Accounts receivable, net	161,017	121,457
Interest and other receivables	17,298	26,774
Inventory	40,360	34,670
Prepaid expenses and other current assets	73,305	59,526
Total current assets	1,268,426	1,062,113
Property and equipment, net	18,403	7,511
Operating lease right-of-use assets	67,468	47,354
Intangible assets, net	135,483	108,893
Restricted cash	7,846	7,845
Long-term inventory	66,484	76,704
Deferred tax assets	226,719	249,879
Other assets	3,322	3,896
Total assets	$1,794,151	$1,564,195
Liabilities and stockholders’ equity
Accounts payable	$16,330	$10,903
Accrued liabilities	315,887	266,211
Total current liabilities	332,217	277,114
Operating lease liabilities	57,322	40,554
Other long-term liabilities	17,123	19,137
Total liabilities	406,662	336,805
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized at September 30, 2026 and December 31, 2025; 172,789,550 shares and 170,309,376 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	17	16
Additional paid-in capital	3,115,141	3,039,315
Accumulated deficit	(1,724,725)	(1,813,386)
Accumulated other comprehensive (loss) income	(2,944)	1,445
Total stockholders’ equity	1,387,489	1,227,390
Total liabilities and stockholders’ equity	$1,794,151	$1,564,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Product sales, net	$342,291	$278,633	$918,312	$787,516
Total revenues	342,291	278,633	918,312	787,516
Operating expenses
Cost of product sales	35,090	21,647	88,197	62,773
Research and development	76,282	87,829	234,705	244,045
Selling, general and administrative	159,201	133,401	490,472	393,278
Total operating expenses	270,573	242,877	813,374	700,096
Income from operations	71,718	35,756	104,938	87,420
Interest income, net	8,421	8,246	24,466	23,390
Other income	300	593	1,489	1,775
Income before income taxes	80,439	44,595	130,893	112,585
Income tax expense (benefit)	26,915	(27,184)	42,232	(4,847)
Net income	$53,524	$71,779	$88,661	$117,432
Earnings per share:
Basic	$0.31	$0.43	$0.52	$0.70
Diluted	$0.31	$0.42	$0.51	$0.69
Weighted average common shares outstanding:
Basic	172,545	168,836	171,563	167,837
Diluted	175,466	170,650	173,770	169,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$53,524	$71,779	$88,661	$117,432
Other comprehensive income (loss), net of income taxes:
Unrealized (loss) gain on investment securities	(2,023)	598	(4,496)	693
Foreign currency translation adjustments	37	(15)	107	4
Comprehensive income	$51,538	$72,362	$84,272	$118,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$88,661	$117,432
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	49,089	38,900
Amortization of premiums and accretion of discounts on investment securities	(642)	(4,754)
Amortization of intangible assets	8,410	8,167
Depreciation	1,393	669
Loss on disposal of assets	166	—
Deferred Income Taxes	24,077	—
Changes in operating assets and liabilities:
Accounts receivable, net	(39,561)	(17,111)
Interest and other receivables	9,433	(17,626)
Inventory	5,334	(13,305)
Prepaid expenses and other current assets	(13,740)	(5,187)
Other assets	574	(2,006)
Operating lease right-of-use assets	7,012	6,471
Accounts payable	5,443	5,555
Accrued liabilities	9,565	49,126
Operating lease liabilities	(6,935)	(3,597)
Long-term liabilities	(2,014)	(4,167)
Net cash provided by operating activities	146,265	158,567
Cash flows from investing activities
Purchases of investment securities	(276,665)	(534,951)
Maturity of investment securities	259,805	387,779
Payment of milestone and contingent payments in connection with asset acquisition	—	(98,838)
Purchases of property and equipment	(11,541)	(685)
Net cash used in investing activities	(28,401)	(246,695)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	26,596	27,217
Net cash provided by financing activities	26,596	27,217
Effect of exchange rate changes on cash	211	19
Net increase (decrease) in cash, cash equivalents and restricted cash	144,671	(60,892)
Cash, cash equivalents and restricted cash
Beginning of period	185,540	328,359
End of period	$330,211	$267,467
Supplemental disclosure of noncash information:
Accrued inventory purchases	$814	$863
Accrued property and equipment purchases	$910	$—
Accrued milestone and contingent payments in connection with asset acquisition	$35,000	$—
Stock-based compensation capitalized	$142	$233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACADIA PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total stockholders’ equity, beginning balances	$1,306,609	$822,382	$1,227,390	$732,793
Common stock:
Beginning balance	16	16	16	16
Issuance of common stock from exercise of stock options and units	1	—	1	—
Ending balance	17	16	17	16
Additional paid-in capital:
Beginning balance	3,085,800	2,980,693	3,039,315	2,936,871
Issuance of common stock from exercise of stock options and units	11,870	9,423	22,613	23,943
Issuance of common stock pursuant to employee stock purchase plan	—	—	3,982	3,274
Stock-based compensation	17,471	13,105	49,231	39,133
Ending balance	3,115,141	3,003,221	3,115,141	3,003,221
Accumulated deficit:
Beginning balance	(1,778,249)	(2,158,733)	(1,813,386)	(2,204,386)
Net income	53,524	71,779	88,661	117,432
Ending balance	(1,724,725)	(2,086,954)	(1,724,725)	(2,086,954)
Other comprehensive (loss) income:
Beginning balance	(958)	406	1,445	292
Other comprehensive (loss) income	(1,986)	583	(4,389)	697
Ending balance	(2,944)	989	(2,944)	989

Total stockholders’ equity, ending balances	$1,387,489	$917,272	$1,387,489	$917,272

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

In August 2026, the European Commission (EC) granted marketing authorization for DAYBU® (trofinetide) for the treatment of neurobehavioral symptoms of Rett syndrome in adults and pediatric patients aged five and older.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (the SEC). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations, cash flows, and stockholders’ equity for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates. Unless the context requires otherwise, DAYBUE, DAYBUE STIX, and DAYBU are collectively referred to as DAYBUE products.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Beginning of period	End of period	Beginning of period	End of period
Cash and cash equivalents	$177,695	$322,365	$319,589	$257,996
Restricted cash	7,845	7,846	8,770	9,471
Total cash, cash equivalents and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$185,540	$330,211	$328,359	$267,467

Accounts Receivable

Accounts receivable are recorded net of customer allowances for distribution fees, prompt payment discounts, chargebacks, and credit losses. Allowances for distribution fees, prompt payment discounts and chargebacks are based on contractual terms. The Company estimated the current expected credit losses of its accounts receivable by assessing the risk of loss and available relevant information about collectability, including historical credit losses, existing contractual payment terms, actual payment patterns of its customers, individual customer circumstances, and reasonable and supportable forecast of economic conditions expected to exist throughout the contractual life of the receivable. Based on its assessment, as of September 30, 2026, the Company determined that an allowance for credit loss was not required.

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

Revenues

The Company operates in one business segment. Results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues consist of net product sales to customers, substantially all of which are sales in North America. Revenues by product are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NUPLAZID	$202,158	$177,530	$552,214	$505,730
DAYBUE products	140,133	101,103	366,098	281,786
Product sales, net	$342,291	$278,633	$918,312	$787,516

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

Pursuant to the license agreement with Neuren Pharmaceuticals Limited (Neuren), the Company has capitalized a total of $173.8 million as intangible assets following the FDA approval of DAYBUE, sale of DAYBUE, sale of a Rare Pediatric Disease Priority Review Voucher (PRV) and EC marketing authorization of DAYBU, as disclosed in Note 9. The intangible assets of $138.8 million related to FDA approval of DAYBUE, sale of DAYBUE and sales of a PRV were amortized on a straight-line basis over the estimated useful life of the licensed patents through early 2036. In September 2026, U.S. Patent and Trademark Office (USPTO) issued a notice of allowance for U.S. patent covering weight-banded dosing of trofinetide, extending U.S. patent protections from July 2036 to March 2041. As a result, on a prospective basis the remaining net book value of the intangible assets will be amortized on a straight-line basis through March 2041 starting in October 2026. The intangible asset of $35.0 million related to the EC marketing authorization of DAYBU is amortized on a straight-line basis over the useful life of market exclusivity through the middle of 2038. For the three months ended September 30, 2026 and 2025, the Company recorded amortization expense related to these intangible assets of $3.0 million and $2.7 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded amortization expense related to these intangible assets of $8.4 million and $8.2 million, respectively. As of September 30, 2026, the Company’s estimated future amortization expense related to its intangible assets is $2.5 million for the remainder of 2026, and $9.9 million for each of the five succeeding fiscal years.

Royalties incurred in connection with the Company’s license agreement with Neuren, as disclosed in Note 9, are expensed to cost of product sales when the related product sales revenue is recognized.

Intangible Assets

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such intangible assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of intangible assets exceeds the estimated fair value of the intangible assets. No impairment loss was recorded on intangible assets during the three and nine months ended September 30, 2026 and 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income - basic and diluted	$53,524	$71,779	$88,661	$117,432
Weighted average shares outstanding:
Basic	172,545	168,836	171,563	167,837
Effect of potentially dilutive common shares from:
Equity awards	2,857	1,709	2,157	1,235
Employee stock purchase plan rights	64	105	50	84
Diluted	175,466	170,650	173,770	169,156

Earnings per share:
Basic	$0.31	$0.43	$0.52	$0.70
Diluted	$0.31	$0.42	$0.51	$0.69

Potentially dilutive shares excluded from per share amounts as their effect would have been anti-dilutive	7,623	15,856	12,554	17,990

4. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of product sales	$451	$372	$1,290	$724
Research and development	4,674	4,312	13,562	12,222
Selling, general and administrative	12,325	8,496	34,237	25,954
	$17,450	$13,180	$49,089	$38,900

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

5. Balance Sheet Details

Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$34,102	$25,952
Work in process	11,974	2,638
Raw material	60,768	82,784
	$106,844	$111,374
Reported as:
Inventory	$40,360	$34,670
Long-term inventory	66,484	76,704
Total	$106,844	$111,374

Amount reported as long-term inventory primarily consists of raw materials as of September 30, 2026 and December 31, 2025.

Accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued sales allowances	$137,926	$140,862
Accrued compensation and benefits	44,385	45,579
Accrued milestone payments	35,000	—
Accrued consulting and professional fees	31,427	29,843
Accrued research and development services	18,021	19,094
Accrued royalties	16,354	13,314
Current portion of lease liabilities	14,532	11,633
Other	18,242	5,886
	$315,887	$266,211

6. Investments

The carrying value and amortized cost of the Company’s investments, summarized by major security type, consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$443,288	$4	$(2,093)	$441,199
Government sponsored enterprise securities	214,717	—	(1,835)	212,882
	$658,005	$4	$(3,928)	$654,081

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury notes	$429,260	$1,291	$—	$430,551
Government sponsored enterprise securities	211,239	258	(57)	211,440
	$640,499	$1,549	$(57)	$641,991

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

	September 30, 2026	December 31, 2025
One year or less	60%	51%
After one year but within two years	40%	49%
Total	100%	100%

At September 30, 2026 and December 31, 2025, the Company had 75 and 18 available-for-sale investment securities, respectively, in an unrealized loss position. The following table presents gross unrealized losses and fair value for those available-for-sale investment securities that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2026
U.S. Treasury notes	$425,193	$(2,092)	$—	$—	$425,193	$(2,092)
Government sponsored enterprise securities	185,935	(1,780)	23,446	(56)	209,381	(1,836)
Total	$611,128	$(3,872)	$23,446	$(56)	$634,574	$(3,928)

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2025
Government sponsored enterprise securities	$91,799	$(57)	$—	$—	$91,799	$(57)
Total	$91,799	$(57)	$—	$—	$91,799	$(57)

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

As of September 30, 2026, the Company did not intend to sell the investments in unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company has not historically experienced significant losses on its investments. Based on its evaluation, the Company determined its year-to-date credit losses related to its available-for-sale securities were immaterial at September 30, 2026.

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

The Company’s cash equivalents and available-for-sale investment securities are classified within the fair value hierarchy as defined by authoritative guidance. The Company’s investment securities classified as Level 1 are valued using quoted market prices. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices, and obtaining market values from other pricing sources. After completing the validation procedures, the Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2026 and December 31, 2025.

The Company has not transferred any investment securities between the classification levels.

The recurring fair value measurements of the Company’s financial assets and liabilities measured at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$81,557	$81,557	$—	$—
U.S. Treasury notes	441,199	441,199	—	—
Government sponsored enterprise securities	212,882	—	212,882	—
Total	$735,638	$522,756	$212,882	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund	$24,834	$24,834	$—	$—
U.S. Treasury notes	430,551	430,551	—	—
Government sponsored enterprise securities	211,440	—	211,440	—
Total	$666,825	$455,385	$211,440	$—

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

2024 Equity Incentive Plan

The Company’s 2024 Equity Incentive Plan (the 2024 Plan) became effective upon approval of the stockholders in May 2024. The 2024 Plan permits the grant of awards to employees, non-employee directors and consultants. In addition, the 2024 Plan permits the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. The 2024 Plan provides that, with limited exceptions, no award will vest until at least 12 months following the date of grant of the award; provided, however, that up to 5% of the aggregate number of shares that may be issued under the 2024 Plan may be subject to awards which do not meet such vesting requirements. The maximum term of any stock option or stock appreciation right awards under 2024 Plan is ten years. All shares that remained eligible for grant under the Company’s 2010 Equity Incentive Plan and 2023 Inducement Plan at the time of approval of the 2024 Plan were transferred to the 2024 Plan. The 2024 Plan was amended on May 29, 2026, and as of the amendment effective date all shares that remained eligible for grant under the Company’s 2024 Inducement Plan (Inducement Plan) were transferred to the 2024 Plan. At September 30, 2026, 14,653,541 shares of common stock were available for new grants under the 2024 Plan.

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

9. Commitments and Contingencies

Collaboration, License and Merger Agreements

The Company has entered into various collaboration, licensing and merger agreements which provide the Company with rights to certain know-how, technology and patent rights. The agreements generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of product revenues, with rates that vary by agreement. As of September 30, 2026, the Company may be required to make milestone payments up to $3.6 billion in the aggregate for candidates in its pipeline, of which, pursuant to the license agreement with Neuren, $35.0 million became payable to Neuren following the first commercial sale of DAYBU in the European Union (EU) in October 2026. As of September 30, 2026, the Company has not paid the $35.0 million milestone payment and will pay it within 60 days after its first commercial sale of DAYBUE in the EU.

In August 2018, the Company entered into a license agreement with Neuren and obtained exclusive North American rights to develop and commercialize trofinetide for Rett syndrome and other indications. Under the terms of the agreement, the Company paid Neuren an upfront license fee of $10.0 million and it may be required to pay up to an additional $455.0 million in milestone payments based on the achievement of certain development and annual net sales milestones. In addition, the Company will be required to pay Neuren tiered, escalating, double-digit percentage royalties based on net sales. The license agreement was accounted for as an asset acquisition and the upfront cash payment of $10.0 million was expensed to research and development in the third quarter of 2018 as there is no alternative use for the asset. In connection with the FDA approval of DAYBUE, the Company paid a milestone payment of $40.0 million to Neuren following the first commercial sale of DAYBUE pursuant to the license agreement. The Company capitalized the $40.0 million milestone payment as an intangible asset as it was deemed probable of occurring as of March 31, 2023. In addition, the Company was granted a Rare Pediatric Disease PRV following the FDA approval of DAYBUE. Pursuant to the license agreement, the Company is required to pay Neuren one third of the value of the PRV at the time of sale or use of the PRV. The Company capitalized the $29.6 million for the estimated PRV value owed to Neuren as an intangible asset in 2023. In 2024, the Company sold the PRV to a third party for aggregate net proceeds of $146.5 million. Upon sale of the PRV, the Company capitalized an additional $19.2 million for the one third PRV value owed to Neuren as an intangible asset. In connection with the EC marketing authorization of DAYBU in August 2026, the Company was required to make a milestone payment of $35.0 million to Neuren following the first commercial sale of DAYBU in the EU pursuant to the license agreement. The Company accrued for and capitalized the $35.0 million milestone payment as an intangible asset as it was deemed probable of occurring as of September 30, 2026 and began amortizing it on a straight-line basis over its estimated useful life.

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

In connection with the Pimavanserin II cases, MSN and Aurobindo are the remaining defendants. A bench trial was conducted from December 3, 2024 to December 6, 2024 in the matter. Post-trial briefing was completed on February 12, 2025. On June 9, 2025, the District Court issued a final judgment in the Company’s favor that Aurobindo’s ANDA infringes the asserted Nuplazid patent and that the defendants failed to demonstrate such patent is invalid. On June 16, 2025, MSN and Aurobindo filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the final judgment entered on June 9, 2025. Briefing was completed on December 19, 2025, and the oral argument is scheduled for November 9, 2026.

On February 14, 2025, the Company filed a complaint against Zydus Lifesciences Limited, Zydus Worldwide DMCC, and Zydus Pharmaceuticals (USA) Inc. (collectively “Zydus”) in the United States District Court for the District of Delaware, alleging infringement of certain of the Company’s Orange Book-listed patents covering NUPLAZID (Pimavanserin) by Zydus’ proposed 34 mg pimavanserin tablet product (Pimavanserin III Case). The Company entered into an agreement, effective September 29, 2026, with Zydus settling all claims and counterclaims in the Pimavanserin III Case. The agreement allows Zydus to launch its generic pimavanserin 34 mg tablet products on April 1, 2032, subject to certain triggers for earlier launch. The case was dismissed by joint agreement on October 5, 2026.

Securities Class Action

On April 19, 2021, a purported stockholder of the Company filed a putative securities class action complaint (captioned City of Birmingham Relief Retirement Systems v. Acadia Pharmaceuticals, Inc., Case No. 21-cv-0762) in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s then-current executive officers. On September 29, 2021, the Court issued an order designating lead plaintiff and lead counsel. On December 10, 2021, lead plaintiff filed an amended complaint. The amended complaint generally alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by failing to disclose that the materials submitted in support of its sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis contained statistical and design deficiencies and that the FDA was unlikely to approve the sNDA in its current form. The amended complaint seeks unspecified monetary damages and other relief. On March 11, 2024, the Court granted plaintiffs’ motion for class certification and appointment of class representatives and class counsel. The parties concluded discovery on September 24, 2025. The parties submitted pretrial motions on November 12, 2025 and briefing for these motions was completed on February 25, 2026. The Court held a hearing for pretrial motions on April 10, 2026. The parties exchanged pretrial disclosures on July 10, 2026. The parties lodged the pretrial order with the Court on August 5, 2026. On September 21, 2026, the matter was reassigned to Judge Ruth Bermudez Montenegro. On September 24, 2026, the Court issued an order requiring the parties to submit a joint status report before a Final Pretrial Conference can be scheduled. On September 29, 2026, the parties filed a joint status report.

Opt Out Litigation

On March 7, 2024, a purported stockholder of the Company filed a complaint (captioned Alger Dynamic Opportunities Fund v. Acadia Pharmaceuticals, Inc., Case No. 24-cv-00451) in the U.S. District Court for the Southern District of California against the Company and one executive officer. The complaint is based on the same underlying allegations as the Securities Class Action described above, and alleged claims under federal and state securities laws, and for common law fraud and negligent misrepresentations. On May 24, 2024, Defendants moved to dismiss the complaint. On October 31, 2024, the Court granted in part and denied in part Defendants’ motion to dismiss. The Court dismissed with leave to amend the purported stockholder’s state and common law claims, as well as the claim brought under Section 18(a) of the Securities Exchange Act of 1934, as amended. Defendants filed their answer to the Sections 10(b) and 20(a) claims on December 16, 2024. The Court’s stay of this suit, previously in effect since January 13, 2025, was lifted on July 8, 2026. The Court set a case management conference for January 12, 2027 to discuss discovery.

Derivative Suit

On December 15, 2023, a purported stockholder of the Company filed a derivative action (captioned Kanner et al v. Biggar et al., Case No. 23-cv-2293) in the U.S. District Court for the Southern District of California against certain of the Company’s current directors. The Company is named as a nominal defendant. The complaint is based on the same alleged misconduct as the Securities Class Action, and asserts state law claims, on behalf of the Company, against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and insider trading. The complaint also asserts federal claims under sections 10(b), 21D, and 14(a) of the Securities Exchange Act of 1934, as amended. On December 27, 2023, the action was reassigned to District Judge William Q. Hayes and Magistrate Judge Michael S. Berg due to its relation to the Securities Class Action. On January 30, 2024, the parties jointly requested a stay of the action. The Court granted that request and the action was stayed on February 20, 2024, pending the outcome of our Demand Review Committee’s investigation into the underlying claims. The stay was briefly lifted on September 5, 2025 but reinstated on October 17, 2025 and remains in place. On January 15, 2026, the parties informed the Court that they had reached a settlement in principle regarding the derivative claims. Plaintiff filed the Motion for Preliminary Approval of Derivative Settlement on July 14, 2026. The Court granted that preliminary motion on August 24, 2026. Pursuant to the proposed settlement, which is still subject to final Court approval, defendants agreed to certain governance reforms and agreed to an award of $1.5 million in attorneys’ fees to be paid by the Company’s insurance carrier. The Court has scheduled a hearing on the preliminary motion for January 13, 2027.

Given the unpredictability inherent in litigation, the Company cannot predict the outcome of these matters. The Company is unable to estimate possible losses or ranges of losses that may result from these matters, and therefore it has not accrued any amounts in connection with these matters other than attorneys’ fees incurred to date.

10. Leases

The Company leases facilities and certain equipment under noncancelable operating leases with remaining lease terms of 0.3 years to 11.8 years, some of which include options to extend for up to two five-year terms. These optional periods were not considered in the determination of the right-of-use asset or the lease liability as the Company did not consider it reasonably certain that it would exercise such options.

The operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$4,935	$3,531	$14,144	$11,439
Operating sublease income	(612)	(594)	(1,830)	(1,777)
Net operating lease cost	$4,323	$2,937	$12,314	$9,662

Supplemental cash flow information related to the Company’s leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,695	$3,053	$9,928	$8,921
Right-of-use assets obtained in exchange for operating lease obligations:	653	894	27,133	9,573

The balance sheet classification of the Company’s lease liabilities was as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating lease liabilities
Current portion included in accrued liabilities	$14,532	$11,633
Operating lease liabilities	57,322	40,554
Total operating lease liabilities	$71,854	$52,187

Maturities of lease liabilities were as follows (in thousands):

Operating Leases
Remainder of 2026	$3,748
Years ending December 31,
2027	15,254
2028	15,451
2029	15,002
2030	12,820
Thereafter	28,058
Total lease payments	90,333
Less:
Imputed interest	(18,479)
Total operating lease liabilities	$71,854

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2026, the weighted average remaining lease term was 7.3 years and the weighted average discount rate used to determine the operating lease liability was 6.2%.

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

11. Income Taxes

For the three months ended September 30, 2026 and 2025, the Company recognized an income tax expense of $26.9 million on a pre-tax income of $80.4 million and income tax benefit of $27.2 million on a pre-tax income of $44.6 million, respectively, resulting in effective tax rates of 33.5% and -61.0%, respectively. The effective tax rate for the three months ended September 30, 2026 varies from the U.S. federal statutory tax rate of 21% mostly due to federal and state income tax expense, offset by a partial valuation allowance, permanent book to tax adjustments including stock based compensation and branded prescription drug fees, and quarterly discrete items. The effective tax rate for the three months ended September 30, 2025 varies from the U.S. federal statutory tax rate of 21% due to the consideration of the One Big Beautiful Bill Act (OBBBA) enacted in the third quarter of 2025 which resulted in a significant reduction to the current taxable income, offset by valuation allowance, and a tax benefit recognized during the third quarter of 2025 to reflect the filing of an accounting method change included in the 2024 federal and state tax return filings. The tax benefit was offset by foreign tax expense.

For the nine months ended September 30, 2026 and 2025, the Company recognized an income tax expense of $42.2 million on a pre-tax income of $130.9 million and income tax benefit of $4.8 million on a pre-tax income of $112.6 million, respectively, resulting in effective tax rates of 32.2% and -4.3%, respectively. The effective tax rate for the nine months ended September 30, 2026 varies from the U.S. federal statutory tax rate of 21% mostly due to federal and state expense, offset by a partial valuation allowance, permanent book to tax adjustments including stock based compensation and branded prescription drug fees, and quarterly discrete items. The effective tax rate for the nine months ended September 30, 2025 varies from the U.S. federal statutory tax rate of 21% due to the consideration of the OBBBA which resulted in a significant reduction to current taxable income, offset by valuation allowance, and a tax benefit recognized during the third quarter of 2025 to reflect the filing of an accounting method change included in the 2024 federal and state tax return filings. The benefit was offset by foreign tax expense.

12. Segment Reporting

Substantially all revenues from the three and nine months ended September 30, 2026 and 2025 were generated from customers in North America. The following table illustrates reported segment revenue, segment profit and significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NUPLAZID net revenue	$202,158	$177,530	$552,214	$505,730
DAYBUE products net revenue	140,133	101,103	366,098	281,786
Total revenues	342,291	278,633	918,312	787,516
Less:
Cost of product sales	15,705	8,041	40,155	25,636
License fees and royalties	19,385	13,606	48,042	37,137
Research and development expense:
External research and development	49,283	60,153	153,501	169,457
Internal costs(1)	26,999	24,676	78,703	71,588
Upfront and milestone payments	—	3,000	2,501	3,000
Total research and development expense	76,282	87,829	234,705	244,045
Selling, general and administrative	159,201	133,401	490,472	393,278
Interest income, net	(8,421)	(8,246)	(24,466)	(23,390)
Other income	(300)	(593)	(1,489)	(1,775)
Income tax expense (benefit)	26,915	(27,184)	42,232	(4,847)
Consolidated net income	$53,524	$71,779	$88,661	$117,432

_______________

(1)
Includes personnel expenses and costs allocated to multiple research and development programs, including benefits, information technology, facilities and inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, we refer to DAYBUE, DAYBUE STIX and DAYBU collectively as DAYBUE products.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this Quarterly Report), the audited financial statements and notes thereto as of and for the year ended December 31, 2025 included with our Annual Report on Form 10-K, filed with the SEC on February 26, 2026 (our Annual Report), our unaudited condensed consolidated financial statements and related notes thereto as of and for the quarter ended March 31, 2026 included with our Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2026, and our unaudited condensed consolidated financial statements and related notes thereto as of and for the quarter ended June 30, 2026 included with our Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2026. Past operating results are not necessarily indicative of results that may occur in future periods.

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

We have two core franchises in neurological and rare diseases. Our neurological franchise is anchored by the commercial product NUPLAZID (pimavanserin), which is the first and only drug approved by the FDA for the treatment of hallucinations and delusions associated with PDP. Our rare disease franchise is anchored by the DAYBUE products, which are the first and only drug approved for the treatment of Rett syndrome or neurobehavioral symptoms of Rett syndrome. Net product sales from these two commercial products totaled $918.3 million for the nine months ended September 30, 2026, compared with $787.5 million for the nine months ended September 30, 2025.

In August 2026, the EC granted marketing authorization for DAYBU® (trofinetide) for the treatment of the neurobehavioral symptoms of Rett syndrome in adults and pediatric patients aged five years and older. DAYBU® is the first therapy approved for this indication in the EU. We made our first commercial sale of DAYBU in the EU in October 2026.

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

Our most advanced current product candidate is remlifanserin for the treatment of Alzheimer’s disease psychosis (ADP) and Lewy Body Dementia Psychosis (LBDP). In November 2023, we initiated our RADIANT Phase 2 study evaluating the efficacy and safety of remlifanserin for the treatment of hallucinations and delusions associated with ADP. In July 2026, the FDA granted Fast Track designation for remlifanserin for the treatment of hallucinations and delusions associated with ADP. In September 2026, we announced the topline results from our Phase 2 RADIANT study. The study narrowly missed the primary endpoint of the Scale for the Assessment of Positive Symptoms-Hallucinations and Delusions subscales (p=0.0603) with significance (nominal) on the key secondary endpoint of Clinical Global Impression – Severity (p=0.0077). However, the study demonstrated meaningful and consistent efficacy trends across endpoints for the once daily 60 mg dose and a favorable safety and tolerability profile across both once daily 30 mg dose and once daily 60 mg dose. These findings achieved the study’s objective of informing dose selection and study design optimization for Phase 3 which we believe supports continuing with Phase 3 development for the once daily 60 mg dose. Therefore, we plan to continue enrolling our two ongoing Phase 3 studies evaluating remlifanserin for the once daily 60 mg dose in ADP while implementing amendments to the Phase 3 program, including removing the once daily 30 mg dosage arm. We initiated an additional Phase 2 study of remlifanserin in LBDP in September 2025 and expect a data readout in the fourth quarter 2027. We received FDA Fast Track designation for remlifanserin in LBDP in August 2026. In the fourth quarter of 2025, we initiated a Phase 2 study of ACP-211 for the treatment of major depressive disorder and expect a data readout in the second half 2027.

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

We have incurred substantial operating losses since our inception due in large part to expenditures for our research and development activities. As of September 30, 2026, we had an accumulated deficit of approximately $1.7 billion. Contingent on the level of business development activities we may complete as well as pipeline programs we may advance, we may incur operating losses as we incur significant research and development costs and costs for continued commercialization of our products.

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

Financial Operations Overview

Product Revenues

Net product sales consist of sales of our products. The FDA approved NUPLAZID in April 2016 for the treatment of hallucinations and delusions associated with PDP and we launched the product in the United States in May 2016. The FDA approved DAYBUE in March 2023 for the treatment of Rett syndrome and we launched the product in the United States in April 2023. Health Canada granted marketing authorization of DAYBUE for the treatment of Rett syndrome in adult and pediatric patients 2 years of age and older in October 2024. The Ministry of Health in Israel approved DAYBUE for the treatment of Rett syndrome in adults and pediatric patients 2 years of age and older and weighing at least 9 kg in December 2025. The FDA approved DAYBUE STIX in December 2025 for the treatment of Rett syndrome and we made the product available on a limited basis in the first quarter of 2026 followed by a broader launch in the second quarter of 2026. In addition, we currently have contracts with multiple distributors outside the United States that distribute DAYBUE for limited named patient/compassionate use. The EC granted marketing authorization for DAYBU for the treatment of neurobehavioral symptoms of Rett syndrome in adults and pediatric patients aged five and older in August 2026. Our first commercial sales of DAYBU took place in October 2026.

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

Research and Development Expenses

Our research and development expenses have consisted primarily of fees paid to external service providers, salaries and related personnel expenses, facilities and equipment expenses, and other costs incurred related to pre-commercial product candidates. We charge all research and development expenses to operations as incurred. Our research and development activities have focused on pimavanserin, trofinetide, remlifanserin and earlier-stage product candidates. In connection with the FDA approval of DAYBUE, we are required to conduct post-marketing work, including a clinical study of renal impairment in healthy volunteers, nonclinical carcinogenicity studies, and nonclinical in vitro and clinical in vivo drug interaction studies. The FDA has released us from one of the five post-marketing requirements (PMRs). In addition, we have fulfilled three of the five PMRs. We also expect to incur increased research and development expenses as a result of advancement of our early-stage product candidates.

We use external service providers to manufacture our product candidates and for the majority of the services performed in connection with the nonclinical and clinical development of our product candidates. Historically, we have used our internal research and development resources, including our employees and discovery infrastructure, across several projects and many of our costs have not been attributable to a specific project. Accordingly, we have not reported our internal research and development costs on a project-by-project basis. To the extent that external expenses are not attributable to a specific project, they are allocated proportionally to each of the projects.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Costs of external service providers:
NUPLAZID (pimavanserin)	$—	$—	$—	$3,706
DAYBUE (trofinetide) products	4,345	8,160	12,396	29,384
ACP-101	(278)	16,119	3,810	39,540
Remlifanserin	27,329	22,847	81,294	58,418
Early-stage programs	17,887	13,027	56,001	38,409
Upfront and milestone payments*	—	3,000	2,501	3,000
Subtotal	49,283	63,153	156,002	172,457
Internal costs	22,325	20,364	65,141	59,366
Stock-based compensation	4,674	4,312	13,562	12,222
Total research and development expenses	$76,282	$87,829	$234,705	$244,045

_____________________

* Includes upfront and milestone consideration as well as transaction costs associated with acquired in-process research and development.

At this time, due to the risks inherent in regulatory requirements and clinical development, we are unable to estimate with certainty the costs we will incur to support the commercialization of DAYBUE products, as well as the further development of our product candidates. Likewise, we are unable to determine with certainty the anticipated completion dates for our current research and development programs. Clinical development and regulatory approval timelines, probability of success, and development costs vary widely across our development programs. While our current development efforts are primarily focused on advancing the development of remlifanserin and early-stage product candidates, we anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of the commercial potential of each candidate and our financial position. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree any such arrangements would affect our development plans and capital requirements.

We expect our research and development expenses will continue to be substantial as we conduct studies pursuant to our PMRs and pursue the further development of remlifanserin and early-stage product candidates. The lengthy process of completing clinical trials and supporting development activities and seeking regulatory approval for our product candidates requires the expenditure of substantial resources. Any failure by us or delay in completing clinical trials, or in obtaining regulatory approvals, could cause our research and development expenses to increase and, in turn, have a material adverse effect on our results of operations.

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

Comparison of the Three Months Ended September 30, 2026 and 2025

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE products, were $342.3 million and $278.6 million for the three months ended September 30, 2026 and 2025, respectively.

Net product sales of NUPLAZID were $202.2 million and $177.5 million for the three months ended September 30, 2026 and 2025, respectively. The increase in net product sales of NUPLAZID of $24.7 million was primarily due to the growth in NUPLAZID unit sales in 2026 compared to 2025. Net product sales of DAYBUE products were $140.1 million and $101.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase in net product sales of DAYBUE products of $39.0 million was primarily due to the growth in DAYBUE unit sales in 2026 compared to 2025.

Cost of Product Sales

Cost of product sales was $35.1 million and $21.6 million for the three months ended September 30, 2026 and 2025, respectively, or approximately 10% and 8% of net product sales, respectively. The increase in cost of product sales as a percentage of net product sales during the three months ended September 30, 2026 as compared to the same period of 2025 was primarily due to a higher proportion of DAYBUE sales in the current period as DAYBUE has a higher cost of product sales percentage than NUPLAZID.

Research and Development Expenses

Research and development expenses decreased to $76.3 million for the three months ended September 30, 2026 from $87.8 million for the three months ended September 30, 2025. The decrease in research and development expenses was primarily related to reduced expenditures for ending studies that took place in 2025, offset by increased expenditures for remlifanserin and ACP-211.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $159.2 million for the three months ended September 30, 2026 from $133.4 million for the three months ended September 30, 2025. The increase in selling, general and administrative expenses was primarily driven by increased expenditures for DAYBUE products and NUPLAZID in the U.S., including the expansion of the DAYBUE and NUPLAZID teams.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Product Sales, Net

Net product sales, comprised of NUPLAZID and DAYBUE products, were $918.3 million and $787.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Net product sales of NUPLAZID were $552.2 million and $505.7 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in net product sales of NUPLAZID of $46.5 million was mainly due to the growth in NUPLAZID unit sales in 2026 compared to 2025. Net product sales of DAYBUE products were $366.1 million and $281.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in net product sales of DAYBUE products of $84.3 million was primarily due to the growth in DAYBUE products unit sales.

The following table provides a summary of activity with respect to our sales allowances and accruals for the nine months ended September 30, 2026 (in thousands):

	Distribution Fees, Discounts & Chargebacks	Co-Pay Assistance	Rebates, Data Fees & Returns	Total
Balance as of December 31, 2025	$16,457	$(37)	$140,440	$156,860
Provision related to current period sales	118,822	3,735	159,657	282,214
Credits/payments for current period sales	(101,827)	(3,997)	(55,387)	(161,211)
Credits/payments for prior period sales	(16,457)	37	(106,955)	(123,375)
Balance as of September 30, 2026	$16,995	$(262)	$137,755	$154,488

Cost of Product Sales

Cost of product sales was $88.2 million and $62.8 million for the nine months ended September 30, 2026 and 2025, respectively, or approximately 10% and 8% of net product sales, respectively. The increase in cost of product sales as a percentage of net product sales during the nine months ended September 30, 2026 as compared to the same period of 2025 was primarily due to a higher proportion of DAYBUE sales in the current period as DAYBUE has a higher cost of product sales percentage than NUPLAZID, resulting in an unfavorable product mix impact on our overall gross margin.

Research and Development Expenses

Research and development expenses was $234.7 million and $244.0 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in research and development expenses was primarily related to reduced expenditures for ending studies that took place in 2025, offset by increased expenditures for remlifanserin and ACP-211.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $490.5 million for the nine months ended September 30, 2026 from $393.3 million for the nine months ended September 30, 2025. The increase in selling, general and administrative expenses was primarily driven by increased investments to support continued growth of NUPLAZID and DAYBUE products.

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

As discussed above, we have entered into various collaboration, licensing and merger agreements which generally include upfront license fees, development and commercial milestone payments upon achievement of certain clinical and commercial development and annual net sales milestones, as well as royalties calculated as a percentage of net product sales, with rates that vary by agreement. In connection with the EC marketing authorization of DAYBU in August 2026, we are required to make a milestone payment of $35.0 million to Neuren following the first commercial sale of DAYBU in the EU during the fourth quarter of 2026.

We expect to receive the invoice for rebates under the Inflation Reduction Act of 2022 (IRA) from Medicare Part D unit sales for the period of October 1, 2025 to September 30, 2026 in June 2027. Payment is due 30 days after receiving such invoice; the payment will be set off against the allowance for such rebate that we have accrued up to the date of payment.

Cash Flows

At September 30, 2026, we had $976.4 million in cash, cash equivalents, and investment securities, compared to $819.7 million at December 31, 2025. This $156.7 million increase was due to cash provided by operating activities. Net cash provided by operating activities totaled $146.3 million for the nine months ended September 30, 2026 compared to $158.6 million for the nine months ended September 30, 2025. This decrease in cash provided by operations primarily reflected the timing of working capital movements during the period.

Net cash used in investing activities totaled $28.4 million for the nine months ended September 30, 2026 compared to $246.7 million for the nine months ended September 30, 2025. The decrease in net cash used in investing activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to increased net sales and maturity of investment securities. Also during the nine months ended September 30, 2025, there was a net payment of $98.8 million made to Neuren for the sale of the PRV and an annual net sales milestone which we did not have during the same period of 2026.

Net cash provided by financing activities decreased to $26.6 million for the nine months ended September 30, 2026 compared to $27.2 million for the nine months ended September 30, 2025. This decrease in net cash provided by financing activities for the nine months ended September 30, 2026 was attributable primarily to a decrease in proceeds resulting from the exercise of employee stock options and awards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, U.S. treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than one year. All investment securities have a credit rating of at least Aa3/AA- or better, or P-1/A-1 or better, as determined by Moody’s Investors Service or Standard & Poor’s. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. If a 10 percent change in interest rates were to have occurred on September 30, 2026, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to our investment in investment-grade, interest-bearing securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods.

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

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

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

Risks Related to Our Products and Product Candidates

Our prospects are highly dependent on the successful commercialization of our products. To the extent we cannot establish, maintain or increase sales of our products, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.*

NUPLAZID, DAYBUE and DAYBUE STIX are approved for commercialization in the U.S., DAYBUE is approved for commercialization in Canada and Israel, and DAYBU is approved for commercialization in the EU. The successful commercialization of such products is subject to many risks, and there is no guarantee that we will be able to maintain or increase sales of such products. Our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline because of many factors, some of which are outside our control, including, but not limited to, the following:

•
the extent to which patients, caregivers and physicians recognize and diagnose the indications for which our products are approved and accept and adopt our products as a treatment for such indications;
•
the scope and terms of the FDA’s or other applicable regulatory authorities’ approval of our products, including differences in the scope of approved indications and patient populations across jurisdictions, such as the more limited indication and patient population for which DAYBU is approved in the EU, the inclusion of a boxed warning for NUPLAZID or other warnings and precautions for our products;
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

Additionally, our success is dependent on our ability to obtain regulatory approval for, and successfully commercialize, trofinetide in jurisdictions outside the U.S. We face in jurisdictions outside the U.S., such as Canada, the EU and Israel, risks and uncertainties similar to the risks and uncertainties faced in the U.S. with respect to commercialization outside of the U.S., including, but not limited to, government reimbursement of the cost of trofinetide. If the commercialization of our products and future sales is less successful than expected or perceived as disappointing, our stock price could decline significantly and the long-term success of our products and our company could be harmed.

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

If a product or product candidate does not provide a treatment regimen that is at least as beneficial as the current standard of care or otherwise does not provide patient benefit, that product or product candidate will not achieve market acceptance and will not generate sufficient revenues to achieve or maintain profitability. With respect to our approved products specifically, successful commercialization will depend on whether and to what extent physicians, patients, caregivers, long-term care facilities and pharmacies, over whom we have no control, determine to utilize our products. NUPLAZID is available in the U.S. to treat hallucinations and delusions associated with PDP, and DAYBUE and DAYBUE STIX are available in the U.S. to treat Rett syndrome, both indications for which no other FDA-approved pharmaceutical treatments currently exist. DAYBUE is also the first and only product approved in Canada and Israel for the treatment of Rett syndrome, and DAYBU is the first and only product approved in the EU to treat neurobehavioral symptoms of Rett syndrome in adults and pediatric patients aged five years and older. The more limited scope of the approved indication and patient population in the EU compared to the U.S., Canada and Israel may limit the market opportunity for DAYBU in the EU.

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

Similarly, even if DAYBUE products are prescribed for the treatment of Rett syndrome or the neurobehavioral symptoms of Rett syndrome, issues may arise with respect to patient acceptance, adherence, persistence and compliance rates for a variety of reasons, including due to the expected clinical benefits or expected and actual side effects a patient might incur. If patients do not adhere to the recommended dosing of DAYBUE products, or do not maintain the recommended dosing of DAYBUE products for sufficient periods of time, patients and physicians may believe that DAYBUE products are less effective, and as a result they may discontinue taking it and prescribing it. Additionally, if physicians or patients titrate DAYBUE products below the recommended doses, patients may not experience the desired outcomes, and physicians or patients may develop negative beliefs about the effectiveness of DAYBUE products and/or discontinue their use.

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

Our ability to generate product revenues will be diminished if coverage for our products from commercial or government payors is not provided, is decreased or if patients have unacceptably high out-of-pocket requirements.*

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors, including U.S. and foreign governmental healthcare programs, such as Medicare, Medicaid and EU Member States, as well as managed care organizations and commercial payors, among others, to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from third-party payors are critical to product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor drug products when lower cost therapeutic alternatives are already available or subsequently become available. Even with coverage for our products, the resulting reimbursement payment rates might not be adequate or may require out-of-pocket obligations, such as deductibles and co-pay or coinsurance payments, that patients find unacceptably high. Patients may not use our products if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost.

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

Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we would be able to charge for our products or product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

Third-party payors, whether governmental or commercial, whether in the U.S. or globally, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. For example, the U.S. Department of Health and Human Services (HHS) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Based upon the current law, we believe that 2029 is the earliest year NUPLAZID could be subject to a negotiated price, as we expect to apply and qualify for the small biotech exception, which provides an exemption from selection until 2027 (for initial price negotiation in 2029). In 2029, if selected, we expect that the price negotiation for NUPLAZID would be limited as we qualify as a “specified small manufacturer” and will receive the discount phase-in for NUPLAZID in years 2029 and 2030. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. Selling our products at less than an optimized price would impact our revenues and could impact our overall success as a company. We have changed, and may continue to change, the price of our products from time to time, however, we do not know if the price we have selected, or may select in the future, for our products is or will be the optimized price. Additionally, we do not know whether and to what extent third-party payors will react to any possible future changes in the price of our products. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Outside the U.S., reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Further, one payor’s determination to provide coverage and reimbursement for a product does not ensure that other payors will also provide coverage and reimbursement for the product. Therefore, coverage and reimbursement for our products both in the U.S. and outside may differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage will be obtained. Coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

An HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. On January 12, 2025, Regulation No 2021/2282 on HTA entered into application through a phased implementation. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products. The HTA Regulation establishes a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. This regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. As implementation of the HTA Regulation is phased in and key methodological and procedural guidance continues to evolve, there remains uncertainty regarding the evidence requirements, timing, and impact of joint clinical assessments on national reimbursement processes. The new framework may result in additional or differently structured evidentiary expectations, misalignment between assessment and regulatory timelines, or delays in national decisions. Any adverse or delayed HTA outcomes, or divergent national reimbursement decisions, could negatively affect our ability to obtain or maintain favorable pricing and reimbursement status for any product candidates, if approved. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for our products or product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

Following the EC’s grant of marketing authorization for DAYBU in August 2026, DAYBU is also subject to generally applicable ongoing post-authorization requirements in the EU, including pharmacovigilance and risk management, safety reporting, manufacturing and quality requirements and requirements relating to updates to the marketing authorization and product information. Failure to comply with these requirements could result in regulatory action, including restrictions, suspension, variation or withdrawal of the marketing authorization.

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
•
requirement of a Risk Evaluation and Mitigation Strategy to mitigate the risk of off-label use in populations where the FDA or comparable foreign regulatory authorities may believe that the potential risks of use may outweigh its benefits;
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

Drug development is a long, expensive and unpredictable process with a high risk of failure, and there is no guarantee that our products or product candidates will be successful in ongoing or future clinical trials or obtain regulatory approval.*

Nonclinical testing and clinical trials are long, expensive and unpredictable processes that can be subject to delays. Preliminary, initial, topline or interim results of clinical trials do not necessarily predict final results and such results may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final results. In addition, success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials. Of the large number of product candidates in development, only a small percentage result in the submission of an NDA to the FDA or comparable regulatory filing to regulatory authorities in other jurisdictions, and even fewer are approved for marketing. Even if clinical trials are completed, we or our collaborators may not submit applications for required authorizations to manufacture and/or market potential products or any such application may not be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all.

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

Our drug development programs are at various stages of development and the historical rate of failures for product candidates in our industry is extremely high. We have had several clinical studies that did not achieve statistical significance on certain endpoints, including the unsuccessful Phase 3 ADVANCE-2 study of pimavanserin for the treatment of the negative symptoms of schizophrenia in March 2024, the unsuccessful Phase 2 study of pimavanserin for the treatment of irritability associated with autism spectrum disorder in pediatric populations (Pediatric Phase 2 Trial) in October 2024, the unsuccessful Phase 3 COMPASS PWS study of intranasal carbetocin for the treatment of hyperphagia in Prader-Willi Syndrome in September 2025 and the Phase 2 portion of the RADIANT trial of remlifanserin for ADP in September 2026, which narrowly missed the primary endpoint. At this time, we are not planning to conduct any additional clinical studies for any new indications for pimavanserin or any additional clinical studies with intranasal carbetocin. We plan to continue enrolling our two ongoing Phase 3 studies evaluating remlifanserin in ADP while implementing amendments to the Phase 3 program, including removing the 30 mg dosage arm.

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
•
obtaining clearance from the FDA or comparable foreign regulatory authorities to commence clinical trials pursuant to an Investigational New Drug application;
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

The process of integrating any acquired business, technology, service, or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize its anticipated benefits. Moreover, any product candidate we identify, select and acquire or license may require additional, time-consuming development or regulatory efforts prior to commercial sale, including nonclinical studies, if applicable, and extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risk of failure that is inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and/or effective for approval by regulatory authorities. In addition, any such products that are approved may not be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective or desired than other commercially available alternatives.

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
•
the variation in our gross-to-net adjustments from quarter to quarter, primarily because of the fluctuation in our share of product costs beyond annual patient out-of-pocket thresholds (known as “catastrophic coverage”) for Medicare Part D patients;
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
•
the incurrence of nonclinical or clinical expenses that could fluctuate significantly from period to period, including reimbursement obligations pursuant to our collaboration agreements;
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

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our pharmaceutical products, and for the advancement of our nonclinical and clinical development programs. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

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

Although we design and manage our current nonclinical studies and clinical trials, we currently do not have the ability to conduct clinical trials for our product candidates on our own. We rely on CROs, medical institutions, clinical investigators, and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. In addition, we also rely on third parties to assist with our nonclinical studies, including studies regarding biological activity, safety, absorption, metabolism, and excretion of product candidates. Some of these third parties may experience shutdowns or other disruptions as a result of adverse geopolitical or macroeconomic developments and therefore may be unable to provide the level of service that we have received in the past.

Our nonclinical activities or clinical trials may be delayed, suspended, or terminated if:

•
these third parties do not successfully carry out their contractual duties or fail to meet regulatory obligations or expected deadlines;
•
these third parties need to be replaced; or
•
the quality or accuracy of the data obtained by these third parties is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons.

Failure to perform by these third parties may increase our development costs, delay our ability to obtain regulatory approval, and delay or prevent the commercialization of our product candidates, if approved. We currently use several CROs to perform services for our nonclinical studies and clinical trials. While we believe that there are numerous alternative sources to provide these services, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays, additional expenditures, or at all, any of which could negatively affect our business, results of operations, financial condition and prospects.

We currently depend, and in the future will continue to depend, on third parties to manufacture our products and product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of clinical trial materials and commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop, commercialize, or continue to supply our products or product candidates, if approved.*

We have no manufacturing facilities. We have contracted with third-party manufacturers to produce, in collaboration with us, our products and product candidates.

We have contracted with Patheon to manufacture NUPLAZID 10 mg tablet and 34 mg capsule drug product and DAYBUE for commercial use, Catalent to manufacture NUPLAZID 34 mg drug product for commercial use in the U.S., Bend to manufacture DAYBUE for commercial use, and Halo to manufacture trofinetide DAYBUE STIX 5g, 6g, and 8g drug product stick packs for commercial use in the U.S. Additionally, we have contracted with Siegfried to manufacture API to be used in the manufacture of NUPLAZID drug product for commercial use, and Corden, FIS and Flamma to manufacture API to be used in the manufacture of DAYBUE drug product for commercial use. However, we have not entered into any agreements with any alternate suppliers for 10 mg NUPLAZID drug product or NUPLAZID API. We may face delays or increased costs in our supply chain that could jeopardize the commercialization of our products. While we currently have sufficient API for both NUPLAZID and DAYBUE products and NUPLAZID and DAYBUE finished products on hand to continue our commercial and clinical operations as planned, depending on the effects of geopolitical and macroeconomic developments and whether such developments cause disruptions, we may face such delays or costs in future years. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by geopolitical and macroeconomic developments, including rapid changes in U.S. trade policy, such as the imposition of tariffs and trade barriers as well as potential retaliatory measures taken by other governments, our supply chain may be disrupted, limiting our ability to manufacture, test and distribute our products for commercial sales and our product candidates for our clinical trials and research and development operations. For example, it takes approximately twelve months for our third-party manufacturers to produce DAYBUE API, and a supply chain disruption in DAYBUE API would cause delays or increased costs to us that could jeopardize the commercial supply of DAYBUE products.

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

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization of our products or product candidates, if approved, and could have a material adverse effect on our business, results of operations, financial condition and prospects. Further, changes in federal policy could affect the geopolitical landscape and could give rise to circumstances that negatively affect our business. The third parties that manufacture our products and product candidates have manufacturing activities located in the United States, Canada, the EU and Switzerland. The U.S. has implemented, and has proposed to further implement, tariffs that may affect the availability of imported raw materials used in the production of our products and/or increase the costs of our third-party manufacturers and the expense to us to produce our products and product candidates. Additionally, other governments have enacted, and may continue to enact, retaliatory measures in response to such tariffs. If such actions were to materially affect us or our third-party manufacturers, we may not be able to successfully commercialize our products, which would have an adverse effect on our results of operations.

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

In the EU, on January 12, 2025, Regulation (EU) 2021/2282 on HTA entered into application through a phased implementation. It is intended to increase cooperation among EU Member States in assessing clinical aspects of health technologies, including new medicinal products, by establishing a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The HTA Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. EU Member States, however, remain responsible for assessing non‑clinical aspects, such as economic, ethical, and social considerations, and for making pricing and reimbursement decisions at the national level. As implementation of the HTA Regulation is phased in and key methodological and procedural guidance continues to evolve, there remains uncertainty regarding the evidence requirements, timing, and impact of joint clinical assessments on national reimbursement processes. The new framework may result in additional or differently structured evidentiary expectations, misalignment between assessment and regulatory timelines, or delays in national decisions. Any adverse or delayed HTA outcomes, or divergent national reimbursement decisions, could negatively affect our ability to obtain or maintain favorable pricing and reimbursement status for any product candidates, if approved. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for our products or product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

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

The pharmaceutical industry is subject to stringent regulation by the FDA and other regulatory agencies in the U.S. and by comparable foreign regulatory authorities in other jurisdictions. Neither we nor our collaborators can market a pharmaceutical product in the U.S. until it has completed rigorous nonclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product, and requires substantial resources. Even if regulatory approval is obtained, the FDA and comparable foreign regulatory authorities may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, and/or marketing of such products, and requirements for post-approval studies, including additional research and development and clinical trials. These limitations may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate, if approved.

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

On December 11, 2025, the Parliament and the Council of the EU reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the Pharma Package). The reform has been under negotiation since the EC submitted its proposal in April 2023. The Pharma Package, comprised of a new directive and regulation to replace existing legislation, aims to modernize the EU framework. The Council formally adopted its first-reading position on the EU Pharmaceutical Package on September 28, 2026. The legislation is still subject to formal approval by the European Parliament, following which it will be published in the Official Journal of the European Union and enter into force. The Pharma Package encompasses a broad range of measures, including changes to regulatory data and market protection periods, including an eight-year regulatory data protection period and a one-year market protection period, with opportunities for additional periods of market protection subject to specified conditions and a maximum combined regulatory protection period of eleven years; changes to the orphan medicinal product framework, including a reduction in the standard period of orphan market exclusivity from ten to nine years, an eleven-year period of orphan market exclusivity for certain “breakthrough” orphan medicinal products, and changes to the incentives available for additional orphan indications; and an expansion of the “Bolar” exemption to permit certain activities relating to generic and biosimilar medicines while relevant intellectual property rights remain in force, including submissions for procurement tenders. A decrease in market exclusivity opportunities for our products or product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our products or product candidates.

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

For example, the use of NUPLAZID for the treatment of PDP competes with off-label use of various antipsychotic drugs, including the generic drugs quetiapine, clozapine, risperidone, aripiprazole, and olanzapine. In addition, DAYBUE products compete indirectly with off-label usage of branded and generic prescription medications targeted at individual symptoms of Rett syndrome, including antiepileptics, antipsychotics, antidepressants and benzodiazepines. Further, there are several currently disclosed programs in development for Rett syndrome. UCB S.A. has announced plans to initiate a Phase 3 clinical trial of fenfluramine in patients with Rett syndrome during 2026. Taysha Gene Therapies is conducting pivotal clinical trial of a AAV9 intrathecal delivered gene therapy to treat Rett syndrome. Neurogene has initiated a pivotal clinical trial of its investigational adeno-associated virus gene therapy candidate, NGN-401, delivered using intracerebroventricular administration to treat Rett Syndrome. Several academic institutions and pharmaceutical companies are currently conducting clinical trials for the treatment of various symptoms of Rett syndrome, including Unravel Bio and Vanderbilt University Medical Center, which are jointly conducting an early-stage study with vorinostat (RVL-001).

Other competitors may have a variety of drugs in development or awaiting approval from the FDA or comparable foreign regulatory authorities that could reach the market and become established before we have a product to sell for the applicable disorder. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Many of our competitors are using technologies or methods different or similar to ours to identify and validate drug targets and to discover novel small molecule drugs. Many of our competitors and their collaborators have significantly greater experience than we do in the following:

•
identifying and validating targets;
•
screening compounds against targets;
•
nonclinical studies and clinical trials of potential pharmaceutical products;
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

Risks Related to Our Common Stock

Our stock price historically has been, and is likely to remain, highly volatile.*

The market prices for securities of biotechnology companies in general, and drug discovery and development companies in particular, have been highly volatile and may continue to be highly volatile in the future. From the period between January 2, 2026 to October 28, 2026, the closing price of our common stock has ranged from a low of $18.62 per share to a high of $30.57 per share. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has been brought against that company. For example, we, and certain of our current and former officers and directors, are subject to numerous lawsuits related to prior statements about NUPLAZID and our sNDA seeking approval of pimavanserin for the treatment of hallucinations and delusions associated with dementia-related psychosis, as described in “Legal Proceedings”. If we are not successful in defense of these claims, we may have to make significant payments to, or other settlements with, our stockholders and their attorneys. Even if such claims are not successful, the litigation has resulted in additional costs in the past and could result in further substantial costs and diversion of our management’s attention and resources in the future, which could have a material adverse effect on our business, operating results or financial condition.

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

ITEM 5. OTHER INFORMATION

During the Company’s last fiscal quarter, no Company director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of Regulation S-K, except:

•
On August 6, 2026, the Rule 10b5-1 trading arrangement, which was intended to satisfy the affirmative defense of Rule 10b5-1(c) and adopted by James Kihara, Senior Vice President, Finance, on December 9, 2025, was terminated. The trading arrangement provided for the sale of up to 41,421 shares of our common stock. Prior to the termination, 11,421 shares were sold under the trading arrangement. The trading arrangement was scheduled to expire on March 9, 2027, or earlier if and when all transactions under the trading arrangement were completed.

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

10.1[a]	Joint Venture and License Agreement, dated July 13, 2023, by and between the Registrant and Neuren Pharmaceuticals Limited.

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

101

The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed on November 4, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language), are filed herewith: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_________________

a Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[…***…]”) because the Company has determined that the information is both not material and is the type that the Company treats as private or confidential.

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

Acadia Pharmaceuticals Inc.

Date: November 4, 2026	By:	/s/ Mark C. Schneyer
Mark C. Schneyer
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)